Form 10-K
period 2008-12-31
Embassy Bancorp, Inc.
filed 2009-03-31
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to __________________

Commission file number 000-1449794

Embassy Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	26-3339011
(State of incorporation)	(I.R.S. Employer Identification No.)

One Hundred Gateway Drive, Suite 100 Bethlehem, PA	18017
(Address of principal executive offices)	(Zip Code)

(610) 882-8800
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered under section 12(g) of the Exchange Act:

Common Stock, Par Value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of The Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.      Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.       Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)
Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2008, the registrant’s most recently completed second fiscal quarter, was $43,471,850.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐  No ☐                                Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 26, 2009	($1 Par Value)	6,892,420
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on June 18, 2009 are incorporated by reference into Part III of this report.  The proxy statement will be filed with the SEC within 120 days of December 31, 2008.

PART I

Item 1.  BUSINESS.

General

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act  of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y.  The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the "Bank") in connection with the reorganization of the Bank into a bank holding company structure, which reorganization was consummated on November 11, 2008.  Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow.  As such, the consolidated financial statements contained herein include the accounts of the Company and the Bank.

The Bank was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001.  It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

Mission

The Company provides a traditional range of financial products and services to meet the depository and credit needs of individual consumers, small and medium sized businesses and professionals in its market area.  As a locally owned and operated community bank, there is a strong focus on service that is highly personalized, efficient and responsive to local needs. It is the intention of the Company to deliver its products and services with the care and professionalism expected of a community bank and with a special dedication to personalized service. To create this environment, the Company employs a well-trained, highly motivated staff, all with previous banking experience, and interested in building quality client relationships using state-of-the-art delivery systems and client service facilities. The Company’s senior management has extensive banking experience.  The Company’s goal is to serve the financial needs of its clients and provide a profitable return to its investors, consistent with safe and sound banking practices.

The Company focuses on establishing and retaining customer relationships by offering a broad range of financial services, competitively-priced and delivered in a responsive manner.  Correspondent relationships are utilized where it is cost beneficial. The specific objectives of the Company are: 1) to provide individuals, professionals and local businesses with the highest standard of relationship banking in the local market; 2) to attract deposits and loans by offering state of the art products and services with competitive pricing; 3) to provide a reasonable return to shareholders on capital invested; and 4) to attract, train and retain a happy, motivated and team oriented group of banking professionals dedicated to meeting the Company’s objectives.

Market “Niche”

The Company provides the traditional array of commercial banking products and services emphasizing one-on-one delivery to consumers and businesses located in Lehigh and Northampton Counties in Pennsylvania.  In the Company’s primary market area, which is dominated by offices of large statewide, regional and interstate banking institutions, banking services that are furnished in a friendly and courteous manner with a timely response to customer needs fill a “niche” that arises due to the loss of local institutions through merger and acquisitions.

Deposits

The Company offers the latest in small business cash management services to help local companies better manage their cash flow, in order for the Company to attract and retain stable deposit relationships.  The expertise and experience of the Company’s management coupled with the latest technology accessed through third party providers enables the Company to maximize the growth of business-related deposits.

As for consumers, deposit growth is driven by a variety of factors including, but not limited to, population growth, bank and non-bank competition, increase in household income, interest rates, accessibility of location and the sales efforts of Company personnel.  Time deposits can be attracted and/or increased by paying an interest rate higher than that offered by competitors, but they are the most costly type of deposit.  The most profitable type of deposits are non-interest bearing demand (checking) accounts which can be attracted by offering free checking.  However, both high interest rates and free checking accounts generate certain expenses for a bank and the desire to increase deposits must be balanced with the need to be profitable.  The deposit services of the Company are generally comprised of demand deposits, savings deposits, money market deposits, time deposits and Individual Retirement Accounts.

Loans

The loan portfolio of the Company consists primarily of variable-rate and fixed-rate loans, with a significant concentration in commercial-purpose transactions and consumer home equity loans.  While most credit facilities are appropriately collateralized, major emphasis is placed upon the financial condition of the borrower and evaluating the borrower’s cash flow versus debt service requirements.  The familiarity of the Company’s management team and members of the Company’s Loan Committee with prospective local borrowers enables the Company to better evaluate the character, integrity and creditworthiness of the prospective borrowers.

Loan growth is driven by customer demand, which in turn is influenced by individual and business indebtedness and consumer demand for goods.  A performing loan is a loan which is being repaid according to its original terms and is the most desirable type of loan that a bank seeks to make.  Again, a balancing act is required for the Company inasmuch as loaning money will always entail some risk. Without loaning money, however, a bank cannot generate enough earnings to be profitable.  The risk involved in each loan must, therefore, be carefully evaluated before the loan is made.  The interest rate at which the loan is made should always reflect the risk factors involved, including the term of the loan, the value of collateral, if any, the reliability of the projected source of repayment and the amount of the loan requested.  Credit quality will always be the Company’s most important factor.

The Company has not been involved in any “sub-prime” mortgage lending and has not purchased or invested in any securities backed by or which include sub-prime loans.

Small Business Loans

The Company is generally targeting businesses with annual revenues of less than $20 million.  These customers tend to be ignored by the larger institutions and have felt the most negative effects of the recent bank consolidations.  The Company offers responsiveness, flexibility and local decision making for loan applications of small business owners thereby eliminating delays caused by non-local management.  The Company participates in programs offered through Local, State and Federal programs and may participate in Small Business Administration (SBA) programs.

Consumer Lending

The Company offers its retail customer base a product line of consumer loan services including secured and unsecured personal loans, home equity loans, lines of credit and auto loans.

Residential Mortgage Loans

The Company offers a range of specialty home equity mortgage products at competitive rates.  The Company seeks to capitalize on its policy of closing loans in a time frame that will meet the needs of its borrowers.  The Company’s loan officers call upon accountants, financial planners, attorneys and others to generate loan applications.

Commercial Mortgage/Construction Loans

The Company originates various types of loans secured by real estate, including, to a limited extent, construction loans. The Company’s loan officers call upon accountants, financial planners, attorneys and others to generate loan applications. The loan officers endeavor to work closely with real estate developers, individual builders and attorneys to offer construction loan services to the residential real estate market as well as to owners of owner-occupied commercial and investment properties.  Construction loans are priced at floating rates geared to current market rates. Upon completion of construction, these loans may be converted into permanent commercial and residential loans. Construction lending is expected to constitute a minor portion of the Company’s loan portfolio.

In some cases, the Company originates loans larger than its lending limit and enters into participation arrangements for those loans with other banks.

As an independent community bank, the Company serves the special needs of legal, medical, accounting, financial service providers and other professionals.  Lines of credit, term loans and demand loans are tailored to meet the needs of the Company’s customers in the professional community.  In addition to the usual criteria for pricing credit-related products, the Company takes into consideration the overall customer relationship to establish credit pricing.  Deposit relationships in demand, savings, money market, and certificate accounts are considered in loan pricing along with the credit worthiness of the borrower.

Other Services

To further attract and retain customer relationships, the Company provides or will provide the standard array of financial services expected of a community bank, which include the following:

Treasurer Checks	Payroll Tax Deposits
Certified Checks	Safe Deposit Boxes
Gift Checks	Night Depository
Wire Transfers	Bond Coupon Redemptions
Savings Bonds Sales & Redemptions	Bank by Mail
Credit/Debit Card, Merchant Processing	Automated Teller Machine
Direct Deposit/ACH	On-Line Banking and Bill Pay
Cash Management Services	Commercial Credit Cards
Escrow Management Services

Fee Income

Fee Income is non-interest related.  The Company earns fee income by charging customers for banking services, merchant processing, treasurer’s checks, overdrafts, wire transfers, bond coupon redemptions, check orders as well as other deposit and loan related fees.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community.  The Company had its last CRA compliance examination in 2003 and received a “satisfactory” rating.

The Company’s Directors and Officers are committed to reaching out to the community in which they live and work. The personal, business and community rewards for helping local residents and businesses are numerous. The Board is dedicated to recognizing an ongoing commitment and understanding of the Company’s responsibility under the Community Reinvestment Act.  The Company is committed to providing access to credit and deposit products for all members of the communities that it serves.

Service Area

The Company draws its primary deposits and business from areas immediately surrounding its principal office in Hanover Township, Pennsylvania and its branch offices in South Whitehall Township, Lower Macungie Township and the City of Bethlehem, Pennsylvania, as well as the remainder of Lehigh and Northampton Counties in Pennsylvania.

Bank Premises

The Company leases 7,747 square feet of space on the ground floor of a commercial office building located at 100 Gateway Drive, Hanover Township, Pennsylvania.  This location is on Route 512, approximately one block North of Route 22, adjacent to the existing Best Western/Hampton Inn Complex. The Company has improved the interior of the leased premises for its use including the construction of a vault, teller cabinets, drive-in window unit, an automated teller machine, night depository, executive offices, lobby, exterior signing and the like. The initial term of the lease is for ten (10) years at a monthly base rent of $13,045 for the initial three (3) years and increasing by 3% each year thereafter.  The Company has an option to renew this lease for five additional five-year (5) periods.

In November 2002, an investment group comprised of certain members of the Board of Directors of the Company and its executive officers agreed to purchase the office building in which the Company’s offices are located.   The former owner of the building is unrelated to the Company or any of the members of the investment group.  The building was purchased subject to all outstanding leases, including the Company’s lease described above.  The lease terms for the Company’s lease were negotiated at arms length with the former owner in 2001.

By lease amendment dated January 1, 2005, the Company leased 4,349 square feet of additional space on the second floor of the building for the remaining term of the existing lease at a monthly base rent of $6,523.50 or $18.00 per square foot per year, subject to a tenant improvement allowance of $44,512.50.

In April, 2004, the Company occupied a new branch office on Tilghman Street, Allentown, Pennsylvania, which constituted its second location.  This office occupies approximately 3,584 square feet of space at a beginning base monthly rent of $6,421.33 per month or $21.50 per square foot per year.  This branch office includes a vault, teller cabinets, drive-in window, loan offices and all other fixtures and improvements necessary for branch operations.

In July 2005, the Company entered into a ground lease agreement for a branch location on Cedar Crest Boulevard in Allentown. The ground lease commenced in 2007.  A building is currently under construction on the site and is expected to be completed by the third quarter of 2009.  Subsequent to December 31, 2008, the Company committed to a lease agreement for this fifth branch which will terminate the ground lease agreement.  The new lease qualifies as an operating lease in accordance with FASB Statement No. 13 “Accounting for Leases.”

In October 2005, the Company entered into a lease for a branch office on Hamilton Boulevard in Trexlertown. This office occupies approximately 4,000 square feet of space at a beginning base rent of $8,333.33 per month or $25.00 per square foot per year.  The lease commenced in January 2007 and the branch opened in April 2007.

On March 17, 2006, the Company entered into a lease for a branch office at West Broad St. in Bethlehem, a property owned and to be leased from a director of the Company.  The Company leases approximately 2,918 square feet of space at a beginning base rent of $3,750 per month or $15.42 per square foot per year.   The Company believes the lease terms are comparable to those which would be entered into with an unrelated party. The lease commenced and the branch opened in September 2006.

In June 2008, the Company entered into a commercial lease agreement for a potential branch location on Route 378 in Lower Saucon Township, which is expected to open in 2009.  The new lease qualifies as an operating lease in accordance with FASB Statement No. 13 “Accounting for Leases.”

Subsequent to December 31, 2008, the Company entered into a land lease agreement for a branch location on Corriere Road and Route 248 in Lower Nazareth Township.  The agreement is contingent upon completing proper due diligence of the site, including title, survey, and environmental matters, planning and zoning approvals, and proper banking regulatory approvals.

The Company pays certain additional expenses of occupying these spaces including, but not necessarily limited to, real estate taxes, insurance, utilities and repairs.  The Company is obligated under the leases to maintain the premises in good order, condition and repair.

Employees

As of December 31, 2008, the Company had a total of 53 employees of which 48 were full-time employees.

Competition

The banking business is highly competitive.  The Company competes with local banks as well as numerous regionally based commercial banks, all of which have assets, capital and lending limits larger than those of the Company.  The Company competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities.

Among the advantages many of the Company’s competitors have over the Company are larger asset and capital bases, the ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand.  Many competitors offer certain services such as trust services and international banking that will not be offered directly by the Company and, by virtue of their greater capital, most competitors will have substantially higher lending limits than those of the Company.

Segments

The Company acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers.  The Company offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and home equity loans; and the providing of other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between commercial and retail operations of the Company.  As such, discrete financial information is not available and segment reporting would not be meaningful.

Seasonality

Management does not feel that the deposits or the business of the Company are seasonal in nature.  Deposit and loan generation may, however, vary with local and national economic and market conditions but should not have a material effect on planning and policy making.

Supervision and Regulation

The Bank is a state-chartered bank organized under Pennsylvania law.  Its banking operations are subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking.  The Bank is not a member of the Federal Reserve System.

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions.  The Company is subject to the reporting requirements of the Federal Deposit Insurance Corporation (the “FDIC”); and the Company, together with its subsidiary, is subject to examination by the FDIC.  The Federal Deposit Insurance Act limits the amount of credit that a member bank may extend to its affiliates, and the amount of its funds that it may invest in or lend on the collateral of the securities of its affiliates.

The Company elected to become a Bank Holding Company in 2008 as provided under Title I of the Gramm-Leach-Bliley Act (the “Act”).  The Act provides a regulatory framework for regulation through the bank holding company, which has the Board of Governors of the Federal Reserve System as its umbrella regulator.  The Gramm-Leach-Bliley Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their bank holding companies in order for them to engage in new financial activities.  The Act provides a federal right to privacy of non-public personal information of individual customers.

The Company is subject to the Sarbanes-Oxley Act of 2002 (“SOX”).  SOX was enacted to address corporate and accounting fraud.  SOX adopts new standards of corporate governance and imposes additional requirements on the board of directors and management of public companies.  SOX law also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”).  Pursuant to Section 404 of SOX (“SOX 404”), the Company is required to furnish a report by its management on internal controls over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective.  The Company implemented and completed an exhaustive process to achieve compliance with SOX 404 during 2007 and has continued to be in compliance during 2008.  The Company must maintain effective internal controls which require an on-going commitment by management and the Company’s Audit Committee.  The process has and will continue to require substantial resources in both financial costs and human capital.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by 7 basis points for the first quarter 2009 assessment period. The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 7 to 77.5 basis points of the institution’s deposits. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 45 basis points) for the second quarter of 2009. This action also changed the way that the FDIC’s assessment system differentiates for risk and extended the time frame to restore the DIF from 5 years to 7 years and imposes a special assessment on insured institutions of 20 basis points, payable September 30, 2009. The ruling also allows the FDIC to impose an emergency assessment of 10 basis points after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company currently does not know of any practice, condition or violation that might lead to termination of the Company’s deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Impact of Monetary Policies

The profitability of the banking business depends in large part on interest rate differentials.  In general, the difference between the interest rate paid by the Company on its deposits and its other borrowings, and the interest rate received by the Company on loans extended to its customers and securities held in the Company’s portfolio, comprises the major portion of the Company’s earnings.  In addition, the Company generates revenues by assessing fees on its services; to the extent the competitive market will allow such fees.

The Bank is a member of the Federal Home Loan Bank System (“FHLBanks”), which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Board.  The FHLBanks provide a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), is required to acquire and hold shares of capital stock in the FHLB in an amount equal to: 1) not less than 4.5% and not more than 6.0% of its outstanding FHLB loans and 2) at least a certain percentage of its unused borrowing capacity, not to exceed 1.5%.

The banking industry in the United States, which primarily is comprised of commercial banks, mutual and capital stock savings and loan associations, mutual and capital stock savings banks, credit unions, and bank and savings and loan holding companies, is part of the broader financial services industry.  This industry also includes insurance companies, mutual funds, and the brokerage industry.  In recent years, intense market demands and economic pressures have eroded once clearly defined industry classifications and have forced banking institutions to diversify their services, increase returns on deposits and become more cost effective as a result of competition with one another and with new types of financial services companies, including non-bank competitors.

The present bank regulatory scheme has and continues to undergo significant change, both as it affects the banking industry and as it affects competition between banks and non-bank financial institutions.  There have been significant regulatory, statutory and case law changes in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage.  Banks are now actively competing with non-bank financial institutions such as money market funds and investment bankers.  It is not possible to assess what impact these regulatory changes will have on the Company.

The earnings and growth of the Company and of the banking industry as a whole will be affected not only by general domestic and foreign economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board.  The Federal Reserve Board affects the national economy by its open market operations in United States government securities, limitations upon savings and time deposit interest rates, and adjustments to the discount and reserve retention rates applicable to borrowings by banks which are members of the Federal Reserve System.  These actions of the Federal Reserve Board influence the growth of bank loans, investments, and deposits and affect interest rates charged on loans and paid on deposits.  The nature and impact of any future changes in monetary policies cannot be predicted but may, in any event, have a material effect on the Company.

Item 1A.  RISK FACTORS.

Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.   PROPERTIES.

Embassy Bancorp, Inc. and its subsidiary occupy four full-service banking offices in the Lehigh Valley:
•	Hanover Township, Northampton County (administrative offices)
•	City of Bethlehem, Lehigh County

•	South Whitehall Township, Lehigh County
•	Lower Macungie Township, Lehigh County

The administrative and operations offices of the Company and its subsidiary are located at its 100 Gateway Drive, Bethlehem, Hanover Township location.  The following departments are located at that office:
•	Executive offices;
•	Commercial and consumer lending operations;
•	Marketing;
•	Human resources;
•	Deposit accounting;
•	Data processing;
•	And corporate accounting.

Reference is made to “Bank Premises” in Item 1 above for more information relating to the locations and the leases associated with each of the Company’s offices.

Item 3.   LEGAL PROCEEDINGS.

The Company and the Bank are an occasional party to legal actions arising in the ordinary course of its business.  In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information. There is no public trading market for the Company’s securities.

(b)	As of March 26, 2009, there are approximately 1,557 owners of record of the Common Stock.

(c)
The Company has paid no cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. As a general matter, cash available for dividend distribution to shareholders of the Company must initially come from dividends paid to the Company by the Bank.  As a result, legal restrictions on the payment of dividends by the Bank affects the ability of the Company to pay dividends.  The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be paid from accumulated net earnings (retained earnings) as long as minimum capital requirements are met.  The Bank does not currently have retained earnings.

Additionally, the Federal Reserve has indicated that a “small bank holding company” such as the Company, is not expected to pay corporate dividends until such time as its debt to equity ratio is 1:1 or less and its bank subsidiaries are otherwise well-managed, well-capitalized, and not under any supervisory order.  The Company’s debt to equity ratio currently exceeds the aforementioned 1:1 ratio.

(d)	The following table sets forth information as of December 31, 2008 concerning compensation plans or arrangements under which the Common Stock of the Company is authorized for issuance:

	Number of Shares to be issued upon exercise of out- standing options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance

Equity Compensation Plans and Individual Employment Agreements*	909,674	$3.79	403,892

*The Company’s 2001 Stock Option Plan has been approved by its shareholders.  There are no other equity compensation plans other than individual stock option commitments contained in the employment agreements of the Company’s Chief Executive and Chief Operating Officers. These agreements provide for a minimum annual award of options to purchase that number of shares determined by dividing 30% of the individual’s salary by the current market value of the Common Stock on the date the options are granted.  Pursuant to those employment agreements, certain options under the 2001 Stock Option Plan have been issued and may be issued in the future. Reference is made to Note 12 of the Notes to Financial Statements for a description of the 2001 Stock Option Plan.

(e)	Sales of Securities.
On November 11, 2008, the Company consummated its acquisition of Embassy Bank For The Lehigh Valley pursuant to a Plan of Merger and Reorganization dated April 18, 2008, pursuant to which the Bank was reorgnized into a bank holding company structure.  At the effective time of the reorganization, each share of common stock of Embassy Bank For The Lehigh Valley issued and outstanding was automatically converted into one share of Company common stock.  The issuance of Company common stock in connection with the reorganization was exempt from registration pursuant to Section 3(a)(12) of the Securities Act of 1933, as amended.

(f)	Repurchase of Equity Securities.

On December 17, 2008 the Company purchased 353 shares of its common stock at $9.73 per share from an individual shareholder.

Item 6.	SELECTED FINANCIAL DATA.

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF EMBASSY BANCORP, INC.

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2008 and 2007.  This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Bank operations and policies and regarding general economic conditions.  These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions that, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty.

Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, and (iv) other external developments which could materially affect the Company’s business and operations.

Critical Accounting Policies

Note 1 to the Company’s financial statements lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for loan losses involves a higher degree of judgment and complexity than the Company’s other significant accounting policies.  Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

The allowance for loan losses is established through the provision for loan losses, which is a charge against earnings. Provision for loan losses is made to reserve for estimated probable losses on loans.  The allowance for loan losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio, trends in actual and forecasted credit quality, including delinquency, charge-off and bankruptcy rates, and current economic conditions that may affect a borrower’s ability to pay.  The use of different estimates of assumptions could produce different provision for loan losses.  For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses” and “Allowance for Loan Losses.”

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carryforwards and their tax basis.  Deferred tax assets are reduced by a valuations allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share Based Payment.  Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Statement No. 123(R) requires that companies that utilized the minimum value method under Statement No. 123 adopt the new fair value accounting prospectively for new or modified grants on or after January 1, 2006.  Prospective adoption means that awards granted in earlier fiscal years continue to be accounted for using the existing accounting, typically APB Opinion No. 25.  For the years ended December 31, 2008 and 2007, there were no stock options granted.

GENERAL

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act  of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y.  The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley in connection with the reorganization of the Bank into a bank holding company structure, which reorganization was consummated on November 11, 2008.  Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow.  As such, the consolidated financial statements contained herein include the accounts of the Company and the Bank.

The Bank was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001.  It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

OVERVIEW

The Company’s assets grew $57.1 million from $334.0 million at December 31, 2007 to $391.1 million at December 31, 2008.  The Company’s deposits grew $41.0 million from $266.6 million at December 31, 2007 to $307.6 million at December 31, 2008.  During the same period, loans receivable, net of the allowance for loan losses, increased $42.3 million to $316.6 million at December 31, 2008 from $274.3 million at December 31, 2007.  The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate.  The Company expects increased lending activity, as the Company expands its presence in the market and becomes more widely known.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community.  Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

The Company reported net income of $1,186,000 for the year ended December 31, 2008 as compared to net income of $1,530,000 for the year ended December 31, 2007.  For year ended December 31, 2007, $1,241,000 of the net income was due to the income tax benefit of the net change in the valuation allowance on deferred taxes.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the difference between income on assets and the cost of funds supporting those assets.  Earning assets are composed primarily of loans and investments; interest-bearing deposits and borrowings make up the cost of funds.  Non-interest bearing deposits and capital are other components representing funding sources.  Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

2008 Compared to 2007

Total interest income for the year ended December 31, 2008 was $20,664,000 compared to $18,809,000 for the year ended December 31, 2007.  Total interest expense for the year ended December 31, 2008 was $11,060,000 compared to $11,763,000 for the year ended December 31, 2007.  The increase in interest income is due to growth in loan balances as well as investment securities.  The decrease in interest expense is due to the lower interest rate environment.  Net interest income increased to $9,604,000 for the year ended December 31, 2008 compared to $7,046,000 for the year ended December 31, 2007.

Generally, changes in net interest income are measured by net interest rate spread and net interest margin.  Interest spread is the mathematical difference between the average interest earned on earning assets and interest paid on interest bearing liabilities.  Interest margin represents the net interest yield on earning assets and is derived by dividing net interest income by average earning assets.  In a mature financial institution the interest margin gives a reader better indicators of asset earning results when compared to peer groups or industry standards.

The Company’s net interest margin for the year ended December 31, 2008 was 2.73% compared to 2.32% for the year ended December 31, 2007.  The increase in the margin is due primarily to the increase in loan balances as well as current market conditions which have significantly reduced deposit account rates and had a lesser impact on loan rates.  During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented.  All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense
	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Total loans	$300,162	$18,272	6.09%	$253,573	$16,350	6.45%	$206,595	$12,824	6.21%
Investment securities	48,763	2,346	4.81%	47,514	2,305	4.85%	43,300	1,958	4.52%
Federal funds sold	1,807	29	1.60%	2,905	149	5.13%	2,316	119	5.14%
Time deposits	311	12	3.86%	-	-	-	-	-	-
Interest bearing deposits with banks	502	5	1.00%	105	5	4.76%	114	5	4.39%

TOTAL INTEREST EARNING ASSETS	351,545	20,664	5.88%	304,097	18,809	6.19%	252,325	14,906	5.91%

Less allowance for loan losses	(2,706)			(2,489)			(2,061)
Other assets	8,921			7,719			6,396

TOTAL ASSETS	$357,760			$309,327			$256,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$36,299	$712	1.96%	$55,596	$1,707	3.07%	$58,924	$1,815	3.08%
Savings	73,833	2,229	3.02%	18,146	639	3.52%	4,536	48	1.06%
Certificates of deposit	152,557	6,374	4.18%	161,550	8,029	4.97%	137,707	6,101	4.43%
Securities sold under agreements to repurchase and other borrowings	47,807	1,745	3.65%	30,454	1,388	4.56%	16,370	754	4.61%

TOTAL INTEREST BEARING LIABILITIES	310,496	11,060	3.56%	265,746	11,763	4.43%	217,537	8,718	4.01%

Non-interest bearing demand deposits	15,102			14,465			15,207
Other liabilities	3,720			3,653			2,491
Stockholders' equity	28,442			25,463			21,425

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$357,760			$309,327			$256,660

Net interest income		$9,604			$7,046			$6,188
Net interest spread			2.32%			1.76%			1.90%
Net interest margin			2.73%			2.32%			2.45%

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Total loans	$3,004	$(1,082)	$1,922	$2,916	$610	$3,526
Investment securities	61	(20)	41	191	155	346
Federal funds sold	(56)	(64)	(120)	30	-	30
Time Deposits	-	12	12	-	-	-
Interest bearing deposits with banks	19	(19)	-	-	-	-
Total net change in income on interest-earning assets	3,028	(1,173)	1,855	3,137	765	3,902

Interest-bearing liabilities:
Interest bearing demand deposits, NOW and money market	(592)	(403)	(995)	(102)	(5)	(107)
Savings	1,961	(371)	1,590	144	447	591
Certificates of deposit	(447)	(1,208)	(1,655)	1,056	872	1,928
Total deposits	922	(1,982)	(1,060)	1,098	1,314	2,412
Securities sold under agreements to repurchase and other borrowings	791	(434)	357	649	(16)	633
Total net change in expense on interest-bearing liabilities	1,713	(2,416)	(703)	1,747	1,298	3,045
Change in net interest income	$1,315	$1,243	$2,558	$1,390	$(533)	$857

Provision for Loan Losses

The provision for loan losses represents the expense recognized to fund the allowance for loan losses.  This amount is based on many factors that reflect management’s assessment of the risk in its loan portfolio.  Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company.

For the year ended December 31, 2008, the provision for loan losses was $429,000 compared to $390,000 for the year ended December 31, 2007.  The allowance for loan losses as of December 31, 2008 was $2,932,000, which represents 0.92% of outstanding loans at December 31, 2008, which is comparable to the prior year-end of $2,503,000 representing 0.90% of outstanding loans.  Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate.  The increase in the percentage of allowance for loan losses to outstanding loans between December 31, 2007 and December 31, 2008 was primarily due to an increase in loan volume.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily service charge income and fees on deposit relationships.  Non-interest income also may include net gains and losses from the sale of available for sale securities.  Total non-interest income was $661,000 for the year ended December 31, 2008 compared to $460,000 for the year ended December 31, 2007.  This increase in non-interest income is due to increased service fees from the increase in the number of deposit accounts as well as an increase in merchant credit card processing services.  There were no sales of securities in 2008 and 2007.  As the account base grows and the Company matures and develops additional sources of fee income; non-interest income will be a contributor to the overall profitability of the Company.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company.  These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2008 were $7,992,000, compared to $6,827,000 for the year ended December 31, 2007.  The largest component increase was in salaries and benefits, which increased $505,000 or 15% due primarily to staff additions, increases in annual salaries and employee insurance benefits.  At December 31, 2008, the Company had fifty-one full-time equivalent employees compared to forty-nine full-time equivalent employees at December 31, 2007.  Occupancy and equipment expense increased $108,000 or 9% due to the addition of the new branch expenses, additions, maintenance and repairs of computer equipment, and software expenses. Data processing costs increased $130,000 or 25% due to increased volume of accounts and enhanced network support services.  Advertising and marketing expense increased $54,000 or 12% due to product promotions and our image campaign within the community. Professional fees increased $50,000 or 19% due to increased costs and expansion of primarily third party auditing, regulatory and consulting services.  FDIC insurance expense was $159,000 for the year ended December 31, 2008 compared to $146,000 for the ended December 31, 2007. Credit card expense increased $158,000 or 76% due to increased volume.  Other expenses increased $147,000 or 18% due to the Company’s growth.

A breakdown of other non-interest expenses is included in the statements of income in the Consolidated Financial Statements.

Income Taxes

The provision for income taxes was $658 thousand at December 31, 2008 compared to no provision at December 31, 2007, due to the utilization of net operating loss carryforwards.  Due to recognition of its deferred taxes at December 31, 2007, the Company had an income tax benefit of $1,241,000 for the year ended December 31, 2007.  Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred taxes are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio.  Using this classification, the Company intends to hold these securities for an indefinite amount of time but not necessarily to maturity.  Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.  The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards.  The Company holds no high-risk securities or derivatives as of December 31, 2008.

The Company’s securities portfolio was $54,251,000 at December 31, 2008, a $4,755,000 increase from securities of $49,496,000 at December 31, 2007. The Company’s securities have increased due to purchases in the amount of $11,237,000 offset by investment principal pay-downs and maturities.  The carrying value of the securities portfolio as of December 31, 2008 includes a net unrealized gain of $1,477,000 as compared to a net unrealized gain of $115,000 as of December 31, 2007, which is recorded to accumulated other comprehensive income in stockholders’ equity.  This increase in the unrealized gain is due to the changes in market interest rates from 2007 to 2008, and therefore no securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2008, 2007, 2006, 2005, and 2004.

	2008	2007	2006	2005	2004
	(In Thousands)
U.S. Treasury and agency obligations	$11,697	$11,146	$10,767	$10,766	$2,008
Mortgage-backed securities	37,108	34,494	28,510	27,760	31,449
Taxable municipal securities	5,446	3,856	3,820	3,781	-
Total Securities Available for Sale	$54,251	$49,496	$43,097	$42,307	$33,457

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2008.   Maturities of mortgage-backed securities are based on estimated life.  Yields are based on amortized cost.

Securities by Maturities
(Amortized Cost)

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)

U.S. Government agency obligations	$-	-	$9,975	4.42%	$992	4.70%	$-	-	$10,967	4.44%

Taxable Municipal securities	$-	-	$2,535	4.68%	$2,950	5.21%	$-	-	$5,485	4.96%

Mortgage-backed securities	$1,944	4.26%	$24,610	4.76%	$9,183	5.54%	$585	4.92%	$36,322	4.93%

Total Debt Securities	$1,944	4.26%	$37,120	4.66%	$13,125	5.40%	$585	4.92%	$52,774	4.83%

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2008, 2007, 2006, 2005, and 2004.  All of the Company’s loans are to domestic borrowers.

	December 31, 2008		December 31, 2007		December 31, 2006
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars In Thousands)
Commercial real estate	$148,881	46.62%	$125,021	45.21%	$101,737	43.21%
Commercial construction	6,886	2.16%	2,969	1.07%	6,183	2.63%
Commercial	24,096	7.55%	22,583	8.17%	21,578	9.17%
Home equity	136,739	42.82%	123,774	44.75%	103,895	44.14%
Consumer	2,726	0.85%	2,216	0.80%	2,006	0.85%

Gross loans	319,328	100.00%	276,563	100.00%	235,399	100.00%
Unearned origination costs	252		253		194

	$319,580		$276,816		$235,593

	December 31, 2005		December 31, 2004
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)
Commercial real estate	$77,854	43.46%	$47,435	41.87%
Commercial construction	2,626	1.47%	1,079	0.95%
Commercial	16,906	9.44%	15,058	13.29%
Home equity	80,726	45.07%	48,292	42.63%
Consumer	1,003	0.56%	1,431	1.26%

Gross loans	179,115	100.00%	113,295	100.00%
Unearned origination costs	207		169

	$179,322		$113,464

The following table shows the maturities of the commercial loan portfolio and the sensitivity of such loans to interest rate fluctuations at December 31, 2008.

	One year or Less	After One Year Through Five Years	After Five Years	Total
	(In Thousands)
Commercial real estate	$24,002	$84,019	$40,860	$148,881
Commercial construction	3,108	3,778	-	6,886
Commercial	10,282	11,469	2,345	24,096

	$37,392	$99,266	$43,205	$179,863

Fixed Rates	$9,527	$90,375	$41,545	$141,447
Variable Rates	27,865	8,891	1,660	38,416

	$37,392	$99,266	$43,205	$179,863

Credit Risk and Loan Quality

In its lending activities, the Company seeks to develop sound credit relationships with customers who will grow with the Company.  There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  The philosophy of seeking quality credits and building relationships while possibly forgoing income opportunities will continue.

The Company’s loan policy establishes tiered lending authorities to individual officers of the Company, the Loan Committee and the Board of Directors.  At December 31, 2008, the Company had two loans delinquent beyond ninety days for $818,000 to one borrower, as compared to no loans delinquent beyond ninety days at December 31, 2007, three loans delinquent, two to the same borrower for $206,000 at December 31, 2006, one loan delinquent for $102,000 at December 31, 2005 and no loans delinquent at December 31, 2004.  At December 31, 2008 and 2007, the Company had no loans on non-accrual status compared to two loans on non-accrual status for $205,000 at December 31, 2006 and no loans on non-accrual status at years ending 2005 and 2004.  At December 31, 2008, the Company had no loans charged off for the year compared to two loans totaling $313,000 charged off for the year ending 2007, and no loans charged off at years ending 2006, 2005, and 2004.  It is the Company’s policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  The Company has had no other real estate owned as acquired through foreclosure.

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.92% of outstanding loans.  Based on its knowledge of the portfolio and current economic conditions, management believes that as of December 31, 2008, the allowance is adequate to absorb reasonably anticipated losses.  As of December 31, 2008, there were no loans where information known to management caused management to have serious doubts as to the ability of the borrower to comply with the current repayment terms.

The activity in the allowance for loan losses is shown in the following table as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Loans receivable at end of year	$319,580	$276,816	$235,593	$179,322	$113,464

Allowance for loan losses:
Balance, beginning	$2,503	$2,426	$1,782	$1,198	$805
Provision for loan losses	429	390	644	584	393
Loans charged off	-	(313)	-	-	-
Recoveries	-	-	-	-	-
Balance at end of year	$2,932	$2,503	$2,426	$1,782	$1,198

Allowance for loan losses to loans receivable at end of year	0.92%	0.90%	1.03%	0.99%	1.06%

The following table details the allocation of the allowance for loan losses to the various categories. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

Allocation of the Allowance for Loan Losses

	December	% of Gross	December	% of Gross	December	% of Gross	December	% of Gross	December	% of Gross
	2008	Loans	2007	Loans	2006	Loans	2005	Loans	2004	Loans
	(In Thousands)
Commercial real estate	$1,563	41.53%	$1,257	40.29%	$1,041	38.35%	$713	43.46%	$438	41.87%
Commercial construction	101	2.15%	47	1.07%	91	2.59%	60	1.47%	36	0.95%
Commercial	639	12.60%	623	13.03%	806	14.04%	611	9.44%	411	13.29%
Home equity	595	42.79%	530	44.33%	461	44.15%	382	45.07%	296	42.63%
Consumer	34	0.93%	46	1.28%	27	0.85%	16	0.56%	17	1.26%

Total Allowance for Loan Losses	$2,932	100.00%	$2,503	100.00%	$2,426	100.00%	$1,782	100.00%	$1,198	100.00%

Deposits

The Company, as growth continues, expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s office. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2008 were $307,570,000, an increase of $40,929,000, or 15.35%, over total deposits of $266,641,000 as of December 31, 2007.

The following table reflects the Company’s deposits by category for the periods indicated.  All deposits are domestic deposits.

	December 31, 2008	December 31, 2007	December 31, 2006
	(In Thousands)
Demand, non-interest bearing	$16,194	$15,150	$15,855
Demand and money market, interest bearing	31,437	46,095	64,179
Savings	103,863	37,489	4,597
Time, $100 and over	65,344	59,421	57,805
Time, other	90,732	108,486	95,706

Total deposits	$307,570	$266,641	$238,142

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits for the years ended December 31, 2008, 2007, and 2006.

	Years Ended December 31
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands)
Demand and money market, interest bearing	$36,299	1.96%	$55,596	3.07%	$58,924	3.08%
Savings	73,833	3.02%	18,146	3.52%	4,536	1.06%
Certificates of deposit	152,557	4.18%	161,550	4.97%	137,707	4.43%
Total interest bearing deposits	262,689	3.55%	235,292	4.41%	201,167	3.96%
Non-interest bearing demand deposits	15,102		14,465		15,207
Total	$277,791		$249,757		$216,374

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more as of December 31, 2008.

December 31, 2008
(In Thousands)
3 months or less	$19,122
Over 3 through 6 months	16,352
Over 6 through 12 months	24,040
Over 12 months	5,830

Total	$65,344
Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds.  The Company’s sources of liquidity are cash balances, due from banks, Federal funds sold and short-term securities.  There are other sources of liquidity that are available to the Company.

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $193.9 million of which $21.8 million was outstanding at December 31, 2008, all of which are long term.  The Bank also has a line of credit with the FHLB of Pittsburgh and the Atlantic Central Bankers Bank of approximately $25.0 million and $6.0 million, respectively of which none was outstanding at December 31, 2008.  Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured.  The Company has a line of credit with Univest National Bank and Trust Company, of which $1.4 million was outstanding at December 31, 2008.  This line of credit is secured by 500,000 shares of Bank stock.

Because of the composition of the Company’s balance sheet, its strong capital base, deposit growth, and borrowing capacity, the Company remains well positioned with respect to liquidity.  While it is desirable to be liquid, it has the effect of a lower interest margin. The majority of funds are invested in loans; however a sizeable portion is invested in investment securities that generally carry a lower yield.

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of December 31, 2008:

	Less Than	1-3	4-5	Over 5
	1 Year	Years	Years	Years	Total
	(In Thousands)
Time deposits	$134,687	$19,674	$1,715	$-	$156,076
Long-term borrowings	3,277	10,598	9,287	-	23,162
Operating leases	650	1,720	1,332	4,613	8,315

Total	$138,614	$31,992	$12,334	$4,613	$187,553

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist of un-funded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments.  These off balance sheet arrangements at December 31, 2008 totaled $47,240,000.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Resources and Adequacy

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act  of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y.  The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley in connection with the reorganization of the Bank into a bank holding company structure, which reorganization was consummated on November 11, 2008.  Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow.  As such, the consolidated financial statements contained herein include the accounts of the Company and the Bank.

The Bank was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001.  It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

The Federal Reserve Board approved a final rule in February 2006 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies.  In its revisions to the Policy Statement, the Federal Reserve Board has raised the small BHC asset size threshold from $150 million to $500 million and amended the related qualitative criteria for determining eligibility as a small BHC for the purposes of the policy statement and the capital guidelines.  The policy statement facilitates the transfer of ownership of small community banks by permitting debt levels at small BHCs that are higher than what would typically be permitted for larger BHCs.  Because small BHCs may, consistent with the policy statement, operate at a level of leverage that generally is inconsistent with the capital guidelines, the capital guidelines provide an exemption for small BHCs.  Based on the ruling, Embassy Bancorp, Inc. meets the eligibility criteria of a small BHC and is exempt from regulatory capital requirements administered by the federal banking agencies.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:
	December 31, 2008	December 31, 2007
	(Dollars in Thousands)
Tier I, common stockholders' equity	$30,705	$27,408
Tier II, allowable portion of allowance for loan losses	2,932	2,503

Total capital	$33,637	$29,911

Tier I risk based capital ratio	10.7%	11.0%

Total risk based capital ratio	11.7%	12.0%

Tier I leverage ratio	8.1%	8.4%

Note:	Unrealized gains on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

At December 31, 2008, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal regulations.

Interest Rate Risk Management

A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest-earning assets and interest-bearing liabilities.  The Asset Liability Committee (ALCO Committee) of the Board of Directors oversees this review, which establishes policies to control interest rate sensitivity.  Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates.  The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity.  The Company’s asset/liability management policy, along with monthly financial reports, supplies management with guidelines to evaluate and manage rate sensitivity.

GAP, a measure of the difference in volume between interest bearing assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates.  The chart below provides an indicator of the rate sensitivity of the Company.  NOW and Savings accounts are slotted by their respective estimated decay rates.  The Company is liability sensitive, which means that if interest rates fall, interest income will fall slower than interest expense and net interest income will likely increase.  If interest rates rise, interest income will rise slower than interest expense and net interest income will likely decrease.

	0-3	4-12	1-3	4-5	Over 5
	Months	Months	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-bearing deposits	$5,289	$-	$-	$-	$-	$5,289
Investment securities	5,867	9,525	23,459	9,010	8,465	56,326
Loans, gross	68,261	57,923	104,516	61,041	27,839	319,580

Total interest-earning assets	79,417	67,448	127,975	70,051	36,304	381,195

Interest-bearing liabilities
NOW and money market accounts	31,437	-	-	-	-	31,437
Savings	103,863	-	-	-	-	103,863
Certificates of deposit	37,678	97,009	19,674	1,715	-	156,076
Other Borrowed Funds	-	3,278	9,119	10,765	-	23,162
Repurchase agreements and federal funds purchased	25,769	250	-	-	-	26,019

Total interest-bearing liabilities	198,747	100,537	28,793	12,480	-	340,557

GAP	$(119,330)	$(33,089)	$99,182	$57,571	$36,304	$40,638

CUMULATIVE GAP	$(119,330)	$(152,419)	$(53,237)	$4,334	$40,638

GAP TO INTEREST EARNING ASSETS	-31.30%	-8.68%	26.02%	15.10%	9.52%

CUMULATIVE GAP TO INTEREST EARNING ASSETS	-31.30%	-39.98%	-13.97%	1.14%	10.66%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2008.  For income simulation purposes, NOW and savings accounts are repriced quarterly. The impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Percentage Change
Change in Interest Rates	in Net Interest Income

Down 100 basis points	5.7%
Down 200 basis points	8.0%

Up 100 basis points	-6.0%
Up 200 basis points	-11.6%

Return on Assets and Equity

The return on average assets for 2008 was 0.33%; the return on average equity for the same period was 4.17%; and the ratio of average shareholders’ equity to average total assets was 7.95%.

The return on average assets for 2007 was 0.49%; the return on average equity for the same period was 6.01%; and the ratio of average shareholders’ equity to average total assets was 8.23%.

Effects of Inflation

The majority of assets and liabilities of the Company are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The precise impact of inflation upon the Company is difficult to measure.  Inflation may affect the borrowing needs of consumers, thereby impacting the growth rate of the Company’s assets.  Inflation may also affect the general level of interest rates, which can have a direct bearing on the Company.

Item 7A	Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 8 Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Embassy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Embassy Bancorp Inc. and its subsidiary, Embassy Bank for the Lehigh Valley, (collectively the “Company’) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2008.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP
Allentown, Pennsylvania
March 30, 2009

Embassy Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
ASSETS	2008	2007
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$8,459	$3,360
Interest bearing demand deposit with bank	20	2
Federal funds sold	3,575	-

Cash and Cash Equivalents	12,054	3,362

Interest bearing time deposits	1,694	-
Securities available for sale	54,251	49,496
Restricted investment in bank stock	2,075	1,509
Loans receivable, net of allowance for loan losses of $2,932 in 2008; $2,503 in 2007	316,648	274,313
Premises and equipment, net of depreciation	2,231	2,462
Deferred income taxes	335	1,202
Accrued interest receivable	1,197	1,138
Other assets	598	536

Total Assets	$391,083	$334,018

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$16,194	$15,150
Interest bearing	291,376	251,491

Total Deposits	307,570	266,641

Securities sold under agreements to repurchase and federal funds purchased	26,019	17,965
Short-term borrowings	-	6,093
Long-term borrowings	23,162	10,396
Accrued interest payable	2,563	4,117
Other liabilities	1,398	533
Total Liabilities	360,712	305,745

Stockholders' Equity:
Common stock, $1 par value; authorized 10,000,000 shares; issued 6,890,742 shares; outstanding 2008 6,890,389 shares; 2007 6,885,915 shares	6,891	6,886
Surplus	22,787	22,775
Accumulated deficit	(278)	(1,464)
Accumulated other comprehensive income	974	76
Treasury Stock, at cost, 2008 353 Shares	(3)	-
Total Stockholders' Equity	30,371	28,273

Total Liabilities and Stockholders' Equity	$391,083	$334,018

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2008	2007
	(In Thousands, Except Per Share Data)
INTEREST INCOME

Loans receivable, including fees	$18,272	$16,350
Securities, taxable	2,346	2,305
Federal funds sold	29	149
Interest on time deposits	12	-
Other	5	5
Total Interest Income	20,664	18,809

INTEREST EXPENSE

Deposits	9,315	10,375
Securities sold under agreements to repurchase and federal funds purchased	663	727
Short-term borrowings	410	398
Long-term borrowings	672	263
Total Interest Expense	11,060	11,763

Net Interest Income	9,604	7,046

PROVISION FOR LOAN LOSSES	429	390

Net Interest Income after Provision for Loan Losses	9,175	6,656

OTHER INCOME

Credit card processing fees	381	211
Other service fees	280	249
Total Other Income	661	460

OTHER EXPENSES

Salaries and employee benefits	3,792	3,287
Occupancy and equipment	1,268	1,160
Data processing	642	512
Credit card processing	366	208
Advertising and promotion	501	447
Professional fees	315	265
FDIC insurance	159	146
Insurance	66	53
Loan department	80	107
Charitable Contributions	236	175
Other	567	467
Total Other Expenses	7,992	6,827
Income before Income Taxes	1,844	289

INCOME TAX EXPENSE (BENEFIT)	658	(1,241)
Net Income	$1,186	$1,530
BASIC EARNINGS PER SHARE	$0.17	$0.23
DILUTED EARNINGS PER SHARE	$0.16	$0.21

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008 and 2007

				Accumulated
				Other
	Common		Accumulated	Comprehensive	Treasury
	Stock	Surplus	Deficit	Income (Loss)	Stock	Total
	(In Thousands, Except Share and Per Share Data)

BALANCE - DECEMBER 31, 2006	$6,629	$20,758	$(2,994)	$(745)	$-	$23,648

Comprehensive income:
Net income	-	-	1,530	-	-	1,530
Net change in unrealized loss on securities available for sale, net of income tax	-	-	-	821	-	821

Total Comprehensive Income						2,351

Exercise of stock options, 35,436 shares	35	67	-	-	-	102

Sale of 221,537 shares of common stock at $10 per share, net of offering costs of $43	222	1,950	-	-	-	2,172

BALANCE - DECEMBER 31, 2007	$6,886	$22,775	$(1,464)	$76	$-	$28,273

Comprehensive income:
Net income	-	-	1,186	-	-	1,186
Net change in unrealized gain on securities available for sale, net of income tax	-	-	-	898	-	898

Total Comprehensive Income						2,084

Exercise of stock options, 4,827 shares	5	12	-	-	-	17

Purchase treasury stock, 353 shares at $9.73 per share			-	-	(3)	(3)

BALANCE - DECEMBER 31, 2008	$6,891	$22,787	$(278)	$974	$(3)	$30,371
See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,186	$1,530
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	429	390
Amortization of deferred loan costs	171	120
Depreciation and amortization	407	383
Net accretion of investment security premiums and discounts	(42)	(26)
Deferred income taxes	403	(1,241)
Increase in accrued interest receivable	(59)	(117)
Increase in other assets	(62)	(85)
(Decrease) Increase in accrued interest payable	(1,554)	1,016
Increase in other liabilities	865	27

Net Cash Provided by Operating Activities	1,744	1,997

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(11,237)	(11,962)
Maturities, calls and principal repayments of securities available for sale	7,886	6,449
Net increase in loans	(42,935)	(41,536)
Increase in restricted investment in bank stock	(566)	(97)
Purchases of interest bearing time deposits	(1,694)	-
Purchases of premises and equipment	(176)	(839)

Net Cash Used in Investing Activities	(48,722)	(47,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	40,929	28,499
Net increase in securities sold under agreements to repurchase and federal funds purchased	8,054	4,165
Decrease in short-term borrowed funds	(6,093)	(6,842)
Proceeds from long-term borrowed funds	12,766	10,396
Proceeds from issuance of common stock	-	2,172
Proceeds from the exercise of stock options	17	102
Acquisition of treasury stock	(3)	-

Net Cash Provided by Financing Activities	55,670	38,492

Net Increase (Decrease) in Cash and Cash Equivalents	8,692	(7,496)

CASH AND CASH EQUIVALENTS - BEGINNING	3,362	10,858

CASH AND CASH EQUIVALENTS - ENDING	$12,054	$3,362

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$12,614	$10,747

Income Taxes paid	$19	$-
See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Embassy Bancorp, Inc. and its wholly owned subsidiary, Embassy Bank For the Lehigh Valley (collectively the “Company”).  All intercompany accounts and transactions have been eliminated in consolidation. Embassy Bancorp, Inc. (the “Holding Company”) is a Pennsylvania corporation organized on November 11, 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act  of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y.  It owns all of the capital stock of Embassy Bank For the Lehigh Valley (the “Bank”), giving the Bank more flexibility in meeting its capital needs as the Bank continues to grow.  Stockholders of the Bank exchanged each share of common stock of the Bank for one share of common stock of the Holding Company.  The transaction was accounted for in a manner similar to the pooling-of-interests method of accounting.  Accordingly, the financial information relating to the periods prior to November 11, 2008 are reported under the name of Embassy Bancorp, Inc.  The Company, as a holding company, is subject to regulations of the Federal Reserve Board.

The Bank was incorporated as a bank in Pennsylvania on May 11, 2001 and opened its doors on November 6, 2001.  The Bank was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s market area.  As a state chartered bank, the Bank is subject to regulation by the Pennsylvania Department of Banking and the FDIC.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the Lehigh Valley area of Pennsylvania.  Note 2 discusses the types of securities in which the Company invests.  The concentrations of credit by type of loan are set forth in Note 3.  The Company does not have any significant concentrations to any one specific industry or customer, with the exception of lending activity to a broad range of lessors of residential and non-residential real estate within the Lehigh Valley.  Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing demand deposits with bank, and federal funds sold.  Generally, federal funds are purchased or sold for less than one week periods.

Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity.  Securities available for sale are carried at fair value.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Unrealized gains and losses are reported as increases or decreases in other comprehensive income.  Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings.  Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Restricted Investments in Bank Stock

Restricted investments in bank stock consists of Federal Home Loan Bank stock (FHLB) and Atlantic Central Bankers Bank stock.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The restricted stocks are carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  The Company had $2,035,000 of FHLB stock as of December 31, 2008.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB as of December 31, 2008.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Company is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives of the related assets; furniture, fixtures and equipment for five to ten years, leasehold improvements for ten to fifteen years, computer equipment and data processing software for three to five years, and automobiles for five years.

Transfers of Financial Assets

Transfers of financial assets, including sales of loan participations, are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carry forwards and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share

Basic earnings per share represents net income divided by the weighted-average common shares outstanding during the period, as adjusted for stock splits.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued.  The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2008 and 2007:
	2008	2007
	(Dollars In Thousands, Except Share and Per Share Data)

Net income	$1,186	$1,530

Weighted average shares outstanding	6,888,942	6,789,360
Dilutive effect of potential common shares, stock options	436,664	460,069

Diluted weighted average common shares outstanding	7,325,606	7,249,429
Basic earnings per share	$0.17	$0.23
Diluted earnings per share	$0.16	$0.21
Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees.  All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed.  The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees.  Full vesting in the Plan is prorated equally over a four-year period.  The Company’s contributions to the Plan for the years ended December 31, 2008 and 2007 were $74,000 and $65,000, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income are as follows for the years ended December 31, 2008 and 2007:
	2008	2007
	(In Thousands)
Unrealized holding gains on available for sale securities	$1,362	$860
Less reclassification adjustment for realized gains (losses)	-	-
	1,362	860
Tax effect	(464)	(39)
Net unrealized gains	$898	$821
Segment Reporting

The Company acts as an independent, community, financial services provider, and offers traditional banking and related financial services to individual, business and government customers.  The Company offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and home equity loans; and the provision of other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Company.  As such, discrete financial information is not available and segment reporting would not be meaningful.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share Based Payment.  Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Statement No. 123(R) requires that companies that utilized the minimum value method under Statement No. 123 adopt the new fair value accounting prospectively for new or modified grants on or after January 1, 2006.  Prospective adoption means that awards granted in earlier fiscal years continue to be accounted for using the existing accounting, typically APB Opinion No. 25.  For the years ended December 31, 2008 and 2007, there were no stock options granted.

New Accounting Standards

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4) "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FASB No. 106 (if, in substance, a postretirement benefit plan exists) or, Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The Company adopted this standard on January 1, 2008 and such adoption did not have an effect on the financial statements.

FASB Statement No. 157 “Fair Value Measurements” defines fair value, establishes a framework for measuring the fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 17 – Fair Value of Financial Instruments).

FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” permits entities to choose to measure eligible items at fair value at specified election dates. The Company did not elect to apply this statement to any items in the year ended December 31, 2008.

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The Company adopted SAB 110 on January 1, 2008 and it did not have an effect on the consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 on January 1, 2008 and it did not have an effect on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of these standards did not have a material impact on the Company’s consolidated financial position and results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of these standards did not have a material impact on the Company’s consolidated financial position and results of operations.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 2 - Securities Available for Sale
The amortized cost and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

December 31, 2008
U.S. Government agency securities	$10,967	$730	$-	$11,697
Taxable municipal bonds	5,485	26	(65)	5,446
Mortgage-backed securities	36,322	800	(14)	37,108

	$52,774	$1,556	$(79)	$54,251

December 31, 2007
U.S. Government agency securities	$10,955	$191	$-	$11,146
Taxable municipal bonds	3,909	-	(53)	3,856
Mortgage-backed securities	34,517	255	(278)	34,494

	$49,381	$446	$(331)	$49,496

The amortized cost and fair value of securities as of December 31, 2008 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in less than one year	$-	$-
Due in one to five years	12,510	13,130
Due in five to ten years	3,942	4,013
Mortgage-backed securities	36,322	37,108

	$52,774	$54,251

There were no sales of securities during 2008 and 2007.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 2 - Securities Available for Sale (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2008
Taxable municipal bonds	$2,346	$(65)	$-	$-	$2,346	$(65)
Mortgage-backed securities	3,719	(14)	-	-	3,719	(14)

	$6,065	$(79)	$-	$-	$6,065	$(79)
December 31, 2007
Taxable municipal bonds	$2,966	$(25)	$890	$(28)	$3,856	$(53)
Mortgage-backed securities	5,483	(14)	12,326	(264)	17,809	(278)

	$8,449	$(39)	$13,216	$(292)	$21,665	$(331)

The Company had 16 securities in an unrealized loss position at the end of December 31, 2008.  Unrealized losses detailed above relate to taxable municipal and mortgage-backed securities and the decline in fair value is due only to interest rate fluctuations.  As the Company has the intent and ability to hold such investments until maturity or market price recovery, no securities are deemed to be other than temporarily impaired.  None of the individual unrealized losses are significant.

Securities with carrying values of approximately $34,752,000 and $28,607,000 at December 31, 2008 and 2007, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 3 - Loans Receivable

The composition of loans receivable at December 31, 2008 and 2007 is as follows:
	2008	2007
	(In Thousands)

Commercial real estate	$148,881	$125,021
Commercial construction	6,886	2,969
Commercial	24,096	22,583
Home equity	136,739	123,774
Consumer	2,726	2,216

Total Loans	319,328	276,563

Unearned net loan origination costs	252	253
Allowance for Loan Losses	(2,932)	(2,503)

	$316,648	$274,313
Note 4 - Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Allowance for loan losses:
Balance, beginning	$2,503	$2,426
Provision for loan losses	429	390
Loans charged off	-	(313)
Recoveries	-	-
Balance at end of year	$2,932	$2,503

Allowance for loan losses to loans receivable at end of year	0.92%	0.90%

There was no recorded investment in impaired loans at December 31, 2008 and 2007.  The Company had no other impaired loans for the year ended December 31, 2008. The Company had two impaired loans in 2007 which were charged off in 2007.  No interest income was recognized in 2007 for the time the loans were impaired during 2007. No impaired loan allowance was required at December 31, 2008 and 2007.

As of December 31, 2008 and 2007, the Company had no non-accrual loans.  The Company had $818,000 in loans to one borrower that were past due 90 days or more and still accruing interest at December 31, 2008, but which management expects will eventually be paid in full, and none at December 31, 2007.  The Company charged off no loans in 2008.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 5 - Bank Premises and Equipment

The components of premises and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)

Furniture, fixtures and equipment	$1,206	$1,206
Leasehold improvements	1,528	1,528
Computer equipment and data processing software	640	573
Automobiles	92	65
Construction in progress	320	254

	3,787	3,626
Accumulated depreciation	(1,556)	(1,164)

	$2,231	$2,462

Note 6 - Deposits

The components of deposits at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Demand, non-interest bearing	$16,194	$15,150
Demand, interest bearing-NOW and Money market	31,437	46,095
Savings	103,863	37,489
Time, $100 and over	65,344	59,421
Time, other	90,732	108,486

Total deposits	$307,570	$266,641

At December 31, 2008, the scheduled maturities of time deposits are as follows (in thousands):

2009	$134,687
2010	9,790
2011	9,884
2012	888
2013	827

$156,076

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 7 - Securities Sold under Agreements to Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase and federal funds purchased generally mature within a few days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  Securities sold under these agreements are retained under the Company’s control at its safekeeping agent.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Information concerning securities sold under agreements to repurchase for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007
	(Dollars in Thousands)

Balance outstanding at December 31	$26,019	$17,965
Weighted average interest rate at the end of the year	2.68%	4.28%
Average daily balance during the year	$21,037	$16,913
Weighted average interest rate during the year	3.10%	4.22%
Maximum month-end balance during the year	$26,019	$21,248

Note 8 – Short-term and Long-term Borrowings

The Company’s maximum borrowing capacity with the Federal Home Loan Bank was $193,938,000.  The Company had no short-term borrowings outstanding with the Federal Home Loan Bank at December 31, 2008 and $6,093,000 at December 31, 2007 and long-term borrowings outstanding with the Federal Home Loan Bank totaling $21,762,000 at December 31, 2008 and $10,396,000 at December 31, 2007.

The Company has a line of credit with Univest National Bank and Trust Company totaling $6,000,000.  As of December 31, 2008 the outstanding balance was $1,400,000.  Advances from this line of credit are secured by 500,000 shares of Embassy Bank for the Lehigh Valley stock.  Interest on the borrowing is a fixed rate of 7.5%.  The loan matures in November 2013.  Under the terms of the loan agreement, the Bank is required to remain well capitalized.

The Company also has an open line of credit with Federal Home Loan Bank totaling $25,000,000.  The Company had no borrowings outstanding at December 31, 2008 and 2007, respectively for this credit line.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Company.

The Company has a federal fund line of credit facility with the Atlantic Central Bankers Bank totaling $6,000,000.  The Company had no borrowings outstanding at December 31, 2008 and $3,375,000 at December 31, 2007.  Advances on this line are unsecured.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8 – Short-term and Long-term Borrowings (Continued)

The components of long-term borrowings with the Federal Home Loan Bank at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
April 2009	4.27%	$1,850	4.27%	$1,850
August 2009	4.80%	1,428	4.80%	1,428
January 2010	3.50%	2,000	-	-
May 2010	4.75%	7,118	4.75%	7,118
January 2012	3.23%	1,479	-	-
June 2013	3.86%	4,834	-	-
August 2013	3.98%	3,052	-	-
		$21,762		$10,396

The components of short-term borrowings with the Federal Home Loan Bank at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
September 2008	-	$-	4.78%	$6,093

Note 9 - Lease Commitments

The Company has a ten-year operating lease agreement for its main banking office, which commenced in June 2002.  The Company has the option to extend the lease agreement for five additional five-year periods.  An addendum to this lease commenced in the second quarter 2005 for additional space.  The Company is also required to pay a monthly fee for its portion of certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs in addition to the base rent.

In November 2002, an investment group comprised of related parties of the Company (executive officers and directors) agreed to purchase the office building in which the Company leases office space as described above.  The purchase was consummated on January 10, 2003.  The initial lease terms for the Company’s lease were negotiated at arm’s length with the former owner in 2001.  There were no modifications or amendments to the terms of that lease agreement by the new owners.  The lease terms for the additional space in 2005 are comparable to similarly outfitted space in the Company’s market.

The Company has a five-year operating lease agreement for its Tilghman Street site, which commenced in April 2004.  The Company has the option to extend the lease agreement for four additional five-year periods.  The Company is also required to pay a monthly fee for its portion of certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs in addition to the base rent.

In March 2006, the Company entered into a lease agreement with a related party of the Company (director) for a five-year operating lease agreement for its West Broad Street site, which commenced in September 2006.  The Company has

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 9 - Lease Commitments (Continued)

the option to extend the lease agreement for four additional five-year periods and a final renewal option of four years, eleven months.

In July 2005, the Company entered into a ground lease agreement for a branch location on Cedar Crest Boulevard in Allentown, which commenced in 2007.  A building is currently under construction on the site and is expected to be completed by the third quarter of 2009.  Subsequent to December 31, 2008, the Company committed to a lease agreement for this fifth branch location which will terminate the ground lease. The new lease is included in the minimum lease payment schedule.

In October 2005, the Company entered into a seven year operating lease agreement for its Hamilton Boulevard branch location in Trexlertown, which commenced in January 2007.  The Company has the option to extend the lease agreement for one additional five-year period and a final renewal option of four years, ten months.  The Company is also required to pay a monthly fee for its portion of certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs in addition to the base rent.

In June 2008, the Company entered into a commercial lease agreement for a potential branch location on Route 378 in Lower Saucon Township, which is expected to open in 2009.

Subsequent to December 31, 2008, the Company entered into a land lease agreement for a branch location on Corriere Road and Route 248 in Lower Nazareth Township.  The agreement is contingent upon completing proper due diligence of the site, including title, survey, and environmental matters, planning and zoning approvals, and proper banking regulatory approvals.

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows (in thousands):

	Related Parties	Third Parties	Total
2009	$298	$352	$650
2010	298	562	860
2011	298	562	860
2012	156	563	719
2013	45	568	613
Thereafter	120	4,493	4,613

	$1,215	$7,100	$8,315

Total rent expense was $578,000 and $558,000 for the years ended December 31, 2008 and 2007, respectively.  Rent expense to related parties was $306,000 and $306,000 for the years ended December 31, 2008 and 2007.  Rent expense to third parties was $272,000 and $252,000 for the years ended December 31, 2008 and 2007, respectively.

Note 10 - Employment Agreements

Employment agreements between the Company and the Company’s Chief Executive Officer and Chief Operating Officer provide minimum annual salary, maximum bonuses, minimum stock options and change of control provisions.  In addition, the terms of both employment agreements automatically renew annually for five year periods until each executive reaches the age of seventy (70).  Upon resignation after a change in the control of the Company, as defined in the agreement, the individual will receive monetary compensation in the amount set forth in the agreement.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 10 - Employment Agreements (Continued)

Employment agreement terms between the Company and the Company’s Executive Vice President (“the EVP”) providing change of control provisions were renegotiated on February 20, 2009.  The Boards of Directors of the Company approved the execution of an amended and restated employment agreement (the “Agreement”) with the EVP of the Company, in order to provide for enhanced change in control provisions, and to replace the employment agreement dated July 16, 2004, between the EVP and the Bank, as subsequently amended on December 17, 2006 (the “Prior Agreement”).  The Agreement provides for a three year term, with successive annual automatic one year extensions, such that there is never less than three years remaining on the Agreement, at such salary and bonuses as shall be agreed between the EVP and the Company.

Note 11 - Stockholders’ Equity

All historical share and per share information has been retroactively adjusted for the effect of all stock splits declared by the Bank, including the three-for-two stock split declared October 26, 2007.

On December 26, 2006, the Bank commenced the sale of 300,000 shares of its common stock at $10 per share.  The shares were offered through January 31, 2007 exclusively to existing shareholders and thereafter to the general public.  In May 2007, the Bank extended the offering to August 31, 2007.  As of August 31, 2007, the Bank sold 221,537 shares of its common stock and incurred $43 thousand in stock issuance costs and the offering was closed.

On November 11, 2008, the Company consummated its acquisition of Embassy Bank For The Lehigh Valley pursuant to a Plan of Merger and Reorganization dated April 18, 2008, pursuant to which the Bank was reorgnized into a bank holding company structure.  At the effective time of the reorganization, each share of common stock of Embassy Bank For The Lehigh Valley issued and outstanding was automatically converted into one share of Company common stock.  The issuance of Company common stock in connection with the reorganization was exempt from registration pursuant to Section 3(a)(12) of the Securities Act of 1933, as amended.

Note 12 - Stock Option Plan

In 2001, the Company adopted the 2001 Option Plan.  The Plan authorizes the Board of Directors to grant options to officers, other employees and directors of the Company.  In 2004, the shareholders voted to increase the number of shares for which options may be granted to 1,518,750, as adjusted for the stock splits in 2004, 2005 and 2007.  The shares granted under the Plan to directors are non-qualified options.  The shares granted under the Plan to officers and other employees are “incentive stock options,” and are subject to the limitations under Section 422 of the Internal Revenue Code.  Shares subject to options under the Plan may be either from authorized but unissued shares of the Company or shares purchased in the open market.

All options granted under the Plan are subject to vesting requirements of not less than three years and the term shall not exceed ten years.  The exercise price of the options granted shall be the fair market value of a share of common stock at the time of the grant.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 12 - Stock Option Plan (Continued)

All number of options and weighted average exercise prices have been adjusted for the stock splits in 2004, 2005, and 2007.  Transactions under the plan are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2006	953,554	$3.77
Granted	-	-
Exercised	(35,436)	2.88
Forfeited	(300)	10.00

Outstanding, December 31, 2007	917,818	$3.81
Granted	-	-
Exercised	(4,827)	3.29
Forfeited	(3,317)	8.27

Outstanding, December 31, 2008	909,674	$3.79

Exercisable, December 31, 2008	909,674	$3.79

Stock options outstanding at December 31, 2008 are exercisable at prices ranging from $2.84 to $10.00 a share.  The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2008 is 2.72 years. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2007 is 3.73 and 3.64 years, respectively.  At December 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $5,421,705.  For the years ending December 31, 2008 and 2007, the aggregate intrinsic value of options exercised was $32,411 and $252,170, respectively.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2008:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$ 2.00 to $3.00	$2.84	674,587	2.03	674,587
$ 3.00 to $4.00	3.91	97,028	3.52	97,028
$ 6.00 to $7.00	6.40	62,695	5.00	62,695
$ 9.00 to $10.00	10.00	75,364	6.00	75,364

		909,674		909,674

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 13 - Federal Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)

Current	$255	$98
Deferred	403	(214)
Benefit of reduction in deferred tax asset valuation allowance	-	(1,125)

	$658	$(1,241)

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax benefit included in the statement of income for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
	(In Thousands)

Federal income tax at statutory rate	$627	$98
Change in valuation allowance	-	(1,353)
Other	31	14
	$658	$(1,241)

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007 and has evaluated its tax positions.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of January 1, 2007, January 1, 2008, and December 31, 2008 the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company is subject to U.S. federal income tax.  The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2004.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 13 – Federal Income Taxes (Continued)

The components of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$963	$840
Net operating loss carryforwards	-	545
Contributions carryforward	191	220
Other	122	68

Total Deferred Tax Assets	1,276	1,673

Deferred tax liabilities:
Premises and equipment	48	92
Prepaid assets	168	136
Stock options	86	-
Cash basis conversion	136	204
Unrealized gain on securities available for sale	503	39

Total Deferred Tax Liabilities	941	471

Net Deferred Tax Asset	$335	$1,202

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Note 14 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Related parties were indebted to the Company for loans totaling $7,044,000 and $7,091,000 at December 31, 2008 and 2007, respectively.  During 2008, loans totaling $1,388,000 were disbursed and loan repayments totaled $1,435,000.

Fees paid to related parties for legal services for the years ended December 31, 2008 and 2007, were approximately $24,000 and $41,000, respectively.  The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party as described in Note 9.

Note 15 - Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 15 - Financial Instruments with Off-Balance Sheet Risk (Continued)

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007
	(In Thousands)

Commitments to grant loans, fixed	$311	$2,631
Commitments to grant loans, variable	300	4,974
Unfunded commitments under lines of credit, fixed	886	2,353
Unfunded commitments under lines of credit, variable	43,000	30,058
Standby letters of credit	2,743	1,960

	$47,240	$41,976

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at December 31, 2008 and 2007 was $2,743,000 and $1,960,000, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2,698,000 and $1,925,000, respectively. The current amount of the liability as of December 31, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

Note 16 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank.  As of December 31, 2008, the Company had a $495,000 minimum reserve balance, which was covered by vault cash.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 16 – Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets.  Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2008 and 2007 are presented below:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollar Amounts in Thousands)

December 31, 2008:
Total capital (to risk-weighted assets)	$33,637	11.7%	$	≥ 22,917	≥ 8.0%	$	≥ 28,646	≥10.0%
Tier 1 capital (to risk-weighted assets)	30,705	10.7		≥ 11,459	≥ 4.0		≥ 17,188	≥ 6.0
Tier 1 capital (to average assets)	30,705	8.1		≥ 15,260	≥ 4.0		≥ 19,075	≥ 5.0

December 31, 2007:
Total capital (to risk-weighted assets)	$29,911	12.0%	$	≥ 19,874	≥ 8.0%	$	≥ 24,843	≥ 10.0%
Tier 1 capital (to risk-weighted assets)	27,408	11.0		≥ 9,937	≥ 4.0		≥ 14,906	≥ 6.0
Tier 1 capital (to average assets)	27,408	8.4		≥ 13,135	≥ 4.0		≥ 16,418	≥ 5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations.  The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

The Federal Reserve Board approved a final rule in February 2006 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies.  In its revisions to the Policy Statement, the Federal Reserve Board has raised the small BHC asset size threshold from $150 million to $500 million and amended the related qualitative criteria for determining eligibility as a small BHC for the purposes of the policy statement and the capital guidelines.  The policy statement facilitates the transfer of ownership of small community banks by permitting debt levels at small BHCs that are higher than what would typically be permitted for larger BHCs.  Because small BHCs may, consistent with the policy statement, operate at a level of leverage that generally is inconsistent with the capital guidelines, the capital guidelines provide an exemption for small BHCs.  Based on the ruling, Embassy Bancorp, Inc. meets the eligibility criteria of a small BHC and is exempt from regulatory capital requirements administered by the federal banking agencies.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 17 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements.  The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 17 - Fair Value of Financial Instruments (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows (in thousands):

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$54,251	$-0-	$54,251	$-0-

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest Bearing Time Deposits (Carried at Cost)

Fair values for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The Company generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Securities (Carried at Fair Value)

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 17 - Fair Value of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  There were no impaired loans at December 31, 2008 and 2007, respectively.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased (Carried at Cost)

These borrowings are short term and the carrying amount approximates the fair value.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings (Carried at Cost)

Fair values of FHLB and Univest advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB and Univest advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 17 - Fair Value of Financial Instruments (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,054	$12,054	$3,362	$3,362
Interest bearing time deposits	1,694	1,694	-	-
Securities available-for-sale	54,251	54,251	49,496	49,496
Restricted investments in bank stock	2,075	2,075	1,509	1,509
Loans receivable, net of allowance	316,648	321,814	274,313	268,893
Accrued interest receivable	1,197	1,197	1,138	1,138

Financial liabilities:
Deposits	307,570	316,726	266,641	264,651
Securities sold under agreements to repurchase and federal funds purchased	26,019	26,019	17,965	17,965
Short-term borrowings	-	-	6,093	6,093
Long-term borrowings	23,162	24,203	10,396	10,596
Accrued interest payable	2,563	2,563	4,117	4,117

Off –balance sheet financial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp Inc., is as follows:

BALANCE SHEETS

December 31,
2008
(In Thousands)
ASSETS

Cash	$100
Other assets	7
Investment in subsidiary	30,703
Total Assets	$30,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$1,400
Other liabilities	15
Stockholders’ equity	29,395
Total Liabilities and Stockholders’ Equity	$30,810

STATEMENT OF INCOME

Year Ended
December 31, 2008
(In Thousands)

Interest expense on borrowings	$(1)
Other expenses	(6)
Undistributed net income of banking subsidiary	1,191
Income before income taxes	1,844
Income tax expense	(658)
Net income	$1,186

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial (Continued)

STATEMENT OF CASH FLOWS

Year Ended
December 31, 2008
(In Thousands)

Cash Flows from Operating Activities:
Net income	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets and liabilities	8
Equity in undistributed net income of banking subsidiary	(1,191)
Net Cash Provided by Operating Activities	3

Cash Flows from Investing Activities:
Capital contribution to banking subsidiary	(1,317)
Net Cash Used in Investing Activities	(1,317)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,400
Proceeds from exercise of stock options	17
Purchase of treasury stock	(3)
Net Cash Provided by Financing Activities	1,414

Net Increase in Cash	100

Cash – Beginning	-

Cash - Ending	$100

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	(T) CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of December 31, 2008, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Controls Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10 has been omitted. Such information is incorporated herein by reference to a definitive proxy statement to be filed with the SEC within 120 days of December 31, 2008 in connection with the Company’s annual meeting of shareholders to be held on June 18, 2009.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Part III, Item 11 has been omitted. Such information is incorporated herein by reference to a definitive proxy statement to be filed with the SEC within 120 days of December 31, 2008 in connection with the Company’s annual meeting of shareholders to be held on June 18, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12 has been omitted. Such information is incorporated herein by reference to a definitive proxy statement to be filed with the SEC within 120 days of December 31, 2008 in connection with the Company’s annual meeting of shareholders to be held on June 18, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13 has been omitted. Such information is incorporated herein by reference to a definitive proxy statement to be filed with the SEC within 120 days of December 31, 2008 in connection with the Company’s annual meeting of shareholders to be held on June 18, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following fees were incurred by the Company for 2008 and 2007:

	2008	2007
Audit fees (1)	$63,699	$58,799
Audit-related fees (2)	1,500	2,278
Tax fees (3)	6,561	6,259
All other fees	--	--

	$71,000	$67,336

(1)
Includes professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory, including out-of-pocket expenses.

(2)
Assurance and related services reasonably related to the performance of the audit or review of financial statements include the following:  assistance with regulatory filing requirements, and consultations on accounting applications.

(3)	Tax fees include the following: preparation of state and federal tax returns.

These fees were approved in accordance with the Company’s Audit Committee’s policy.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.

(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1	Holding Company Plan of Merger and Reorganization dated April 18, 2008.
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 1 of Registrant’s Form 8-A filed on December 11, 2008).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	2001 Stock Option Plan.
10.2	Lease Agreement for the Rte. 512 Bethlehem Office.
10.3	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, Pennsylvania.
10.4	Lease Addendum for additional space in the Rte. 512, Bethlehem Office.
10.5	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, Pennsylvania.
10.6	Lease Agreement for Tilghman Street location.
10.7	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA.
10.8	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA.
10.9	Lease Agreement dated March 19, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA.
10.10	Employment Agreement – D. Lobach, dated January 1, 2006.
10.11	Employment Agreement – J. Hunsicker, dated January 1, 2006.
10.12	Employment Agreement – J. Bartholomew, dated February 20, 2009.
10.13	Supplemental Executive Retirement Plan dated January 5, 2009, for David M. Lobach.
10.14	Supplemental Executive Retirement Plan dated January 5, 2009, for Judith A. Hunsicker.
10.15	Supplemental Executive Retirement Plan dated January 5, 2009 for James R. Bartholomew.
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
14.1	Code of Conduct (Ethics).
23.	Consent of Beard Miller Company LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

	By	/s/ David M. Lobach Jr.
David M. Lobach, Jr.
Dated: March 30, 2009		President and Chief Executive Officer

Dated: March 30, 2009	By	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2009	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 30, 2009	/s/ John B. Brew Jr.
John B. Brew, Jr., Director

Dated: March 30, 2009	/s/ Robert P. Daday
Robert P. Daday, Director

Dated: March 30, 2009	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 30, 2009	/s/ Elmer D. Gates
Elmer D. Gates, Director and Chairman of the Board

Dated: March 30, 2009	/s/ M. Bernadette Holland
M. Bernadette Holland, Director

Dated: March 30, 2009	/s/ Fredric C. Jacobs
Fredric C. Jacobs, Director

Dated: March 30, 2009	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 30, 2009	/s/ David M. Lobach Jr.
David M. Lobach, Jr., Director

Dated: March 30, 2009	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 30, 2009	/s/ Frank Banko
Frank Banko, Director

Dated: March 30, 2009	/s/ John T. Yurconic
John T. Yurconic, Director