Form 10-K/A
period 2008-12-31
Embassy Bancorp, Inc.
filed 2009-04-28
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the "SEC") on March 31, 2009 (the "2008 10-K"), to include information previously omitted from the 2008 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. As a result of the Company’s decision to propose in its proxy statement an amendment to the Company’s articles of incorporation for consideration by its shareholders, the Company's definitive proxy statement will not be filed before April 30, 2009 (i.e., within 120 days after the end of the Company's 2008 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report is hereby deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 13 of our 2008 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 31, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2008 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

		Page
Item No.		No.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions, and Director Independence	12

	Signatures

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to the Pennsylvania Business Corporation Law of 1988, as amended, and the Company’s Bylaws, the business of the Company is managed under the direction of the Board of Directors.  Members of the Board are kept informed of the Company’s business through discussions with the CEO and other Executive Officers, by reviewing materials provided to them, and by participation in meetings of the Board and its committees.

BOARD OF DIRECTORS

The Company’s Bylaws provide that the Company’s business shall be managed by a Board of Directors of not less than five and not more than 25 Directors, who shall hold office for a three year term or until their successors are duly elected and qualified.  Pursuant to the Bylaws, the Board of Directors is divided into three Classes: Class 1, Class 2 and Class 3, with each class serving a staggered, three year term of office and being as nearly equal in number as possible.

As previously reported by the Company, current Class 2 Director Frederic C. Jacobs, Esquire, has notified the Company that he will not stand for re-election at this year’s Annual Meeting of Shareholders.  Accordingly, his term will expire at the conclusion of the Annual Meeting and the total number of Directors of the Company will be reduced from twelve to eleven.  Mr. Jacobs has served as a Director since the organization of the Bank and the Company, and his refusal to stand for re-election is a result of his relocation to Florida, rather than any disagreement with management or the Board.

INFORMATION AS TO DIRECTORS

The following individuals currently serve on the Company’s Board of Directors for a term of three years and until their successors are duly elected and take office.

CLASS 2 DIRECTORS
(Terms expiring in 2009)

John G. Englesson, 55
Mr. Englesson is currently a Principal in zAxis, an advisory business assisting business leaders in transitioning their business practices to make better business decisions, as well as a Principal in Dynamatrics, LLC. He has served in a number of executive management positions, as well as on several boards of emerging technology businesses.  He was one of the principal owners of Chadwick Telecommunications Corporation. Mr. Englesson volunteers his time with numerous community organizations, including the Mayor of Allentown’s Transition Team as the Chair of the Community and Economic Development Committee and the Allentown Economic Development Corporation as a Board Member.  He has also served the Bethlehem Economic Development Corporation as its President, the Lehigh Valley Economic Development Corporation as its Chair, the Rotary Club of Bethlehem as its President, and the American Hellenic Educational Progressive Association as its President.

Elmer D. Gates, Chairman, 79
Mr. Gates has served as the non-executive Chairman of Embassy Bancorp, Inc. since its inception. He has requested to no longer serve in the capacity as Chairman of the Board, and accepted the role of lead Director of Embassy Bancorp, Inc., effective immediately following the annual meeting. Mr. Gates was formerly Chairman, President and Chief Executive Officer of Fuller Company which manufactures and sells equipment worldwide used in the mineral processing, pulp, cement, plastics and chemical industries.  He was a founding director of Ambassador Bank, a board member of the Lehigh Valley Bank, and a member of the U.S. Export-Import Bank Advisory Committee.  He is a past DeSales University Trustee and a current board member of the Lehigh Valley Partnership, a civic improvement agency. Mr. Gates is a member of the Advisory Board of DBSI, a disaster recovery company.

M. Bernadette Holland, CFP, 52
Ms. Holland is First Vice President-Wealth Management and Portfolio Manager with Janney Montgomery Scott LLC and is a Certified Financial Planner. She is a past President of the Bethlehem Rotary Club and a Paul Harris Fellow.

Fredric C. Jacobs, 68
For more than 37 years, Mr. Jacobs has been engaged in the private practice of law, concentrating in the areas of federal and state taxation, securities, banking and corporation law, and business transactions.  Prior to his private practice, Mr. Jacobs served as an attorney with the United States Securities and Exchange Commission in Washington, D.C.

CLASS 1 DIRECTORS
(Terms expiring in 2011)

Frank Banko, 90
Mr. Banko is President of Warren Distributing Co. of Flanders and Trenton, New Jersey, a wholesale distributor, and owner of Banko Real Estate Co., a real estate holding company with holdings in Pennsylvania, New Jersey and New York.  He is the founder of Banko Business Enterprises, a family-owned and operated trucking and distribution business with nine distribution centers employing approximately 700 persons.  He is a director of the Boys Club of Bethlehem and past Chairman of the Goodfellows Club, Bethlehem, Pennsylvania.  Mr. Banko is a director of the Allentown Fair.

Geoffrey F. Boyer, CFP, 64
Mr. Boyer is a Certified Financial Planner with more than 35 years of experience in financial planning, investments, insurance and banking.   Mr. Boyer is a graduate, former board member and President of Leadership Lehigh Valley and has been named to Who’s Who in Finance and Industry.  He formerly served on the Board and as President of the Greater Lehigh Valley Small Business Council and previously served with his wife as co-Chair of the Lehigh Valley Red Cross Clara Barton Society.  Mr. Boyer is currently President of Boyer Financial Group and serves as an officer or director of several local small businesses and charitable endeavors.

John P. Brew, Jr., 53
Mr. Brew began his career in financial services in 1976 at L. F. Rothschild, where his work centered on community banks.  During his subsequent tenure with Smith Barney, Mr. Brew started the Bank Advisory Group and dealt with hundreds of community banks nationwide.  Mr. Brew has also served as principal of Investment Management Services for First National Bank of Bath and Pennsylvania Independent Bank.  At present, Mr. Brew is Chairman, President and CEO of BNK Advisory Group, Inc., and Chief Bank Strategist of m.rae, which advises community banks on achieving strategic goals.  Mr. Brew is a nationally recognized speaker and author on community banking topics. He has co-authored the Financial Managers Society investment book for community banks and The Art of Strategic Planning for the Committed Community Bank Director.

Robert (“Bert”) P. Daday, 78
Mr. Daday is a public utility executive and is currently serving PPL Corporation as special assistant to the president for community affairs.  He was formerly economic, development and community service manager for PPL.  He has participated on the boards of such organizations as the Lehigh Valley Partnership, Lehigh Valley International Airport, Lehigh Valley Economic Development Corporation, Lehigh Valley Business Education Partnership, and the Commonwealth of Pennsylvania State Transportation Commission.

CLASS 3 DIRECTORS
(Terms expiring in 2010)

Bernard M. Lesavoy, 50
Mr. Lesavoy is an attorney and holds a Masters Degree in Business Administration as well as a law degree.  He has been practicing law in the Lehigh Valley since 1987.  He is currently a member of Lesavoy Butz & Seitz LLC and heads the firm’s Corporate and Real Estate Departments.  Mr. Lesavoy concentrates his practice in business, corporate, real estate, business succession, and estate planning matters.  Mr. Lesavoy previously served on the advisory council of Ambassador Bank.  His community involvement includes service on the board of the Greater Lehigh Valley Chamber of Commerce, the Bar Association of Lehigh County, and the South Whitehall Township Zoning Hearing Board.

David M. Lobach, Jr. Vice Chairman, 59
Mr. Lobach is the President, Chief Executive Officer, and Vice Chairman of the Company. He began his banking career in 1971. He was Executive Vice President and Chief Operating Officer of Ambassador Bank.  During his 19-year tenure with First Valley Bank prior thereto, Mr. Lobach oversaw such areas as private banking, commercial services, corporate business development, consumer lending functions, and holding company activities.  Mr. Lobach is currently Chairman of the Board of St. Luke’s Hospital, Allentown.  He is past vice chairman of Eastern States BankCard Association, Visa Division and has served the Lehigh Valley community as a volunteer on the boards of such organizations as Junior Achievement, Boys and Girls Club, and the Girl Scouts.

John C. Pittman, 59
Mr. Pittman is a photo manufacturing executive.  He was a member of the advisory council of Ambassador Bank.  Mr. Pittman is currently the owner and Chief Executive Officer of John C. Pittman/Sport Stars, Inc., an international photo manufacturing company specializing in the youth activities market.  Prior to founding his photographic business, Mr. Pittman served as an educator in the fields of science and photography.  Mr. Pittman speaks regularly to middle school students and is a member of the Amusement Ride Safety Board as an appointee of Governor Ridge and a member of the United States Selective Service System Appeal Board for the Commonwealth of PA.

John T. Yurconic, 41
Mr. Yurconic is the President of the John Yurconic Agency, a local insurance, vehicle registration and drivers license services agency with 12 locations in Lehigh, Northampton, Schuylkill, Berks and Carbon counties. He began his insurance career in 1989 after graduating from Lafayette College. Mr. Yurconic currently serves on the board of Synergy Holdings Corp., a workmen’s compensation specialist insurance company, PA Messenger Services, Inc. (Title N Go), a software solutions corporation and Keystone Capital Investors, LLC, an investors group. Mr. Yurconic has also served on the advisory council of Ambassador Bank. He is an executive board member for the Minsi Trail Council of the Boys Scouts of America and also serves on the boards of the Weller Health Education Center, and the Allentown Symphony.

All of the Directors have served as such since the organization of the Company in 2008 and all have served as Directors of the Bank since its inception in 2001, with the exception of Messrs. Banko (2002) and Yurconic (2007).

Audit Committee

The Audit Committee of the Company’s Board of Directors met three times during 2008, and operates pursuant to a written charter, a copy of which is attached hereto.  The Audit Committee of both the Company and the Bank is comprised of the same members, such individuals being the following Directors: Messrs. Boyer (Chairman), Brew, Englesson, Pittman, Yurconic, and Ms. Holland.  Each member of the Audit Committee is independent as determined under Rule 4200(a)(15) of the NASDAQ Stock Market.

The Audit Committee is charged with providing assistance to the Board in fulfilling its responsibilities to the shareholders in the areas of financial controls and reporting.  Principally, these responsibilities entail assessing the effectiveness of the internal control system over financial reporting, reviewing adherence to policies and procedures and assuring the safeguarding of all Company assets and the accuracy of the Company’s financial statements and reports.  In so doing, it is the responsibility of the Audit Committee to monitor and maintain the lines of communications between the Board of Directors, external auditors, internal auditors and the senior management of the Company.  The external auditor shall be ultimately accountable to the Audit Committee. Additionally, the Company’s independent registered public accounting firm has unrestricted access to the Audit Committee.

The Board of Directors has determined that Mr. Brew is an “audit committee financial expert” as defined in Securities and Exchange Commission Regulation S-K, by reason that, based upon Mr. Brew’s over thirty years’ experience in the investment and financial services industry and advising community banks, he has: an understanding of generally accepted accounting principles and financial statements; the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; an understanding of internal controls and procedures for financial reporting; and understanding of audit committee functions; and experience analyzing and evaluating financial statements presenting a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements.  For further information regarding Mr. Brew, see “Class 1 Directors – John P. Brew, Jr.” on page 2.

INFORMATION AS TO EXECUTIVE OFFICERS

David M. Lobach, Jr., 59
See profile set forth above under the heading “Class 3 Directors”.

Judith A. Hunsicker, 48
Ms. Hunsicker is the Sr. Executive Vice President and Chief Operating and Financial Officer of the Company and the Bank, serving in such capacity since the organization of the respective entities. She began her banking career in 1980.  She was most recently a member of the senior management team of Lafayette Ambassador Bank and formerly Vice President and Chief Financial Officer of Ambassador Bank.  Prior thereto, she was an Assistant Vice President/Commercial Services at First Valley Bank.  She is a Member of the Home Ownership Counseling Program of the Community Action Committee of the Lehigh Valley, the Lehigh Valley Coalition of Affordable Housing, the Lehigh Valley Community Land Trust, and she serves as an officer and Board Member for the Neighborhood Housing Services of the Lehigh Valley, New Bethany Ministries and Skills, USA.  She was previously a Trustee or volunteer with such organizations as the YMCA, Minsi Trails Council of the Boy Scouts of America, and Junior Achievement of the Lehigh Valley.

James A. Bartholomew, 55
Mr. Bartholomew serves as Executive Vice President of the Company and the Bank, as well as Senior Lending Officer of the Bank.  He began his banking career in 1974.  Prior to joining the Bank at its inception on November, 2001, he was a Senior Vice President and Territory Sales Manager with PNC Bank (1992 to 2001), a Division Manager of Bank of Pennsylvania (1989 to 1992) and held various positions leading to Vice President at First Valley Bank (1974 to 1989).  He is presently Chairman of the Board of Lehigh Valley Economic Development Corporation.  He has previously served as a Foundation Board Member at Bethlehem Catholic High School and Northampton Community College. He also served on the boards of the Allentown Boys Club and Hispanic American Organization.

CODE OF CONDUCT (ETHICS)

The Board of Directors has adopted a Code of Conduct (Ethics) governing the Company’s Directors, executive officers and employees as required by the Sarbanes-Oxley Act and regulations adopted by the Securities and Exchange Commission thereunder.  The Code of Conduct governs such matters as conflicts of interest and use of corporate opportunity, financial reporting, violation of the Company’s policies, and the like.  A copy of the Code of Conduct has been filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on our records, we believe that during 2008 our Directors and Executive Officers timely filed all reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION.

The table below sets forth the compensation awarded to, earned by, or paid to each of the Executive Officers for the year ended December 31, 2008 and the prior fiscal year. While employed, executives are entitled to base salary, participation in the executive compensation programs identified in the tables below, and other benefits common to all members.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

David M. Lobach	2008	$292,600	$55,000	$-	$121,786	$22,700	$492,086
CEO, President and	2007	$280,000	$45,000	$-	$62,888	$19,092	$406,980
Vice Chairman	2006	$240,000	$50,000	$-	$58,776	$17,548	$366,324

Judith A. Hunsicker	2008	$198,550	$35,000	$-	$16,638	$8,392	$258,580
COO, CFO and	2007	$190,000	$27,000	$-	$8,851	$8,050	$233,901
Senior Executive VP	2006	$165,000	$30,000	$-	$8,272	$7,050	$210,322

James R. Bartholomew	2008	$156,750	$25,000	$-	$16,664	$2,916	$201,330
Executive Vice President	2007	$150,000	$16,150	$-	$7,639	$2,190	$175,979
& SLO	2006	$135,000	$19,000	$-	$5,444	$1,967	$161,411

There have been no stock awards or Non-equity Incentive Plan compensation since the Bank's inception.

(1) There was no fair value expense accrued by the Bank for stock options vesting during 2006, 2007 or 2008 with respect to  the Statement of Financial Accounting Standards (SFAS) 123R as set forth in Note 1 to the Financial Statements included in Embassy's Form 10-KSB  for the year ended December 31, 2006.

(2) Includes Deferred Salary Savings Plan (401 (k)) company matching contributions, life insurance premiums, vehicle allowance, and personal use of company vehicle.

The current salaries of the executive officers are: Mr. Lobach $322,600; Ms. Hunsicker $216,550 and Mr. Bartholomew $169,750.

In 2003, the Bank adopted a 401(k) Plan for all of its employees, including the above Executive Officers.  The Plan provides that the Bank will contribute 50% of the contribution made by each employee, with the Bank’s contribution not to exceed 4% of compensation.  The Bank’s contribution to each of the Executive Officers is included in the table above in the column titled “All Other Compensation”.

In addition to the above described compensation, Executive Officers of the Company, as well as all other employees of the Company and the Bank, receive a benefit package consisting of hospitalization and health insurance coverage, optical and dental coverage, disability benefits and life insurance in the amount of two times annual salary in the event of death while employed. The Executive Officers each have employment agreements and Supplement Executive Retirement Plans, as outlined below under “Agreements with Executive Officers.”

The following table sets forth information concerning the grant and exercise of stock options awarded to the Company’s Executive Officers. None of the Executive Officers has exercised any of their stock options. Stock options were not awarded in 2006, 2007 or 2008. There have been no unearned equity incentive plan option awards since the Company's inception.

Outstanding Equity Awards at Fiscal Year End
As of 12-31-08

		Option Awards

Name and Principal Position	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

David M. Lobach	2005	12,799	-	$10.00	12/29/14
CEO, President and	2004	12,107	-	6.40	12/31/13
Vice Chairman	2003	8,944	-	3.91	12/31/12
	2003	5,062	-	3.91	09/19/12
	2002	8,179	-	3.91	12/31/11
	2002	17,929	-	2.84	05/17/11
	2001	253,119	-	2.84	12/31/10
	Total	318,139	-	$3.34

Judith A. Hunsicker	2005	8,640	-	$10.00	12/29/14
COO, CFO and	2004	7,545	-	6.40	12/31/13
Senior Executive VP	2003	6,132	-	3.91	12/31/12
	2003	3,655	-	3.91	09/19/12
	2002	5,692	-	3.91	12/31/11
	2001	10,894	-	2.84	12/31/10
	Total	42,558	-	$5.31

James R. Bartholomew	2005	4,500	-	$10.00	12/29/14
Executive Vice President	2004	3,750	-	6.40	12/31/13
& SLO	2003	2,250	-	3.91	09/19/12
	2002	2,319	-	3.91	10/18/11
	2001	1,405	-	2.84	12/31/10
	Total	14,224	-	$6.39

(1) There have been no stock awards since the Bank's inception.

The Company does not currently have any non-qualified contributory deferred compensation plans available to the Executive Officers.

AGREEMENTS WITH EXECUTIVE OFFICERS

Employment Agreements

The Bank has an Employment Agreement, dated January 2006, with David M. Lobach, Jr., who is President and Chief Executive Officer of the Company and the Bank. The agreement provides for perpetual employment until Mr. Lobach reaches the age of seventy, unless terminated for “cause” or otherwise as outlined in the agreement.  Mr. Lobach currently receives an annual salary of $322,600, plus a bonus which shall not exceed 30% of his salary, as may be awarded by the Board of Directors.  Mr. Lobach’s salary may be adjusted as mutually agreed by Mr. Lobach and the Bank. Mr. Lobach’s contract further provides for the potential annual award of stock options with market value not to exceed 30% of his salary. Mr. Lobach’s contract also provides that in the event his employment terminates as a result of a change in control of the Company or Bank, he will receive 500% of his base salary and bonus in five annual payments and his health and other fringe benefits shall be continued for five years, in exchange for restrictive covenants which prohibit him from entering into business relationships which infringe on the operation of the Bank.  See “Change in Control Provisions” below.

The Bank has an Employment Agreement, dated January 2006, with Judith A. Hunsicker, who is Sr. Executive Vice President, Chief Operating and Financial Officer of the Company and the Bank. The agreement provides for perpetual employment until Ms. Hunsicker reaches the age of seventy, unless terminated for “cause” or otherwise as outlined in the agreement.  Ms. Hunsicker currently receives an annual salary of $216,550, plus a bonus which shall not exceed 30% of her salary, as may be awarded by the Board of Directors.  Ms. Hunsicker’s salary may be adjusted as mutually agreed by Ms. Hunsicker and the Bank. Ms. Hunsicker’s contract further provides for the potential annual award of stock options with market value not to exceed 30% of her salary. Ms. Hunsicker’s contract also provides that in the event her employment terminates as a result of a change in control of the Company or Bank, she will receive 500% of her base salary and bonus in five annual payments and her health and other fringe benefits shall be continued for five years, in exchange for restrictive covenants which prohibit her from entering into business relationships which infringe on the operation of the Bank.  See “Change in Control Provisions” below.

Mr. Bartholomew’s revised employment agreement with the Bank, dated February 2009, provides for a three year term with successive one year extensions, and at such salary and bonuses as shall be agreed by Mr. Bartholomew and the Bank. Mr. Bartholomew currently receives an annual salary of $169,750 and a bonus as may be awarded by the Board of Directors. Mr. Bartholomew’s contract also provides that in the event his employment terminates as a result of a change in control of the Company or Bank, he will receive 300% of his base salary in a lump sum and his health and other fringe benefits shall be continued for one year, in exchange for restrictive covenants which prohibit him from entering into business relationships which infringe on the operation of the Bank.  See “Change in Control Provisions” below.

Mr. Lobach and Ms. Hunsicker’s employment agreements are automatically renewed, in perpetuity, until the age of 70, unless (1) earlier terminated by the Bank for cause, (2) by voluntary resignation or disability of the executive, (3) upon written notice from the Board of Directors for any other reason, with such termination effective five years from the date of notice, or (4) under the change in control provisions discussed below. Mr. Bartholomew’s employment agreement is for a three year term beginning February 2009, and thereafter automatically continues such that there is never less than three years remaining in the agreement, unless terminated upon prior notice.

Because potential payments to be made to the foregoing executives in connection with a change in control of the Company exceed 2.99 times such executive’s annual salary, in the event such payments are made, the Internal Revenue Code and regulations promulgated thereunder provide that the excess amount would not be deductible by the Company.

Supplemental Executive Retirement Plans

The Bank has entered into Supplemental Executive Retirement Plan agreements (“SERPs”) with Messrs. Lobach, Bartholomew and Ms. Hunsicker, which provide for the payment of benefits upon retirement.  Benefits accrue through a normal retirement age of 65.  Currently, the SERPs provide for the Bank’s annual payment of $140,000 to Mr. Lobach; $85,000 to Ms. Hunsicker; and $45,000 to Mr. Bartholomew, payable upon retirement after the individual reaches age 65. Lesser benefits are provided for retirement prior to age 65.

Change in Control Provisions

The aforementioned employment agreements and SERPs with Executive Officers all include change-in-control clauses which are designed to (1) assure the continuity of executive management during a threatened takeover; and (2) ensure executive management is able to objectively evaluate any change in control proposal and act in the best interests of shareholders during a possible acquisition, merger or combination. The Bank designed the agreements to be part of a competitive compensation package, thereby aiding in attracting and retaining top quality executives

For purposes of the employment agreements and SERPs, “change in control” is defined to mean that any “person” or “group”, within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Act”), has become the “beneficial owner”, as defined in Rule 13d-3 under the Act, of 20% or more of the then outstanding voting securities of the Company.

With respect to Mr. Lobach and Ms. Hunsicker’s employment agreements, the executive is entitled to certain benefits if, at any time within two years after the change in control, any of the following triggering events occurs: (1) employment is terminated by the Bank for any reason other than cause or disability of the executive; (2) employment is terminated by the executive for his/her reason; or (3) with respect to Ms. Hunsicker’s agreement, in the event of change of management of the Company or Bank.

With respect to Mr. Bartholomew’s employment agreement, the executive is entitled to certain benefits if, at any time within one year after the change in control, any of the following triggering events occurs: (1) if he is discharged or resigns because the duties, position or title are materially changed, or (2) if he is relocated 50 miles beyond 512 & 22 in Bethlehem, PA.

When a triggering event occurs following a change in control, Mr. Lobach and Ms. Hunsicker would be entitled to five times the sum of the executive’s annual base salary plus bonus, payable in five annual installments beginning on the effective date of resignation or termination, as well as health and other fringe benefits for a period of five years, and Mr. Bartholomew would be entitled to receive three times the sum of the executive’s annual base salary in one lump sum, payable within one year following the effective date of resignation or termination. Mr. Bartholomew would also receive health and other fringe benefits for one year.

With respect to the SERP agreements, the executive is entitled to certain benefits if, at any time within two years after the change in control, the employee’s employment with the Bank is involuntarily terminated.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table, as of April 15, 2009, indicates the stock ownership and stock options outstanding and exercisable held by (1) those persons known by the Company to own in excess of 5% of the outstanding shares of the Company, (2) by the Directors of the Company, (3) by the Executive Officers of the Company, and (4) by all Directors and Executive Officers as a group. Accordingly, the ownership percentages reflected below are based upon a total of 7,699,365 shares (including 6,892,420 shares that were issued and outstanding as of April 15, 2009, together with an additional 806,945 shares subject to unexercised, but vested, stock options held by the individuals identified in the table below).  The shares reflected in the foregoing table include shares owned by the spouses of such persons and minor children (or trusts for their benefit) occupying the same household, as well as shares proportionately owned through Red Bird Associates, LLC, a real estate holding company owned by the indicated Directors and Ms. Hunsicker.  Beneficial ownership may be disclaimed as to certain of these shares.

Beneficial Ownership of Directors and Executive Officers

Name	Address	Capacity	Shares of Common Stock Beneficially Owned at 4-15-09*		% Ownership**
Elmer D. Gates	840 Yorkshire Road, Bethlehem, PA	Director, Non-Executive Chairman of the Board and 5% Owner	656,045	(1)	8.52%

David M. Lobach, Jr.	6932 Kings Hwy S., Zionsville, PA	Director, 5% Owner and Chief Executive Officer	513,925	(2)	6.67%

Judith A. Hunsicker	328 West Street, Bethlehem, PA	Sr. Executive VP, Chief Operating & Chief Financial Officer	63,091	(3)	0.82%

James R. Bartholomew	4519 Virginia Drive, Bethlehem, PA	Executive VP Commercial Lending	31,803	(4)	0.41%

Frank Banko	950 N. West End Blvd, Quakertown, PA	Director and 5% Owner	490,954	(5)	6.38%

John P. Brew	1605 Valley Center Pkwy., Suite 140 Bethlehem, PA	Director and 5% Owner	434,617	(6)	5.64%

Geoffrey F. Boyer	5845 Stag Drive, Emmaus, PA	Director	101,254	(7)	1.32%

Robert P. Daday	1448 Colesville Road, Bethlehem, PA	Director	58,176	(8)	0.76%

John G. Englesson	5341 Aberdene Street, Center Valley, PA	Director	108,327	(9)	1.41%

M. Bernadette Holland	505 Edgeboro Blvd, Bethlehem, PA	Director	117,394	(10)	1.52%

Fredric C. Jacobs	240 S. Pineapple Ave, Suite 700, Sarasota FL	Director	186,650	(11)	2.42%

Bernard M. Lesavoy	3581 Sturbridge Place, Allentown, PA	Director	154,946	(12)	2.01%

John C. Pittman	2874 Buena Vista Drive, Bath PA	Director and 5% Owner	415,946	(13)	5.40%

John T. Yurconic	3037 Fairfield Drive, Allentown, PA	Director	17,374	(14)	0.23%

		Total	3,350,502		43.52%

Beneficial Ownership of Directors and Executive Officers (continued)

*  The shares "Beneficially owned" may include shares owned by or for, among others, the spouse and/or minor children of the individuals and any other relative who has the same home as such individuals, as well as shares proportionately owned through Red Bird Associates, LLC, a real estate holding company owned by the indicated Directors and Ms. Hunsicker.

** The percentage ownership of beneficially owned shares of common stock include total commons stock outstanding and total outstanding options currently exercisable.

(1) Includes 272,711 shares held in a revocable trust, 218,781 shares held as trustee of the spouse's revocable trust, and 22,095 shares held in a Family Foundation. Also includes  136,225 shares which may be acquired by the exercise of vested stock options.

(2) Includes 44,397 shares held by spouse, 188 shares held jointly with son, and 618 shares held by Red Bird Associates. Also includes  318,139 shares which may be acquired by the exercise of vested stock options.

(3) Includes 51 shares held jointly with spouse, 51 shares held as custodian under UGMA, and 40 shares held by Red Bird Associates. Also includes 42,558 shares which may be acquired by the exercise of vested stock options.

(4) Includes 14,224 shares which may be acquired by the exercise of vested stock options.

(5) Includes 14,501 shares held as co-trustee of a formal trust and 1,925 shares held by Red Bird Associates. Also includes 19,001 shares which may be acquired by the exercise of vested stock options.

(6) Includes 102,440 shares that are held by Harleysville National Bank, and 53,000 held by Mr. Gates. Also includes 4,939 shares which may be acquired by the exercise of vested stock options.

(7) Includes 5,276 shares held by spouse, 11,864 shares held as custodian under UGMA, and 206 shares held by Red Bird Associates. Also includes 27,641 shares which may be acquired by the exercise of vested stock options.

(8) Includes 29,990 shares held jointly with spouse and 545 shares held by Red Bird Associates. Also includes 27,641 shares which may be acquired by the exercise of vested stock options.

(9) Includes 3,516 shares held by spouse,  2,753 shares held by spouse as custodian under UGMA, and 618 shares held by Red Bird Associates. Also includes 22,773 shares which may be acquired by the exercise of vested stock options.

(10) Includes 47,391 shares held by spouse and 4,203 shares held by spouse as custodian under UGMA. Also includes 27,641 shares which may be acquired by the exercise of vested stock options.

(11) Includes 3,198 shares held jointly with spouse and 618 shares held by Red Bird Associates. Also includes 57,911 shares which may be acquired by the exercise of vested stock options.

(12) Includes 59,088 shares held jointly with spouse, 2,564 shares held by spouse,  21,969 held as custodian under UGMA, and 412 shares held by Red Bird Associates.  Also includes 27,641 shares which may be acquired by the exercise of vested stock options.

(13) Includes 5,555 shares held by spouse, 150 shares held by spouse as custodian under UGMA, and 618 shares held by Red Bird Associates. Also includes 80,611 shares which may be acquired by the exercise of vested stock options.

(14) All Shares held jointly with spouse.

EMBASSY BANCORP, INC. OPTION PLAN

In connection with the reorganization of the Bank into a bank holding company structure, the Company assumed the Embassy Bank 2001 Option Plan (the “2001 Option Plan”), pursuant to which 1,518,750 shares of the Company’s common stock are reserved for issuance.  All options granted under the 2001 Option Plan are granted at fair market value on the date of grant and for terms of up to ten (10) years.  The purpose of the 2001 Option Plan is to enable the Company to attract and retain qualified persons as directors, officers and employees of the Company.  For their services and efforts in organizing the Bank during the 15 month period prior to its opening for business and in consideration of the “risk” subscriptions by the original founding Directors to cover the organizational and pre-opening expenses of the Bank, each of the founding Directors was issued nine-year options under the 2001 Option Plan, including Mr. Lobach.  In addition, each non-employee Director, with the exception of Mr. Yurconic, received the following additional options for his or her services as such and for his or her services on the various committees of the Board:

Year	Number of Options	Exercise Price ($)
2003	2,109	$3.91
2004	1,405	6.40
2005	1,425	10.00

The remaining options held by the Directors, other than Mr. Lobach (see the above table titled “Outstanding Equity Awards at Fiscal Year End” for information pertaining to Mr. Lobach), are exercisable at $2.84 per share.  The total number of options currently outstanding and exercisable and held by each Director is included in the table above titled “Beneficial Ownership of Directors and Executive Officers”.  In addition to the options held by Directors and Executive Officers of the Company, options have been granted to various employees of the Company under the terms and for the purposes set forth in the 2001 Option Plan. In total, options for the purchase of 909,674 shares are outstanding at April 15, 2009 under the 2001 Option Plan at a weighted average exercise price of $3.79 per share.

No options were granted under the 2001 Option Plan in 2006, 2007 or 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has instituted a policy in connection with extensions of credit by the Bank to any director, officer or employee of the Company or Bank, or to any business entity in which a director, officer or employee of the Company or Bank has a direct or indirect interest.  These extensions of credit shall only be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and in the opinion of management do not involve more than the normal risk of collection or present other unfavorable features.  At December 31, 2008, total loans and commitments of approximately $7,044,000 were outstanding to our executive officers, directors, and their affiliated businesses, which represented approximately 23.19% of our shareholders’ equity at such date.

In January 2003, an investment group, Red Bird Associates, LLC, comprised of related parties of the Company, including Mr. Lobach, Ms. Hunsicker and each Director with the exception of Messrs. Gates, Yurconic, and Ms. Holland, purchased the office building in which the principal offices of the Bank and Company are located.  The purchase was subject to the existing leases of all tenants occupying space in the building, including the Bank.  The previous owner of the building was unrelated to the Company, the Bank or any of the Directors.  The lease terms for the Bank’s lease were negotiated at arm’s length with the former owner in the year 2000 and are comparable to the terms for similar space in the Lehigh Valley area.  The remaining term of the lease, including extension options, is 29 years.  By lease amendment dated January 1, 2005, the Bank leased 4,349 square feet of additional space on the second floor of the building for the remaining term of the existing lease under lease terms comparable to the terms for similar space in the Lehigh Valley area. The investment group received rents for the Gateway Drive location totaling $255,968 during 2008 and the Bank has an outstanding lease commitment to pay $935,575 over the remaining term of the lease.  The investment group also purchased 5,600 shares of stock (as adjusted for the three-for-two stock split of October 2007) during the 2007 offering at the same price offered to the public.

In March 2006, the Bank entered into a lease agreement for 2,918 square feet of first floor office space with Mr. Frank Banko, a Class 1 Director, for the purpose of opening a branch at 925 W. Broad St. in Bethlehem. The Bank obtained a third party evaluation of the market rent for the space and believes that the rental terms are fair, reasonable and comparable to the terms for similar space in the Lehigh Valley area. During 2008, the Bank paid $45,000 for payment to Mr. Banko for rent of the West Broad St., Bethlehem, location and the Bank has an outstanding lease commitment to pay $345,000 over the remaining term of the lease.

DIRECTOR INDEPENDENCE

All but two members of the Board of Directors are independent as determined under Rule 4200(a)(15) of the NASDAQ Stock Market.  Mr. Lobach, President and CEO of the Company, and Bernard Lesavoy, Esquire, who provides legal services to the Company, cannot be considered independent of management or any other relationship with the Company.

No Director of the Company is a Director of any other company registered under Section 12 of the Securities Exchange Act of 1934 or is a “reporting company” under such Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: April 28, 2009	By	/s/ David M. Lobach Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: April 28, 2009	By	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer