Form 10-Q
period 2009-03-31
Embassy Bancorp, Inc.
filed 2009-05-15
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO __________________

Commission file number 000-1449794

Embassy Bancorp, Inc.
(Exact name of registrant as specified in its charter)

7Pennsylvania	26-3339011
(State of incorporation)	(I.R.S. Employer Identification No.)

One Hundred Gateway Drive, Suite 100 Bethlehem, PA	18017
(Address of principal executive offices)	(Zip Code)

(610) 882-8800
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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
Yes  ☐  No  ☐  Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
COMMON STOCK
Number of shares outstanding as of April 30, 2009	($1 Par Value)	6,892,420
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2009	2008
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$8,051	$8,459
Interest bearing demand deposit	1,144	20
Federal funds sold	33,271	3,575

Cash and Cash Equivalents	42,466	12,054

Interest bearing time deposits	11,707	1,694
Securities available for sale	66,049	54,251
Restricted investment in bank stock	2,109	2,075
Loans receivable, net of allowance for loan losses of $3,089 in 2009; $2,932 in 2008	326,918	316,648
Premises and equipment, net of accumulated depreciation	2,158	2,231
Deferred income taxes	269	335
Accrued interest receivable	1,220	1,197
Other assets	714	598

Total Assets	$453,610	$391,083

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$17,215	$16,194
Interest bearing	332,876	291,376

Total Deposits	350,091	307,570

Securities sold under agreements to repurchase and federal funds purchased	36,450	26,019
Long-term borrowings	25,262	23,162
Accrued interest payable	2,482	2,563
Other liabilities	8,491	1,398

Total Liabilities	422,776	360,712

Stockholders' Equity:
Common stock, $1 par value; authorized 10,000,000 shares; 2009 issued 6,892,773 shares; outstanding 6,892,420 shares; 2008 issued 6,890,742 shares, outstanding 6,890,389 shares	6,893	6,891
Surplus	22,794	22,787
Accumulated earnings (deficit)	46	(278)
Accumulated other comprehensive income	1,104	974
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	30,834	30,371

Total Liabilities and Stockholders' Equity	$453,610	$391,083

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$4,671	$4,347
Securities, taxable	627	612
Securities, non-taxable	19	-
Federal funds sold	8	10
Interest on time deposits	46	-
Total Interest Income	5,371	4,969

INTEREST EXPENSE

Deposits	2,217	2,604
Securities sold under agreements to repurchase and federal funds purchased	169	148
Short-term borrowings	17	83
Long-term borrowings	238	147
Total Interest Expense	2,641	2,982

Net Interest Income	2,730	1,987

PROVISION FOR LOAN LOSSES	172	71

Net Interest Income after
Provision for Loan Losses	2,558	1,916

OTHER INCOME

Credit card processing fees	118	84
Other service fees	68	72
Total Other Income	186	156

OTHER EXPENSES

Salaries and employee benefits	1,010	931
Occupancy and equipment	319	309
Data processing	163	171
Credit card processing	108	83
Advertising and promotion	121	91
Professional fees	85	87
FDIC insurance	163	46
Insurance	10	4
Loan department	32	18
Charitable contributions	90	73
Other	149	128
Total Other Expenses	2,250	1,941

Income before Income Taxes	494	131

INCOME TAX EXPENSE	170	52

Net Income	$324	$79

BASIC EARNINGS PER SHARE	$0.05	$0.01

DILUTED EARNINGS PER SHARE	$0.04	$0.01

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2009 and 2008

	Common Stock	Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2007	6,886	22,775	(1,464)	76	-	28,273

Comprehensive income:
Net income	-	-	79	-	-	79
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	623	-	623

Total Comprehensive Income						702

Exercise of stock options, 2,109 shares	2	4	-	-	-	6

BALANCE - MARCH 31, 2008	$6,888	$22,779	$(1,385)	$699	$-	$28,981

BALANCE - DECEMBER 31, 2008	6,891	22,787	(278)	974	(3)	30,371

Comprehensive income:
Net income	-	-	324	-	-	324
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	130	-	130

Total Comprehensive Income						454

Exercise of stock options, 2,031 shares	2	7	-	-	-	9

BALANCE - MARCH 31, 2009	$6,893	$22,794	$46	$1,104	$(3)	$30,834

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$324	$79
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	172	71
Amortization of deferred loan costs	48	47
Depreciation and amortization	104	80
Net amortization (accretion) of investment security premiums and discounts - taxable	2	(12)
Deferred income taxes	-	52
(Increase) decrease in accrued interest receivable	(23)	114
Increase in other assets	(116)	(147)
Decrease in accrued interest payable	(81)	(785)
Increase in other liabilities	7,093	57

Net Cash Provided by (Used in) Operating Activities	7,523	(444)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(14,101)	-
Maturities, calls and principal repayments of securities available for sale	2,497	2,788
Net increase in loans	(10,490)	(7,862)
Increase in restricted investment in bank stock	(34)	(334)
Purchases of interest bearing time deposits	(10,013)	-
Purchases of premises and equipment	(31)	(34)

Net Cash Used in Investing Activities	(32,172)	(5,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,521	4,795
Net increase in securities sold under agreements to repurchase and federal funds purchased	10,431	1,608
Proceeds from long-term borrowed funds	2,100	3,480
Proceeds from the exercise of stock options	9	6

Net Cash Provided by Financing Activities	55,061	9,889

Net Increase in Cash and Cash Equivalents	30,412	4,003

CASH AND CASH EQUIVALENTS - BEGINNING	12,054	3,362

CASH AND CASH EQUIVALENTS - ENDING	$42,466	$7,365

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,722	$3,767

Income taxes paid	$80	$10

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act  of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y. The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow. As such, the consolidated financial statements contained herein include the accounts of the Company and the Bank.  All significant intercompany transactions and balances have been eliminated.

The Bank was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (US GAAP) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008, included in the Form 10-K of Embassy Bancorp, Inc. filed with the Securities and Exchange Commission (SEC).

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2008.

Note 3 – Stockholder’s Equity

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4 – Comprehensive Income

The only other comprehensive income item that the Company presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains for the three months ended March 31, 2009 and 2008 (in thousands) are as follows:

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Unrealized holding gains on securities available for sale	$197	$944
Less: Reclassification adjustment for realized gains (losses)	-	-
	197	944
Tax effect	(67)	(321)
Net unrealized gains	$130	$623

Note 5 – Basic and Diluted Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, as adjusted for stock dividends and splits. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

	Three Months Ended March 31,
	2009	2008
	(Dollars In Thousands, except Per Share Data)

Net income	$324	$79

Weighted average shares outstanding	6,891	6,886
Dilutive effect of potential common shares, stock options	408	444

Diluted weighted average common shares outstanding	7,299	7,330
Basic earnings per share	$0.05	$0.01
Diluted earnings per share	$0.04	$0.01

Stock options for 74,764 and 76,889 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2009 and 2008, respectively because they are not dilutive.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,796,000 of standby letters of credit outstanding as of March 31, 2009. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2,531,000. The current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank (FHLB) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2009, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $198.4 million of which $21.8 million was outstanding in long-term loans. There were no short-term advances outstanding at March 31, 2009. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank of approximately $6.0 million of which none was outstanding at March 31, 2009. Advances from this line are unsecured.

The Company has a line of credit with Univest National Bank and Trust Company totaling $6.0 million. As of March 31, 2009 the outstanding balance was $3.5 million. Advances from this line of credit are secured by 500,000 shares of Embassy Bank for the Lehigh Valley common stock. Interest on the borrowing is a fixed rate of 7.5%. The loan matures in November 2013. Under the terms of the loan agreement, the Bank is required to remain well capitalized under applicable federal banking regulations.

Note 8 – Fair Value Measures

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS 157. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and 2008 are as follows (in thousands):

	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$66,049	$-0-	$66,049	$-0-

	March 31, 2008

Securities available for sale	$54,251	$-0-	$54,251	$-0-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired Loans	$400,000	$-0-	$400,000	$-0-

Note 9 – New Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2008. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of the Company’s operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions that, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty.

Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company's market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, and (v) other external developments which could materially affect the Company’s business and operations.

OVERVIEW

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act  of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y. The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow. As such, the consolidated financial statements contained herein include the accounts of the Company and the Bank.

The Bank was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

The Company’s assets grew $62.5 million from $391.1 million at December 31, 2008 to $453.6 million at March 31, 2009 due to purchasing of short and long term investment securities and loan growth, which were funded through strong deposit growth.

Net income for the three months ended March 31, 2009 was $324 thousand compared to a net income for the three months ended March 31, 2008 of $79 thousand. Due to the current interest rate environment, the cost of deposits has decreased. Furthermore, due to the current competitive nature of lending, loan yields have decreased as well. Loan yields, however, have decreased at a slower pace than the costs of deposits. The result has been an increase in the net interest margins as compared to 2008. Net income is anticipated to increase as the Bank increases its deposit base and generates additional loan volume. Additional branch locations would be expected to add expenses which over time should be offset by the increase in net interest income generated by branch activities.

On November 6, 2001, the commencement date of operations, the Company opened its main office in Bethlehem at 100 Gateway Drive, Hanover Township, Northampton County. As of March 31, 2009, the branch had $174.1 million in deposits and $234.4 million in net loans outstanding.

On May 3, 2005, the Company opened its first branch in Allentown at 4148 West Tilghman Street, South Whitehall Township, Lehigh County. At March 31, 2009, the branch had $96.2 million in deposits and $59.0 million in net loans outstanding.

In July 2005, the Company entered into a ground lease agreement for a branch location on Cedar Crest Boulevard in Allentown. The ground lease commenced in 2007. A building is currently under construction on the site and is expected to be completed by the third quarter of 2009. On March 11, 2009, the Company committed to a lease agreement for this fifth branch which terminates the ground lease agreement.

On September 7, 2006, the Company opened its second branch in Bethlehem at 925 West Broad Street, City of Bethlehem, Lehigh County. At March 31, 2009, the branch had $34.7 million in deposits and $15.1 million in net loans outstanding.

On April 2, 2007, the Company opened its third branch in Trexlertown at 6379 Hamilton Boulevard, Lower Macungie Township, Lehigh County. At March 31, 2009, the branch had $44.6 million in deposits and $18.4 million in net loans outstanding.

In June 2008, the Company entered into a commercial lease agreement for a potential branch location on Route 378 in Lower Saucon Township, which is expected to open by the third quarter of 2009.

On March 13, 2009, the Company entered into a land lease agreement for a branch location on Corriere Road and Route 248 in Lower Nazareth Township, which is expected to open in 2010. The agreement is contingent upon completing proper due diligence of the site, including title, survey, and environmental matters, planning and zoning approvals.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2009 increased $402 thousand to $5.37 million as compared with $4.97 million for the three months ended March 31, 2008 as a result of growth in the loan and investment portfolios. Average earning assets were $402.3 million for the three months ended March 31, 2009 compared to $330.4 million for the three months ended March 31, 2008. The yield on average earning assets was 5.42% for the first quarter of 2009 compared to 6.05% for the first quarter of 2008.

Total interest expense for the three months ended March 31, 2009 decreased $341 thousand to $2.64 million as compared with $2.98 million for the three months ended March 31, 2008 primarily due to decreases in deposit rates. Average interest bearing liabilities were $360.5 million for the three months ended March 31, 2009 compared to $290.2 million for the three months ended March 31, 2008. The yield on average interest bearing liabilities was 2.97% for the first quarter of 2009 compared to 4.13% for the first quarter of 2008. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended March 31, 2009 was $2.73 million compared to net interest income of $1.99 million for the three months ended March 31, 2008. The improvement in net interest income for the three months ended March 31, 2009 is a result of growth in the loan and investment portfolios and significant decreases in the interest expense associated with deposits and other borrowed funds. The Bank’s net interest margin for the three months ended March 31, 2009 increased 35 basis points to 2.76% from 2.41% for the three months ended March 31, 2008, due to the current interest rate environment including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending which kept loan rates relatively level in relation to overall market rate reductions.

Below is the table which sets forth average balances and corresponding yields for the three month periods ended March 31, 2009 and March 31, 2008:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (year to date)

	Three Months Ended March 31,
	2009			2008
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Total loans	$324,681	$4,671	5.84%	$278,675	$4,347	6.27%
Investment securities - taxable	55,994	627	4.48%	50,389	612	4.88%
Investment securities - non-taxable	1,928	19	5.85%	-	-	-
Federal funds sold	12,233	8	0.28%	1,223	9	2.96%
Time deposits	7,032	46	2.63%	-	-	-
Interest bearing deposits with banks	470	-	0.08%	97	1	2.98%

TOTAL INTEREST EARNING ASSETS	402,338	5,371	5.42%	330,384	4,969	6.05%

Less allowance for loan losses	(2,984)			(2,516)
Other assets	12,053			8,827

TOTAL ASSETS	$411,407			$336,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$33,624	$134	1.62%	$41,130	$238	2.32%
Savings	118,103	705	2.42%	46,146	390	3.40%
Certificates of deposit	156,996	1,378	3.56%	165,331	1,976	4.81%
Securities sold under agreements to repurchase and other borrowings	51,780	424	3.32%	37,603	378	4.05%

TOTAL INTEREST BEARING LIABILITIES	360,503	2,641	2.97%	290,210	2,982	4.13%

Non-interest bearing demand deposits	16,541			11,970
Other liabilities	3,486			5,785
Stockholders' equity	30,877			28,730

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$411,407			$336,695

Net interest income		$2,730			$1,987
Net interest spread			2.45%			1.92%
Net interest margin			2.76%			2.41%

Provision for Loan Losses

For the three months ended March 31, 2009, management has provided a provision for loan losses of $172 thousand, as compared to the same period ended March 31, 2008 of $71 thousand. The allowance for loan losses is $3.1 million as of March 31, 2009, which is 0.94% of outstanding loans compared to $2.6 million or 0.90% of outstanding loans as of March 31, 2008. At December 31, 2008, the allowance for loan losses of $2.9 million represented 0.92% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	March 31,
	2009	2008
	(In Thousands)

Loans receivable at end of period	$330,007	$284,631

Allowance for loan losses:
Balance, beginning	$2,932	$2,503
Provision for loan losses	172	71
Loans charged off	(15)	-
Recoveries	-	-
Balance at end of period	$3,089	$2,574

Allowance for loan losses to loans receivable at end of year	0.94%	0.90%

Non-interest Income

Total non-interest income was $186 thousand for the three month period ended March 31, 2009 compared to $156 thousand for the same period in 2008. The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $309 thousand or 15.9% from $1.94 million for the three months ended March 31, 2008 to $2.25 million for the same period ended March 31, 2009. The increase is due to: an increase of $79 thousand in salary and employee benefits, the majority of which are in conjunction with increased operational staffing, and salary adjustments; an increase of $10 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office; a $14 thousand increase in loan expenses; an increase of $25 thousand in credit card expense due to increased volume; an increase of $117 thousand in FDIC insurance; an increase of $17 thousand in charitable contributions; an increase of $30 thousand in advertising; and an increase of $27 thousand in other expenses (of which $6 thousand is officers life insurance), offset by a decrease of $8 thousand in data processing expenses; and a decrease of $2 thousand in professional services.

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted (the “SOX”). The stated goals of the SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosure pursuant to the securities laws. The SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company implemented the SOX management assertion requirement on internal control over financial reporting as of December 31, 2007. Management anticipates third party compliance expenses for ongoing compliance with the SOX.

The industry expects the FDIC to issue an emergency assessment of between ten and twenty basis points on deposits as of June 30, 2009, payable on September 30, 2009. The Company believes this will have a material impact on consolidated reports of operations for the quarter ended June 30, 2009.

A breakdown of other interest expenses can be found in the statements of income.

Income Taxes

The provision for current income taxes for three months ended March 31, 2009 totaled $170 thousand, or 34.4% of income before taxes. The provision for current income taxes for the three months ended March 31, 2008 totaled $52 thousand.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities issued by FHLMC or FNMA, Corporate Bonds, and Taxable and Non Taxable Municipal Bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2009. The bank did not make any investments in non-US agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2009 were $66.0 million compared to securities of $54.3 million at December 31, 2007. The increase in the investment portfolio is the result of municipal bond and corporate bond purchases, offset by principal payments on US Agency mortgage backed securities. The carrying value of the securities portfolio as of March 31, 2009 includes a net unrealized gain of $1.7 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $1.5 million at December 31, 2008. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2008. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2009 increased $10.3 million to $326.9 million from $316.6 million at December 31, 2008. The loan to deposit ratio has decreased from 103.9% at December 31, 2008 to 94.26% at March 31, 2009. The Bank’s loan portfolio at March 31, 2009 was comprised of consumer loans of $150.1 million, an increase of $10.6 million from December 31, 2008, and commercial loans of $179.8 million, an increase of $220 thousand from December 31, 2008, before the allowance for loan losses and deferred costs. The Bank has not originated, nor does it intend to originate sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $157 thousand to $3.09 million at March 31, 2009 from $2.93 million at December 31, 2008. At March 31, 2009 and December 31, 2008, the allowance for loan losses represented 0.94% and 0.92% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

There was a recorded investment in impaired loans at March 31, 2009 of $535 thousand compared to none at December 31, 2008 and March 31, 2008. The March 31, 2009 impairment required an allowance for loan losses of $135 thousand. Non-performing loans were 0.20% and 0.00% of total loans at March 31, 2009 and 2008, respectively.

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $73 thousand from December 31, 2008 to March 31, 2009. This decrease is due primarily to depreciation expense on existing premises and equipment.

Deposits

Total deposits at March 31, 2009 increased $42.5 million to $350.1 million from $307.6 million at December 31, 2008. Savings deposits increased by $39.1 million and demand deposits increased by $4.8 million, offset by time deposits which decreased by $1.4 million. The significant growth in savings deposits is attributed to successful promotions along with a shift of funds from time deposit accounts.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $42.5 million at March 31, 2009 resulting from strong deposit growth during the quarter, compared to $12.1 million at December 31, 2008.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2009, the Company had $66.0 million of available for sale securities. Securities with carrying values of approximately $47,527,000 and $34,752,000 at March 31, 2009 and December 31, 2008, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $198.4 million of which $21.8 million was outstanding in long-term loans at March 31, 2009. With respect to the long-term loans, $ 3.3 million mature in 2009, $9.1 million mature in 2010, $1.5 million mature in 2012, and $7.9 million mature in 2013. The Bank also has a line of credit with the FHLB of Pittsburgh and the Atlantic Central Bankers Bank of approximately $25.0 million and $6.0 million, respectively of which none was outstanding at March 31, 2009. All FHLB borrowings are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured.

The Company has a line of credit with Univest National Bank and Trust Company, of which $3.5 million was outstanding at March 31, 2009. This line of credit is secured by 500,000 shares of Bank common stock, and is included in long-term borrowings in the consolidated balance sheet at March 31, 2009 and December 31, 2008.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Contractual Obligations

In July 2005, the Company entered into a ground lease agreement for a branch location on Cedar Crest Boulevard in Allentown, which commenced in 2007. A building is currently under construction on the site and is expected to be completed by the third quarter of 2009. In March 2009, the Company committed to a lease agreement for this fifth branch location which terminates the ground lease.

On March 13, 2009, the Company entered into a land lease agreement for a branch location on Corriere Road and Route 248 in Lower Nazareth Township. The agreement is contingent upon completing proper due diligence of the site, including title, survey, and environmental matters, planning and zoning approvals.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $55.4 million at March 31, 2009. The Company also has letters of credit outstanding of $2.8 million at March 31, 2009. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $30.8 million as of March 31, 2009, representing a net increase of $463 thousand from December 31, 2008. The increase in capital was a result of the net income of $324 thousand, the exercise of stock options of $9 thousand, and the increase in unrealized holding gains on available for sale securities of $130 thousand.

The following table provides a comparison of the Bank’s risk based capital ratios and leverage ratios (dollars in thousands):

	March 31, 2009	December 31, 2008
	(Dollars In Thousands)

Tier I, common stockholders' equity	$32,965	$30,705
Tier II, allowable portion of allowance for loan losses	3,089	2,932

Total capital	$36,054	$33,637

Tier I risk based capital ratio	10.7%	10.7%

Total risk based capital ratio	11.7%	11.7%

Tier I leverage ratio	8.0%	8.1%

At March 31, 2009, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

(a) In the normal course of business activities, the Company is exposed to market risk, principally interest rate risk. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, as a function of the Board of Directors, is responsible for managing the rate sensitivity position, using Board approved policies and procedures. No material changes in the market risk strategy occurred during the current period. A detailed discussion of interest rate risk is provided in the Company’s Form 10-K for the year ended December 31, 2008.

Item 4T – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2009, including any corrective actions with regard to significant deficiencies and material weakness.

Part II - Other Information

Item 1 - Legal Proceedings

The Company and the Bank are an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

Item 1A - Risk Factors

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 1 of Registrant’s Form 8-A filed on December 11, 2008).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, Pennsylvania (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 31, 2009).
10.2	Lease Agreement dated March 19, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 31, 2009).
10.3	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 31, 2009).
10.4	Supplemental Executive Retirement Plan dated January 5, 2009, for David M. Lobach (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed on March 31, 2009).
10.5	Supplemental Executive Retirement Plan dated January 5, 2009, for Judith A. Hunsicker (Incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K filed on March 31, 2009).
10.6	Supplemental Executive Retirement Plan dated January 5, 2009 for James R. Bartholomew (Incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed on March 31, 2009).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 15, 2009	By:	/s/ David M. Lobach Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 15, 2009	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary
and Chief Financial Officer