Form 10-Q
period 2009-06-30
Embassy Bancorp, Inc.
filed 2009-08-14
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 OR

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
Yes ☐ No ☐	Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
COMMON STOCK	($1 Par Value)	6,911,421
Number of shares outstanding as of July 31, 2009	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
ASSETS	2009	2008
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$5,849	$8,459
Interest bearing demand deposit with bank	3,385	20
Federal funds sold	16,891	3,575

Cash and Cash Equivalents	26,125	12,054

Interest bearing time deposits	11,469	1,694
Securities available for sale	69,923	54,251
Restricted investment in bank stock	2,109	2,075
Loans receivable, net of allowance for loan losses of $3,284 in 2009; $2,932 in 2008	337,536	316,648
Premises and equipment, net of accumulated depreciation	2,226	2,231
Deferred income taxes	265	335
Accrued interest receivable	1,484	1,197
Other assets	676	598

Total Assets	$451,813	$391,083

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$19,919	$16,194
Interest bearing	344,940	291,376

Total Deposits	364,859	307,570

Securities sold under agreements to repurchase and federal funds purchased	27,488	26,019
Long-term borrowings	24,112	23,162
Accrued interest payable	2,590	2,563
Other liabilities	1,297	1,398

Total Liabilities	420,346	360,712

Stockholders' Equity:
Common stock, $1 par value; authorized 10,000,000 shares; 2009 issued 6,911,774 shares; outstanding 6,911,421 shares; 2008 issued 6,890,742 shares, outstanding 6,890,389 shares	6,912	6,891
Surplus	22,847	22,787
Accumulated earnings (deficit)	600	(278)
Accumulated other comprehensive income	1,111	974
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	31,467	30,371

Total Liabilities and Stockholders' Equity	$451,813	$391,083

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)

Loans receivable, including fees	$4,843	$4,458	$9,514	$8,805
Securities, taxable	681	584	1,308	1,197
Securities, non-taxable	106	-	125	-
Federal funds sold, and other	9	3	17	12
Interest on time deposits	71	-	117	-
Total Interest Income	5,710	5,045	11,081	10,014

INTEREST EXPENSE

Deposits	2,080	2,258	4,297	4,862
Securities sold under agreements to repurchase and federal funds purchased	127	156	296	304
Short-term borrowings	-	141	17	224
Long-term borrowings	281	144	519	291
Total Interest Expense	2,488	2,699	5,129	5,681

Net Interest Income	3,222	2,346	5,952	4,333

PROVISION FOR LOAN LOSSES	195	192	367	263

Net Interest Income after Provision for Loan Losses	3,027	2,154	5,585	4,070

OTHER INCOME

Credit card processing fees	126	93	244	177
Other service fees	81	71	149	143
Total Other Income	207	164	393	320

OTHER EXPENSES

Salaries and employee benefits	1,009	912	2,019	1,843
Occupancy and equipment	384	303	703	612
Data processing	174	88	337	171
Credit card processing	116	160	224	331
Advertising and promotion	114	146	235	237
Professional fees	136	77	221	164
FDIC insurance	283	46	446	92
Insurance	13	7	23	11
Loan department	35	25	67	43
Charitable Contributions	63	51	153	125
Other	119	135	268	262
Total Other Expenses	2,446	1,950	4,696	3,891

Income before Income Taxes	788	368	1,282	499

INCOME TAX EXPENSE	234	127	404	179

Net Income	$554	$241	$878	$320

BASIC EARNINGS PER SHARE	$0.08	$0.03	$0.13	$0.05

DILUTED EARNINGS PER SHARE	$0.08	$0.03	$0.12	$0.04

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2009 and 2008

	Common Stock	Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2007	$6,886	$22,775	$(1,464)	$76	$-	$28,273

Comprehensive income:
Net income	-	-	320	-	-	320
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	(148)	-	(148)

Total Comprehensive Income						172

Exercise of stock options, 4,827 shares	5	12	-	-	-	17

BALANCE - JUNE 30, 2008	$6,891	$22,787	$(1,144)	$(72)	$-	$28,462

BALANCE - DECEMBER 31, 2008	$6,891	$22,787	$(278)	$974	$(3)	$30,371

Comprehensive income:
Net income	-	-	878	-	-	878
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	137	-	137

Total Comprehensive Income						1,015

Exercise of stock options, 21,032 shares	21	60	-	-	-	81

BALANCE - JUNE, 2009	$6,912	$22,847	$600	$1,111	$(3)	$31,467

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$878	$320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	367	263
Amortization of deferred loan costs	89	87
Depreciation and amortization	208	197
Net amortization (accretion) of investment security premiums and discounts	14	(25)
(Increase) decrease in accrued interest receivable	(287)	31
(Increase) decrease in other assets	(78)	(58)
Increase (decrease) in accrued interest payable	27	(1,558)
(Decrease) increase in other liabilities	(101)	202

Net Cash Provided by (used in) Operating Activities	1,117	(425)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(21,158)	-
Maturities, calls and principal repayments of securities available for sale	5,679	4,648
Net increase in loans	(21,344)	(29,122)
Increase in restricted investment in bank stock	(34)	(895)
Net maturities (purchases) of interest bearing time deposits	(9,775)	-
Purchases of premises and equipment	(203)	(76)

Net Cash Used in Investing Activities	(46,835)	(25,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	57,289	3,603
Net increase in securities sold under agreements to repurchase and federal funds purchased	1,469	7,802
Decrease in short-term borrowed funds	-	9,947
Proceeds from long-term borrowed funds	2,800	6,464
Payment of long-term borrowed funds	(1,850)	-
Proceeds from the exercise of stock options	81	17

Net Cash Provided by Financing Activities	59,789	27,833

Net Increase in Cash and Cash Equivalents	14,071	1,963

CASH AND CASH EQUIVALENTS - BEGINNING	12,054	3,362

CASH AND CASH EQUIVALENTS - ENDING	$26,125	$5,325

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,102	$7,239

Income taxes paid	$601	$5

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (US GAAP) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2008, included in the Form 10-K of Embassy Bancorp, Inc. filed with the Securities and Exchange Commission (SEC).

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 and August 14, 2009, the date these consolidated financial statements were issued.

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

Note 4 – Comprehensive Income

The only other comprehensive income item that the Company presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) for the three and six months ended June 30, 2009 and 2008 (in thousands) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Change in unrealized holding gains (losses) on securities available for sale	$10	$(1,168)	$207	$(224)
Less: Reclassification adjustment for realized gains (losses)	-	-	-	-
	10	(1,168)	207	(224)
Tax effect	(3)	397	(70)	76
Change in net unrealized gains (losses)	$7	$(771)	$137	$(148)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, except per share data)		( In Thousands, except per share data)

Net income	$554	$241	$878	$320

Weighted average shares outstanding	6,902	6,888	6,897	6,887
Dilutive effect of potential common shares, stock options	378	443	390	443

Diluted weighted average common shares outstanding	7,280	7,331	7,287	7,330
Basic earnings per share	$0.08	$0.03	$0.13	$0.05
Diluted earnings per share	$0.08	$0.03	$0.12	$0.04

Stock options for 73,339 and 76,114 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2009 and 2008, respectively because they are not dilutive.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,833,000 of standby letters of credit outstanding as of June 30, 2009. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2,344,000. The current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank (FHLB) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2009, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $192.4 million of which $19.9 million was outstanding in long-term loans. There were no short-term advances outstanding at June 30, 2009. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank of approximately $6.0 million of which none was outstanding at June 30, 2009. Advances from this line are unsecured.

The Company has a line of credit with Univest National Bank and Trust Company totaling $6.0 million. As of June 30, 2009 the outstanding balance was $4.2 million. Advances from this line of credit are secured by 500,000 shares of Embassy Bank for the Lehigh Valley common stock. Interest on the borrowing is a fixed rate of 7.5%. The loan matures in November 2013. Under the terms of the loan agreement, the Bank is required to remain well capitalized under applicable federal banking regulations.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8 – Securities Available For Sale

At June 30, 2009 and December 31, 2008, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2009:
U.S. Government agencies	$12,572	$560	$-	$13,132
Municipal bonds	21,230	182	(212)	21,200
Mortgage-backed securities	30,646	1,026	-	31,672
Corporate Bonds	3,791	128	-	3,919
Total	$68,239	$1,896	$(212)	$69,923

December 31, 2008:
U.S. Government agencies	$10,967	$730	$-	$11,967
Municipal bonds	5,485	26	(65)	5,446
Mortgage-backed securities	36,322	800	(14)	37,108
Total	$52,774	$1,556	$(79)	$54,251

The amortized cost and fair value of securities as of June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$503	$509
Due after one year through five years	18,026	18,662
Due after five years through ten years	4,138	4,173
Due after ten years	14,926	14,907
	37,593	38,251

Mortgage-backed securities	30,646	31,672
	$68,239	$69,923

There were no sales of securities for the six months ended June 30, 2009 or for the year ended December 31, 2008.

Securities with a carrying value of $42,314,000 and $34,752,000 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes required or permitted by law.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8 – Securities Available For Sale (Continued)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Taxable municipal bonds	$10,173	$(212)	$-	$-	$10,173	$(212)
Total Temporarily Impaired Securities	$10,173	$(212)	$-	$-	$10,173	$(212)

December 31, 2008:

Taxable municipal bonds	$2,346	$(65)	$-	$-	$2,346	$(65)
Mortgage-backed securities	3,719	(14)	-	-	3,719	(14)
Total Temporarily Impaired Securities	$6,065	$(79)	$-	$-	$6,065	$(79)

The Company had 22 securities in an unrealized loss position at June 30, 2009. Unrealized losses detailed above relate to taxable municipal and mortgage-backed securities and the decline in fair value is due only to interest rate fluctuations. As the Company has the intent and ability to hold such investments until maturity or market price recovery, no securities are deemed to be other than temporarily impaired. None of the individual unrealized losses are significant.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FSP No. FAS 115-2.

In determining OTTI under the SFAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of June 30, 2009 the Company has the intent and ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8 – Securities Available For Sale (Continued)

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2009 and December 31, 2008, our FHLB stock totaled $2,069,000 million and $2,035,000, respectively.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

•	its operating performance;

•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;

•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;

•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and

•	its liquidity and funding position.

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three and six months ended June 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 – Fair Value Measurements

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal years beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS 157 in 2008 and began to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
June 30, 2009 Securities available for sale	$69,923	$-	$69,361	$562
December 31, 2008 Securities available for sale	$54,251	$-	$54,251	$-

The following table presents a roll forward of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2009 (in thousands).

2009
Beginning Balance, January 1	$-
Purchases	562
Ending Balance, June 30	$562

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
June 30, 2009 Impaired loans	$325	$-	$-	$325
December 31, 2008 Impaired loans	$-	$-	$-	$-

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. An entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and any changes in the method(s) and significant assumptions during the period. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. FAS 107-1 does not require disclosure for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 107-1 requires comparative disclosures only for period ending after initial adoption.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2009 the fair value consists of the loan balances of $546,000, with an associated valuation allowance of $221,000.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

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

Long-Term Debt (Carried at Cost)

Fair values of FHLB and Univest advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB and Univest advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2009 (in thousands):

	June 30, 2009
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$26,125	$26,125
Interest bearing time deposits	11,469	11,553
Securities available-for-sale	69,923	69,923
Loans receivable, net of allowance	337,536	342,122
Restricted investments in bank stock	2,109	2,109
Accrued interest receivable	1,484	1,484

Financial liabilities:
Deposits	364,859	360,261
Long-term borrowings	24,112	24,083
Accrued interest payable	2,590	2,590

Note 10 – New Accounting Standards

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10 – New Accounting Standards (Continued)

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note 9.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note 9.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial- components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

See notes to consolidated financial statements.

Note 10 – New Accounting Standards (Continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

See notes to consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets grew $60.7 million from $391.1 million at December 31, 2008 to $451.8 million at June 30, 2009 due to purchasing of short and long term investment securities and loan growth, which were funded through strong deposit growth.

Net income for the three months ended June 30, 2009 was $554 thousand compared to a net income for the three months ended June 30, 2008 of $241 thousand. Net income for the six months ended June 30, 2009 was $878 thousand compared to a net income for the six months ended June 30, 2008 of $320 thousand. Due to the current interest rate environment, the cost of deposits has decreased. Furthermore, due to the current competitive nature of lending, loan yields have decreased as well. Loan yields, however, have decreased at a slower pace than the costs of deposits. The result has been an increase in the net interest margins as compared to 2008. Net income is anticipated to increase as the Bank increases its deposit base and generates additional loan volume. Additional branch locations would be expected to add expenses which over time should be offset by the increase in net interest income generated by branch activities.

On November 6, 2001, the commencement date of operations, the Company opened its main office in Bethlehem at 100 Gateway Drive, Hanover Township, Northampton County. As of June 30, 2009, the branch had $184.6 million in deposits and $237.0 million in net loans outstanding.

On May 3, 2005, the Company opened its first branch in Allentown at 4148 West Tilghman Street, South Whitehall Township, Lehigh County. At June 30, 2009, the branch had $99.6 million in deposits and $62.7 million in net loans outstanding.

On September 7, 2006, the Company opened its second branch in Bethlehem at 925 West Broad Street, City of Bethlehem, Lehigh County. At June 30, 2009, the branch had $35.3 million in deposits and $17.8 million in net loans outstanding.

On April 2, 2007, the Company opened its third branch in Trexlertown at 6379 Hamilton Boulevard, Lower Macungie Township, Lehigh County. At June 30, 2009, the branch had $45.8 million in deposits and $20.1 million in net loans outstanding.

On July 20, 2009, the Company opened its fourth branch in Allentown at 1142 South Cedar Crest Boulevard, Salisbury Township, Lehigh County.

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

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2009 increased $665 thousand to $5.71 million as compared with $5.05 million for the three months ended June 30, 2008 as a result of growth in the loan and investment portfolios. Average earning assets were $437.4 million for the three months ended June 30, 2009 compared to $343.9 million for the three months ended June 30, 2008. The yield on average earning assets was 5.28% for the second quarter of 2009 compared to 5.90% for the second quarter of 2008.

Total interest expense for the three months ended June 30, 2009 decreased $211 thousand to $2.49 million as compared with $2.70 million for the three months ended June 30, 2008 primarily due to decreases in deposit rates. Average interest bearing liabilities were $391.8 million for the three months ended June 30, 2009 compared to $302.4 million for the three months ended June 30, 2008. The yield on average interest bearing liabilities was 2.55% for the second quarter of 2009 compared to 3.59% for the second quarter of 2008. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended June 30, 2009 was $3.22 million compared to net interest income of $2.35 million for the three months ended June 30, 2008. The improvement in net interest income for the three months ended June 30, 2009 is a result of growth in the loan and investment portfolios and significant decreases in the interest expense associated with deposits and other borrowed funds. The Bank’s net interest margin for the three months ended June 30, 2009 increased 20 basis points to 2.94% from 2.74% for the three months ended June 30, 2008, due to the current interest rate environment including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending which kept loan rates relatively level in relation to overall market rate reductions.

Total interest income for the six months ended June 30, 2009 increased $1.07 million to $11.08 million as compared with $10.01 million for the six months ended June 30, 2008 as a result of growth in the loan and investment portfolios. Average earning assets were $420.0 million for the six months ended June 30, 2009 compared to $337.1 million for the six months ended June 30, 2008. The yield on average earning assets was 5.35% for the six months ended June 30, 2009 compared to 5.97% for the six months ended June 30, 2008.

Total interest expense for the six months ended June 30, 2009 decreased $552 thousand to $5.13 million as compared with $5.68 million for the six months ended June 30, 2008 primarily due to decreases in deposit rates. Average interest bearing liabilities were $376.2 million for the six months ended June 30, 2009 compared to $296.3 million for the six months ended June 30, 2008. The yield on average interest bearing liabilities was 2.75% for the six months ended June 30, 2009 compared to 3.86% for the six months ended June 30, 2008. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the six months ended June 30, 2009 was $5.95 million compared to net interest income of $4.33 million for the six months ended June 30, 2008. The improvement in net interest income for the six months ended June 30, 2009 is a result of growth in the loan and investment portfolios and significant decreases in the interest expense associated with deposits and other borrowed funds. The Bank’s net interest margin for the six months ended June 30, 2009 increased 24 basis points to 2.82% from 2.58% for the six months ended June 30, 2008, due to the current interest rate environment including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending which kept loan rates relatively level in relation to overall market rate reductions.

Below is the table which sets forth average balances and corresponding yields for the three and six month periods ended June 30, 2009 and June 30, 2008:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,
	2009			2008

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Total loans	$330,547	$9,514	5.80%	$286,608	$8,805	6.18%
Investment securities - taxable	58,339	1,308	4.48%	49,494	1,195	4.86%
Investment securities - non-taxable	6,216	125	6.09%	-	-	-
Federal funds sold	13,514	17	0.25%	926	12	2.61%
Time deposits	9,338	116	2.51%	-	-	-
Interest bearing deposits with banks	1,994	1	0.10%	104	2	3.87%

TOTAL INTEREST EARNING ASSETS	419,948	11,081	5.35%	337,132	10,014	5.97%

Less allowance for loan losses	(3,067)			(2,577)
Other assets	11,911			8,941

TOTAL ASSETS	$428,792			$343,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$34,164	$221	1.30%	$39,624	$413	2.10%
Savings	134,883	1,395	2.09%	54,454	853	3.15%
Certificates of deposit	156,120	2,681	3.46%	158,761	3,596	4.55%
Securities sold under agreements to repurchase and other borrowings	51,073	832	3.29%	43,481	819	3.79%

TOTAL INTEREST BEARING LIABILITIES	376,240	5,129	2.75%	296,320	5,681	3.86%

Non-interest bearing demand deposits	17,435			14,502
Other liabilities	3,657			3,818
Stockholders' equity	31,460			28,857

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$428,792			$343,497

Net interest income		$5,952			$4,333
Net interest spread			2.60%			2.11%
Net interest margin			2.82%			2.58%

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2009			2008

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Total loans	$336,349	$4,843	5.78%	$294,540	$4,458	6.09%
Investment securities - taxable	60,659	681	4.49%	48,599	583	4.82%
Investment securities - non-taxable	10,456	106	6.11%	-	-	-
Federal funds sold	14,781	8	0.22%	631	3	1.91%
Time deposits	11,619	71	2.45%	-	-	-
Interest bearing deposits with banks	3,501	1	0.11%	111	1	2.98%

TOTAL INTEREST EARNING ASSETS	437,365	5,710	5.28%	343,881	5,045	5.90%

Less allowance for loan losses	(3,150)			(2,639)
Other assets	11,771			9,057

TOTAL ASSETS	$445,986			$350,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$34,698	$86	0.99%	$38,119	$175	1.85%
Savings	151,478	690	1.83%	62,761	462	2.96%
Certificates of deposit	155,255	1,304	3.37%	152,191	1,621	4.28%
Securities sold under agreements to repurchase and other borrowings	50,373	408	3.25%	49,359	441	3.59%

TOTAL INTEREST BEARING LIABILITIES	391,804	2,488	2.55%	302,430	2,699	3.59%

Non-interest bearing demand deposits	18,319			15,295
Other liabilities	3,826			3,590
Stockholders' equity	32,037			28,984

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$445,986			$350,299

Net interest income		$3,222			$2,346
Net interest spread			2.73%			2.31%
Net interest margin			2.94%			2.74%

Provision for Loan Losses

For the three and six months ended June 30, 2009, management has provided a provision for loan losses of $195 thousand and $367 thousand, as compared to the same periods ended June 30, 2008 of $192 thousand and $263 thousand, respectively. Interest in the amount of $15 thousand was charged off on one loan which was placed into non-accrual status in 2009. The allowance for loan losses is $3.3 million as of June 30, 2009, which is 0.96% of outstanding loans compared to $2.8 million or 0.90% of outstanding loans as of June 30, 2008. At December 31, 2008, the allowance for loan losses of $2.9 million represented 0.92% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	June 30,
	2009	2008
	(In Thousands)

Loans receivable at end of period	$340,820	$305,851

Allowance for loan losses:
Balance, beginning	$2,932	$2,503
Provision for loan losses	367	263
Loans charged off	(15)	-
Recoveries	-	-
Balance at end of period	$3,284	$2,766

Allowance for loan losses to loans receivable at end of period	0.96%	0.90%

Non-interest Income

Total non-interest income was $207 thousand for the three month period ended June 30, 2009 compared to $164 thousand for the same period in 2008. Total non-interest income was $393 thousand for the six month period ended June 30, 2009 compared to $320 thousand for the same period in 2008. The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $496 thousand or 25.4% from $1.95 million for the three months ended June 30, 2008 to $2.45 million for the same period ended June 30, 2009. The increase is due to: an increase of $97 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing, and salary adjustments; an increase of $81 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office and the new branch office; a $10 thousand increase in loan expenses; an increase of $237 thousand in FDIC insurance; an increase of $12 thousand in charitable contributions; an increase of $86 thousand in data processing expenses; and increase of $6 thousand in insurance; and an increase of $59 thousand in professional fees; offset by a decrease of $44 thousand in credit card expense; a decrease of $32 thousand in advertising; and a decrease of $16 thousand in other expenses.

Non-interest expenses increased $805 thousand or 20.7% from $3.89 million for the six months ended June 30, 2008 to $4.70 million for the same period ended June 30, 2009. The increase is due to: an increase of $176 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing, and salary adjustments; an increase of $91 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office and the new branch office; a $24 thousand increase in loan expenses; an increase of $354 thousand in FDIC insurance; an increase of $28 thousand in charitable contributions; an increase of $166 thousand in data processing expenses; and an increase of $57 thousand in professional fees; an increase of $12 thousand in insurance; and an increase of $6 thousand in other expenses, offset by a decrease of $107 thousand in credit card expense; and a decrease of $2 thousand in advertising.

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

The Bank's FDIC premium increased this quarter due primarily to a special assessment of five basis points, approximately $205 thousand, on the Bank's assets minus its Tier 1 Capital as of June 30, 2009, payable September 30, 2009.  The Bank also incurred an increase in the standard FDIC premium from 0.06% of total deposits in 2008 to 0.13% in 2009.  The Bank approximates its total annual premium to increase from $159 thousand in 2008 to $745 thousand in 2009.  The FDIC has announced the potential for an additional special assessment by year end, which is not included.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for current income taxes for three and six months ended June 30, 2009 totaled $234 thousand and $404 thousand, respectively, or 29.7% and 31.5%, respectively, of income before taxes. The provision for current income taxes for the three and six months ended June 30, 2008 totaled $127 thousand and $179 thousand, respectively.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. Agency securities, mortgage-backed securities issued by FHLMC or FNMA, Corporate Bonds, and Taxable and Non Taxable Municipal Bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2009. The bank did not make any investments in non-US Agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2009 were $69.9 million compared to securities of $54.3 million at December 31, 2008. The increase in the investment portfolio is the result of municipal bond and corporate bond purchases, offset by principal payments on U.S. Agency mortgage-backed securities. The carrying value of the securities portfolio as of June 30, 2009 includes a net unrealized gain of $1.7 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $1.5 million at December 31, 2008. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2008. No securities are deemed to be other than temporarily impaired.

Restricted investments in bank stock consists of Federal Home Loan Bank stock (FHLB) and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. The Company had $2,069,000 of FHLB stock as of June 30, 2009.

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

Management believes no impairment charge is necessary related to the FHLB as of June 30, 2009.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2009 increased $20.9 million to $337.5 million from $316.6 million at December 31, 2008. The loan to deposit ratio has decreased from 103.9% at December 31, 2008 to 93.32% at June 30, 2009. The Bank’s loan portfolio at June 30, 2009 was comprised of consumer loans of $154.0 million, an increase of $14.5 million from December 31, 2008, and commercial loans of $186.8 million, an increase of $7.2 million from December 31, 2008, before the allowance for loan losses and deferred costs. The Bank has not originated, nor does it intend to originate sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $352 thousand to $3.28 million at June 30, 2009 from $2.93 million at December 31, 2008. At June 30, 2009 and December 31, 2008, the allowance for loan losses represented 0.96% and 0.92% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

There was a recorded investment in impaired loans at June 30, 2009 of $546 thousand compared to none at December 31, 2008 and June 30, 2008. The June 30, 2009 impairment required an allowance for loan losses of $221 thousand. Non-performing loans were 0.16% and 0.00% of total loans at June 30, 2009 and 2008, respectively.

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $5 thousand from December 31, 2008 to June 30, 2009. This decrease is due primarily to depreciation expense on existing premises and equipment, offset by equipment purchases for the new branch.

Deposits

Total deposits at June 30, 2009 increased $57.3 million to $364.9 million from $307.6 million at December 31, 2008. Savings deposits increased by $58.2 million and demand deposits increased by $6.0 million, offset by time deposits which decreased by $6.9 million. The significant growth in savings deposits is attributed to successful promotions along with a shift of funds from time deposit accounts.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $26.1 million at June 30, 2009 resulting from strong deposit growth during the year, compared to $12.1 million at December 31, 2008.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At June 30, 2009, the Company had $69.9 million of available for sale securities. Securities with carrying values of approximately $42,314,000 and $34,752,000 at June 30, 2009 and December 31, 2008, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $192.4 million of which $19.9 million was outstanding in long-term loans at June 30, 2009. With respect to the long-term loans, $1.4 million mature in 2009, $9.1 million mature in 2010, $1.5 million mature in 2012, and $7.9 million mature in 2013. The Bank also has a line of credit with the FHLB of Pittsburgh and the Atlantic Central Bankers Bank of approximately $25.0 million and $6.0 million, respectively of which none was outstanding at June 30, 2009. All FHLB borrowings are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured.

The Company has a line of credit in the amount of $6 million with Univest National Bank and Trust Company, of which $4.2 million was outstanding at June 30, 2009. This line of credit is secured by 500,000 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Contractual Obligations

In July 2005, the Company entered into a ground lease agreement for a branch location on Cedar Crest Boulevard in Allentown, which commenced in 2007. In March 2009, the Company committed to a lease agreement for this fifth branch location which terminates the ground lease. The new lease is included in the minimum lease payment schedule. This branch was opened on July 20, 2009.

On March 13, 2009, the Company entered into a land lease agreement for a branch location on Corriere Road and Route 248 in Lower Nazareth Township. The agreement is contingent upon completing proper due diligence of the site, including title, survey, and environmental matters, planning and zoning approvals.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $60.4 million at June 30, 2009. The Company also has letters of credit outstanding of $2.8 million at June 30, 2009. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $31.5 million as of June 30, 2009, representing a net increase of $1.1 million from December 31, 2008. The increase in capital was a result of the net income of $878 thousand, the exercise of stock options of $81 thousand, and the increase in unrealized holding gains on available for sale securities of $137 thousand.

The following table provides a comparison of the Bank’s risk based capital ratios and leverage ratios (dollars in thousands):

	June 30, 2009	December 31, 2008
	(Dollars In Thousands)

Tier I, common stockholders' equity	$34,232	$30,705
Tier II, allowable portion of allowance for loan losses	3,284	2,932

Total capital	$37,516	$33,637

Tier I risk based capital ratio	10.9%	10.7%

Total risk based capital ratio	12.0%	11.7%

Tier I leverage ratio	7.7%	8.1%

At June 30, 2009, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

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

Item 4T – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2009, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on June 18, 2008.

At the meeting the proposal to approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 and to authorized 10,000,000 shares of blank check preferred stock, was approved by the votes indicated:

For	Against	Abstain
3,246,533	420,409	41,008

At the meeting the following nominees were elected as directors of the Company for three year terms by the votes indicated:

Name	For	Withheld
		Authority

John Englesson	3,067,957	105,201
Elmer Gates	3,957,994	15,735
M. Bernadette Holland	3,961,225	15,735

The audit committee’s proposal to approve the appointment of Beard Miller Company LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was approved by the stockholders as follows:

For	Against	Abstain
3,676,626	14,657	16,667

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 1 of Registrant’s Form 8-A filed on December 11, 2008).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
3.3	Articles of Amendment (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on June 19, 2009).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 14, 2009	By:	/s/ David M. Lobach Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 14, 2009	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary
and Chief Financial Officer