Form 10-Q
period 2009-09-30
Embassy Bancorp, Inc.
filed 2009-11-16
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 OR

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
Yes  ☐  No  ☐

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
Yes  ☐  No  ☐
Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
COMMON STOCK	($1 Par Value)	6,911,421
Number of shares outstanding as of October 31, 2009	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.
Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2009	2008
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$7,774	$8,459
Interest bearing demand deposit with bank	6,664	20
Federal funds sold	8,173	3,575

Cash and Cash Equivalents	22,611	12,054

Interest bearing time deposits	10,972	1,694
Securities available for sale	76,607	54,251
Restricted investment in bank stock	2,109	2,075
Loans receivable, net of allowance for loan losses of $3,479 in 2009; $2,932 in 2008	344,778	316,648
Premises and equipment, net of accumulated depreciation	2,532	2,231
Deferred income taxes	76	335
Accrued interest receivable	1,590	1,197
Other assets	641	598

Total Assets	$461,916	$391,083

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$20,635	$16,194
Interest bearing	352,014	291,376

Total Deposits	372,649	307,570

Securities sold under agreements to repurchase and federal funds purchased	28,134	26,019
Long-term borrowings	24,134	23,162
Accrued interest payable	2,196	2,563
Other liabilities	1,500	1,398

Total Liabilities	428,613	360,712

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares; 2009 issued 6,911,774 shares; outstanding 6,911,421 shares; 2008 issued 6,890,742 shares, outstanding 6,890,389 shares	6,912	6,891
Surplus	22,847	22,787
Accumulated earnings (deficit)	1,502	(278)
Accumulated other comprehensive income	2,045	974
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	33,303	30,371

Total Liabilities and Stockholders' Equity	$461,916	$391,083

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)

Loans receivable, including fees	$4,987	$4,729	$14,501	$13,534
Securities, taxable	661	560	1,969	1,755
Securities, non-taxable	149	-	274	-
Federal funds sold and other	10	6	27	20
Interest on time deposits	59	-	176	-
Total Interest Income	5,866	5,295	16,947	15,309

INTEREST EXPENSE

Deposits	1,784	2,169	6,081	7,031
Securities sold under agreements to repurchase and federal funds purchased	111	168	407	472
Short-term borrowings	-	148	17	372
Long-term borrowings	284	185	803	476
Total Interest Expense	2,179	2,670	7,308	8,351

Net Interest Income	3,687	2,625	9,639	6,958

PROVISION FOR LOAN LOSSES	195	86	562	349

Net Interest Income after
Provision for Loan Losses	3,492	2,539	9,077	6,609

OTHER INCOME

Credit card processing fees	139	97	383	274
Other service fees	76	70	225	213
Loss on retirement of fixed assets	(5)	-	(5)	-
Total Other Income	210	167	603	487

OTHER EXPENSES

Salaries and employee benefits	1,056	929	3,075	2,772
Occupancy and equipment	431	306	1,134	918
Data processing	174	159	511	490
Credit card processing	128	92	352	263
Advertising and promotion	130	125	365	362
Professional fees	96	77	317	241
FDIC insurance	139	48	585	140
Insurance	12	12	35	23
Loan department	27	18	94	61
Charitable contributions	65	52	218	176
Other	150	158	418	421
Total Other Expenses	2,408	1,976	7,104	5,867

Income before Income Taxes	1,294	730	2,576	1,229

INCOME TAX EXPENSE	392	257	796	436

Net Income	$902	$473	$1,780	$793

BASIC EARNINGS PER SHARE	$0.13	$0.07	$0.26	$0.12

DILUTED EARNINGS PER SHARE	$0.12	$0.06	$0.24	$0.11

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2009 and 2008

	Common Stock	Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2007	6,886	22,775	(1,464)	76	-	28,273

Comprehensive income:
Net income	-	-	793	-	-	793
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	203	-	203

Total Comprehensive Income						996

Exercise of stock options, 4,827 shares	5	12	-	-	-	17

BALANCE - SEPTEMBER 30, 2008	$6,891	$22,787	$(671)	$279	$-	$29,286

BALANCE - DECEMBER 31, 2008	6,891	22,787	(278)	974	(3)	30,371

Comprehensive income:
Net income	-	-	1,780	-	-	1,780
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	1,071	-	1,071

Total Comprehensive Income						2,851

Exercise of stock options, 21,032 shares	21	60	-	-	-	81

BALANCE - SEPTEMBER 30, 2009	$6,912	$22,847	$1,502	$2,045	$(3)	$33,303

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,780	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	562	349
Amortization of deferred loan costs	116	130
Depreciation and amortization	336	303
Net amortization (accretion) of investment security premiums and discounts	33	(35)
(Increase) decrease in deferred income taxes	(292)	423
(Increase) decrease in accrued interest receivable	(393)	68
Increase in other assets	(43)	(63)
Decrease in accrued interest payable	(367)	(1,536)
Increase in other liabilities	102	229

Net Cash Provided by Operating Activities	1,834	661

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(29,748)	-
Maturities, calls and principal repayments of securities available for sale	8,981	6,512
Net increase in loans	(28,808)	(38,605)
Increase in restricted investment in bank stock	(34)	(1,091)
Net purchases of interest bearing time deposits	(9,278)	-
Purchases of premises and equipment	(637)	(129)

Net Cash Used in Investing Activities	(59,524)	(33,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	65,079	18,402
Net increase in securities sold under agreements to repurchase and federal funds purchased	2,115	5,533
Decrease in short-term borrowed funds	-	5,664
Proceeds from long-term borrowed funds	5,650	8,089
Payment of long-term borrowed funds	(4,678)	-
Proceeds from the exercise of stock options	81	17

Net Cash Provided by Financing Activities	68,247	37,705

Net Increase in Cash and Cash Equivalents	10,557	5,053

CASH AND CASH EQUIVALENTS - BEGINNING	12,054	3,362

CASH AND CASH EQUIVALENTS - ENDING	$22,611	$8,415

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$7,675	$9,887

Income taxes paid	$956	$14

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (US GAAP) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008, included in the Form 10-K of Embassy Bancorp, Inc. filed with the Securities and Exchange Commission (SEC).

Effective April 1, 2009, the Company adopted ASC Topic 855, Subsequent Events. This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2009 through November 13, 2009, the date these consolidated financial statements were issued.

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

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 3 – Stockholder’s Equity

On November 11, 2008, the Company consummated its acquisition of Embassy Bank For The Lehigh Valley pursuant to a Plan of Merger and Reorganization dated April 18, 2008, pursuant to which the Bank was reorganized into a bank holding company structure. At the effective time of the reorganization, each share of common stock of Embassy Bank For The Lehigh Valley issued and outstanding was automatically converted into one share of Company common stock. The issuance of Company common stock in connection with the reorganization was exempt from registration pursuant to Section 3(a)(12) of the Securities Act of 1933, as amended.

Note 4 – Comprehensive Income

The only other comprehensive income item that the Company presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Unrealized holding gains on securities available for sale	$1,415	$532	$1,622	$308
Less: Reclassification adjustment for realized gains (losses)	-	-	-	-
	1,415	532	1,622	308
Tax effect	(481)	(181)	(551)	(105)
Net unrealized gains	$934	$351	$1,071	$203

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars In Thousands, except per share data)		(Dollars In Thousands, except per share data)

Net income	$902	$473	$1,780	$793

Weighted average shares outstanding	6,912	6,891	6,902	6,888
Dilutive effect of potential common shares, stock options	363	431	372	438

Diluted weighted average common shares outstanding	7,275	7,322	7,274	7,326
Basic earnings per share	$0.13	$0.07	$0.26	$0.12
Diluted earnings per share	$0.12	$0.06	$0.24	$0.11

Stock options for 73,339 and 76,514 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008, respectively because they are not dilutive.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3,178,000 of standby letters of credit outstanding as of September 30, 2009. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3,050,000. The current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank (FHLB) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2009, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $180.2 million of which $18.5 million was outstanding in long-term loans. There were no short-term advances outstanding at September 30, 2009. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank of approximately $6.0 million of which none was outstanding at September 30, 2009. Advances from this line are unsecured.

The Company has a line of credit with Univest National Bank and Trust Company totaling $6.0 million. As of September 30, 2009 the outstanding balance was $5.7 million. Advances from this line of credit are secured by 500,000 shares of Embassy Bank for the Lehigh Valley common stock. Interest on the borrowing is a fixed rate of 7.5%. The loan matures in November 2013. Under the terms of the loan agreement, the Bank is required to remain well capitalized under applicable federal banking regulations.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8 – Securities Available For Sale

At September 30, 2009 and December 31, 2008, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2009:
U.S. Government agencies	$16,592	$594	$(1)	$17,185
Municipal bonds	25,781	1,133	(81)	26,833
Mortgage-backed securities	27,346	1,223	-	28,569
Corporate Bonds	3,789	231	-	4,020
Total	$73,508	$3,181	$(82)	$76,607

December 31, 2008:
U.S. Government agencies	$10,967	$730	$-	$11,967
Municipal bonds	5,485	26	(65)	5,446
Mortgage-backed securities	36,322	800	(14)	37,108
Total	$52,774	$1,556	$(79)	$54,251

The amortized cost and fair value of securities as of September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$4,997	$5,161
Due after one year through five years	18,548	19,135
Due after five years through ten years	4,509	4,674
Due after ten years	18,108	19,068
	46,162	48,038

Mortgage-backed securities	27,346	28,569
	$73,508	$76,607

There were no sales of securities for the nine months ended September 30, 2009 or for the year ended December 31, 2008.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8 – Securities Available For Sale (Continued)

Securities with a carrying value of $46.1 million and $34.8 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009:

U.S. Government agencies	$2,024	$(1)	$-	$-	$2,024	$(1)
Taxable municipal bonds	2,096	(81)	-	-	$2,096	$(81)
	$4,120	$(82)	$-	$-	$4,120	$(82)

December 31, 2009:

Taxable municipal bonds	$2,346	$(65)	$-	$-	$2,346	$(65)
Mortgage-backed securities	3,719	(14)	-	-	$3,719	$(14)
	$6,065	$(79)	$-	$-	$6,065	$(79)

The Company had 6 securities in an unrealized loss position at September 30, 2009. Unrealized losses detailed above relate to U.S. Government agency, taxable municipal and mortgage-backed securities and the decline in fair value is due only to interest rate fluctuations. As of September 30, 2009, the Company does not intend to sell or more likely than not, be required to sell, such securities. None of the individual unrealized losses are significant.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the ASC Topic 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of September 30, 2009 the Company has the intent and ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

Note 9 – Restricted Investment in Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2009 and December 31, 2008, our FHLB stock totaled $2.1 million and $2.0 million, respectively.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three and nine months ended September 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 10 – Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

Financial Accounting Standards Board (“FASB”) guidance is contained in ASC Topic 860, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This topic applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted this topic effective for its fiscal years beginning January 1, 2008.

ASC Topic 320, Effective Date of ASC Topic 860 delays the effective date of ASC Topic 860 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of ASC Topic 860 in 2008 and began to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued ASC Topic 820, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, to clarify the application of the provisions of ASC Topic 860 in an inactive market and how an entity would determine fair value in an inactive market. The adoption of ASC Topic 860 and ASC Topic 820 had no impact on the amounts reported in the consolidated financial statements.

ASC Topic 860 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 860 are as follows:

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

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 10 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)

September 30, 2009 Securities available for sale	$76,607	$-	$76,607	$-
December 31, 2008 Securities available for sale	$54,251	$-	$54,251	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
September 30, 2009 Impaired loans	$763	$-	$-	$763
December 31, 2008 Impaired loans	$-	$-	$-	$-

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009:

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

Note 10 – Fair Value Measurements (Continued)

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2009 the fair value consists of the loan balances of $854,000, with an associated valuation allowance of $231,000.

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

Note 10 – Fair Value Measurements (Continued)

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2009 (in thousands):

	September 30, 2009
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$22,611	$22,611
Interest bearing time deposits	10,972	11,156
Securities available-for-sale	76,607	76,607
Loans receivable, net of allowance	344,778	349,531
Restricted investments in bank stock	2,109	2,109
Accrued interest receivable	1,590	1,590

Financial liabilities:
Deposits	372,649	368,750
Long-term borrowings	24,134	24,666
Accrued interest payable	2,196	2,196

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 11 – New Accounting Standards

ASC Topic 105

In June 2009, the FASB issued ASC Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This topic replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. This topic is effective for interim and annual periods ending after September 15, 2009. This guidance had no impact on the Company’s consolidated financial statements upon adoption.  Authoritative pronouncements included in this report have been updated with the new codification notations.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166 (this statement is not yet codified), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167 (this statement is not yet codified), Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2009-05

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 11 – New Accounting Standards (Continued)

A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset.

b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

c. Another valuation technique that is consistent with the principles of Topic 820.

Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2009-12

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  The amendments within ASU 2009-12:

•
Create a practical expedient to measure the fair value of an investment in the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date.

•
Require disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.

•
Improve financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.

•
Improve transparency by requiring additional disclosures about investments in the scope of the amendments in this ASU to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net asset value per share.

The ASU is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 11 – New Accounting Standards (Continued)

ASU 2009-13

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements -  a consensus of the FASB Emerging Issues Task Force (ASC 605).  The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 also:

•	Provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.

•
Requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price.

•	Eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.

ASU 2009-13 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this Update on a retrospective basis. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2009-14

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force.  The objective of ASU 2009-14 is to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. This Update removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.

ASU 2009-14 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this Update on a retrospective basis. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2009-15

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  The ASU amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.

The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

See notes to consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets grew $70.8 million from $391.1 million at December 31, 2008 to $461.9 million at September 30, 2009 due to purchasing of short and long term investment securities and loan growth, which were funded through strong deposit growth.

Net income for the three months ended September 30, 2009 was $902 thousand compared to a net income for the three months ended September 30, 2008 of $473 thousand. Net income for the nine months ended September 30, 2009 was $1.78 million compared to a net income for the nine months ended September 30, 2008 of $793 thousand. Due to the current interest rate environment, the cost of deposits has decreased. Furthermore, due to the current competitive nature of lending, loan yields have decreased as well. Loan yields, however, have decreased at a slower pace than the cost of deposits. The result has been an increase in the net interest margins as compared to 2008. Net income is anticipated to increase as the Bank increases its deposit base and generates additional loan volume. Additional branch locations would be expected to add expenses which over time should be offset by the increase in net interest income generated by branch activities.

On November 6, 2001, the commencement date of operations, the Company opened its main office in Bethlehem at 100 Gateway Drive, Hanover Township, Northampton County. As of September 30, 2009, the branch had $187.3 million in deposits and $242.0 million in total loans outstanding.

On May 3, 2005, the Company opened its first branch in Allentown at 4148 West Tilghman Street, South Whitehall Township, Lehigh County. At September 30, 2009, the branch had $97.9 million in deposits and $63.9 million in total loans outstanding.

On September 7, 2006, the Company opened its second branch in Bethlehem at 925 West Broad Street, City of Bethlehem, Lehigh County. At September 30, 2009, the branch had $35.2 million in deposits and $18.2 million in total loans outstanding.

On April 2, 2007, the Company opened its third branch in Trexlertown at 6379 Hamilton Boulevard, Lower Macungie Township, Lehigh County. At September 30, 2009, the branch had $47.9 million in deposits and $22.0 million in total loans outstanding.

On July 20, 2009, the Company opened its fourth branch in Allentown at 1142 South Cedar Crest Boulevard, Salisbury Township, Lehigh County. At September 30, 2009, the branch had $4.5 million in deposits and $2.2 million in total loans outstanding.

On September 21, 2009, the Company opened its fifth branch in Bethlehem at 3495 Route 378, Upper Saucon Township, Northampton County. At September 30, 2009, the branch had $0.5 million in deposits.

On October 26, 2009, the Company entered into a lease agreement and assignment of ground lease for a branch location on Corriere Road and Route 248 in Lower Nazareth Township, Northampton County, which is expected to open in 2010. The agreement is contingent upon completing proper due diligence of the site, including title, survey, and environmental matters, planning and zoning approvals.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2009 increased $571 thousand to $5.87 million as compared with $5.30 million for the three months ended September 30, 2008 as a result of growth in the loan and investment portfolios. Average earning assets were $445.6 million for the three months ended September 30, 2009 compared to $358.1 million for the three months ended September 30, 2008. The yield on average earning assets was 5.29% for the third quarter of 2009 compared to 5.88% for the third quarter of 2008.

Total interest expense for the three months ended September 30, 2009 decreased $491 thousand to $2.18 million as compared with $2.67 million for the three months ended September 30, 2008 primarily due to decreases in deposit rates. Average interest bearing liabilities were $398.7 million for the three months ended September 30, 2009 compared to $316.9 million for the three months ended September 30, 2008. The yield on average interest bearing liabilities was 2.17% for the third quarter of 2009 compared to 3.35% for the third quarter of 2008. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended September 30, 2009 was $3.69 million compared to net interest income of $2.63 million for the three months ended September 30, 2008. The improvement in net interest income for the three months ended September 30, 2009 is a result of growth in the loan and investment portfolios and significant decreases in the interest expense associated with deposits and other borrowed funds. The Company’s net interest margin for the three months ended September 30, 2009 increased 36 basis points to 3.29% from 2.93% for the three months ended September 30, 2008, due to the current interest rate environment including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending which kept loan rates relatively level in relation to overall market rate reductions.

Total interest income for the nine months ended September 30, 2009 increased $1.64 million to $16.95 million as compared with $15.31 million for the nine months ended September 30, 2008 as a result of growth in the loan and investment portfolios. Average earning assets were $428.6 million for the nine months ended September 30, 2009 compared to $344.2 million for the nine months ended September 30, 2008. The yield on average earning assets was 5.33% for the nine months ended September 30, 2009 compared to 5.94% for the nine months ended September 30, 2008.

Total interest expense for the nine months ended September 30, 2009 decreased $1.04 million to $7.31 million as compared with $8.35 million for the nine months ended September 30, 2008 primarily due to decreases in deposit rates. Average interest bearing liabilities were $383.8 million for the nine months ended September 30, 2009 compared to $303.2 million for the nine months ended September 30, 2008. The yield on average interest bearing liabilities was 2.55% for the nine months ended September 30, 2009 compared to 3.68% for the nine months ended September 30, 2008. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the nine months ended September 30, 2009 was $9.64 million compared to net interest income of $6.96 million for the nine months ended September 30, 2008. The improvement in net interest income for the nine months ended September 30, 2009 is a result of growth in the loan and investment portfolios and significant decreases in the interest expense associated with deposits and other borrowed funds. The Company’s net interest margin for the nine months ended September 30, 2009 increased 29 basis points to 2.99% from 2.70 % for the nine months ended September 30, 2008, due to the current interest rate environment including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending which kept loan rates relatively level in relation to overall market rate reductions.

Below is the table which sets forth average balances and corresponding yields for the three and nine month periods ended September 30, 2009 and September 30, 2008:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,
	2009			2008

	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield
	(Dollars In Thousands)
ASSETS
Total loans	$335,449	$14,501	5.78%	$294,663	$13,534	6.13%
Investment securities - taxable	59,037	1,969	4.45%	48,486	1,755	4.83%
Investment securities - non-taxable	9,084	274	6.09%	-	-	-
Federal funds sold	12,407	24	0.26%	969	18	2.48%
Time deposits	9,736	176	2.42%	-	-	-
Interest bearing deposits with banks	2,854	3	0.14%	71	2	3.76%

TOTAL INTEREST EARNING ASSETS	428,567	16,947	5.33%	344,189	15,309	5.94%

Less allowance for loan losses	(3,163)			(2,650)
Other assets	12,203			9,079

TOTAL ASSETS	$437,607			$350,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$34,310	$288	1.12%	$37,575	$565	2.01%
Savings	147,717	2,051	1.86%	64,876	1,494	3.08%
Certificates of deposit	151,179	3,742	3.31%	153,167	4,972	4.34%
Securities sold under agreements to repurchase and other borrowings	50,593	1,227	3.24%	47,609	1,320	3.70%

TOTAL INTEREST BEARING LIABILITIES	383,799	7,308	2.55%	303,227	8,351	3.68%

Non-interest bearing demand deposits	17,990			14,790
Other liabilities	3,645			3,715
Stockholders' equity	32,173			28,886

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$437,607			$350,618

Net interest income		$9,639			$6,958
Net interest spread			2.78%			2.26%
Net interest margin			2.99%			2.70%

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2009			2008

	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield
	(Dollars In Thousands)
ASSETS
Total loans	$345,089	$4,987	5.73%	$310,599	$4,729	6.04%
Investment securities - taxable	60,472	661	4.37%	46,491	560	4.79%
Investment securities - non-taxable	14,726	149	6.05%	-	-	-
Federal funds sold	10,229	8	0.31%	1,052	6	2.27%
Time deposits	10,519	59	2.23%	-	-	-
Interest bearing deposits with banks	4,560	2	0.17%	7	-	2.10%

TOTAL INTEREST EARNING ASSETS	445,595	5,866	5.29%	358,149	5,295	5.88%

Less allowance for loan losses	(3,352)			(2,794)
Other assets	12,789			9,351

TOTAL ASSETS	$455,032			$364,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$34,598	$67	0.77%	$33,523	$152	1.80%
Savings	172,968	656	1.50%	85,494	641	2.98%
Certificates of deposit	141,458	1,061	2.98%	142,099	1,376	3.85%
Securities sold under agreements to repurchase and other borrowings	49,667	395	3.16%	55,774	501	3.57%

TOTAL INTEREST BEARING LIABILITIES	398,691	2,179	2.17%	316,890	2,670	3.35%

Non-interest bearing demand deposits	19,080			15,359
Other liabilities	3,673			3,513
Stockholders' equity	33,588			28,944

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$455,032			$364,706

Net interest income		$3,687			$2,625
Net interest spread			3.12%			2.53%
Net interest margin			3.29%			2.93%

Provision for Loan Losses

For the three and nine months ended September 30, 2009, management has provided a provision for loan losses of $195 thousand and $562 thousand, as compared to the same periods ended September 30, 2008 of $86 thousand and $349 thousand, respectively. Interest in the amount of $15 thousand was charged off on one loan which was placed into non-accrual status in 2009. The allowance for loan losses is $3.5 million as of September 30, 2009, which is 1.0% of outstanding loans compared to $2.9 million or 0.90% of outstanding loans as of September 30, 2008. At December 31, 2008, the allowance for loan losses of $2.9 million represented 0.92% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	September 30,
	2009	2008
	(In Thousands)

Loans receivable at end of period	$348,257	$315,291

Allowance for loan losses:
Balance, beginning	$2,932	$2,503
Provision for loan losses	562	349
Loans charged off	(15)	-
Recoveries	-	-
Balance at end of period	$3,479	$2,852

Allowance for loan losses to loans receivable at end of year	1.00%	0.90%

Non-interest Income

Total non-interest income was $210 thousand for the three month period ended September 30, 2009 compared to $167 thousand for the same period in 2008. Total non-interest income was $603 thousand for the nine month period ended September 30, 2009 compared to $487 thousand for the same period in 2008. The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $432 thousand or 21.9% from $1.98 million for the three months ended September 30, 2008 to $2.41 million for the same period ended September 30, 2009. The increase is due to: an increase of $127 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing, and salary adjustments; an increase of $125 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office and the new branch offices; an increase of $15 thousand in data processing expenses; an increase of $36 thousand in credit card expense; an increase of $5 thousand in advertising; an increase of $19 thousand in professional fees; an increase of $91 thousand in FDIC insurance; a $9 thousand increase in loan expenses; and an increase of $13 thousand in charitable contributions; offset by a decrease of $8 thousand in other expenses.

Non-interest expenses increased $1,237 thousand or 21.1% from $5.87 million for the nine months ended September 30, 2008 to $7.10 million for the same period ended September 30, 2009. The increase is due to: an increase of $303 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing, and salary adjustments; an increase of $216 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office and the new branch offices; an increase of $21 thousand in data processing expenses; an increase of $89 thousand in credit card expense; an increase of $3 thousand in advertising; an increase of $76 thousand in professional fees; an increase of $445 thousand in FDIC insurance; a $12 thousand increase in insurance; a $33 thousand increase in loan expenses; and an increase of $42 thousand in charitable contributions; offset by a decrease of $3 thousand in other expenses.

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

The Bank's FDIC premium increased due primarily to a special assessment of five basis points, $209 thousand, on the Bank's assets minus its Tier 1 Capital as of June 30, 2009, payable September 30, 2009.  The Bank also incurred an increase in the standard FDIC premium from 0.06% of total deposits in 2008 to 0.13% in 2009.  The Bank approximates its total annual premium to increase from $159 thousand in 2008 to $706 thousand in 2009.  The FDIC has announced a plan for financial institutions to prepay the FDIC premium for a period of three years, as well as increase premiums by three basis points beginning January 1, 2011.  The Bank estimates the prepayment amount to be $1.8 million.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for three and nine months ended September 30, 2009 totaled $392 thousand and $796 thousand, respectively, or 30.3% and 30.9%, respectively, of income before taxes. The provision for income taxes for the three and nine months ended September 30, 2008 totaled $257 thousand and $436 thousand, or 35.2% and 35.5%, respectively.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. Agency securities, mortgage-backed securities issued by FHLMC or FNMA, Corporate Bonds, and Taxable and Non Taxable Municipal Bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2009. The bank did not make any investments in non-US Agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2009 were $76.6 million compared to securities of $54.3 million at December 31, 2008. The increase in the investment portfolio is the result of municipal bond and corporate bond purchases, offset by principal payments on U.S. Agency mortgage-backed securities. The carrying value of the securities portfolio as of September 30, 2009 includes a net unrealized gain of $3.1 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $1.5 million at December 31, 2008. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2008. No securities are deemed to be other than temporarily impaired.

Restricted investments in bank stock consists of Federal Home Loan Bank stock (FHLB) and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost.  The Company had $2,069,000 of FHLB stock and $40,000 of ACBB stock as of September 30, 2009.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with ASC Topic 942, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.” Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of September 30, 2009.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2009 increased $28.2 million to $344.8 million from $316.6 million at December 31, 2008. The loan to deposit ratio has decreased from 103.9% at December 31, 2008 to 93.5% at September 30, 2009. The Bank’s loan portfolio at September 30, 2009 was comprised of consumer loans of $158.7 million, an increase of $19.3 million from December 31, 2008, and commercial loans of $189.5 million, an increase of $9.6 million from December 31, 2008, before the allowance for loan losses and deferred costs. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $547 thousand to $3.48 million at September 30, 2009 from $2.93 million at December 31, 2008. At September 30, 2009 and December 31, 2008, the allowance for loan losses represented 1.0% and 0.92% respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

There was a recorded investment in impaired loans at September 30, 2009 of $994 thousand compared to none at December 31, 2008 and September 30, 2008. The September 30, 2009 impairment required an allowance for loan losses of $231 thousand. Non-performing loans were 0.29% and 0.00% of total loans at September 30, 2009 and 2008, respectively.

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $301 thousand from December 31, 2008 to September 30, 2009. This increase is due primarily premises and equipment additions for the new branch offices.

Deposits

Total deposits at September 30, 2009 increased $65.0 million to $372.6 million from $307.6 million at December 31, 2008. Savings deposits increased by $80.2 million and demand deposits increased by $8.1 million, offset by time deposits which decreased by $23.3 million. The significant growth in savings deposits is attributed to successful promotions along with a shift of funds from time deposit accounts.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $22.6 million at September 30, 2009 resulting from strong deposit growth during the year, compared to $12.1 million at December 31, 2008.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2009, the Company had $76.6 million of available for sale securities. Securities with carrying values of approximately $46,054,000 and $34,752,000 at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $180.2 million of which $18.5 million was outstanding in long-term loans at September 30, 2009. With respect to the long-term loans, $9.1 million mature in 2010, $1.5 million mature in 2012, and $7.9 million mature in 2013. The Bank also has a line of credit with the FHLB of Pittsburgh and the Atlantic Central Bankers Bank of approximately $25.0 million and $6.0 million, respectively of which none was outstanding at September 30, 2009. All FHLB borrowings are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured.

The Company has a line of credit in the amount of $6 million with Univest National Bank and Trust Company, of which $5.7 million was outstanding at September 30, 2009. This line of credit is secured by 500,000 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Contractual Obligations

On October 26, 2009, the Company entered into a lease agreement for a branch location on Corriere Road and Route 248 in Lower Nazareth Township, Northampton County. The agreement is contingent upon completing proper due diligence of the site, including title, survey, and environmental matters, planning and zoning approvals.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $50.7 million at September 30, 2009. The Company also has letters of credit outstanding of $3.2 million at September 30, 2009. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $33.3 million as of September 30, 2009, representing a net increase of $2.9 million from December 31, 2008. The increase in capital was a result of the net income of $1.8 million, the exercise of stock options of $81 thousand, and the increase in unrealized holding gains on available for sale securities of $1.1 million.

The following table provides a comparison of the Bank’s risk based capital ratios and leverage ratios (dollars in thousands):

	September 30, 2009	December 31, 2008
	(Dollars In Thousands)

Tier I, common stockholders' equity	$36,433	$30,705
Tier II, allowable portion of allowance for loan losses	3,479	2,932

Total capital	$39,912	$33,637

Tier I risk based capital ratio	11.5%	10.7%

Total risk based capital ratio	12.6%	11.7%

Tier I leverage ratio	8.0%	8.1%

At September 30, 2009, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

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

Item 4T – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2009, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 1 of Registrant’s Form 8-A filed on December 11, 2008).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
3.3	Articles of Amendment (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on June 19, 2009).
10.1	Assignment, Assumption and Modification of Ground Lease dated October 26, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, Northampton County, PA.
10.2	Commercial Lease Agreement dated October 26, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, Northampton County, PA.
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 13, 2009	By:	/s/ David M. Lobach Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 13, 2009	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary
and Chief Financial Officer