Form 10-K
period 2009-12-31
Embassy Bancorp, Inc.
filed 2010-03-31
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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
Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2009, the registrant’s most recently completed second fiscal quarter, was $34,812,790.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
COMMON STOCK
Number of shares outstanding as of March 25, 2010	($1 Par Value)	6,940,310
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

The Company is currently in the process of forming a subsidiary named Embassy Holding LLC, for the purpose of holding “Other Real Estate Owned,” which may be acquired in the normal course of business related to the Bank’s loan portfolio.

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

Loans

The loan portfolio of the Company consists primarily of fixed-rate  and variable-rate loans, with a significant concentration in commercial-purpose transactions and consumer home equity loans. While most credit facilities are appropriately collateralized, major emphasis is placed upon the financial condition of the borrower and evaluating the borrower’s cash flow versus debt service requirements. The Company has an experienced lending team. The familiarity of the Company’s experienced management team and members of the Company’s Loan Committee with prospective local borrowers enables the Company to better evaluate the character, integrity and creditworthiness of the prospective borrowers.

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
Escrow Management Services

Fee Income

Fee income is non-interest related. The Company earns fee income by charging customers for banking services, credit card and merchant processing, treasurer’s checks, overdrafts, wire transfers, bond coupon redemptions, check orders as well as other deposit and loan related fees.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The Company had its last CRA compliance examination in 2009 and received a “satisfactory” rating.

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

Bank Premises

The Company leases 7,747 square feet of space on the ground floor of a commercial office building located at 100 Gateway Drive, Hanover Township, Pennsylvania. This location is on Route 512, approximately one block North of Route 22, adjacent to the existing Best Western/Hampton Inn Complex. The Company has improved the interior of the leased premises for its use including the construction of a vault, teller cabinets, drive-in window unit, an automated teller machine, night depository, executive offices, lobby, exterior signing and the like. The initial term of the lease is for ten (10) years at a monthly base rent of $13,045.00 for the initial three (3) years and increasing by 3% each year thereafter. The Company has an option to renew this lease for five additional five-year (5) periods.

In November 2002, an investment group comprised of certain members of the Board of Directors of the Company and its executive officers agreed to purchase the office building in which the Company’s offices are located.  The former owner of the building is unrelated to the Company or any of the members of the investment group. The building was purchased subject to all outstanding leases, including the Company’s lease described above. The lease terms for the Company’s lease were negotiated at arm’s length with the former owner in 2001.

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

In July 2005, the Company entered into a ground lease agreement for a branch location on S. Cedar Crest Boulevard in Allentown. The ground lease commenced in 2007. In March 2009, the Company committed to a lease agreement which terminates the ground lease agreement.  This office occupies approximately 2,400 square feet of space at a beginning base rent of $15,334.00 per month or $76.67 per square foot.  The branch opened in July 2009.

In October 2005, the Company entered into a lease for a branch office on Hamilton Boulevard in Trexlertown. This office occupies approximately 4,000 square feet of space at a beginning base rent of $8,333.33 per month or $25.00 per square foot per year. The lease commenced in January 2007 and the branch opened in April 2007.

In March 2006, the Company entered into a lease for a branch office on West Broad St. in Bethlehem, a property owned and to be leased from a director of the Company. The Company leases approximately 2,918 square feet of space at a beginning base rent of $3,750.00 per month or $15.42 per square foot per year.  The Company believes the lease terms are comparable to those which would be entered into with an unrelated party. The lease commenced and the branch opened in September 2006.

In June 2008, the Company entered into a lease for a branch location on Route 378 in Lower Saucon Township. This office occupies approximately 2,500 square feet of space at a beginning base rent of $13,575.00 per month or $65.16 per square foot.  The lease commenced August 2009 and the branch opened in September 2009.

In December 2008, the Company entered into a ground lease agreement for a branch location on Corriere Road and Route 248 in Lower Nazareth Township. In October 2009, the Company committed to a lease agreement which terminates the ground lease agreement.  The office occupies approximately 2,500 square feet of space at a beginning base rent of $13,785.00 or $66.17 per square foot.  The lease commenced March 2010 and the branch is expected to open in the second quarter of 2010.

The Company pays certain additional expenses of occupying these spaces including, but not necessarily limited to, real estate taxes, insurance, utilities and repairs. The Company is obligated under the leases to maintain the premises in good order, condition and repair.

Employees

As of December 31, 2009, the Company had a total of 59 employees of which 53 were full-time employees.

Competition

The banking business is highly competitive. The Company competes with local banks as well as numerous regionally based commercial banks, most of which have assets, capital and lending limits larger than those of the Company. The Company competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities. The industry competes primarily in the area of interest rates, products offered, customer service and convenience.

Among the advantages many of the Company’s competitors have over the Company are larger asset and capital bases, the ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Larger companies have market presence in the form of more branch offices. The Company’s growth in number of offices has improved its ability to compete in the market. The Company believes it is able to compete with the market in terms of interest rate and level of customer service, as reflected in growth in market share. Many competitors offer certain services such as trust services and international banking that will not be offered directly by the Company and, by virtue of their greater capital, most competitors will have substantially higher lending limits than those of the Company.

Segments

The Company acts as an independent community financial services provider; and offers traditional banking and related financial services to individual, business and government customers. The Company offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and home equity loans; and the providing of other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between commercial and retail operations of the Company. As such, discrete financial information is not available and segment reporting would not be meaningful.

Seasonality

Management does not feel that the deposits, loans, or the business of the Company are seasonal in nature. Deposit and loan generation may, however, vary with local and national economic and market conditions but should not have a material effect on planning and policy making.

Supervision and Regulation

We are subject to extensive regulation under federal and Pennsylvania banking laws, regulations and policies, including prescribed standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extensions of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, impaired assets and loan-to-value ratios. The bank regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking systems as a whole, and not for the protection of security holders.

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies their subsidiaries and provides certain specific information about us and our subsidiaries. It does not describe all of the provisions of the statutes, regulations and policies that are identified. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

Bank Holding Company Regulation

As a bank holding company, the Company is subject to regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. We are required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Company may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities.

A bank holding company and its subsidiaries are subject to certain restrictions imposed by the BHC Act on any extensions of credit to the bank or any of its subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the “source of strength” doctrine.

The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

The Company currently meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement. Accordingly, the Company is currently exempt from regulatory capital requirements administered by the federal banking agencies.

Regulation of Embassy Bank for the Lehigh Valley

Embassy Bank for the Lehigh Valley is a Pennsylvania-chartered banking institution and is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations.

Dividend Restrictions

Embassy Bancorp, Inc. is a legal entity separate and distinct from the Bank. Declaration and payment of cash dividends depends upon cash dividend payments to the Company by the Bank, which is our primary source of revenue and cash flow. Accordingly, the right of the Company, and consequently the right of our creditors and shareholders, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Company in its capacity as a creditor may be recognized.

As a state chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. See Note 16 to the consolidated financial statements included at Item 8 of this Report.

The payment of dividends by the Bank and the Company may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

Capital Adequacy and Operations

In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. FDICIA contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions’ primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.

FDICIA establishes five capital tiers, ranging from “well capitalized”, to “critically undercapitalized”. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, “pass through” insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company’s bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

At December 31, 2009, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Bank has a CRA rating of “Satisfactory.”

Restrictions on Transactions with Affiliates and Insiders

The Bank also is subject to the restrictions of Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O adopted by the Federal Reserve Board. Section 23A requires that loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), the acceptance of securities issued by an affiliate as collateral and the issuance of a guarantee, acceptance of letters of credit on behalf of an affiliate (collectively, “Covered Transactions”) be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets to an affiliate and the payment of money or the furnishing of services to an affiliate, be on terms comparable to those prevailing for similar transactions with non-affiliates.

Section 22(g) and 22(h) of the Federal Reserve Act impose similar limitations on loans and extensions of credit from the bank to its executive officers, directors and principal shareholders and any of their related interests. The limitations restrict the terms and aggregate amount of such transactions. Regulation O implements the provisions of Sections 22(g) and 22(h) and requires maintenance of records of such transactions by the bank and regular reporting of such transactions by insiders. The FDIC also requires the bank, upon request, to disclose publicly loans and extensions of credit to insiders in excess of certain amounts.

Emergency Economic Stabilization Act of 2008

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions. On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury made up to $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury would receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under TARP Capital Purchase Program. The Company determined not to participate in the TARP Capital Purchase Program.

Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. In October 2008, the FDIC increased FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000. While initially stipulated to be in effect through December 31, 2009, this increase has been subsequently extended through December 31, 2013 (at which point it will revert to $100,000 thereafter for most accounts other than IRAs and certain other types of retirement accounts up to a maximum of $250,000, if not extended by Congress). Additionally, through the Bank’s participation in the FDIC’s Transaction Account Guarantee Program, all non-interest bearing deposit transaction accounts are fully guaranteed through June 2010, regardless of the amount on deposit.

As an FDIC-insured bank, the Bank is also subject to FDIC insurance assessments, which are imposed based upon the risk the institution poses to the Deposit Insurance Fund (“DIF”). Under this assessment system, risk is defined and measured using an institution’s supervisory ratings with certain other risk measures, including certain financial ratios. The annual rates for institutions in 2009 range from 12 basis points for “well managed,” “well capitalized” banks with the highest ratings, to 45 basis points for institutions posing the most risk to the DIF. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors to achieve a reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits. Due to recent bank failures and contingent loss reserves established by the FDIC against potential future bank failures, the reserve ratio is currently significantly below its target balance. Thus, in February 2009, the FDIC adopted a Final Rule on Assessments under which the quarterly initial base assessment rates increased substantially beginning in the second quarter of 2009. The FDIC then adopted a Final Rule on Special Assessment in May 2009, which imposed a 5 basis point special assessment on each institution’s assets minus Tier 1 capital as reported on the report of condition as of June 30, 2009, but capped the special assessment at 10 basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment. On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. The continued decline in the DIF balance may convince the FDIC to impose additional special emergency assessments in the future that could have a significant impact on the Bank’s capital levels and earnings. During 2009, the increase in FDIC annual rates, insured deposit growth and the special assessment, at 10 basis points, impacted our pretax earnings. The special assessment totaled $209 thousand. The prepayment for the Bank’s quarterly assessments amounted to $1.9 million and will be recognized as expense over a 3 year period.

In addition to DIF assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. As of January 1, 2010, the annualized rate established by the FDIC for the FICO assessment was 1.06 basis points per $100 of insured deposits.

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (“TLGP”), which is designed to improve the functions of the credit markets and to strengthen confidence in the financial system. The TLGP has two components (both of which involve participation fees to be paid by the participating institution): (i) a transaction account guarantee program, providing a full guaranty through June 2010 of noninterest-bearing deposit transaction accounts, such as business payroll accounts, regardless of the amount on deposit (the “Transaction Account Guarantee Program”) and (ii) a debt guarantee program, providing a guarantee of certain newly issued senior unsecured debt of FDIC-insured institutions and their holding companies (the “Debt Guarantee Program”). The Bank elected to not participate in the Debt Guarantee Program. However, we elected to participate in the Transaction Account Guarantee Program.

Other Federal Laws and Regulations

State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. The Bank’s loans are also subject to federal laws applicable to credit transactions, such as the following:

•	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•
Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

•	Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

•	Various rules and regulations of various federal agencies charged with the implementation of such federal laws.

Additionally, our operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

•
Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

•	USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act will prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934, including publicly held bank holding companies such as the Company. In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC.

Governmental Policies

Our earnings are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on our business and earnings.

Other Legislative Initiatives

Proposals may be introduced in the United States Congress and in the Pennsylvania Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on our business and earnings.

Item 1A. RISK FACTORS.

Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2. PROPERTIES.

Embassy Bancorp, Inc. and its subsidiary occupy six full-service banking offices in the Lehigh Valley:
•	Hanover Township, Northampton County (administrative offices)
•	City of Bethlehem, Lehigh County
•	South Whitehall Township, Lehigh County
•	Lower Macungie Township, Lehigh County
•	Salisbury Township, Lehigh County
•	Upper Saucon Township, Northampton County

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

Item 4. REMOVED AND RESERVED.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information. There is no public trading market for the Company’s securities.

(b)	As of March 25, 2010, there are approximately 1,280 owners of record of the common stock of the Company.

(c)
The Company has paid no cash dividends on its common stock and does not anticipate the payment of cash dividends in the near future. As a general matter, cash available for dividend distribution to shareholders of the Company must initially come from dividends paid to the Company by the Bank.

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

(d)	The following table sets forth information about options outstanding under the Company's Option Plan, as of December 31, 2009:

	Number of Shares	Weighted average	Number of Shares
	to be issued upon	exercise price of	remaining available
	exercise of out-	outstanding options	for future issuance
standing options

Equity Compensation Plans and Individual Employment Agreements	859,153	$3.82	404,492

(e)	Sales of Securities.

None.

(f)	Repurchase of Equity Securities.

None.

Item 6. SELECTED FINANCIAL DATA.

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF EMBASSY BANCORP, INC.

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for loan losses and the valuation of deferred tax assets involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

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

OVERVIEW

The Company’s assets grew $74.1 million from $391.1 million at December 31, 2008 to $465.2 million at December 31, 2009. The Company’s deposits grew $73.7 million from $307.6 million at December 31, 2008 to $381.3 million at December 31, 2009. During the same period, loans receivable, net of the allowance for loan losses, increased $29.7 million to $346.3 million at December 31, 2009 from $316.6 million at December 31, 2008. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and becomes more widely known. The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

The Company reported net income of $2.7 million for the year ended December 31, 2009 as compared to net income of $1.2 million for the year ended December 31, 2008.

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

2009 Compared to 2008

Total interest income for the year ended December 31, 2009 was $22.8 million compared to $20.7 for the year ended December 31, 2008. Total interest expense for the year ended December 31, 2009 was $9.2 million compared to $11.1 million for the year ended December 31, 2008. The increase in interest income is due to growth in loan balances as well as investment securities. The decrease in interest expense is due to the lower interest rate environment as well as a shift in deposits from certificates of deposit to savings accounts. Net interest income increased to $13.5 million for the year ended December 31, 2009 compared to $9.6 million for the year ended December 31, 2008.

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

The Company’s net interest margin for the year ended December 31, 2009 was 3.11% compared to 2.73% for the year ended December 31, 2008. The increase in the margin is due primarily to the increase in loan balances as well as current market conditions which have significantly reduced deposit account rates and had a lesser impact on loan rates. During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007

	Average			Average			Average
(dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Total loans	$338,822	$19,444	5.74%	$300,162	$18,272	6.09%	$253,573	$16,350	6.45%
Investment securities - taxable	59,044	2,590	4.39%	48,763	2,346	4.81%	47,514	2,305	4.85%
Investment securities - non-taxable (1)	11,303	452	6.03%	-	-	0.00%	-	-	0.00%
Federal funds sold	11,606	30	0.26%	1,807	29	1.60%	2,905	149	5.13%
Time deposits	10,002	232	2.32%	311	12	3.86%	-	-	0.00%
Interest bearing deposits with banks	4,713	7	0.15%	502	5	1.00%	105	5	4.76%

TOTAL INTEREST EARNING ASSETS	435,490	22,755	5.23%	351,545	20,664	5.88%	304,097	18,809	6.19%

Less allowance for loan losses	(3,251)			(2,706)			(2,489)
Other assets	12,871			8,921			7,719

TOTAL ASSETS	$445,110			$357,760			$309,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$34,229	$349	1.02%	$36,299	$712	1.96%	$55,596	$1,707	3.07%
Savings	159,544	2,721	1.71%	73,833	2,229	3.02%	18,146	639	3.52%
Certificates of deposit	144,695	4,549	3.14%	152,557	6,374	4.18%	161,550	8,029	4.97%
Securities sold under agreements to repurchase and other borrowings	50,674	1,609	3.18%	47,807	1,745	3.65%	30,454	1,388	4.56%

TOTAL INTEREST BEARING LIABILITIES	389,142	9,228	2.37%	310,496	11,060	3.56%	265,746	11,763	4.43%

Non-interest bearing demand deposits	19,284			15,102			14,465
Other liabilities	3,555			3,720			3,653
Stockholders' equity	33,129			28,442			25,463

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$445,110			$357,760			$309,327

Net interest income		$13,527			$9,604			$7,046
Net interest spread			2.86%			2.32%			1.76%
Net interest margin			3.11%			2.73%			2.32%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2009 vs. 2008			2008 vs. 2007
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	(Dollars In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Total loans	$2,353	$(1,181)	$1,172	$3,004	$(1,082)	$1,922
Investment securities - taxable	495	(252)	243	61	(20)	41
Investment securities - non-taxable	452	-	452	-	-	-
Federal funds sold	157	(156)	1	(56)	(64)	(120)
Time Deposits	374	(154)	220	-	12	12
Interest bearing deposits with banks	42	(39)	3	19	(19)	-
Total net change in income on interest-earning assets	3,873	(1,782)	2,091	3,028	(1,173)	1,855

Interest-bearing liabilities:
Interest bearing demand deposits and money markets	(41)	(322)	(363)	(592)	(403)	(995)
Savings	2,588	(2,096)	492	1,961	(371)	1,590
Certificates of deposit	(328)	(1,497)	(1,825)	(447)	(1,208)	(1,655)
Total deposits	2,219	(3,915)	(1,696)	922	(1,982)	(1,060)
Securities sold under agreements to repurchase and other borrowings	105	(241)	(136)	791	(434)	357
Total net change in expense on interest-bearing liabilities	2,324	(4,156)	(1,832)	1,713	(2,416)	(703)
Change in net interest income	$1,549	$2,374	$3,923	$1,315	$1,243	$2,558

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

For the year ended December 31, 2009, the provision for loan losses was $702 thousand compared to $429 thousand for the year ended December 31, 2008. The allowance for loan losses as of December 31, 2009 was $3.6 million, which represents 1.03% of outstanding loans at December 31, 2009, which is comparable to the prior year-end of $2.9 million representing 0.92% of outstanding loans. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate. The increase in the percentage of allowance for loan losses to outstanding loans between December 31, 2008 and December 31, 2009 was due to an increase in loan volume and impairment of certain loans.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily service charge income and fees on deposit relationships. Non-interest income also may include net gains and losses from the sale of available for sale securities. Total non-interest income was $1.0 million for the year ended December 31, 2009 compared to $661 thousand for the year ended December 31, 2008. This increase in non-interest income is due to increased service fees from the increase in the number of deposit accounts as well as an increase in merchant credit card processing services. Sales of securities in 2009 totaled $3.1 million with net gains of $174 thousand; the proceeds were used, in part, to pay down FHLB debt. There were no sales of securities in 2008. As the account base grows and the Company matures and develops additional sources of fee income, non-interest income will be a contributor to the overall profitability of the Company.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2009 were $9.9 million, compared to $8.0 million for the year ended December 31, 2008. The largest component increase was in FDIC insurance, which increased $531 thousand or 334% due to increased deposit volume, higher premium rates, and a special assessment to replenish the FDI fund. At December 31, 2009, the Company had fifty-seven full-time equivalent employees compared to fifty-one full-time equivalent employees at December 31, 2008. Salaries and benefits increased $503 thousand or 13% due primarily to staff additions, increases in annual salaries and employee insurance benefits. Occupancy and equipment expense increased $339 thousand or 27% due to the additional expense for two new branches, additions, maintenance and repairs of computer equipment, and software expenses. Data processing costs increased $69 thousand or 11% due to increased volume of accounts and enhanced network support services. Advertising and marketing expense increased $11 thousand or 2% due to product promotions and our image campaign within the community. Professional fees increased $57 thousand or 18% due to increased costs and expansion of primarily third party auditing, regulatory and consulting services. Credit card expense increased $154 thousand or 42% due to increased volume. Loan expense increased $52 thousand or 65%, due to increased collection activities. Other expenses increased $207 thousand or 37% due to the Company’s growth.

A breakdown of other non-interest expenses is included in the consolidated statements of income in the Consolidated Financial Statements.

Income Taxes

The provision for income taxes was $1.2 million at December 31, 2009 compared to $658 thousand at December 31, 2008.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk securities or derivatives as of December 31, 2009.

The Company’s securities portfolio was $72.8 million at December 31, 2009, an $18.5 million increase from securities of $54.3 million at December 31, 2008. The Company’s securities have increased due to purchases in the amount of $32.6 million offset by investment principal pay-downs, maturities and sales. The carrying value of the securities portfolio as of December 31, 2009 includes a net unrealized gain of $2.1 million as compared to a net unrealized gain of $1.5 million as of December 31, 2008, which is recorded to accumulated other comprehensive income in stockholders’ equity. This increase in the unrealized gain is due to the changes in market interest rates from 2008 to 2009, and therefore no securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2009, 2008, 2007, 2006, and 2005.

	2009	2008	2007	2006	2005
	(Dollars In Thousands)
U.S. Treasury and agency obligations	$17,083	$11,697	$11,146	$10,767	$10,766
Mortgage-backed securities - residential	23,119	37,108	34,494	28,510	27,760
Municipal securities	28,574	5,446	3,856	3,820	3,781
Corporate bonds	4,019	-	-	-	-
Total Securities Available for Sale	$72,795	$54,251	$49,496	$43,097	$42,307

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2009.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities
(Amortized Cost)

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)

U.S. Government agency obligations	$7,992	4.37%	$6,015	2.79%	$993	4.70%	$1,583	3.40%	$16,583	3.72%

Municipal securities	$1,001	4.73%	$4,690	4.53%	$3,574	5.22%	$18,892	6.06%	$28,157	5.65%

Corporate bonds	$-	-	$3,787	5.59%	$-	-	$-	-	$3,787	5.59%

Mortgage-backed securities - residential	$279	4.05%	$21,392	4.86%	$499	4.89%	$-	0.00%	$22,170	4.85%

Total Debt Securities	$9,272	4.40%	$35,884	4.54%	$5,066	5.08%	$20,475	5.85%	$70,697	4.94%

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2009, 2008, 2007, 2006, and 2005. All of the Company’s loans are to domestic borrowers.

	December 31, 2009		December 31, 2008		December 31, 2007
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars In Thousands)
Commercial real estate	$150,439	43.00%	$148,881	46.62%	$125,021	45.21%
Commercial construction	12,292	3.51%	6,886	2.16%	2,969	1.07%
Commercial	25,796	7.37%	24,096	7.55%	22,583	8.17%
Home equity	159,180	45.50%	136,739	42.82%	123,774	44.75%
Consumer	2,160	0.62%	2,726	0.85%	2,216	0.80%

Gross loans	349,867	100.00%	319,328	100.00%	276,563	100.00%
Unearned origination costs	51		252		253

	$349,918		$319,580		$276,816

	December 31, 2006		December 31, 2005
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars In Thousands)
Commercial real estate	$101,737	43.21%	$77,854	43.46%
Commercial construction	6,183	2.63%	2,626	1.47%
Commercial	21,578	9.17%	16,906	9.44%
Home equity	103,895	44.14%	80,726	45.07%
Consumer	2,006	0.85%	1,003	0.56%

Gross loans	235,399	100.00%	179,115	100.00%
Unearned origination costs	194		207

	$235,593		$179,322

The following table shows the maturities of the commercial loan portfolio and the sensitivity of such loans to interest rate fluctuations at December 31, 2009.

	One year or	After One Year	After Five
	Less	Through Five Years	Years	Total
	(Dollars In Thousands)
Commercial real estate	$35,340	$81,032	$34,067	$150,439
Commercial construction	9,667	2,625	-	12,292
Commercial	12,511	12,548	737	25,796

	$57,518	$96,205	$34,804	$188,527

Fixed Rates	$16,448	$91,126	$34,723	$142,297
Variable Rates	41,070	5,079	81	46,230

	$57,518	$96,205	$34,804	$188,527

Credit Risk and Loan Quality

In its lending activities, the Company seeks to develop sound credit relationships with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. The philosophy of seeking quality credits and building relationships while possibly forgoing income opportunities will continue.

The Company’s loan policy establishes tiered lending authorities to individual officers of the Company, the Loan Committee and the Board of Directors. At December 31, 2009, the Company had one loan delinquent beyond ninety days and still accruing interest for $584 thousand, as compared to two loans (to a single borrower) delinquent beyond ninety days and still accruing interest for $818 thousand at December 31, 2008, no loans delinquent beyond ninety days and still accruing interest at December 31, 2007, three loans delinquent (two to a single borrower) for $206 thousand at December 31, 2006, and one loan delinquent for $102 thousand at December 31, 2005. At December 31, 2009, the Company had five loans in non-accrual status totaling $4.2 million, as compared to no loans on non-accrual status at December 31, 2008 and 2007, two loans on non-accrual status for $205 thousand at December 31, 2006 and no loans on non-accrual status at year ending 2005. At December 31, 2009 the Company had two loans charged off for the year totaling $21 thousand, and interest charged off in the amount of $15 thousand, as compared to no loans charged off for the year ended 2008, two loans totaling $313 thousand charged off for the year ending 2007, and no loans charged off at years ending 2006, and 2005. It is the Company’s policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. The Company has had no other real estate owned as acquired through foreclosure.

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 1.03% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that as of December 31, 2009, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2009, the Company had impaired loans of $595 thousand requiring a specific reserve of $267 thousand.  As of December 31, 2009, the Company had impaired loans of $4.2 million not requiring any specific reserve.

The activity in the allowance for loan losses is shown in the following table as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
Loans receivable at end of year	$349,918	$319,580	$276,816	$235,593	$179,322

Allowance for loan losses:
Balance, beginning	$2,932	$2,503	$2,426	$1,782	$1,198
Provision for loan losses	702	429	390	644	584
Commercial loans charged off	(36)	-	(313)	-	-
Recoveries	-	-	-	-	-
Balance at end of year	$3,598	$2,932	$2,503	$2,426	$1,782

Allowance for loan losses to loans receivable at end of year	1.03%	0.92%	0.90%	1.03%	0.99%

The following table details the allocation of the allowance for loan losses to various loan categories. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

Allocation of the Allowance for Loan Losses

	December	% of Gross	December	% of Gross	December	% of Gross	December	% of Gross	December	% of Gross
	2009	Loans	2008	Loans	2007	Loans	2006	Loans	2005	Loans
	(Dollars In Thousands)
Commercial real estate	$1,654	38.41%	$1,563	41.53%	$1,257	40.29%	$1,041	38.35%	$713	43.46%
Commercial construction	207	3.51%	101	2.15%	47	1.07%	91	2.59%	60	1.47%
Commercial	679	11.96%	639	12.60%	623	13.03%	806	14.04%	611	9.44%
Home equity	1,005	45.21%	595	42.79%	530	44.33%	461	44.15%	382	45.07%
Consumer	53	0.91%	34	0.93%	46	1.28%	27	0.85%	16	0.56%

Total Allowance for Loan Losses	$3,598	100.00%	$2,932	100.00%	$2,503	100.00%	$2,426	100.00%	$1,782	100.00%

Deposits

The Company, as growth continues, expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s office. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2009 were $381.3 million, an increase of $73.7 million, or 23.96%, over total deposits of $307.6 million as of December 31, 2008.

The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars In Thousands)
Demand, non-interest bearing	$25,785	$16,194	$15,150
Demand and money market, interest bearing	32,987	31,437	46,095
Savings	201,727	103,863	37,489
Time, $100 and over	54,821	65,344	59,421
Time, other	65,964	90,732	108,486

Total deposits	$381,284	$307,570	$266,641

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits for the years ended December 31, 2009, 2008, and 2007.

	Years Ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars In Thousands)
Demand and money market, interest bearing	$34,229	1.02%	$36,299	1.96%	$55,596	3.07%
Savings	159,544	1.71%	73,833	3.02%	18,146	3.52%
Certificates of deposit	144,695	3.14%	152,557	4.18%	161,550	4.97%
Total interest bearing deposits	338,468	2.25%	262,689	3.55%	235,292	4.41%
Non-interest bearing demand deposits	19,284		15,102		14,465
Total	$357,752		$277,791		$249,757

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more as of December 31, 2009.

December 31, 2009
(Dollars In Thousands)
3 months or less	$25,607
Over 3 through 6 months	7,640
Over 6 through 12 months	11,787
Over 12 months	9,787

Total	$54,821

As a FDIC member institution, the Company's deposits are insured to a maximum of $250,000 per depositor through the Bank Insurance Fund ("BIF") that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, Federal funds sold and short-term securities. There are other sources of liquidity that are available to the Company.

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $183.4 million, of which $11.4 million was outstanding at December 31, 2009, all of which is long term. The Bank also has a line of credit with the FHLB of Pittsburgh and the Atlantic Central Bankers Bank of approximately $25.0 million and $6.0 million, respectively, of which none was outstanding at December 31, 2009. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured. The Company has two lines of credit with Univest National Bank and Trust Company, totaling $10.0 million, of which $5.6 million was outstanding at December 31, 2009. These lines of credit are secured by 833,333 shares of Bank stock.

Because of the composition of the Company’s balance sheet, its strong capital base, deposit growth, and borrowing capacity, the Company remains well positioned with respect to liquidity. While it is desirable to be liquid, it has the effect of a lower interest margin. The majority of funds are invested in loans; however, a sizeable portion is invested in investment securities that generally carry a lower yield.

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of December 31, 2009:

	Less Than	1-3	4-5	Over 5
	1 Year	Years	Years	Years	Total
	(In Thousands)
Time deposits	$89,686	$27,821	$3,278	$-	$120,785
Long-term borrowings	$2,000	$1,480	$7,886	$5,650	$17,016
Operating Leases	884	1,934	1,534	3,875	8,227

Total	$92,570	$31,235	$12,698	$9,525	$146,028

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2009 totaled $65.4 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Resources and Adequacy

The Company is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act  of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y. The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley in connection with the reorganization of the Bank into a bank holding company structure, which reorganization was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow. As such, the consolidated financial statements contained herein include the accounts of the Company and the Bank.

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

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2009	December 31, 2008
	(Dollars In Thousands)
Tier I, common stockholders' equity	$37,464	$30,705
Tier II, allowable portion of allowance for loan losses	3,598	2,932

Total capital	$41,062	$33,637

Tier I risk based capital ratio	11.7%	10.7%

Total risk based capital ratio	12.8%	11.7%

Tier I leverage ratio	8.1%	8.1%

Note:	Unrealized gains on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

At December 31, 2009, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal regulations.

Interest Rate Risk Management

A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest-earning assets and interest-bearing liabilities. The Asset Liability Committee (ALCO Committee), which meets as part of the Board of Directors meeting, oversees this review, which establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates. The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. The Company’s asset/liability management policy, along with monthly financial reports, supplies management with guidelines to evaluate and manage rate sensitivity.

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

	0-3	4-12	1-3	4-5	Over 5
	Months	Months	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-bearing deposits	$33,080	$-	$-	$-	$-	$33,080
Investment securities	4,184	15,974	17,382	8,289	29,075	74,904
Loans, gross	69,902	59,994	100,709	61,357	57,956	349,918

Total interest-earning assets	107,166	75,968	118,091	69,646	87,031	457,902

Interest-bearing liabilities
NOW and money market accounts	32,987	-	-	-	-	32,987
Savings	201,727	-	-	-	-	201,727
Certificates of deposit	39,686	50,000	27,821	3,278	-	120,785
Other Borrowed Funds	2,000	-	1,480	13,536	-	17,016
Repurchase agreements and federal funds purchased	30,964	-	-	-	-	30,964

Total interest-bearing liabilities	307,364	50,000	29,301	16,814	-	403,479

GAP	$(200,198)	$25,968	$88,790	$52,832	$87,031	$54,423

CUMULATIVE GAP	$(200,198)	$(174,230)	$(85,440)	$(32,608)	$54,423

GAP TO INTEREST EARNING ASSETS	-43.72%	5.67%	19.39%	11.54%	19.01%

CUMULATIVE GAP TO INTEREST EARNING ASSETS	-43.72%	-38.05%	-18.66%	-7.12%	11.89%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2009. For income simulation purposes, NOW and savings accounts are repriced quarterly. The impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Percentage Change
Change in Interest Rates	in Net Interest Income

Down 100 basis points	-0.2%
Down 200 basis points	-4.8%

Up 100 basis points	-6.5%
Up 200 basis points	-12.8%

Return on Assets and Equity

The return on average assets for 2009 was 0.61%; the return on average equity for the same period was 8.24%; and the ratio of average shareholders’ equity to average total assets was 7.44%.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Embassy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Embassy Bancorp Inc. and its subsidiary, Embassy Bank for the Lehigh Valley, (collectively the “Company’) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Allentown, Pennsylvania
March 31, 2010

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,
ASSETS	2009	2008
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$4,108	$8,459
Interest bearing demand deposit with banks	13,981	20
Federal funds sold	8,375	3,575

Cash and Cash Equivalents	26,464	12,054

Interest bearing time deposits	10,724	1,694
Securities available for sale	72,795	54,251
Restricted investment in bank stock	2,109	2,075
Loans receivable, net of allowance for loan losses of $3,598 in 2009; $2,932 in 2008	346,320	316,648
Premises and equipment, net of depreciation	2,465	2,231
Deferred income taxes	199	335
Accrued interest receivable	1,615	1,197
Other assets	2,498	598

Total Assets	$465,189	$391,083

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$25,785	$16,194
Interest bearing	355,499	291,376

Total Deposits	381,284	307,570

Securities sold under agreements to repurchase and federal funds purchased	30,964	26,019
Long-term borrowings	17,016	23,162
Accrued interest payable	1,457	2,563
Other liabilities	791	1,398
Total Liabilities	431,512	360,712

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2009 issued 6,940,663 shares; outstanding 6,940,310 shares;
2008 issued 6,890,742 shares; outstanding 6,890,389 shares	6,941	6,891
Surplus	22,900	22,787
Accumulated earnings (deficit)	2,455	(278)
Accumulated other comprehensive income	1,384	974
Treasury stock, at cost, 353 shares	(3)	(3)
Total Stockholders' Equity	33,677	30,371

Total Liabilities and Stockholders' Equity	$465,189	$391,083

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008
	(In Thousands, Except per Share Data)
INTEREST INCOME

Loans receivable, including fees	$19,444	$18,272
Securities	3,042	2,346
Federal funds sold	30	29
Interest on time deposits	232	12
Other	7	5

Total Interest Income	22,755	20,664

INTEREST EXPENSE

Deposits	7,619	9,315
Securities sold under agreements to repurchase and federal funds purchased	525	663
Short-term borrowings	17	410
Long-term borrowings	1,067	672

Total Interest Expense	9,228	11,060

Net Interest Income	13,527	9,604

PROVISION FOR LOAN LOSSES	702	429

Net Interest Income after Provision for Loan Losses	12,825	9,175

OTHER INCOME

Credit card processing fees	560	381
Gain on sales of investment securities, net	174	-
Other service fees	312	280

Total Other Income	1,046	661

OTHER EXPENSES

Salaries and employee benefits	4,295	3,792
Occupancy and equipment	1,607	1,268
Data processing	711	642
Credit card processing	520	366
Advertising and promotion	512	501
Professional fees	372	315
FDIC insurance	690	159
Insurance	83	66
Loan department	132	80
Charitable contributions	239	236
Other	774	567

Total Other Expenses	9,935	7,992

Income before Income Taxes	3,936	1,844

INCOME TAX EXPENSE	1,203	658

Net Income	$2,733	$1,186

BASIC EARNINGS PER SHARE	$0.40	$0.17

DILUTED EARNINGS PER SHARE	$0.38	$0.16

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009 and 2008

				Accumulated
				Other
	Common		Accumulated	Comprehensive	Treasury
	Stock	Surplus	Deficit	Loss	Stock	Total
	(In Thousands, Except Share and Per Share Data)

BALANCE - DECEMBER 31, 2007	$6,886	$22,775	$(1,464)	$76	$-	$28,273
Comprehensive income:
Net income	-	-	1,186	-	-	1,186
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	898	-	898
Total Comprehensive Income						2,084

Exercise of stock options, 4,827 shares	5	12	-	-	-	17

Purchase treasury stock, 353 shares at $9.73 per share			-	-	(3)	(3)

BALANCE - DECEMBER 31, 2008	$6,891	$22,787	$(278)	$974	$(3)	$30,371

BALANCE - DECEMBER 31, 2008	$6,891	$22,787	$(278)	$974	$(3)	$30,371
Comprehensive income:
Net income	-	-	2,733	-	-	2,733
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	410	-	410
Total Comprehensive Income						3,143

Exercise of stock options, 49,921 shares	50	113	-	-	-	163

BALANCE - DECEMBER 31, 2009	$6,941	$22,900	$2,455	$1,384	$(3)	$33,677

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,733	$1,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	702	429
Amortization of deferred loan costs	138	171
Depreciation and amortization	475	407
Net amortization (accretion) of investment security premiums and discounts	55	(42)
Deferred income taxes	(75)	403
Net realized gain on sale of securities available for sale	(174)	-
Increase in accrued interest receivable	(418)	(59)
Increase in other assets	(1,900)	(62)
Decrease in accrued interest payable	(1,106)	(1,554)
(Decrease) increase in other liabilities	(607)	865

Net Cash (Used in) Provided by Operating Activities	(177)	1,744

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(32,634)	(11,237)
Maturities, calls and principal repayments of securities available for sale	11,582	7,886
Proceeds from sales of securities available for sale	3,248	-
Net increase in loans	(30,512)	(42,935)
Increase in restricted investment in bank stock	(34)	(566)
Purchases of interest bearing time deposits	(9,030)	(1,694)
Purchases of premises and equipment	(709)	(176)

Net Cash Used in Investing Activities	(58,089)	(48,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	73,714	40,929
Net increase in securities sold under agreements to repurchase and federal funds purchased	4,945	8,054
Decrease in short-term borrowed funds	-	(6,093)
Proceeds from long-term borrowed funds	4,250	12,766
Repayment of long-term borrowed funds	(10,396)	-
Proceeds from the exercise of stock options	163	17
Acquisition of treasury stock	-	(3)

Net Cash Provided by Financing Activities	72,676	55,670

Net Increase in Cash and Cash Equivalents	14,410	8,692

CASH AND CASH EQUIVALENTS - BEGINNING	12,054	3,362

CASH AND CASH EQUIVALENTS - ENDING	$26,464	$12,054

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$10,334	$12,614

Income taxes paid	$1,533	$19

See notes to consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Embassy Bancorp, Inc. and its wholly owned subsidiary, Embassy Bank For the Lehigh Valley (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Embassy Bancorp, Inc. (the “Holding Company”) is a Pennsylvania corporation organized on November 11, 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act  of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y. It owns all of the capital stock of Embassy Bank For the Lehigh Valley (the “Bank”), giving the Bank more flexibility in meeting its capital needs as the Bank continues to grow. Stockholders of the Bank exchanged each share of common stock of the Bank for one share of common stock of the Holding Company. The transaction was accounted for in a manner similar to the pooling-of-interests method of accounting. Accordingly, the financial information relating to periods prior to November 11, 2008 are reported under the name of Embassy Bancorp, Inc. The Company, as a holding company, is subject to regulations of the Federal Reserve Board.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment.  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2009 and 2008.

Restricted Investments in Bank Stock

Restricted investments in bank stock consists of Federal Home Loan Bank stock (FHLB) and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. The Company had $2.1 million of FHLB stock as of December 31, 2009.

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB as of December 31, 2009.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Earnings per Share

Basic earnings per share represents net income divided by the weighted-average common shares outstanding during the period, as adjusted for stock splits. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	2009	2008
	(Dollars In Thousands, Except Per Share Data)

Net income	$2,733	$1,186

Weighted average shares outstanding	6,907,047	6,888,942
Dilutive effect of potential common shares, stock options	371,269	436,664
Diluted weighted average common shares outstanding	7,278,316	7,325,606
Basic earnings per share	$0.40	$0.17
Diluted earnings per share	$0.38	$0.16

Note 1 - Summary of Significant Accounting Policies (Continued)

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2009 and 2008 were $77 thousand and $74 thousand, respectively.

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

The components of the change in other comprehensive income are as follows for the years ended December 31, 2009 and 2008:

	2009	2008
	(In Thousands)

Unrealized holding gains on available for sale securities	$447	$1,362
Less: reclassification adjustment for realized gains	174	-
	621	1,362
Tax effect	(211)	(464)
Net unrealized gains	$410	$898

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Compensation-Stock Compensation. ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. For the years ended December 31, 2009 and 2008, there were no stock options granted.

Subsequent Events

Effective April 1, 2009, the Company adopted ASC Topic 855 Subsequent Events.  This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.

New Accounting Standards

ASC Topic 105
In June 2009, the FASB issued ASC Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This topic replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  This topic is effective for interim and annual periods ending after September 15, 2009. This guidance had no impact on the Company’s consolidated financial statements upon adoption.  Where applicable, all guidance in these financial statements refers to the codification references.

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

ASU 2009-16

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.

The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2010-01

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”

This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this pronouncement had no effect on the Company's consolidated financial statements.

ASU 2010-06

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification.  Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Note 2 - Securities Available for Sale

The amortized cost and approximate fair values of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
December 31, 2009:
U.S. Government agencies	$16,583	$500	$-	$17,083
Municipal bonds	28,157	514	(97)	28,574
Mortgage-backed securities - residential	22,170	949	-	23,119
Corporate bonds	3,787	232	-	4,019
Total	$70,697	$2,195	$(97)	$72,795

December 31, 2008:
U.S. Government agencies	$10,967	$730	$-	$11,697
Municipal bonds	5,485	26	(65)	5,446
Mortgage-backed securities - residential	36,322	800	(14)	37,108
Total	$52,774	$1,556	$(79)	$54,251

Note 2 - Securities Available for Sale (Continued)

The amortized cost and fair value of securities as of December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$8,993	$9,246
Due after one year through five years	14,492	14,930

Due after five years through ten years	4,567	4,678
Due after ten years	20,475	20,822
	48,527	49,676

Mortgage-backed securities	22,170	23,119
	$70,697	$72,795

Three securities were sold during 2009 with fair values totaling $3.1 million. Gross gains of $185 thousand and gross losses of $11 thousand were realized on the sales. There were no sales of securities during 2008.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2009:

Municipal bonds	$2,860	$(97)	$-	$-	$2,860	$(97)
Total Temporarily Impaired Securities	$2,860	$(97)	$-	$-	$2,860	$(97)

December 31, 2008:

Municipal bonds	$2,346	$(65)	$-	$-	$2,346	$(65)
Mortgage-backed securities	3,719	(14)	-	-	3,719	(14)
Total Temporarily Impaired Securities	$6,065	$(79)	$-	$-	$6,065	$(79)

The Company had 8 securities in an unrealized loss position at the end of December 31, 2009. Unrealized losses detailed above relate to municipal bonds and the decline in fair value is due only to interest rate fluctuations. No securities are deemed to be other than temporarily impaired. None of the individual unrealized losses are significant.

Securities with carrying values of approximately $49.2 million and $34.8 million at December 31, 2009 and 2008, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

Note 3 - Loans Receivable

The composition of loans receivable at December 31, 2009 and 2008 is as follows:

	2009	2008
	(In Thousands)

Commercial real estate	$150,439	$148,881
Commercial construction	12,292	6,886
Commercial	25,796	24,096
Home equity	159,180	136,739
Consumer	2,160	2,726

Total Loans	349,867	319,328

Unearned net loan origination costs	51	252
Allowance for Loan Losses	(3,598)	(2,932)

	$346,320	$316,648

Note 4 - Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In Thousands)
Loans receivable at end of year	$349,918	$319,580

Allowance for loan losses:
Balance, beginning	$2,932	$2,503
Provision for loan losses	702	429
Loans charged off	(36)	-
Recoveries	-	-
Balance at end of year	$3,598	$2,932

At December 31, 2009 the recorded investment in impaired loans totaled $4.8 million of which $4.2 million required no allowance for loan losses.  The recorded investment in impaired loans requiring an allowance for loan losses was $595 thousand at December 31, 2009.  At December 31, 2009 the related allowance for loan losses associated with those loans were $267 thousand.  At December 31, 2008 there were no loans impaired.

Note 4 - Allowance for Loan Losses (Continued)

At December 31, 2009 the Company had five non-accrual loans of $4.2 million and none for December 31, 2008. There were $584 thousand and $818 thousand of loans that were past due greater than 90 days or more and still accruing interest at December 31, 2009 and 2008, respectively. Finally, there was one loan in the amount of $60 thousand that the Company considered impaired that was neither on non-accrual or was greater than 90 days past due. The average recorded investment in impaired loans was $1.4 million for the year ended December 31, 2009 and interest income of $26 thousand was recognized on impaired loans.  Additional interest income of $142 thousand would have been recognized for the year ended December 31, 2009 if the loans described above were not put on non-accural.

Note 5 - Bank Premises and Equipment

The components of premises and equipment at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)

Furniture, fixtures and equipment	$1,769	$1,206
Leasehold improvements	1,788	1,528
Computer equipment and data processing software	841	640
Automobiles	92	92
Construction in progress	-	320

	4,490	3,787
Accumulated depreciation	(2,025)	(1,556)

	$2,465	$2,231

Note 6 - Deposits

The components of deposits at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
	(In Thousands)
Demand, non-interest bearing	$25,785	$16,194
Demand, NOW and money market, interest bearing	32,987	31,437
Savings	201,727	103,863
Time, $100 and over	54,821	65,344
Time, other	65,964	90,732

Total deposits	$381,284	$307,570

Note 6 – Deposits (Continued)

At December 31, 2009, the scheduled maturities of time deposits are as follows (in thousands):

2010	$89,686
2011	15,396
2012	12,425
2013	1,026
2014	2,252

$120,785

Note 7 - Securities Sold under Agreements to Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase and federal funds purchased generally mature within a few days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning securities sold under agreements to repurchase for the years ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
	(Dollars In Thousands)

Balance outstanding at December 31	$30,964	$26,019
Weighted average interest rate at the end of the year	1.56%	2.68%
Average daily balance during the year	$27,866	$21,037
Weighted average interest rate during the year	1.89%	3.10%
Maximum month-end balance during the year	$36,450	$26,019

Note 8 – Long-term Borrowings

At December 31, 2009 the Company’s maximum borrowing capacity with the FHLB was $183.4 million. The Company had no short-term borrowings outstanding with the FHLB at December 31, 2009 and 2008. Long-term borrowings outstanding with the FHLB totaled $11.4 million at December 31, 2009 and $21.8 million at December 31, 2008.

The Company has two lines of credit with Univest National Bank and Trust Company ("Univest") totaling $10 million. As of December 31, 2009 the outstanding balance was $5.6 million and $1.4 million at December 31, 2008. Advances from these lines of credit are secured by 833,333 shares of Bank stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Long-term Borrowings (Continued)

The Company also has an open line of credit with FHLB totaling $25.0 million. The Company had no borrowings outstanding at December 31, 2009 and 2008, respectively for this credit line. Advances from the FHLB are secured by qualifying assets of the Company.

The Company has a federal fund line of credit facility with the Atlantic Central Bankers Bank totaling $6.0 million. The Company had no borrowings outstanding at December 31, 2009 and 2008. Advances on this line are unsecured.

The components of long-term borrowings with the FHLB at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
April 2009	-	$-	4.27%	$1,850
April 2009	-	$-	4.27%	$1,850
August 2009	-	-	4.80%	1,428
January 2010	3.50%	2,000	3.50%	2,000
May 2010	-	-	4.75%	7,119
January 2012	3.23%	1,480	3.23%	1,479
June 2013	3.86%	4,834	3.86%	4,834
August 2013	3.98%	3,052	3.98%	3,052
		$11,366		$21,762

The components of long-term borrowings with Univest National Bank at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
November 2015	7.50%	$5,650	7.50%	$1,400

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

In November 2002, an investment group comprised of related parties of the Company (executive officers and directors) agreed to purchase the office building in which the Company leases office space as described above. The purchase was consummated on January 10, 2003. The initial lease terms for the Company’s lease were negotiated at arm’s length with the former owner in 2001. There were no modifications or amendments to the terms of that lease agreement by the new owners. The lease terms for the additional space in 2005 are comparable to similarly outfitted space in the Company’s market. The beginning base rent under this agreement was $19,569.00 per month.

Note 9 - Lease Commitments (Continued)

The Company has a five-year operating lease agreement for its Tilghman Street site, which commenced in April 2004. The Company has the option to extend the lease agreement for four additional five-year periods. The Company is also required to pay a monthly fee for its portion of certain operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs in addition to the base rent. The beginning base rent under this agreement was $6,585.00 per month.

In March 2006, the Company entered into a lease agreement with a related party of the Company (director) for a five-year operating lease agreement for its West Broad Street site, which commenced in September 2006. The Company has the option to extend the lease agreement for four additional five-year periods and a final renewal option of four years, eleven months. The beginning base rent under this agreement was $3,750.00 per month.

In July 2005, the Company entered into a ground lease agreement for a branch location on S. Cedar Crest Boulevard in Allentown. The ground lease commenced in 2007. In March 2009, the Company committed to a lease agreement which terminates the ground lease agreement.  This office occupies approximately 2,400 square feet of space at a beginning base rent of $15,334.00 per month or $76.67 per square foot.  The branch opened in July 2009.

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

In June 2008, the Company entered into a lease for a branch location on Route 378 in Lower Saucon Township. This office occupies approximately 2,500 square feet of space at a beginning base rent of $13,575.00 per month or $65.16 per square foot.  The lease commenced August 2009 and the branch opened in September 2009.

In December 2008, the Company entered into a ground lease agreement for a branch location on Corriere Road and Route 248 in Lower Nazareth Township. In October 2009, the Company committed to a lease agreement which terminates the ground lease agreement.  The office occupies approximately 2,500 square feet of space at a beginning base rent of $13,785.00 or $66.17 per square foot.  The lease commenced March 2010 and the branch is expected to open in the second quarter of 2010.

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows (in thousands):

	Related Parties	Third Parties	Total
2010	$317	$567	$884
2011	325	711	1,036
2012	168	730	898
2013	45	742	787
2014	45	702	747
Thereafter	75	3,800	3,875

	$975	$7,252	$8,227

Total rent expense was $735 thousand and $578 thousand for the years ended December 31, 2009 and 2008, respectively. Rent expense to related parties was $306 thousand for the years ended December 31, 2009 and 2008.

Note 9 - Lease Commitments (Continued)

Rent expense to third parties was $429 thousand and $272 thousand for the years ended December 31, 2009 and 2008, respectively.

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

Employment agreement terms between the Company and the Company’s Executive Vice President (“the EVP”) providing change of control provisions were renegotiated on February 20, 2009. The Board of Directors of the Company approved the execution of an amended and restated employment agreement (the “Agreement”) with the EVP of the Company, in order to provide for enhanced change in control provisions, and to replace the employment agreement dated July 16, 2004, between the EVP and the Bank, as subsequently amended on December 17, 2006. The Agreement provides for a three year term, with successive annual automatic one year extensions, such that there is never less than three years remaining on the Agreement, at such salary and bonuses as shall be agreed between the EVP and the Company.

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

Note 12 - Stock Option Plan

In connection with the reorganization of the Bank into a bank holding company structure, the Company assumed the Bank's 2001 Stock Option Plan which was renamed the Embassy Bancorp, Inc. Option Plan (the "Plan"). The Plan authorizes the Board of Directors to grant options to officers, other employees and directors of the Company. As of March 31, 2010, the aggregate number of shares available for issurance under the Plan, as adjusted to reflect stock splits declared by the Bank's Board of Directors and an increase in the number of shares subject to the Plan approved by the Bank's shareholders prior to reorganization, is 1,263,645. The shares granted under the Plan to directors are non-qualified options. The shares granted under the Plan to officers and other employees are generally intended to be “incentive stock options,” and are subject to the limitations under Section 422 of the Internal Revenue Code. Shares subject to options under the Plan may be either from authorized but unissued shares of the Company or shares purchased in the open market.

All options granted under the Plan are subject to vesting requirements of not less than three years and the term shall not exceed ten years. The exercise price of the options granted shall be the fair market value of a share of common stock at the time of the grant.

Note 12 - Stock Option Plan (Continued)

The number of options and weighted average exercise prices have been adjusted to reflect the stock splits declared by the Bank in 2004, 2005, and 2007, prior to the reorganization. Transactions under the plan are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2007	917,818	$3.81
Granted	-	-
Exercised	(4,827)	3.29
Forfeited	(3,317)	8.27

Outstanding, December 31, 2008	909,674	$3.79
Granted	-	-
Exercised	(49,921)	3.26
Forfeited	(600)	10.00

Outstanding, December 31, 2009	859,153	$3.82

Exercisable, December 31, 2009	859,153	$3.82

Stock options outstanding at December 31, 2009 are exercisable at prices ranging from $2.84 to $10.00 a share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2009 is 1.73 years. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2008 is 2.72 years. At December 31, 2009, the aggregate intrinsic value of options outstanding and exercisable was $3.4 million. The intrinsic value was determined by using the latest sales price of the Company's common stock on the open market. For the years ending December 31, 2009 and 2008, the aggregate intrinsic value of options exercised was $165 thousand and $32 thousand, respectively.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2009:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$2.00 to $3.00	$2.84	631,636	1.02	631,636
$3.00 to $4.00	3.91	93,356	2.52	93,356
$6.00 to $7.00	6.40	60,822	4.00	60,822
$9.00 to $10.00	10.00	73,339	5.00	73,339

		859,153	1.73	859,153

Note 13 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)

Current	$1,128	$1,061
Deferred	75	(403)

	$1,203	$658

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax benefit included in the statement of income for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
	(Dollars In Thousands)

Federal income tax at statutory rate	$1,338	$627
Tax free interest	(164)	-
Other	29	31

	$1,203	$658

The Company adopted guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes as of January 1, 2007. The Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of January 1, 2008, December 31, 2008 and December 31, 2009 the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company is subject to U.S. federal income tax. Neither the Company nor the Bank, is subject to examination by U.S. Federal taxing authorities for years before 2006.

Note 13 – Federal Income Taxes (Continued)

The components of the net deferred tax asset at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,179	$963
Contributions carryforward	237	191
Other	199	122

Total Deferred Tax Assets	1,615	1,276

Deferred tax liabilities:
Premises and equipment	169	48
Prepaid assets	153	168
Stock options	159	86
Cash basis conversion	68	136
Deferred loan costs	153	-
Unrealized gain on securities available for sale	714	503

Total Deferred Tax Liabilities	1,416	941

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

Related parties were indebted to the Company for loans totaling $3.2 million and $3.7 million at December 31, 2009 and 2008, respectively. During 2009, loans totaling $1.7 million were disbursed and loan repayments totaled $2.2 million.

Fees paid to related parties for legal services for the years ended December 31, 2009 and 2008, were approximately $42 thousand and $24 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party as described in Note 9.

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008
	(In Thousands)

Commitments to grant loans, fixed	$7,537	$311
Commitments to grant loans, variable	2,125	300
Unfunded commitments under lines of credit, fixed	3,519	886
Unfunded commitments under lines of credit, variable	48,602	43,000
Standby letters of credit	3,599	2,743

	$65,382	$47,240

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2009 and 2008 was $3.5 million and $2.7 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.0 million and $2.7 million, respectively. The current amount of the liability as of December 31, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

Note 16 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2009, the Company had a $726 thousand minimum reserve balance, which was covered by vault cash.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2009, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2009 and 2008 are presented below:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollar Amounts in Thousands)
December 31, 2009:
Total capital (to risk-weighted assets)	$41,062	12.8%	$	> 25,642	> 8.0%	$	> 32,052	> 10.0%
Tier 1 capital (to risk-weighted assets)	37,464	11.7		> 12,821	> 4.0		> 19,231	> 6.0
Tier 1 capital (to average assets)	37,464	8.1		> 18,604	> 4.0		> 23,255	> 5.0

December 31, 2008:
Total capital (to risk-weighted assets)	$33,637	11.7%	$	> 22,917	> 8.0%	$	> 28,646	> 10.0%
Tier 1 capital (to risk-weighted assets)	30,705	10.7		> 11,459	> 4.0		> 17,188	> 6.0
Tier 1 capital (to average assets)	30,705	8.1		> 15,260	> 4.0		> 19,075	> 5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

The Federal Reserve Board approved a final rule in February 2006 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. In its revisions to the Policy Statement, the Federal Reserve Board has raised the small BHC asset size threshold from $150 million to $500 million and amended the related qualitative criteria for determining eligibility as a small BHC for the purposes of the policy statement and the capital

Note 16 – Regulatory Matters (Continued)

guidelines. The policy statement facilitates the transfer of ownership of small community banks by permitting debt levels at small BHCs that are higher than what would typically be permitted for larger BHCs. Because small BHCs may, consistent with the policy statement, operate at a level of leverage that generally is inconsistent with the capital guidelines, the policy statement provides an exemption from such guidelines for small BHCs. Based on the policy statement, Embassy Bancorp, Inc. meets the eligibility criteria of a small BHC and is exempt from regulatory capital requirements administered by the federal banking agencies.

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

Note 17 - Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

Note 17 - Fair Value of Financial Instruments (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:
Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

December 31, 2009 Securities available for sale	$-	$72,795	$-	$72,795
December 31, 2008 Securities available for sale	$-	$54,251	$-	$54,251

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

December 31, 2009 Impaired loans	$-	$-	$328	$328
December 31, 2008 Impaired loans	$-	$-	$-	$-

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and 2008:

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

Note 17 - Fair Value of Financial Instruments (Continued)

Securities Available for Sale (Carried at Fair Value)

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under existing FASB guidance, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Note 17 - Fair Value of Financial Instruments (Continued)

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

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in Thousands)
Financial assets:
Cash and cash equivalents	$26,464	$26,464	$12,054	$12,054
Interest bearing time deposits	10,724	10,857	1,694	1,694
Securities available-for-sale	72,795	72,795	54,251	54,251
Loans receivable, net of allowance	346,320	351,075	316,648	321,814
Restricted investments in bank stock	2,109	2,109	2,075	2,075
Accrued interest receivable	1,615	1,615	1,197	1,197

Financial liabilities:
Deposits	381,284	373,087	307,570	316,726
Securities sold under agreements to repurchase and federal funds purchased	30,964	30,974	26,019	26,019
Long-term borrowings	17,016	17,197	23,162	24,203
Accrued interest payable	1,457	1,457	2,563	2,563

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

Note 18 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	Years Ending December 31,
	2009	2008
	(In Thousands)
ASSETS

Cash	$467	$100
Other assets	16	7
Investment in subsidiary	38,849	31,679
Total Assets	$39,332	$31,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$5,650	$1,400
Other liabilities	5	15
Stockholders’ equity	33,677	30,371
Total Liabilities and Stockholders’ Equity	$39,332	$31,786

STATEMENT OF INCOME

	Years Ending December 31,
	2009	2008
	(In Thousands)

Interest income on interest bearing deposits	$4	$-
Interest expense on borrowings	(282)	(1)
Other expenses	(99)	(6)
Undistributed net income of banking subsidiary	2,989	1,191
Income before income taxes	2,612	1,844
Income tax income (expense)	121	(658)
Net income	$2,733	$1,186

Note 18 – Parent Company Only Financial (Continued)

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2009	2008
	(in Thousands)

Cash Flows from Operating Activities:
Net income	$2,733	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets and liabilities	(19)	8
Equity in undistributed net income of banking subsidiary	(2,989)	(1,191)
Net Cash (Used in) Provided by Operating Activities	(275)	3

Cash Flows from Investing Activities:
Capital contribution to banking subsidiary	(3,771)	(1,317)
Net Cash Used in Investing Activities	(3,771)	(1,317)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	4,250	1,400
Proceeds from exercise of stock options	163	17
Purchase of treasury stock	-	(3)
Net Cash Provided by Financing Activities	4,413	1,414

Net Increase in Cash	367	100

Cash – Beginning	100	-

Cash - Ending	$467	$100

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. (T)	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2009, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item  10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10 has been omitted. Such information is incorporated herein by reference to a definitive proxy statement to be filed with the SEC within 120 days of December 31, 2009 in connection with the Company’s annual meeting of shareholders to be held on June 16, 2010.

Item  11.  EXECUTIVE COMPENSATION.

The information required by Part III, Item 11 has been omitted. Such information is incorporated herein by reference to a definitive proxy statement to be filed with the SEC within 120 days of December 31, 2009 in connection with the Company’s annual meeting of shareholders to be held on June 16, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12 has been omitted. Such information is incorporated herein by reference to a definitive proxy statement to be filed with the SEC within 120 days of December 31, 2009 in connection with the Company’s annual meeting of shareholders to be held on June 16, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13 has been omitted. Such information is incorporated herein by reference to a definitive proxy statement to be filed with the SEC within 120 days of December 31, 2009 in connection with the Company’s annual meeting of shareholders to be held on June 16, 2010.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following fees were incurred by the Company for 2009 and 2008:

	2009	2008
Audit fees (1)	$73,549	$63,699
Audit -related fees(2)	3,452	1,500
Tax fees(3)	8,384	6,561
All other fees	-	-

	$85,385	$71,760

(1)
Includes professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory, including out-of-pocket expenses.

(2)
Assurance and related services reasonably related to the performance of the audit or review of financial statements include the following:  assistance with implications from stock option exercise and lease accounting analysis.

(3)	Tax fees include the following: preparation of state and federal tax returns, assistance with calculating estimated tax payments, and assistance with tax exempt yield calculation.

These fees were approved in accordance with the Company’s Audit Committee’s policy.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      Financial Statement Schedules can be found under Item 8 of this report.

(b)      Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 1 of Registrant’s Form 8-A filed on December 11, 2008).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Embassy Bancorp, Inc. Option Plan (Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-8 filed on February 22, 2010).
10.2	Lease Agreement for the Rte. 512 Bethlehem Office (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 31, 2009).
10.3
Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, Pennsylvania (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 31, 2009).

10.4	Lease Addendum for additional space in the Rte. 512, Bethlehem Office (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 31, 2009).
10.5	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, Pennsylvania (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 31, 2009).
10.6	Lease Agreement for Tilghman Street location (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 31, 2009).
10.7	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 31, 2009).
10.8	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed on March 31, 2009).
10.9	Lease Agreement dated March 19, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 31, 2009).
10.10	Employment Agreement – D. Lobach, dated January 1, 2006 (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 31, 2009).
10.11	Employment Agreement – J. Hunsicker, dated January 1, 2006 (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 31, 2009).
10.12	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 31, 2009).
10.13	Supplemental Executive Retirement Plan dated January 5, 2009, for David M. Lobach (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed on March 31, 2009).
10.14	Supplemental Executive Retirement Plan dated January 5, 2009, for Judith A. Hunsicker (Incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K filed on March 31, 2009).
10.15	Supplemental Executive Retirement Plan dated January 5, 2009 for James R. Bartholomew (Incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed on March 31, 2009).
10.16	Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on December 24, 2009).
10.17	Subordinated Term Loan Note, date as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.2 of Registrant Form 8-K filed on December 24, 2009).
10.18	Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K filed on December 24, 2009.
10.19	Loan Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on December 24, 2009).
10.20	Subordinated Term Loan Note, dated as of November 11, 2008, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K filed on December 24, 2009).
10.21	Stock Pledge Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K filed on December 24, 2009).
10.22	First Allonge to Subordinated Term Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 8-K filed on December 24, 2009).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
14.1	Code of Conduct (Ethics).
21.	Subsidiaries of the Registrant.
23.	Consent of ParenteBeard LLC.

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
99.1	Whistleblower Policy.
99.2	Audit Committee Charter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

	By	/s/ David M. Lobach Jr.
David M. Lobach, Jr.
Dated: March 31, 2010		Chairman, President and Chief Executive Officer

Dated: March 31, 2010	By	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Ch ief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2010	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 31, 2010	/s/ John B. Brew Jr.
John B. Brew, Jr., Director

Dated: March 31, 2010	/s/ Robert P. Daday
Robert P. Daday, Director

Dated: March 31, 2010	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 31, 2010	/s/ Elmer D. Gates
Elmer D. Gates, Lead Director

Dated: March 31, 2010	/s/ M. Bernadette Holland
M. Bernadette Holland, Director

Dated: March 31, 2010	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 31, 2010	/s/ David M. Lobach Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 31, 2010	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 31, 2010	/s/ Frank Banko
Frank Banko, Director

Dated: March 31, 2010	/s/ John T. Yurconic
John T. Yurconic, Director

65