Form 10-Q
period 2010-03-31
Embassy Bancorp, Inc.
filed 2010-05-14
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 OR

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
Yes ☐  No ☐
Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK	($1.00 Par Value)	6,940,110
Number of shares outstanding as of April 30, 2010	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.
Part I – Financial Information
Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2010	2009
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$4,057	$4,108
Interest bearing demand deposits with banks	9,808	13,981
Federal funds sold	12,342	8,375

Cash and Cash Equivalents	26,207	26,464

Interest bearing time deposits	7,459	10,724
Securities available for sale	77,446	72,795
Restricted investment in bank stock	2,109	2,109
Loans receivable, net of allowance for loan losses of $3,730 in 2010; $3,598 in 2009	356,025	346,320
Premises and equipment, net of accumulated depreciation	2,580	2,465
Deferred income taxes	107	199
Accrued interest receivable	1,582	1,615
Other assets	2,518	2,498

Total Assets	$476,033	$465,189

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$23,552	$25,785
Interest bearing	364,143	355,499

Total Deposits	387,695	381,284

Securities sold under agreements to repurchase and federal funds purchased	36,257	30,964
Long-term borrowings	15,066	17,016
Accrued interest payable	906	1,457
Other liabilities	1,239	791

Total Liabilities	441,163	431,512

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2010 issued 6,940,663 shares; outstanding 6,940,310 shares;
2009 issued 6,940,663 shares; outstanding 6,940,310 shares;	6,941	6,941
Surplus	22,900	22,900
Accumulated earnings	3,468	2,455
Accumulated other comprehensive income	1,564	1,384
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	34,870	33,677

Total Liabilities and Stockholders' Equity	$476,033	$465,189

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$4,939	$4,671
Securities, taxable	581	627
Securities, non-taxable	217	19
Federal funds sold, and other	7	8
Interest on time deposits	43	46
Total Interest Income	5,787	5,371

INTEREST EXPENSE

Deposits	1,320	2,217
Securities sold under agreements to repurchase and federal funds purchased	117	169
Short-term borrowings	-	17
Long-term borrowings	196	238
Total Interest Expense	1,633	2,641

Net Interest Income	4,154	2,730

PROVISION FOR LOAN LOSSES	180	172

Net Interest Income after Provision for Loan Losses	3,974	2,558

OTHER INCOME

Credit card processing fees	170	118
Other service fees	82	68
Total Other Income	252	186

OTHER EXPENSES

Salaries and employee benefits	1,207	1,010
Occupancy and equipment	482	319
Data processing	231	163
Credit card processing	161	108
Advertising and promotion	157	121
Professional fees	95	85
FDIC insurance	169	163
Insurance	11	10
Loan department	25	32
Charitable contributions	109	90
Other	149	149
Total Other Expenses	2,796	2,250

Income before Income Taxes	1,430	494

INCOME TAX EXPENSE	417	170

Net Income	$1,013	$324

BASIC EARNINGS PER SHARE	$0.15	$0.05

DILUTED EARNINGS PER SHARE	$0.14	$0.04

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2010 and 2009

	Common Stock	Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2008	6,891	22,787	(278)	974	(3)	30,371

Comprehensive income:
Net income	-	-	324	-	-	324
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	130	-	130

Total Comprehensive Income						454

Exercise of stock options, 2,031 shares	2	7	-	-	-	9

BALANCE - MARCH 31, 2009	$6,893	$22,794	$46	$1,104	$(3)	$30,834

BALANCE - DECEMBER 31, 2009	6,941	22,900	2,455	1,384	(3)	33,677

Comprehensive income:
Net income	-	-	1,013	-	-	1,013
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	180	-	180

Total Comprehensive Income						1,193

BALANCE - MARCH 31, 2010	$6,941	$22,900	$3,468	$1,564	$(3)	$34,870

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,013	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	172
(Accretion) amortization of deferred loan costs	(28)	48
Depreciation and amortization	144	104
Net amortization of investment security premiums and discounts	23	2
Decrease (increase) in accrued interest receivable	33	(23)
Increase in other assets	(20)	(116)
Decrease in accrued interest payable	(551)	(81)
Increase in other liabilities	448	7,093

Net Cash Provided by Operating Activities	1,242	7,523

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(6,574)	(14,101)
Maturities, calls and principal repayments of securities available for sale	2,172	2,497
Net increase in loans	(9,857)	(10,490)
Increase in restricted investment in bank stock	-	(34)
Net maturities (purchases) of interest bearing time deposits	3,265	(10,013)
Purchases of premises and equipment	(259)	(31)

Net Cash Used in Investing Activities	(11,253)	(32,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,411	42,521
Net increase in securities sold under agreements to repurchase and federal funds purchased	5,293	10,431
Proceeds from long-term borrowed funds	50	2,100
Repayment of long-term borrowed funds	(2,000)	-
Proceeds from the exercise of stock options	-	9

Net Cash Provided by Financing Activities	9,754	55,061

Net (Decrease) Increase in Cash and Cash Equivalents	(257)	30,412

CASH AND CASH EQUIVALENTS - BEGINNING	26,464	12,054

CASH AND CASH EQUIVALENTS - ENDING	$26,207	$42,466

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,184	$2,722

Income taxes paid	$176	$80

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
The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 8-03 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009, included in the Form 10-K of Embassy Bancorp, Inc. filed with the Securities and Exchange Commission (“SEC”).

Effective April 1, 2009, the Company adopted ASC Topic 855, Subsequent Events. This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2010.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2009.

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

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 4 – Comprehensive Income

The only other comprehensive income item that the Company presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains for the three months ended March 31, 2010 and 2009, respectively, are as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Unrealized holding gains on securities available for sale	$272	$197
Less: Reclassification adjustment for realized gains (losses)	-	-
	272	197
Tax effect	(92)	(67)
Net unrealized gains	$180	$130

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

	Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands, except per share data)

Net income	$1,013	$324

Weighted average shares outstanding	6,941	6,891
Dilutive effect of potential common shares, stock options	350	408

Diluted weighted average common shares outstanding	7,291	7,299
Basic earnings per share	$0.15	$0.05
Diluted earnings per share	$0.14	$0.04

Stock options for 72,739 and 74,764 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2010 and 2009, respectively, because they are not dilutive.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.8 million of standby letters of credit outstanding as of March 31, 2010. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.5 million. The current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not considered material.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2010, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $184.6 million, of which $9.4 million was outstanding in long-term loans. Long-term loans with FHLB of $11.4 million were outstanding at December 31, 2009. There were no short-term advances outstanding at March 31, 2010. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at March 31, 2010 and December 31, 2009. Advances from this line are unsecured.

The Company has two lines of credit with Univest National Bank and Trust Company (“Univest”) totaling $10 million. As of March 31, 2010 and December 31, 2009, the outstanding balance was $5.7 million and $5.6 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank Common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Securities Available For Sale

At March 31, 2010 and December 31, 2009, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2010:
U.S. Government agencies	$18,566	$452	$(46)	$18,972
Municipal bonds	32,680	927	(82)	33,525
Mortgage-backed securities - residential	20,044	887	-	20,931
Corporate Bonds	3,786	232	-	4,018
Total	$75,075	$2,499	$(128)	$77,446

December 31, 2009:
U.S. Government agencies	$16,583	$500	$-	$17,083
Municipal bonds	28,157	514	(97)	28,574
Mortgage-backed securities - residential	22,170	949	-	23,119
Corporate Bonds	3,787	232	-	4,019
Total	$70,697	$2,195	$(97)	$72,795

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8 – Securities Available For Sale (Continued)

The amortized cost and fair value of securities as of March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$10,755	$11,013
Due after one year through five years	12,675	13,280
Due after five years through ten years	6,555	6,838
Due after ten years	25,046	25,384
	55,031	56,515

Mortgage-backed securities	20,044	20,931
	$75,075	$77,446

There were no sales of securities for the three months ended March 31, 2010. Sales of securities in 2009 totaled $3.1 million with net gains of $174 thousand; the proceeds were used, in part, to pay down FHLB debt.

Securities with a carrying value of $60.4 million and $49.2 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:	(In Thousands)

U.S. Government agencies	$1,946	$(46)	$-	$-	$1,946	$(46)
Municipal bonds	7,666	(82)	-	-	7,666	(82)
Total Temporarily Impaired Securities	$9,612	$(128)	$-	$-	$9,612	$(128)

December 31, 2009:

Municipal bonds	$2,860	$(97)	$-	$-	$2,860	$(97)
Total Temporarily Impaired Securities	$2,860	$(97)	$-	$-	$2,860	$(97)

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8 – Securities Available For Sale (Continued)

The Company had 20 securities in an unrealized loss position at March 31, 2010. Unrealized losses detailed above relate to U.S. Government agency and municipal securities and the decline in fair value is due only to interest rate fluctuations. As of March 31, 2010, the Company does not intend to sell, or more likely than not, expected to be required to sell, such securities. None of the individual unrealized losses are significant.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale are evaluated for OTTI under ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities.

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

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of March 31, 2010 the Company has the intent and ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

Note 9 – Restricted Investment In Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2010 and December 31, 2009, respectively, the value of our FHLB stock totaled $2.1 million.

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

Note 9 – Restricted Investment In Bank Stock (Continued)

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three months ended March 31, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 10 – Fair Value Measurements

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

March 31, 2010 Securities available for sale	$-	$77,446	$-	$77,446
December 31, 2009 Securities available for sale	$-	$72,795	$-	$72,795

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
March 31, 2010 Impaired loans	$-	$-	$315	$315
December 31, 2009 Impaired loans	$-	$-	$328	$328

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 10 – Fair Value Measurements (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010:

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

Securities (Carried at Fair Value)

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use, along with indicative exit pricing obtained from broker/dealers (where available), were used to support fair values of certain Level 3 investments.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates and projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2010 the fair value consists of the loan balances of $535 thousand, with an associated valuation allowance of $220 thousand.

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

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 10 – Fair Value Measurements (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$26,207	$26,207	$26,464	$26,464
Interest bearing time deposits	7,459	7,629	10,724	10,857
Securities available-for-sale	77,446	77,446	72,795	72,795
Loans receivable, net of allowance	356,025	360,173	346,320	351,075
Restricted investments in bank stock	2,109	2,109	2,109	2,109
Accrued interest receivable	1,582	1,582	1,615	1,615

Financial liabilities:
Deposits	387,695	379,905	381,284	373,087
Long-term borrowings	15,066	15,337	17,016	17,197
Accrued interest payable	906	906	1,457	1,457

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

Note 11 – New Accounting Standards

ASU 2010-08

The FASB has issued ASU 2010-08, Technical Corrections to Various Topics, thereby amending the Codification. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments.

The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The Company does not believe this new guidance will have a material effect on its consolidated financial statements.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 11 – New Accounting Standards (Continued)

ASU 2010-09

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company is currently reviewing the effect the new pronouncement will have on its consolidated financial statements.

See notes to consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2010 and for the three month period ended March 31, 2010 and 2009, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

The Company’s assets grew $10.8 million from $465.2 million at December 31, 2009 to $476.0 million at March 31, 2010 due to the purchase of short and long term investment securities and loan growth, which were funded through strong deposit growth as well as securities purchased under agreements to repurchase.

Net income for the three months ended March 31, 2010 was $1.0 million compared to a net income for the three months ended March 31, 2009 of $324 thousand. Due to the current interest rate environment, the cost of deposits has decreased. Furthermore, due to the current competitive nature of lending, loan yields have decreased as well. Loan yields, however, have decreased at a slower pace than the cost of deposits. The result has been an increase in the net interest margins as compared to 2009. Net income is anticipated to increase as the Bank increases its deposit base and generates additional loan volume. The additional branch locations opened in 2009 and 2010 are expected to add expenses which, over time, should be offset by the increase in net interest income generated by branch activities.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2010 increased $416 thousand to $5.8 million as compared with $5.4 million for the three months ended March 30, 2009 as a result of growth in the loan and investment portfolios. Average earning assets were $456.7 million for the three months ended March 31, 2010 compared to $402.3 million for the three months ended March 31, 2009. The yield on average earning assets was 5.22% for the first quarter of 2010 compared to 5.42% for the first quarter of 2009.

Total interest expense for the three months ended March 31, 2010 decreased $1.0 million to $1.6 million as compared with $2.6 million for the three months ended March 31, 2009, primarily due to decreases in deposit rates. Average interest bearing liabilities were $410.2 million for the three months ended March 31, 2010 compared to $360.5 million for the three months ended March 31, 2009. The yield on average interest bearing liabilities was 1.61% for the first quarter of 2010 compared to 2.97% for the first quarter of 2009. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended March 31, 2010 was $4.2 million compared to $2.7 million for the three months ended March 31, 2009. The improvement in net interest income for the three months ended March 31, 2010 is a result of growth in the loan and investment portfolios and decreases in the interest expense associated with deposits and other borrowed funds. The Company’s net interest margin for the three months ended March 31, 2010 increased 90 basis points to 3.66% from 2.76% for the three months ended March 31, 2009, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending, which kept loan rates relatively level in relation to overall market rate reductions.

Below is a table which sets forth average balances and corresponding yields for the three month periods ended March 31, 2010 and March 31, 2009, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (year to date)

	Three Months Ended March 31,
	2010			2009

	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield
	(Dollars In Thousands)
ASSETS
Total loans	$355,989	$4,939	5.63%	$324,681	$4,671	5.84%
Investment securities - taxable	55,768	581	4.17%	55,994	627	4.48%
Investment securities - non-taxable	22,008	217	5.90%	1,928	19	5.85%
Federal funds sold	3,563	2	0.23%	12,233	8	0.28%
Time deposits	9,559	43	1.82%	7,032	46	2.63%
Interest bearing deposits with banks	9,862	5	0.21%	470	-	0.08%

TOTAL INTEREST EARNING ASSETS	456,749	5,787	5.22%	402,338	5,371	5.42%

Less allowance for loan losses	(3,662)			(2,984)
Other assets	17,575			12,053

TOTAL ASSETS	$470,662			$411,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$32,933	$53	0.65%	$33,624	$134	1.62%
Savings	206,848	659	1.29%	118,103	705	2.42%
Certificates of deposit	119,967	608	2.06%	156,996	1,378	3.56%
Securities sold under agreements to repurchase and other borrowings	50,482	313	2.51%	51,780	424	3.32%

TOTAL INTEREST BEARING LIABILITIES	410,230	1,633	1.61%	360,503	2,641	2.97%

Non-interest bearing demand deposits	23,249			16,541
Other liabilities	2,260			3,486
Stockholders' equity	34,923			30,877

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$470,662			$411,407

Net interest income		$4,154			$2,730
Net interest spread			3.61%			2.45%
Net interest margin			3.66%			2.76%

Provision for Loan Losses

For the three months ended March 31, 2010, management has provided a provision for loan losses of $180 thousand, as compared to $172 thousand for the same period ended March 31, 2009. Interest in the amount of $15 thousand was charged off on one loan in the first quarter of 2009 when the loan was placed into non-accrual. Principal in the amount of $49 thousand was charged off on one loan, while principal in the amount of $1 thousand was recovered on one loan in the first quarter of 2010. The allowance for loan losses is $3.7 million as of March 31, 2010, which is 1.05% of outstanding loans, compared to $3.1 million or 0.94% of outstanding loans as of March 31, 2009. At December 31, 2009, the allowance for loan losses of $3.6 million represented 1.03% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	March 31,
	2010	2009
	(In Thousands)

Loans receivable at end of period	$356,025	$330,007

Allowance for loan losses:
Balance, beginning	$3,598	$2,932
Provision for loan losses	180	172
Loans charged off	(49)	(15)
Recoveries	1	-
Balance at end of period	$3,730	$3,089

Allowance for loan losses to loans receivable at end of period	1.05%	0.94%

Non-interest Income

Total non-interest income was $252 thousand for the three month period ended March 31, 2010 compared to $186 thousand for the same period in 2009. The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $546 thousand or 24.3% from $2.3 million for the three months ended March 31, 2009 to $2.8 million for the same period ended March 31, 2010. The increase is due to: an increase of $197 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $163 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office and the new branch offices; an increase of $68 thousand in data processing expenses; an increase of $53 thousand in credit card expense; an increase of $36 thousand in advertising; an increase of $10 thousand in professional fees; an increase of $6 thousand in FDIC insurance; and an increase of $19 thousand in charitable contributions, offset by a decrease of $7 thousand in loan expenses.

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted (the “SOX”). The stated goals of the SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosure pursuant to the securities laws. The SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. The Company implemented the SOX management attestation requirement on internal control over financial reporting as of December 31, 2007. Management anticipates third party compliance expenses for ongoing compliance with the SOX.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for three months ended March 31, 2010 totaled $417 thousand, or 29.2% of income before taxes. The provision for income taxes for the three months ended March 31, 2009 totaled $170 thousand, or 34.4%. The reduction in the tax rate is a result of an increase in the tax-free investment portfolio.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2010. The Bank did not make any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2010 were $77.4 million compared to $72.8 million at December 31, 2009. The increase in the investment portfolio is the result of municipal bond and U.S. government agency bond purchases, offset by principal payments on U.S. government agency mortgage-backed securities. The carrying value of the securities portfolio as of March 31, 2010 includes a net unrealized gain of $2.4 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $2.1 million at December 31, 2009. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2009. No securities are deemed to be other than temporarily impaired.

Restricted investments in bank stock consists of FHLB stock and ACBB stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost. The Company had $2.1 million of FHLB stock and $40 thousand of ACBB stock as of March 31, 2010.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of March 31, 2010.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2010 increased $9.7 million to $356.0 million from $346.3 million at December 31, 2009. The loan to deposit ratio has increased from 91.8% at December 31, 2009 to 92.8% at March 31, 2010. The Bank’s loan portfolio at March 31, 2010 was comprised of consumer loans of $166.2 million, an increase of $4.8 million from December 31, 2009, and commercial loans of $193.6 million, an increase of $5.0 million from December 31, 2009, before the allowance for loan losses and deferred costs. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $132 thousand to $3.7 million at March 31, 2010 from $3.6 million at December 31, 2009. At March 31, 2010 and December 31, 2009, the allowance for loan losses represented 1.05% and 1.03%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

There was a recorded investment in impaired loans at March 31, 2010 of $4.7 million compared to $4.8 million at December 31, 2009 and none at March 31, 2009. The March 31, 2010 impairment required an allowance for loan losses of $220 thousand. Non-performing loans were 1.26% and 0.00% of total loans at March 31, 2010 and 2009, respectively.

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $115 thousand from December 31, 2009 to March 31, 2010.

Deposits

Total deposits at March 31, 2010 increased $6.4 million to $387.7 million from $381.3 million at December 31, 2009. Savings deposits increased by $9.4 million, offset by time deposits which decreased by $2.3 million, and demand deposits which decreased by $695 thousand. The significant growth in savings deposits is attributed to successful promotions along with a shift of funds from time deposit accounts.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $26.2 million at March 31, 2010, compared to $26.5 million at December 31, 2009.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2010, the Company had $77.4 million of available for sale securities. Securities with carrying values of approximately $60.4 and $49.2 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $184.6 million, of which $9.4 million was outstanding in long-term loans at March 31, 2010. With respect to the long-term loans, $1.5 million mature in 2012, and $7.9 million mature in 2013. The Bank also has a line of credit with the FHLB and the ACBB of approximately $25.0 million and $6.0 million, respectively of which none was outstanding at March 31, 2010. All FHLB borrowings are secured by qualifying assets of the Bank and advances from the ACBB line are unsecured.

The Company has two lines of credit totaling $10 million with Univest, of which $5.7 million was outstanding at March 31, 2010. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $63.7 million at March 31, 2010. The Company also has letters of credit outstanding of $3.8 million at March 31, 2010. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $34.9 million as of March 31, 2010, representing a net increase of $1.2 million from December 31, 2009. The increase in capital was a result of the net income of $1.0 million, and the increase in unrealized holding gains on available for sale securities of $180 thousand.

The following table provides a comparison of the Bank’s risk based capital ratios and leverage ratios (dollars in thousands):

	March 31, 2010	December 31, 2009
	(Dollars In Thousands)

Tier I, common stockholders' equity	$38,561	$37,464
Tier II, allowable portion of allowance for loan losses	3,730	3,598

Total capital	$42,291	$41,062

Tier I risk based capital ratio	11.7%	11.7%

Total risk based capital ratio	12.8%	12.8%

Tier I leverage ratio	8.2%	8.1%

At March 31, 2010, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2010, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable

Item 4 – (Removed and Reserved)

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation as amended (conformed).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Form of Stock Option Grant Agreement – Directors.
10.2	Form of Stock Option Grant Agreement – Executive Officers.
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 14, 2010	By:	/s/	David M. Lobach Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 14, 2010	By:	/s/	Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary
and Chief Financial Officer