Form 10-Q
period 2010-06-30
Embassy Bancorp, Inc.
filed 2010-08-13
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 OR

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
Yes ☐  No ☐                                                       Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
COMMON STOCK
Number of shares outstanding as of August 11, 2010	($1.00 Par Value)	7,049,316
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.
Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2010	2009
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$4,034	$4,108
Interest bearing demand deposits with banks	9,661	13,981
Federal funds sold	17,210	8,375

Cash and Cash Equivalents	30,905	26,464

Interest bearing time deposits	7,461	10,724
Securities available for sale	76,825	72,795
Restricted investment in bank stock	2,109	2,109
Loans receivable, net of allowance for loan losses of $4,034 in 2010; $3,598 in 2009	368,140	346,320
Premises and equipment, net of accumulated depreciation	2,622	2,465
Deferred income taxes	87	199
Accrued interest receivable	1,676	1,615
Other assets	2,347	2,498

Total Assets	$492,172	$465,189

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$27,217	$25,785
Interest bearing	378,845	355,499

Total Deposits	406,062	381,284

Securities sold under agreements to repurchase and federal funds purchased	34,722	30,964
Long-term borrowings	13,586	17,016
Accrued interest payable	1,000	1,457
Other liabilities	1,186	791

Total Liabilities	456,556	431,512

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2010 issued 7,041,615 shares; outstanding 7,041,262 shares;
2009 issued 6,940,663 shares; outstanding 6,940,310 shares	7,042	6,941
Surplus	22,668	22,900
Accumulated earnings	4,308	2,455
Accumulated other comprehensive income	1,601	1,384
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	35,616	33,677

Total Liabilities and Stockholders' Equity	$492,172	$465,189

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,104	$4,843	$10,043	$9,514
Securities, taxable	571	681	1,152	1,308
Securities, non-taxable	232	106	449	125
Federal funds sold, and other	8	9	15	17
Interest on time deposits	30	71	73	117
Total Interest Income	5,945	5,710	11,732	11,081

INTEREST EXPENSE

Deposits	1,237	2,080	2,557	4,297
Securities sold under agreements to repurchase and federal funds purchased	105	127	222	296
Short-term borrowings	-	-	-	17
Long-term borrowings	195	281	391	519
Total Interest Expense	1,537	2,488	3,170	5,129

Net Interest Income	4,408	3,222	8,562	5,952

PROVISION FOR LOAN LOSSES	303	195	483	367

Net Interest Income after Provision for Loan Losses	4,105	3,027	8,079	5,585

OTHER INCOME

Credit card processing fees	200	126	370	244
Other service fees	92	81	174	149
Total Other Income	292	207	544	393

OTHER EXPENSES

Salaries and employee benefits	1,249	1,009	2,456	2,019
Occupancy and equipment	525	384	1,007	703
Data processing	207	174	438	337
Credit card processing	187	116	348	224
Advertising and promotion	194	114	351	235
Professional fees	97	136	192	221
FDIC insurance	170	283	339	446
Insurance	8	13	19	23
Loan department	36	35	61	67
Charitable contributions	77	63	186	153
Other	264	119	413	268
Total Other Expenses	3,014	2,446	5,810	4,696

Income before Income Taxes	1,383	788	2,813	1,282

INCOME TAX EXPENSE	402	234	819	404

Net Income	$981	$554	$1,994	$878

BASIC EARNINGS PER SHARE	$0.14	$0.08	$0.29	$0.13

DILUTED EARNINGS PER SHARE	$0.13	$0.08	$0.27	$0.12

DIVIDENDS PER SHARE	$0.02	$-	$0.02	$-

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2010 and 2009

	Common Stock	Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)

BALANCE - DECEMBER 31, 2008	6,891	22,787	(278)	974	(3)	30,371

Comprehensive income:
Net income	-	-	878	-	-	878
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	137	-	137

Total Comprehensive Income						1,015

Exercise of stock options, 21,032 shares	21	60	-	-	-	81

BALANCE - JUNE 30, 2009	$6,912	$22,847	$600	$1,111	$(3)	$31,467

BALANCE - DECEMBER 31, 2009	6,941	22,900	2,455	1,384	(3)	33,677

Comprehensive income:
Net income	-	-	1,994	-	-	1,994
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	217	-	217

Total Comprehensive Income						2,211

Dividend declared, $0.02 per share			(141)			(141)
Exercise of stock options, 258,021 shares	258	475	-	-	-	733
Stock tendered for funding exercise of stock options and tax expense, 157,069 shares	(157)	(707)	-	-	-	(864)

BALANCE - JUNE 30, 2010	$7,042	$22,668	$4,308	$1,601	$(3)	$35,616

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Six Months ended June 30,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,994	$878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	483	367
(Accretion) amortization of deferred loan costs	(50)	89
Depreciation and amortization	301	208
Net amortization of investment security premiums and discounts	45	14
Increase in accrued interest receivable	(61)	(287)
Decrease (increase) in other assets	151	(78)
(Decrease) increase in accrued interest payable	(457)	27
Increase (decrease) in other liabilities	395	(101)

Net Cash Provided by Operating Activities	2,801	1,117

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(8,489)	(21,158)
Maturities, calls and principal repayments of securities available for sale	4,743	5,679
Net increase in loans	(22,253)	(21,344)
Increase in restricted investment in bank stock	-	(34)
Net maturities (purchases) of interest bearing time deposits	3,263	(9,775)
Purchases of premises and equipment	(458)	(203)

Net Cash Used in Investing Activities	(23,194)	(46,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,778	57,289
Net increase in securities sold under agreements to repurchase and federal funds purchased	3,758	1,469
Proceeds from long-term borrowed funds	-	2,800
Payment of long-term borrowed funds	(3,430)	(1,850)
Net payment of stock tendered	(131)	-
Proceeds from the exercise of stock options	-	81
Dividends paid	(141)	-

Net Cash Provided by Financing Activities	24,834	59,789

Net Increase in Cash and Cash Equivalents	4,441	14,071

CASH AND CASH EQUIVALENTS - BEGINNING	26,464	12,054

CASH AND CASH EQUIVALENTS - ENDING	$30,905	$26,125

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,627	$5,102

Income taxes paid	$876	$601

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009, included in the Form 10-K of Embassy Bancorp, Inc. filed with the Securities and Exchange Commission (“SEC”).

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2010 through the date those consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2009.

Note 3 – Stockholders Equity

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

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 4 – Comprehensive Income

The only other comprehensive income item that the Company presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains for the three and six months ended June 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Change in unrealized holding gains on securities available for sale	$57	$10	$329	$207
Less: Reclassification adjustment for realized gains	-	-	-	-
	57	10	329	207
Tax effect	(20)	(3)	(112)	(70)
Change in net unrealized gains	$37	$7	$217	$137

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars In Thousands, except per share data)		(Dollars In Thousands, except per share data)

Net income	$981	$554	$1,994	$878

Weighted average shares outstanding	7,000	6,902	6,971	6,897
Dilutive effect of potential common shares, stock options	272	378	311	390

Diluted weighted average common shares outstanding	7,272	7,280	7,282	7,287
Basic earnings per share	$0.14	$0.08	$0.29	$0.13
Diluted earnings per share	$0.13	$0.08	$0.27	$0.12

Stock options for 72,739 and 73,339 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2010 and 2009, respectively, because they are not dilutive to earnings.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.4 million of standby letters of credit outstanding as of June 30, 2010. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.1 million. The current amount of the liability as of June 30, 2010 for guarantees under standby letters of credit issued is not considered material.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2010, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $190.0 million, of which $7.9 million was outstanding in long-term loans. Long-term loans with FHLB of $11.4 million were outstanding at December 31, 2009. There were no short-term advances outstanding at June 30, 2010. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at June 30, 2010 and December 31, 2009. Advances from this line are unsecured.

The Company has two lines of credit with Univest National Bank and Trust Company (“Univest”) totaling $10 million. As of June 30, 2010 and December 31, 2009, the outstanding balance was $5.7 million and $5.6 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank Common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Securities Available For Sale

At June 30, 2010 and December 31, 2009, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010:	(In Thousands)

U.S. Government agencies	$18,557	$551	$-	$19,108
Municipal bonds	32,683	740	(20)	33,403
Mortgage-backed securities - residential	19,374	941	-	20,315
Corporate Bonds	3,784	215	-	3,999
Total	$74,398	$2,447	$(20)	$76,825

December 31, 2009:

U.S. Government agencies	$16,583	$500	$-	$17,083
Municipal bonds	28,157	514	(97)	28,574
Mortgage-backed securities - residential	22,170	949	-	23,119
Corporate Bonds	3,787	232	-	4,019
Total	$70,697	$2,195	$(97)	$72,795

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8 – Securities Available For Sale (Continued)

The amortized cost and fair value of securities as of June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$10,253	$10,402
Due after one year through five years	13,179	13,722
Due after five years through ten years	6,676	6,995
Due after ten years	24,916	25,391
	55,024	56,510

Mortgage-backed securities	19,374	20,315
	$74,398	$76,825

There were no sales of securities for the six months ended June 30, 2010 and 2009. Sales of securities for the year ended December 31, 2009 totaled $3.1 million with net gains of $174 thousand; the proceeds were used, in part, to pay down FHLB debt.

Securities with a carrying value of $53.2 million and $49.2 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)		(In Thousands)		(In Thousands)
June 30, 2010:

Municipal bonds	$1,790	$(20)	$-	$-	$1,790	$(20)
Total Temporarily Impaired Securities	$1,790	$(20)	$-	$-	$1,790	$(20)

December 31, 2009:

Municipal bonds	$2,860	$(97)	$-	$-	$2,860	$(97)
Total Temporarily Impaired Securities	$2,860	$(97)	$-	$-	$2,860	$(97)

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8 – Securities Available For Sale (Continued)

The Company had six (6) securities in an unrealized loss position at June 30, 2010. Unrealized losses detailed above relate to municipal securities and the decline in fair value is due only to interest rate fluctuations. As of June 30, 2010, the Company does not intend to sell, or more likely than not, expect to be required to sell, such securities. None of the individual unrealized losses are significant.

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

As of June 30, 2010 the Company has the intent and ability to hold the aforementioned six (6) securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

Note 9 – Restricted Investment In Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2010 and December 31, 2009, the value of the Company’s FHLB stock totaled $2.1 million.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three and six months ended June 30, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009, respectively are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

June 30, 2010 Securities available for sale	$-	$76,825	$-	$76,825
December 31, 2009 Securities available for sale	$-	$72,795	$-	$72,795

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009, respectively are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

June 30, 2010 Securities available for sale	$-	$-	$1,147	$1,147
December 31, 2009 Securities available for sale	$-	$-	$328	$328

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 10 – Fair Value Measurements (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010:

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

Securities (Carried at Fair Value)

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use, along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses and market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates and projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under ASC Topic 310, Accounting by Creditors for Impairment of a Loan. Under this topic, impairment is generally measured based on the fair value of the collateral securing the loan. Fair value of the collateral is generally determined based upon independent third-party appraisals or discounted cash flows based upon expected proceeds from the liquidation of such collateral.

At June 30, 2010, of the impaired loans having an aggregate balance of $5.4 million, $3.6 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.8 million in impaired loans, an aggregate valuation allowance of $628 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans. This valuation allowance required an increase in the allowance for loan losses of $628 thousand.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$30,905	$30,905	$26,464	$26,464
Interest bearing time deposits	7,461	7,601	10,724	10,857
Securities available-for-sale	76,825	76,825	72,795	72,795
Loans receivable, net of allowance	368,140	374,572	346,320	351,075
Restricted investments in bank stock	2,109	2,109	2,109	2,109
Accrued interest receivable	1,676	1,676	1,615	1,615

Financial liabilities:
Deposits	406,062	403,635	381,284	373,087
Securities sold under agreements to repurchase and federal funds purchased	34,722	34,731	30,964	30,974
Long-term borrowings	13,586	14,096	17,016	17,197
Accrued interest payable	1,000	1,000	1,457	1,457

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

Note 11 – New Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2010-08, Technical Corrections to Various Topics, thereby amending the Codification. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. Generally Accepted Accounting Principles (“GAAP”). However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments.

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

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The new pronouncement had no effect on the Company’s consolidated financial statements.

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company is currently reviewing the effect the new pronouncement will have on its consolidated financial statements.

ASU 20100-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

See notes to consolidated financial statements.

Embassy Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 11 – New Accounting Standards (Continued)

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company is currently reviewing the effect the new pronouncement will have on its consolidated financial statements.

See notes to consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets grew $27.0 million from $465.2 million at December 31, 2009 to $492.2 million at June 30, 2010 due to the purchase of short and long term investment securities and loan growth, which were funded through strong deposit growth as well as securities purchased under agreements to repurchase.

Net income for the three months ended June 30, 2010 was $1.0 million compared to a net income for the three months ended June 30, 2009 of $554 thousand. Net income for the six months ended June 30, 2010 was $2.0 million compared to a net income for the six months ended June 30, 2009 of $878 thousand. Due to the current interest rate environment, the cost of deposits has decreased. Furthermore, due to the current competitive nature of lending, loan yields have decreased as well. Loan yields, however, have decreased at a slower pace than the cost of deposits. The result has been an increase in the net interest margins as compared to 2009. Net income is anticipated to increase as the Bank increases its deposit base and generates additional loan volume. The additional branch locations opened in 2009 and 2010 are expected to add expenses which, over time, should be offset by the increase in net interest income generated by branch activities.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2010 increased $235 thousand to $5.9 million, as compared with $5.7 million for the three months ended June 30, 2009, as a result of growth in the loan and investment portfolios. Average earning assets were $470.9 million for the three months ended June 30, 2010 compared to $437.4 million for the three months ended June 30, 2009. The yield on average earning assets was 5.16% for the second quarter of 2010 compared to 5.28% for the second quarter of 2009.

Total interest expense for the three months ended June 30, 2010 decreased $1.0 million to $1.5 million as compared with $2.5 million for the three months ended June 30, 2009, primarily due to decreases in deposit rates. Average interest bearing liabilities were $422.6 million for the three months ended June 30, 2010 compared to $391.8 million for the three months ended June 30, 2009. The yield on average interest bearing liabilities was 1.46% for the second quarter of 2010 compared to 2.55% for the second quarter of 2009. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended June 30, 2010 was $4.4 million compared to $3.2 million for the three months ended June 30, 2009. The improvement in net interest income for the three months ended June 30, 2010 is a result of growth in the loan and investment portfolios and decreases in the interest expense associated with deposits and other borrowed funds. The Company’s net interest margin for the three months ended June 30, 2010 increased 85 basis points to 3.85% as compared to 3.00% for the three months ended June 30, 2009, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending, which kept loan rates relatively level in relation to overall market rate reductions.

Total interest income for the six months ended June 30, 2010 increased $600 thousand to $11.7 million as compared with $11.1 million for the six months ended June 30, 2009 as a result of growth in the loan and investment portfolios. Average earning assets were $463.8 million for the six months ended June 30, 2010 compared to $419.9 million for the six months ended June 30, 2009. The yield on average earning assets was 5.19% for the six months ended June 30, 2010 compared to 5.35% for the six months ended June 30, 2009.

Total interest expense for the six months ended June 30, 2010 decreased $1.9 million to $3.2 million as compared with $5.1 million for the six months ended June 30, 2009, primarily due to decreases in deposit rates. Average interest bearing liabilities were $416.5 million for the six months ended June 30, 2010 compared to $376.2 million for the six months ended June 30, 2009. The yield on average interest bearing liabilities was 1.54% for the six months ended June 30, 2010 compared to 2.75% for the six months ended June 30, 2009. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the six months ended June 30, 2010 was $8.6 million compared to $6.0 million for the six months ended June 30, 2009. The improvement in net interest income for the six months ended June 30, 2010 is a result of growth in the loan and investment portfolios and decreases in the interest expense associated with deposits and other borrowed funds. The Company’s net interest margin for the six months ended June 30, 2010 increased 93 basis points to 3.81% as compared to 2.88% for the six months ended June 30, 2009, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending, which kept loan rates relatively level in relation to overall market rate reductions.

Below is a table which sets forth average balances and corresponding yields for the three and six month periods ended June 30, 2010 and June 30, 2009, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$365,612	$5,103	5.60%	$336,349	$4,843	5.78%
Loans - non-taxable	216	1	2.69%	-	-	-
Investment securities - taxable	55,278	571	4.13%	60,659	681	4.49%
Investment securities - non-taxable	23,580	232	5.89%	10,456	106	6.11%
Federal funds sold	8,337	3	0.14%	14,781	8	0.22%
Time deposits	7,459	30	1.61%	11,619	71	2.45%
Interest bearing deposits with banks	10,384	5	0.19%	3,501	1	0.11%

TOTAL INTEREST EARNING ASSETS	470,866	5,945	5.16%	437,365	5,710	5.28%

Less allowance for loan losses	(3,810)			(3,150)
Other assets	19,249			11,771

TOTAL ASSETS	$486,305			$445,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$32,747	$43	0.53%	$34,698	$86	0.97%
Savings	218,681	625	1.15%	151,478	690	1.83%
Certificates of deposit	120,911	570	1.89%	155,255	1,304	3.37%
Securities sold under agreements to repurchase and other borrowings	50,306	299	2.38%	50,373	408	3.25%

TOTAL INTEREST BEARING LIABILITIES	422,645	1,537	1.46%	391,804	2,488	2.55%

Non-interest bearing demand deposits	24,297			18,319
Other liabilities	2,318			3,826
Stockholders' equity	37,045			32,037

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$486,305			$445,986

Net interest income		$4,408			$3,222
Net interest spread			3.70%			2.73%
Net interest margin			3.85%			3.00%

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,
	2010			2009

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$360,827	$10,042	5.61%	$330,547	$9,514	5.80%
Loans - non-taxable	108	1	2.70%	-	-	-
Investment securities - taxable	55,522	1,152	4.15%	58,339	1,308	4.48%
Investment securities - non-taxable	22,798	449	5.90%	6,216	125	6.04%
Federal funds sold	5,963	5	0.17%	13,514	17	0.25%
Time deposits	8,504	73	1.73%	9,338	116	2.51%
Interest bearing deposits with banks	10,124	10	0.20%	1,994	1	0.10%

TOTAL INTEREST EARNING ASSETS	463,846	11,732	5.19%	419,948	11,081	5.35%

Less allowance for loan losses	(3,737)			(3,067)
Other assets	18,417			11,911

TOTAL ASSETS	$478,526			$428,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$32,840	$95	0.58%	$34,164	$221	1.30%
Savings	212,797	1,284	1.22%	134,883	1,395	2.09%
Certificates of deposit	120,442	1,178	1.97%	156,120	2,681	3.46%
Securities sold under agreements to repurchase and other borrowings	50,394	613	2.45%	51,073	832	3.29%

TOTAL INTEREST BEARING LIABILITIES	416,473	3,170	1.54%	376,240	5,129	2.75%

Non-interest bearing demand deposits	23,776			17,435
Other liabilities	2,250			3,657
Stockholders' equity	35,990			31,460

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$478,489			$428,792

Net interest income		$8,562			$5,952
Net interest spread			3.65%			2.60%
Net interest margin			3.81%			2.88%

Provision for Loan Losses

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

For the three and six months ended June 30, 2010, management has provided a provision for loan losses of $303 thousand and $483 thousand, respectively, as compared to $195 thousand and $367 thousand, respectively, for the same periods ended June 30, 2009. In the first six months of 2010 principal in the amount of $49 thousand was charged off on one loan, while principal in the amount of $2 thousand was recovered on another. As of June 30, 2010, the allowance for loan losses is $4.0 million, which is 1.08% of outstanding loans, compared to $3.3 million or 0.96% of outstanding loans as of June 30, 2009. At December 31, 2009, the allowance for loan losses of $3.6 million represented 1.03% of total outstanding loans. The significant increase in the allowance for loan losses is primarily attributable to commercial loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	June 30,
	2010	2009
	(In Thousands)

Loans receivable at end of period	$372,174	$340,820

Allowance for loan losses:
Balance, beginning	$3,598	$2,932
Provision for loan losses	483	367
Loans charged off	(49)	(15)
Recoveries	2	-
Balance at end of period	$4,034	$3,284

Allowance for loan losses to loans receivable at end of period	1.08%	0.96%

Non-interest Income

Total non-interest income was $292 thousand for the three month period ended June 30, 2010 compared to $207 thousand for the same period in 2009. Total non-interest income was $544 thousand for the six month period ended June 30, 2010 compared to $393 thousand for the same period in 2009.  The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $568 thousand or 23.2% from $2.4 million for the three months ended June 30, 2009 to $3.0 million for the same period ended June 30, 2010. The increase is due to: an increase of $240 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $141 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office and the new branch offices; an increase of $33 thousand in data processing expenses; an increase of $71 thousand in credit card expense; an increase of $80 thousand in advertising; an increase of $1 thousand in loan expenses; an increase of $14 thousand in charitable contributions; and an increase of $145 thousand in other expenses, $58 thousand of which is penalties on the prepayment of FHLB advances, offset by a decrease of $39 thousand in professional fees; a decrease of $113 thousand in FDIC insurance; and a decrease of $5 thousand in insurance expense. The decrease in FDIC insurance was due to a one-time special assessment incurred as of June 30, 2009 in the amount of $205 thousand.

Non-interest expenses increased $1.1 million or 23.7% from $4.7 million for the six months ended June 30, 2009 to $5.8 million for the same period ended June 30, 2010. The increase is due to: an increase of $437 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $304 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office and the new branch offices; an increase of $101 thousand in data processing expenses; an increase of $124 thousand in credit card expense; an increase of $116 thousand in advertising; an increase of $33 thousand in charitable contributions; and an increase of $145 thousand in other expenses, $58 thousand of which is penalties on the prepayment of FHLB advances, offset by a decrease of $29 thousand in professional fees; a decrease of $107 thousand in FDIC insurance; a decrease of $4 thousand in insurance expense; and a decrease of $6 thousand in loan expenses. The decrease in FDIC insurance was due to a one-time special assessment incurred as of June 30, 2009 in the amount of $205 thousand.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2010 totaled $402 thousand, or 29.1% of income before taxes. The provision for income taxes for the three months ended June 30, 2009 totaled $234 thousand, or 29.7%. The provision for income taxes for the six months ended June 30, 2010 totaled $819 thousand, or 29.1% of income before taxes. The provision for income taxes for the six months ended June 30, 2009 totaled $404 thousand, or 31.5%. The reduction in the tax rate is a result of an increase in the tax-free investment and loan portfolios.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2010. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2010 were $76.8 million compared to $72.8 million at December 31, 2009. The increase in the investment portfolio is the result of municipal bond and U.S. government agency bond purchases, offset by principal payments on U.S. government agency mortgage-backed securities. The carrying value of the securities portfolio as of June 30, 2010 includes a net unrealized gain of $2.4 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $2.1 million at December 31, 2009. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2009. No securities are deemed to be other than temporarily impaired.

Restricted investments in bank stock consists of FHLB stock and ACBB stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost. The Company had $2.1 million of FHLB stock and $40 thousand of ACBB stock as of June 30, 2010.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of June 30, 2010.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2010 increased $21.8 million to $368.1 million from $346.3 million at December 31, 2009. The loan to deposit ratio has decreased slightly from 91.8% at December 31, 2009 to 91.7% at June 30, 2010. The Bank’s loan portfolio at June 30, 2010 was comprised of consumer loans of $170.7 million, an increase of $9.4 million from December 31, 2009, and commercial loans of $201.4 million, an increase of $12.9 million from December 31, 2009, before the allowance for loan losses and deferred costs. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $436 thousand to $4.0 million at June 30, 2010 from $3.6 million at December 31, 2009. At June 30, 2010 and December 31, 2009, the allowance for loan losses represented 1.08% and 1.03%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2010, aggregate balances on non-performing loans equaled $7.4 million compared to $4.8 million at December 31, 2009 and $546 thousand at June 30, 2009, representing 2.00%, 1.37% and 0.16% of total loans at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The increase in non-performing loans is attributed to six commercial loan relationships.

At June 30, 2010, non-performing loans with an aggregate balance of $5.4 million were considered impaired compared to $4.2 million at December 31, 2009 and $546 thousand at June 30, 2009.

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $157 thousand from December 31, 2009 to June 30, 2010. This increase is due, primarily, to equipment purchased for the new branch, offset by depreciation on existing premises and equipment.

Deposits

Total deposits at June 30, 2010 increased $24.8 million to $406.1 million from $381.3 million at December 31, 2009. Savings deposits increased by $22.7 million, and demand deposits increased by $2.1 million, while time deposits remained unchanged. The significant growth in savings and demand deposits is attributed to successful promotions.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $30.9 million at June 30, 2010, compared to $26.5 million at December 31, 2009.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At June 30, 2010, the Company had $76.8 million of available for sale securities. Securities with carrying values of approximately $53.2 and $49.2 million at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $190.0 million, of which $7.9 million was outstanding in long-term loans at June 30, 2010. All of the long-term loans mature in 2013. The Bank also has a line of credit with the FHLB and the ACBB of approximately $25.0 million and $6.0 million, respectively, of which none was outstanding at June 30, 2010. All FHLB borrowings are secured by qualifying assets of the Bank and advances from the ACBB line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $5.7 million was outstanding at June 30, 2010. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $61.8 million at June 30, 2010. The Company also has letters of credit outstanding of $3.4 million at June 30, 2010. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $35.6 million as of June 30, 2010, representing a net increase of $1.9 million from December 31, 2009. The increase in capital was a result of the net income of $2.0 million, the increase in unrealized holding gains on available for sale securities of $217 thousand, the exercise of stock options totaling $733 thousand, offset by $864 thousand attributable to stock tendered in connection with the stock swap of stock options and related tax expenses, and a dividend payment of $141 thousand.

The following table provides a comparison of the Bank’s risk based capital ratios and leverage ratios (dollars in thousands):

	June 30, 2010	December 31, 2009
	(Dollars In Thousands)

Tier I, common stockholders' equity	$39,221	$37,464
Tier II, allowable portion of allowance for loan losses	4,034	3,598

Total capital	$43,255	$41,062

Tier I risk based capital ratio	11.6%	11.7%

Total risk based capital ratio	12.7%	12.8%

Tier I leverage ratio	8.1%	8.1%

At June 30, 2010, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

RECENT DEVELOPMENTS

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Subsequent to the quarter ended June 30, 2010, the Company exceeded $500 million of total assets.  Section 36 of the FDI Act and Part 363 of the FDIC's regulations, as amended, require insured depository institutions with at least $500 million but less than $1 billion in total assets to file a Part 363 Annual Report with the FDIC, which includes establishing and maintaining an adequate internal control structure over financial reporting and providing an assessment by management of the institution's compliance with the designated laws and regulations pertaining to insider loans and dividend restrictions. These requirements will be effective for the Company for the year ending December 31, 2011.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2010, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

Not Applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table provides information on purchases of the Company’s common stock made by the Company during the three month period ending June 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2010 – 4/30/2010	0	n/a	0	0
5/1/2010 – 5/31/2010	154,5371	$5.50	0	0
6/1/2010 – 6/30/2010	2,5321	$5.50	0	0
Total	157,069	$5.50	0	0
__________________

(1)
This repurchase of shares was made in order to facilitate the stock swap of stock options by certain employees of the Company, including David M. Lobach, Chairman, President and Chief Executive Officer, and with respect to Mr. Lobach, to satisfy applicable withholding taxes resulting therefrom, in each case pursuant to stock option agreements between such employees and the Company.

Item 3 - Defaults Upon Senior Securities

Not Applicable

Item 4 – (Removed and Reserved)

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits

Exhibit
Number                          Description

3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-Q filed on May 14, 2010).
10.2	Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-Q filed on May 14, 2010).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

	By:	/s/ David M. Lobach Jr.
Dated: August 13, 2010		David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 13, 2010	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and Chief Financial Officer