Form 10-Q
period 2010-09-30
Embassy Bancorp, Inc.
filed 2010-11-15
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 OR

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

(610) 882-8800
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☐	Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 8, 2010	($1.00 Par Value)	7,096,493
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2010	2009
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$5,427	$4,108
Interest bearing demand deposits with banks	10,866	13,981
Federal funds sold	7,050	8,375

Cash and Cash Equivalents	23,343	26,464

Interest bearing time deposits	8,211	10,724
Securities available for sale	93,590	72,795
Restricted investment in bank stock	2,109	2,109
Loans receivable, net of allowance for loan losses of $3,961 in 2010; $3,598 in 2009	378,402	346,320
Premises and equipment, net of accumulated depreciation	2,507	2,465
Deferred income taxes	-	199
Accrued interest receivable	1,785	1,615
Other assets	2,154	2,498

Total Assets	$512,101	$465,189

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$38,126	$25,785
Interest bearing	373,399	355,499

Total Deposits	411,525	381,284

Securities sold under agreements to repurchase and federal funds purchased	46,750	30,964
Long-term borrowings	13,586	17,016
Deferred income taxes	303	-
Accrued interest payable	1,078	1,457
Other liabilities	1,353	791

Total Liabilities	474,595	431,512

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares; 2010 issued 7,055,072 shares; outstanding 7,054,719 shares; 2009 issued 6,940,663 shares; outstanding 6,940,310 shares	7,055	6,941
Surplus	22,635	22,900
Retained earnings	5,459	2,455
Accumulated other comprehensive income	2,360	1,384
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholder' Equity	37,506	33,677

Total Liabilities and Stockholders' Equity	$512,101	$465,189

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,193	$4,987	$15,236	$14,501
Securities, taxable	584	661	1,736	1,969
Securities, non-taxable	251	149	700	274
Federal funds sold, and other	7	10	22	27
Interest on time deposits	32	59	105	176
Total Interest Income	6,067	5,866	17,799	16,947

INTEREST EXPENSE

	1,170	1,784	3,727	6,081
Securities sold under agreements to repurchase and federal funds purchased	92	111	314	407
Short-term borrowings	-	-	-	17
Long-term borrowings	187	284	578	803
Total Interest Expense	1,449	2,179	4,619	7,308

Net Interest Income	4,618	3,687	13,180	9,639

PROVISION FOR LOAN LOSSES	350	195	833	562

Net Interest Income after Provision for Loan Losses	4,268	3,492	12,347	9,077

OTHER INCOME

Credit card processing fees	196	139	566	383
Other service fees	102	76	276	225
Loss on retirement of fixed assets	-	(5)	-	(5)
Total Other Income	298	210	842	603

OTHER EXPENSES

Salaries and employee benefits	1,251	1,056	3,707	3,075
Occupancy and equipment	562	431	1,603	1,134
Data processing	196	174	634	511
Credit card processing	184	128	532	352
Advertising and promotion	203	130	554	365
Professional fees	90	96	282	317
FDIC insurance	169	139	508	585
Insurance	14	12	33	35
Loan department	54	27	115	94
Charitable contributions	79	65	265	218
Other	146	150	525	418
Total Other Expenses	2,948	2,408	8,758	7,104

Income before Income Taxes	1,618	1,294	4,431	2,576

INCOME TAX EXPENSE	467	392	1,286	796

Net Income	$1,151	$902	$3,145	$1,780

BASIC EARNINGS PER SHARE	$0.17	$0.13	$0.45	$0.26

DILUTED EARNINGS PER SHARE	$0.16	$0.12	$0.43	$0.24

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2010 and 2009

	Common Stock	Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)

BALANCE - DECEMBER 31, 2008	6,891	22,787	(278)	974	(3)	30,371

Comprehensive income:
Net income	-	-	1,780	-	-	1,780
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	1,071	-	1,071

Total Comprehensive Income						2,851

Exercise of stock options, 21,032 shares	21	60	-	-	-	81

BALANCE - SEPTEMBER 30, 2009	$6,912	$22,847	$1,502	$2,045	$(3)	$33,303

BALANCE - DECEMBER 31, 2009	6,941	22,900	2,455	1,384	(3)	33,677

Comprehensive income:
Net income	-	-	3,145	-	-	3,145
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	976	-	976

Total Comprehensive Income						4,121

Dividend declared, $0.02 per share			(141)			(141)
Exercise of stock options, 294,075 shares	294	543	-	-	-	837
Stock tendered for funding exercise of stock options and tax expense, 179,666 shares	(180)	(808)	-	-	-	(988)

BALANCE - SEPTEMBER 30, 2010	$7,055	$22,635	$5,459	$2,360	$(3)	$37,506

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,145	$1,780
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	833	562
(Accretion) Amortization of deferred loan costs	(71)	116
Depreciation and amortization	458	336
Net amortization of investment security premiums and discounts	87	33
Deferred income taxes	-	(292)
Increase in accrued interest receivable	(170)	(393)
Decrease (Increase) in other assets	344	(43)
Decrease in accrued interest payable	(379)	(367)
Increase in other liabilities	562	102

Net Cash Provided by Operating Activities	4,809	1,834

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(32,420)	(29,748)
Maturities, calls and principal repayments of securities available for sale	13,016	8,981
Net increase in loans	(32,844)	(28,808)
Increase in restricted investment in bank stock	-	(34)
Net maturities (purchases) of interest bearing time deposits	2,513	(9,278)
Purchases of premises and equipment	(500)	(637)

Net Cash Used in Investing Activities	(50,235)	(59,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,241	65,079
Net increase in securities sold under agreements to repurchase and federal funds purchased	15,786	2,115
Proceeds from long-term borrowed funds	-	5,650
Payment of long-term borrowed funds	(3,430)	(4,678)
Net payment of stock tendered	(151)	-
Proceeds from the exercise of stock options	-	81
Dividends paid	(141)	-

Net Cash Provided by Financing Activities	42,305	68,247

Net (Decrease) Increase in Cash and Cash Equivalents	(3,121)	10,557

CASH AND CASH EQUIVALENTS - BEGINNING	26,464	12,054

CASH AND CASH EQUIVALENTS - ENDING	$23,343	$22,611

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,998	$7,675

Income taxes paid	$1,286	$956

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y. The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow. The Company entered into an operating agreement as the sole member of Embassy Holdings, LLC, (the “LLC”) in March 2010.  The LLC was organized to engage in the holding of property acquired by the Bank in satisfaction of debts previously contracted and to engage in any other business permitted under applicable laws and ordinances, and any and all things necessary, convenient or incidental to such purposes. As such, the consolidated financial statements contained herein include the accounts of the Company, the Bank and the LLC. All significant intercompany transactions and balances have been eliminated.

The Bank was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2010 through the date these consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2009.

Note 3 – Stockholders’ Equity

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Comprehensive Income

The only other comprehensive income item that the Company presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains for the three and nine months ended September 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Change in unrealized holding gains on securities available for sale	$1,151	$1,415	$1,478	$1,622
Less: Reclassification adjustment for realized gains	-	-	-	-
	1,151	1,415	1,478	1,622
Tax effect	(391)	(481)	(502)	(551)
Change in net unrealized gains	$760	$934	$976	$1,071

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars In Thousands, except per share data)		(Dollars In Thousands, except per share data)

Net income	$1,151	$902	$3,145	$1,781

Weighted average shares outstanding	6,972	6,912	6,971	6,902
Dilutive effect of potential common shares, stock options	190	363	267	372

Diluted weighted average common shares outstanding	7,162	7,275	7,238	7,274
Basic earnings per share	$0.17	$0.13	$0.45	$0.26
Diluted earnings per share	$0.16	$0.12	$0.43	$0.24

Stock options for 72,739 and 73,339 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009, respectively, because they are not dilutive to earnings.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2.9 million of standby letters of credit outstanding as of September 30, 2010. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.6 million. The current amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued is not considered material.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

 Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings.  Securities sold under agreements to repurchase and federal funds purchased totaled $46.8 million and $31.0 million at September 30, 2010 and December 31, 2009, respectively.  Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2010, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $196.2 million, of which $7.9 million was outstanding in long-term loans. Long-term loans with FHLB of $11.4 million were outstanding at December 31, 2009. There were no short-term advances outstanding at September 30, 2010. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at September 30, 2010 and December 31, 2009. Advances from this line are unsecured.

The Company has two lines of credit with Univest National Bank and Trust Company (“Univest”) totaling $10 million. As of September 30, 2010 and December 31, 2009, the outstanding balance was $5.7 million and $5.6 million, respectively, which are included in long-term borrowings.  Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Securities Available For Sale

At September 30, 2010 and December 31, 2009, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2010:
U.S. Government agencies	$30,992	$605	$(21)	$31,576
Municipal bonds	37,640	1,894	(2)	39,532
Mortgage-backed securities - residential	17,600	874	-	18,474
Corporate Bonds	3,782	226	-	4,008
Total	$90,014	$3,599	$(23)	$93,590

December 31, 2009:
U.S. Government agencies	$16,583	$500	$-	$17,083
Municipal bonds	28,157	514	(97)	28,574
Mortgage-backed securities - residential	22,170	949	-	23,119
Corporate Bonds	3,787	232	-	4,019
Total	$70,697	$2,195	$(97)	$72,795

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Securities Available For Sale (Continued)

The amortized cost and fair value of securities as of September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$6,253	$6,314
Due after one year through five years	31,092	31,868
Due after five years through ten years	7,730	8,182
Due after ten years	27,339	28,752
	72,414	75,116

Mortgage-backed securities	17,600	18,474
	$90,014	$93,590

There were no sales of securities for the nine months ended September 30, 2010 and 2009. Sales of securities for the year ended December 31, 2009 totaled $3.1 million with net gains of $174 thousand; the proceeds were used, in part, to pay down FHLB debt.

Securities with a carrying value of $65.4 million and $49.2 million at September 30, 2010 and December 31, 2009, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)		(In Thousands)		(In Thousands)
September 30, 2010:

U.S. Government agencies	$8,255	$(21)	$-	$-	$8,255	$(21)
Municipal bonds	614	(2)	-	-	614	(2)
Total Temporarily Impaired Securities	$8,869	$(23)	$-	$-	$8,869	$(23)

December 31, 2009:

Municipal bonds	$2,860	$(97)	$-	$-	$2,860	$(97)
Total Temporarily Impaired Securities	$2,860	$(97)	$-	$-	$2,860	$(97)

The Company had eight (8) securities in an unrealized loss position at September 30, 2010. Unrealized losses detailed above relate to US government agency and municipal securities and the decline in fair value is due only to interest rate fluctuations. As of September 30, 2010, the Company does not intend to sell and, it is not more likely than not, that it would be required to sell the securities before recovery of its amortized cost basis.  None of the individual unrealized losses are significant and management believes that the unrealized losses represent temporary impairment of the securities.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Securities Available For Sale (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale are evaluated for OTTI under ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the ASC Topic 320 model, management considers many factors, including:

•	the length of time and the extent to which the fair value has been less than amortized cost,

•	the financial condition and near-term prospects of the issuer,

•	whether the market decline was affected by macroeconomic conditions, and

•
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

Note 9 – Restricted Investment In Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2010 and December 31, 2009, the value of the Company’s FHLB stock totaled $2.1 million.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. Subsequent to September 30, 2010, the FHLB announced a limited excess capital stock repurchase program, pursuant to which it would repurchase from its members a certain amount of shares of FHLB stock equal to the lesser of the amount of the member’s excess capital stock or five percent of the member’s total FHLB capital stock, based on shares outstanding at close of business, October 28, 2010. On October 29, 2010, the FHLB repurchased from the Bank one thousand thirty five (1,035) shares of FHLB stock at a purchase price of $100 per share.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three and nine months ended September 30, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

10 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009, respectively are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

September 30, 2010 Securities available for sale	$-	$93,590	$-	$93,590
December 31, 2009 Securities available for sale	$-	$72,795	$-	$72,795

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009, respectively are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

September 30, 2010 Impaired loans	$-	$-	$3,770	$3,770
December 31, 2009 Impaired loans	$-	$-	$328	$328

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010:

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

At September 30, 2010, of the impaired loans having an aggregate balance of $8.3 million, $4.2 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $4.1 million in impaired loans, an aggregate valuation allowance of $371 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans. This valuation allowance required an increase in the allowance for loan losses of $371 thousand.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

10 – Fair Value Measurements (Continued)

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$23,343	$23,343	$26,464	$26,464
Interest bearing time deposits	8,211	8,376	10,724	10,857
Securities available-for-sale	93,590	93,590	72,795	72,795
Loans receivable, net of allowance	378,402	385,596	346,320	351,075
Restricted investments in bank stock	2,109	2,109	2,109	2,109
Accrued interest receivable	1,785	1,785	1,615	1,615

Financial liabilities:
Deposits	411,525	413,858	381,284	373,087
Securities sold under agreements to repurchase and federal funds purchased	46,750	46,758	30,964	30,974
Long-term borrowings	13,586	14,190	17,016	17,197
Accrued interest payable	1,078	1,078	1,457	1,457

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements of goals, intentions, and expectations as to future trends, plans, events or results of the Company’s operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions that, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty.

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

OVERVIEW

The Company is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and section 225.15 of Regulation Y. The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow. The Company entered into an operating agreement as the sole member of Embassy Holdings, LLC, (the “LLC”) in March 2010. The LLC was organized to engage in the holding of property acquired by the Bank in satisfaction of debts previously contracted and to engage in any other business permitted under applicable laws and ordinances, and any and all things necessary, convenient or incidental to such purposes. As such, the consolidated financial statements contained herein include the accounts of the Company, the Bank and the LLC.

The Bank was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

The Company’s assets grew $46.9 million from $465.2 million at December 31, 2009 to $512.1 million at September 30, 2010 due to the purchase of short and long term investment securities and loan growth, which were funded through strong deposit growth as well as securities purchased under agreements to repurchase.

Net income for the three months ended September 30, 2010 was $1.2 million compared to a net income for the three months ended September 30, 2009 of $902 thousand. Net income for the nine months ended September 30, 2010 was $3.1 million compared to a net income for the nine months ended September 30, 2009 of $1.8 million. Due to the current interest rate environment, the cost of deposits has decreased. Furthermore, due to the current competitive nature of lending, loan yields have decreased as well. Loan yields, however, have decreased at a slower pace than the cost of deposits. The result has been an increase in the net interest margins as compared to 2009. Net income is anticipated to increase as the Bank increases its deposit base and generates additional loan volume. The additional branch locations opened in 2009 and 2010 have added expenses which, over time, should be offset by the increase in net interest income generated by branch activities.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2010 increased $201 thousand to $6.1 million, as compared with $5.9 million for the three months ended September 30, 2009, as a result of growth in the loan and investment portfolios offset by reductions in rates paid on interest bearing deposits. Average earning assets were $493.1 million for the three months ended September 30, 2010 compared to $445.6 million for the three months ended September 30, 2009. The yield on average earning assets was 4.99% for the third quarter of 2010 compared to 5.29% for the third quarter of 2009.

Total interest expense for the three months ended September 30, 2010 decreased $730 thousand to $1.4 million as compared with $2.2 million for the three months ended September 30, 2009, primarily due to decreases in deposit rates and borrowing rates on securities sold under agreement to repurchase and other borrowings.  Average interest bearing liabilities were $439.5 million for the three months ended September 30, 2010 compared to $398.7 million for the three months ended September 30, 2009. The yield on average interest bearing liabilities was 1.31% for the third quarter of 2010 compared to 2.17% for the third quarter of 2009. This decrease was the result of market conditions, including those for borrowings, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended September 30, 2010 was $4.6 million compared to $3.7 million for the three months ended September 30, 2009. The improvement in net interest income for the three months ended September 30, 2010 is a result of growth in the loan and investment portfolios and decreases in the interest expense associated with deposits and other borrowed funds, offset to a lesser extent by a reduction in rates received on interest earning assets. The Company’s net interest margin for the three months ended September 30, 2010 increased 47 basis points to 3.82% as compared to 3.35% for the three months ended September 30, 2009, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending, which kept loan rates from falling at the same rate as deposit rates, in relation to overall market rate reductions.

Total interest income for the nine months ended September 30, 2010 increased $852 thousand to $17.8 million as compared with $16.9 million for the nine months ended September 30, 2009 as a result of growth in the loan and investment portfolios. Average earning assets were $473.7 million for the nine months ended September 30, 2010 compared to $428.6 million for the nine months ended September 30, 2009. The yield on average earning assets was 5.12% for the nine months ended September 30, 2010 compared to 5.33% for the nine months ended September 30, 2009.

Total interest expense for the nine months ended September 30, 2010 decreased $2.7 million to $4.6 million as compared with $7.3 million for the nine months ended September 30, 2009, primarily due to decreases in deposit rates, and borrowing rates on securities sold under agreement to repurchase and other borrowings.  Average interest bearing liabilities were $424.2 million for the nine months ended September 30, 2010 compared to $383.8 million for the nine months ended September 30, 2009. The yield on average interest bearing liabilities was 1.46% for the nine months ended September 30, 2010 compared to 2.55% for the nine months ended September 30, 2009. This decrease was the result of market conditions, including those for borrowings, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the nine months ended September 30, 2010 was $13.2 million compared to $9.6 million for the nine months ended September 30, 2009. The improvement in net interest income for the nine months ended September 30, 2010 is a result of growth in the loan and investment portfolios and decreases in the interest expense associated with deposits and other borrowed funds, offset to a lesser extent, by a decrease in interest rates received on earning assets. The Company’s net interest margin for the nine months ended September 30, 2010 increased 77 basis points to 3.82% as compared to 3.05% for the nine months ended September 30, 2009, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds and the competitive interest rate pressure of lending, which kept loan rates from falling at the same rate as deposit rates, in relation to overall market rate reductions.

Below is a table which sets forth average balances and corresponding yields for the three and nine month periods ended September 30, 2010 and September 30, 2009, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2010			2009

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$377,818	$5,186	5.45%	$345,089	$4,987	5.73%
Loans - non-taxable	693	7	5.95%	-	-	-
Investment securities - taxable	63,662	584	3.67%	60,472	661	4.37%
Investment securities - non-taxable	25,851	251	5.81%	14,726	149	6.05%
Federal funds sold	6,128	2	0.13%	10,229	8	0.31%
Time deposits	7,982	32	1.59%	10,519	59	2.23%
Interest bearing deposits with banks	10,944	5	0.18%	4,560	2	0.17%

TOTAL INTEREST EARNING ASSETS	493,078	6,067	4.99%	445,595	5,866	5.29%

Less allowance for loan losses	(3,994)			(3,352)
Other assets	19,897			12,789

TOTAL ASSETS	$508,981			$455,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$34,486	$34	0.39%	$34,598	$67	0.77%
Savings	228,686	584	1.01%	172,968	656	1.50%
Certificates of deposit	120,927	552	1.81%	141,458	1,061	2.98%
Securities sold under agreements to repurchase and other borrowings	55,419	279	2.00%	49,667	395	3.16%

TOTAL INTEREST BEARING LIABILITIES	439,518	1,449	1.31%	398,691	2,179	2.17%

Non-interest bearing demand deposits	28,106			19,080
Other liabilities	1,877			3,673
Stockholders' equity	39,480			33,588

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$508,981			$455,032

Net interest income		$4,618			$3,687
Net interest spread			3.68%			3.12%
Net interest margin			3.82%			3.35%

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,
	2010			2009

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$366,553	$15,228	5.55%	$335,449	$14,501	5.78%
Loans - non-taxable	305	8	5.17%	-	-	-
Investment securities - taxable	58,265	1,736	3.97%	59,037	1,969	4.45%
Investment securities - non-taxable	23,827	700	5.85%	9,084	274	6.09%
Federal funds sold	6,019	7	0.16%	12,407	24	0.26%
Time deposits	8,328	105	1.69%	9,736	176	2.42%
Interest bearing deposits with banks	10,401	15	0.19%	2,854	3	0.14%

TOTAL INTEREST EARNING ASSETS	473,698	17,799	5.12%	428,567	16,947	5.33%

Less allowance for loan losses	(3,823)			(3,163)
Other assets	18,915			12,203

TOTAL ASSETS	$488,790			$437,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$33,395	$129	0.52%	$34,310	$288	1.12%
Savings	218,152	1,868	1.14%	147,717	2,051	1.86%
Certificates of deposit	120,605	1,730	1.92%	151,179	3,742	3.31%
Securities sold under agreements to repurchase and other borrowings	52,087	892	2.29%	50,593	1,227	3.24%

TOTAL INTEREST BEARING LIABILITIES	424,239	4,619	1.46%	383,799	7,308	2.55%

Non-interest bearing demand deposits	25,235			17,990
Other liabilities	2,150			3,645
Stockholders' equity	37,166			32,173

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$488,790			$437,607

Net interest income		$13,180			$9,639
Net interest spread			3.66%			2.78%
Net interest margin			3.82%			3.05%

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

The allowance consists of general, specific, qualitative and unallocated components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The specific component relates to loans that are classified as watch, other assets especially mentioned, substandard, doubtful or loss. For such loans they may also be classified as impaired or restructured.  For loans that are further classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement or there is a possible loss expected.

For the three and nine months ended September 30, 2010, management has provided a provision for loan losses of $350 thousand and $833 thousand, respectively, as compared to $195 thousand and $562 thousand, respectively, for the same periods ended September 30, 2009. In the first nine months of 2010 principal in the amount of $474 thousand was charged off on two loans, while principal in the amount of $4 thousand was recovered on three loans. As of September 30, 2010, the allowance for loan losses is $4.0 million, which is 1.04% of outstanding loans, compared to $3.5 million or 1.00% of outstanding loans as of September 30, 2009. At December 31, 2009, the allowance for loan losses of $3.6 million represented 1.03% of total outstanding loans. The increase in the allowance for loan losses is primarily attributable to overall loan growth and inherent risk in the commercial loan portfolio. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	September 30,
	2010	2009
	(In Thousands)

Loans receivable at end of period	$382,363	$348,257

Allowance for loan losses:
Balance, beginning	$3,598	$2,932
Provision for loan losses	833	562
Loans charged off	(474)	(15)
Recoveries	4	-
Balance at end of period	$3,961	$3,479

Allowance for loan losses to loans receivable at end of period	1.04%	1.00%

Non-interest Income

Total non-interest income was $298 thousand for the three month period ended September 30, 2010 compared to $210 thousand for the same period in 2009. Total non-interest income was $842 thousand for the nine month period ended September 30, 2010 compared to $603 thousand for the same period in 2009. The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base and to a lesser extent, fees generated through a larger deposit base.

Non-interest Expense

Non-interest expenses increased $540 thousand or 22.4% from $2.4 million for the three months ended September 30, 2009 to $2.9 million for the same period ended September 30, 2010. The increase is due to: an increase of $195 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $131 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office and the new branch offices; an increase of $22 thousand in data processing expenses; an increase of $56 thousand in credit card expense; an increase of $73 thousand in advertising; an increase of $30 thousand in FDIC insurance; an increase of $2 thousand in insurance expense; an increase of $27 thousand in loan expenses; and an increase of $14 thousand in charitable contributions; offset by a decrease of $6 thousand in professional fees; and a decrease of $4 thousand in other expenses.

Non-interest expenses increased $1.7 million or 23.3% from $7.1 million for the nine months ended September 30, 2009 to $8.8 million for the same period ended September 30, 2010. The increase is due to: an increase of $632 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $469 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the main office and the new branch offices; an increase of $123 thousand in data processing expenses; an increase of $180 thousand in credit card expense; an increase of $189 thousand in advertising; an increase of $21 thousand in loan expenses; an increase of $47 thousand in charitable contributions; and an increase of $87 thousand in other expenses, $58 thousand of which is penalties on the prepayment of FHLB advances, offset by a decrease of $35 thousand in professional fees; a decrease of $77 thousand in FDIC insurance; and a decrease of $2 thousand in insurance expense. The decrease in FDIC insurance was due to a one-time special assessment incurred as of June 30, 2009 in the amount of $205 thousand.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2010 and 2009, respectively, totaled $467 thousand, or 28.9% of income before taxes and $392 thousand, or 30.3% of income before taxes. The provision for income taxes for the nine months ended September 30, 2010 and 2009, respectively, totaled $1.3 million, or 29.0% of income before taxes and $796 thousand, or 30.9% of income before taxes. The reduction in the tax rate is a result of an increase in the tax-free investment and loan portfolios.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2010. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2010 were $93.6 million compared to $72.8 million at December 31, 2009. The increase in the investment portfolio is the result of municipal bond and U.S. government agency bond purchases, offset by principal payments on U.S. government agency mortgage-backed securities and maturities of U.S. government agency bonds. The carrying value of the securities portfolio as of September 30, 2010 includes a net unrealized gain of $3.6 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $2.1 million at December 31, 2009. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2009. No securities are deemed to be other than temporarily impaired.

Restricted investments in bank stock consists of FHLB stock and ACBB stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost. The Company had $2.1 million of FHLB stock and $40 thousand of ACBB stock as of September 30, 2010.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. Subsequent to September 30, 2010, the FHLB announced a limited excess capital stock repurchase program, pursuant to which it would repurchase from its members a certain amount of shares of FHLB stock equal to the lesser of the amount of the member’s excess capital stock or five percent of the member’s total FHLB capital stock, based on shares outstanding at close of business, October 28, 2010. On October 29, 2010, the FHLB repurchased from the Bank one thousand thirty five (1,035) shares of FHLB stock at a purchase price of $100 per share.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of September 30, 2010.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2010 increased $32.1 million to $378.4 million from $346.3 million at December 31, 2009. The loan to deposit ratio has increased slightly from 91.8% at December 31, 2009 to 92.9% at September 30, 2010. The Bank’s loan portfolio at September 30, 2010 was comprised of consumer loans of $175.1 million, an increase of $13.8 million from December 31, 2009, and commercial loans of $207.3 million, an increase of $18.8 million from December 31, 2009, before the allowance for loan losses and deferred costs. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $363 thousand to $4.0 million at September 30, 2010 from $3.6 million at December 31, 2009. At September 30, 2010 and December 31, 2009, the allowance for loan losses represented 1.04% and 1.03%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the inherent credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2010, aggregate balances on non-performing loans equaled $9.1 million compared to $4.8 million at December 31, 2009 and $854 thousand at September 30, 2009, representing 2.39%, 1.37% and 0.25% of total loans at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower's financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings).  Troubled debt restructurings are considered non-performing loans, although all of the loans modified under a troubled debt restructuring were current under their modified terms at September 30, 2010. The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Dollars In Thousands)

Non-accrual - commercial	5,621	4,152	854
Non-accrual - consumer	843
Troubled debt restructured	5,213	-	-
Loans past due 90 or more days, accruing interest	-	584	-
Other	159	60	-
Total nonperforming loans	9,123	4,796	854
Other real estate owned	-	-	-
Total nonperforming assets	9,123	4,796	854
Nonperforming loans to total loans at period-end	2.39%	1.37%	0.25%
Nonperforming assets to period end loans and foreclosed assets	2.39%	1.37%	0.25%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $42 thousand from December 31, 2009 to September 30, 2010. This increase is due, primarily, to equipment purchased for the new branch, offset by depreciation on existing premises and equipment.

Deposits

Total deposits at September 30, 2010 increased $30.2 million to $411.5 million from $381.3 million at December 31, 2009. Savings deposits increased by $22.8 million, and demand deposits increased by $16.0 million, while time deposits decreased $8.6 million. The significant growth in savings and demand deposits is attributed to successful promotions as well as migration from time deposits.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $23.3 million at September 30, 2010, compared to $26.5 million at December 31, 2009.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale or raising additional capital. At September 30, 2010, the Company had $93.6 million of available for sale securities. Securities with carrying values of approximately $65.4 and $49.2 million at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $196.2 million, of which $7.9 million was outstanding in long-term loans at September 30, 2010. All of the long-term loans mature in 2013. The Bank also has a line of credit with the FHLB and the ACBB of approximately $25.0 million and $6.0 million, respectively, of which none was outstanding at September 30, 2010. All FHLB borrowings are secured by qualifying assets of the Bank and advances from the ACBB line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $5.7 million was outstanding at September 30, 2010. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $58.9 million at September 30, 2010. The Company also has letters of credit outstanding of $2.9 million at September 30, 2010. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $37.5 million as of September 30, 2010, representing a net increase of $3.8 million from December 31, 2009. The increase in capital was a result of the net income of $3.1 million, the increase in unrealized holding gains on available for sale securities of $976 thousand, the exercise of stock options totaling $837 thousand, offset by $988 thousand attributable to stock tendered in connection with the cashless exercise of stock options and related tax expenses, and a dividend payment of $141 thousand.

The following table provides a comparison of the Bank’s risk based capital ratios and leverage ratios:

	September 30, 2010	December 31, 2009
	(Dollars In Thousands)

Tier I, common stockholders' equity	$40,395	$37,464
Tier II, allowable portion of allowance for loan losses	3,961	3,598

Total capital	$44,356	$41,062

Tier I risk based capital ratio	11.7%	11.7%

Total risk based capital ratio	12.9%	12.8%

Tier I leverage ratio	8.0%	8.1%

At September 30, 2010, the Bank exceeded the minimum regulatory capital requirements necessary to be considered a “well capitalized” financial institution under applicable federal banking regulations.

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

Section 36 of the FDI Act and Part 363 of the FDIC's regulations, as amended, require insured depository institutions with at least $500 million but less than $1 billion in total assets to file a Part 363 Annual Report with the FDIC, which includes establishing and maintaining an adequate internal control structure over financial reporting and providing an assessment by management of the institution's compliance with the designated laws and regulations pertaining to insider loans and dividend restrictions. These requirements are expected to be effective for the Company for the year ending December 31, 2011.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2010, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

Not Applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table provides information on purchases of the Company’s common stock made by the Company during the three month period ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2010 - 7/31/2010	0	n/a	0	0
8/1/2010 - 8/31/2010	16,757¹	$5.50	0	0
9/1/2010 - 9/30/2010	5,840¹	$5.50	0	0
Total	22,597¹	$5.50	0	0

__________________

(1)
This repurchase of shares was made in order to facilitate the cashless exercise of stock options by recipients of Company options, including Judith A. Hunsicker, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer, and M. Bernadette Holland, Director, and with respect to Ms. Hunsicker and Ms. Holland, to satisfy applicable withholding taxes resulting therefrom, in each case pursuant to stock option agreements between such recipients and the Company.

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

EMBASSY BANCORP, INC.
(Registrant)

	By:	/s/ David M. Lobach, Jr.
Dated: November 15, 2010		David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer