Form 10-K
period 2010-12-31
Embassy Bancorp, Inc.
filed 2011-03-31
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end                  December 31, 2010
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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.) Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2010, the registrant’s most recently completed second fiscal quarter was $33,516,258.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
COMMON STOCK

Number of shares outstanding as of March 18, 2011	($1 Par Value)	7,157,004
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1. BUSINESS.

General

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow.

The Bank, which is the Company’s principal operating subsidiary, was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

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

Loans

The loan portfolio of the Company consists primarily of secured fixed-rate and variable-rate loans, with a significant concentration in commercial-purpose transactions and consumer home equity loans. While most credit facilities are appropriately collateralized, major emphasis is placed upon the financial condition of the borrower and evaluating the borrower’s cash flow versus debt service requirements. The Company has an experienced lending team. The Company believes that the familiarity of its experienced management team and members of the Company’s Loan Committee with prospective local borrowers enables the Company to better evaluate the character, integrity and creditworthiness of the prospective borrowers.

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

Consumer Lending

The Company offers its retail customer base a product line of consumer loan services including secured home equity loans, lines of credit, auto loans, and to a much lesser extent, unsecured personal loans.

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

As an independent community bank, the Company serves the special needs of legal, medical, accounting, financial service providers and other professionals. Commercial mortgages, lines of credit, term loans and demand loans are tailored to meet the needs of the Company’s customers in the professional community. In addition to the usual criteria for pricing credit-related products, the Company takes into consideration the overall customer relationship to establish credit pricing. Deposit relationships in demand, savings, money market, and certificate accounts are considered in loan pricing along with the credit worthiness of the borrower.

Other Services

To further attract and retain customer relationships, the Company provides or will provide the standard array of financial services expected of a community bank, which include the following:

Treasurer Checks	Remote Capture
Certified Checks	Safe Deposit Boxes
Gift Cards	Night Depository
Wire Transfers	Bond Coupon Redemptions
Savings Bonds Sales & Redemptions	Bank by Mail
Credit/Debit Card, Merchant Processing	Automated Teller Machine
Direct Deposit/ACH	On-Line Banking and Bill Pay
Cash Management Services	Commercial Credit Cards
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

The Company’s Directors and Officers are committed to reaching out to the community in which they live and work. The personal, business and community rewards for helping local residents and businesses are numerous. The Board is dedicated to recognizing an ongoing commitment and understanding of the Company’s responsibility under the CRA. The Company is committed to providing access to credit and deposit products for all members of the communities that it serves.

Service Area

The Company draws its primary deposits and business from areas immediately surrounding its principal office in Hanover Township, Pennsylvania and its branch offices in South Whitehall Township, Lower Macungie Township, the City of Bethlehem, Salisbury Township, Lower Saucon Township and Lower Nazareth Township, Pennsylvania, as well as the remainder of Lehigh and Northampton Counties in Pennsylvania.

Bank Premises

The Company leases each of its bank operations premises, situated at the following locations:

1.	Hanover Township, Northampton County
2.	South Whitehall Township, Lehigh County
3.	Salisbury Township, Lehigh County
4.	Lower Macungie Township, Lehigh County
5.	City of Bethlehem, Lehigh County
6.	Lower Saucon Township, Northampton County
7.	Lower Nazareth Township, Northampton County

The Company pays certain additional expenses of occupying these spaces including, but not necessarily limited to, real estate taxes, insurance, utilities and repairs. The Company is obligated under the leases to maintain the premises in good order, condition and repair.

Employees

As of December 31, 2010, the Company had a total of 62 full-time equivalent employees.

Competition

The banking business is highly competitive. The Company competes with local banks as well as numerous regionally based commercial banks, most of which have assets, capital and lending limits far larger than those of the Company. The Company also competes with savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with the issuers of commercial paper and other securities. The industry competes primarily in the area of interest rates, products offered, customer service and convenience.

Among the advantages many of the Company’s competitors have over the Company are larger asset and capital bases, the ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Larger companies have market presence in the form of more branch offices. The Company’s growth in number of offices has improved its ability to compete in the market. The Company believes it is able to compete with the market in terms of interest rate and level of customer service, as reflected in growth in market share. Many competitors offer certain services such as trust services, investment services and international banking that will not be offered directly by the Company and, by virtue of their greater capital, most competitors will have substantially higher lending limits than those of the Company.

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

Seasonality

Management does not feel that the deposits, loans, or the business of the Company are seasonal in nature. Deposit and loan generation may, however, vary with local and national economic and market conditions, but should not have a material effect on planning and policy making.

Supervision and Regulation

The Company is subject to extensive regulation under federal and Pennsylvania banking laws, regulations and policies, including prescribed standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extensions of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, impaired assets and loan-to-value ratios. The bank regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking systems as a whole, and not for the protection of security holders.

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their bank subsidiaries and provides certain specific information about the Company and the Bank. It does not describe all of the provisions of the statutes, regulations and policies that are identified. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

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

FDI Act and Part 363 of the FDIC Regulations

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

Bank Holding Company Regulation

As a bank holding company, the Company is subject to regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board.  The Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

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

Under the Dodd-Frank Act and Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the “source of strength” doctrine.

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

Prior to September 2010, the Company qualified as a “small bank holding company” under the Federal Reserve Board’s Small Bank Holding Company Policy Statement (the “Policy Statement”), which exempts bank holding companies with assets of less than $500 million from the risk-based leverage capital guidelines generally applicable to bank holding companies.  Application of this exemption therefore permits a small bank holding company to maintain debt levels that are higher than what would typically be permitted for larger bank holding companies.  As of September 2010, the Company exceeds $500 million in assets and, therefore, no longer meets the eligibility of a small bank holding company in accordance with the Policy Statement. Accordingly, the Company is no longer exempt from the regulatory capital requirements administered by the federal banking agencies.

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

Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank. Declaration and payment of cash dividends depends upon cash dividend payments to the Company by the Bank, which is the Company’s primary source of revenue and cash flow. Accordingly, the right of the Company, and consequently the right of our creditors and shareholders, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Company in its capacity as a creditor may be recognized.

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

At December 31, 2010, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

Emergency Economic Stabilization Act of 2008

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the U.S. Treasury announced a program, known as the Troubled Asset Relief (“TARP”) Capital Purchase Program, pursuant to which it would purchase equity stakes in a wide variety of financial institutions.  The Company decided not to participate in the TARP Capital Purchase Program.

Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. In October 2008, the FDIC increased FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000. While initially stipulated to be in effect through December 31, 2009, this increase has been subsequently extended permanently through the Dodd-Frank Act.

In November 2010, as required by the Dodd-Frank Act, the FDIC issued a Final Rule that provides for unlimited insurance coverage of noninterest-bearing demand transaction accounts, regardless of the balance of the account, until January 1, 2013.   On January 18, 2011, the FDIC issued a Final Rule to include Interest on Lawyer Trust Accounts (“IOLTAs”) in the temporary unlimited insurance coverage for non-interest bearing demand transaction accounts. This temporary unlimited insurance coverage replaces the Transaction Account Guarantee Program, which expired on December 31, 2010.  Unlike the TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

As a FDIC member institution, the Bank’s deposits are insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund (“DIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC.

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for the Bank for 2010 was $0.01 for each $100 of DIF deposits.

The FDIC adopted a risk-based deposit insurance assessment system that requires all FDIC-insured institutions to pay quarterly premiums beginning in 2007.  Annual premiums range from 12 basis points of deposits for well-capitalized banks with the highest examination ratings to 45 basis points for undercapitalized institutions.  The Bank pays an insurance premium at levels stated for well-capitalized banks.  The FDIC assessment for the Bank for 2010 was $0.13 for each $100 of DIF deposits.

Entering 2011, the Company anticipates deposit insurance premiums of 10 and 14 basis points.  The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts in excess of $250 thousand (“TLGP”) and senior unsecured debt of a bank or its holding company. The Bank elected to opt out of the debt guarantee program but opted into the deposit guarantee program. The additional premium paid in 2010 under the TLGP was $5 thousand, or less than $0.01 for each $100 of transaction account deposits in excess of $250 thousand.

On November 12, 2009, the FDIC adopted a final rule that required all insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform increase in assessment rates of $0.03 per $100 of assessable deposits effective on January 1, 2011. In 2009, the Bank paid $1.9 million in prepaid deposit insurance assessments.

In February 2011, as required by the Dodd-Frank Act, the FDIC issued a Final Rule that revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final revisions eliminate the adjustment for secured borrowings, including Federal Home Loan Bank advances, and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The rule also revises the assessment rate schedule to provide assessments ranging from 2.5 to 45 basis points. The changes will go into effect beginning April 1, 2011 and the first new assessment will be payable as a reduction to our prepaid FDIC assessment fees in the third quarter of 2011. The Company is currently evaluating the final rule’s impact on the level of the Bank’s FDIC assessment fees and can provide no assurance that such fees will not materially increase in the future.

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

Additionally, the Company’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

•
Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require the Company to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to the Company’s customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

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

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.  The Company did not charge customers for these transactions, nor provide these types of services.

Sarbanes-Oxley Act of 2002

Enacted in 2002, the Sarbanes-Oxley Act represented a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934, including publicly held bank holding companies such as the Company. In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws.  Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC.

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

U.S. banking agencies have informally indicated that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. The Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. Additionally, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company and the Bank may be substantially different from the Basel III final framework as published in December 2010. The requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s financial results.

Governmental Policies

The Company’s earnings are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company’s business and earnings.

Other Legislative Initiatives

Proposals may be introduced in the United States Congress and in the Pennsylvania Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company’s business and earnings.

Forward-looking Statements

This report contains forward-looking statements, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions that, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. PROPERTIES.

The Company either alone or through the Bank occupies seven full-service banking offices in the Lehigh Valley:
•      Hanover Township, Northampton County (administrative offices)
•      South Whitehall Township, Lehigh County
•      Salisbury Township, Lehigh County
•      Lower Macungie Township, Lehigh County
•      City of Bethlehem, Lehigh County
•      Lower Saucon Township, Northampton County
•      Lower Nazareth Township, Northampton County

Item 3. LEGAL PROCEEDINGS.

The Company and the Bank are an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

Item 4. (REMOVED AND RESERVED).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)
Market Information. Although shares of the Company's common stock are traded from time to time in private transactions and in the over-the-counter market, there is no established public trading market for the stock. The Company's common stock is not listed on any stock exchange or automated quotation system and there are no present plans to so list the stock. There can be no assurance that, at any given time, any persons will be interested in acquiring shares of the Company's common stock. Price quotations for the Company's common stock do not appear regularly in any generally recognized investment media.

(b)	As of March 25, 2011, there are approximately 1,137 owners of record of the common stock of the Company.

(c)
On July 15, 2010, the Company paid $141,000 or $0.02 per share in a special cash dividend on its common stock and has not planned for regular payment of cash dividends in the near future. As a general matter, cash available for dividend distribution to shareholders of the Company must initially come from dividends paid to the Company by the Bank.

(d)	The following table sets forth information about options outstanding under the Company’s Stock Option Plan and the Company’s Stock Incentive Plan, as of December 31, 2010:

	Number of Shares to be issued upon exercise of out- standing options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance

Equity Compensation Plans and Individual Employment Agreements	239,973	$6.30	930,752

(e)	Sales of Securities.

None.

(f)	Repurchase of Equity Securities.

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

GENERAL

The Company is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act). The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow.

The Bank, which is the Company’s primary operating subsidiary, was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

OVERVIEW

The Company’s assets grew $48.7 million from $465.2 million at December 31, 2009 to $513.9 million at December 31, 2010. The Company’s deposits grew $34.0 million from $381.3 million at December 31, 2009 to $415.3 million at December 31, 2010. During the same period, loans receivable, net of the allowance for loan losses, increased $38.1 million to $384.4 million at December 31, 2010 from $346.3 million at December 31, 2009. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

The Company reported net income of $4.7 million for the year ended December 31, 2010 as compared to net income of $2.7 million for the year ended December 31, 2009.

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

2010 Compared to 2009

Total interest income for the year ended December 31, 2010 was $23.9 million compared to $22.8 for the year ended December 31, 2009. Total interest expense for the year ended December 31, 2010 was $5.9 million compared to $9.2 million for the year ended December 31, 2009. The increase in interest income is due to growth in loan balances as well as investment securities. The decrease in interest expense is due to the lower interest rate environment as well as a shift in deposits from certificates of deposit to savings accounts.  Net interest income increased to $17.9 million for the year ended December 31, 2010 as compared to $13.5 million for the year ended December 31, 2009.

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

The Company’s net interest margin for the year ended December 31, 2010 was 3.75% compared to 3.11% for the year ended December 31, 2009. The increase in the margin is due primarily to the increase in loan and investment balances as well as current market conditions which have significantly reduced deposit account rates and had a lesser impact on loan and investment yields. During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
(Dollars in Thousands)	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield
ASSETS
Loans - taxable (2)	$370,372	$20,529	5.54%	$338,822	$19,444	5.74%	$300,162	$18,272	6.09%
Loans - non-taxable (1)	585	22	5.70%	-	-	0.00%	-	-	0.00%
Investment securities - taxable (3)	60,454	2,229	3.69%	59,044	2,590	4.39%	48,763	2,346	4.81%
Investment securities - non-taxable (1)(3)	24,540	950	5.78%	11,303	452	6.03%	-	-	0.00%
Federal funds sold	5,446	8	0.15%	11,606	30	0.26%	1,807	29	1.60%
Time deposits	8,300	137	1.65%	10,002	232	2.32%	311	12	3.86%
Interest bearing deposits with banks	9,415	18	0.19%	4,713	7	0.15%	502	5	1.00%

TOTAL INTEREST EARNING ASSETS	479,112	23,893	4.99%	435,490	22,755	5.23%	351,545	20,664	5.88%

Less allowance for loan losses	(3,828)			(3,251)			(2,706)
Other assets	24,156			12,871			8,921

TOTAL ASSETS	$499,440			$445,110			$357,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$34,237	$154	0.45%	$34,229	$349	1.02%	$36,299	$712	1.96%
Savings	222,151	2,426	1.09%	159,544	2,721	1.71%	73,833	2,229	3.02%
Certificates of deposit	117,074	2,208	1.89%	144,695	4,549	3.14%	152,557	6,374	4.18%
Securities sold under agreements to repurchase and other borrowings	54,398	1,158	2.13%	50,674	1,609	3.18%	47,807	1,745	3.65%

TOTAL INTEREST BEARING LIABILITIES	427,860	5,946	1.39%	389,142	9,228	2.37%	310,496	11,060	3.56%

Non-interest bearing demand deposits	27,163			19,284			15,102
Other liabilities	10,402			3,555			3,720
Stockholders' equity	34,015			33,129			28,442

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$499,440			$445,110			$357,760

Net interest income		$17,947			$13,527			$9,604
Net interest spread			3.60%			2.86%			2.32%
Net interest margin			3.75%			3.11%			2.73%

(1)  Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%
(2)  The average balance of taxable loans includes loans in which interest is no longer accruing.
(3)  Investment security yields do not give effect to changes in fair value.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2010 vs. 2009			2009 vs. 2008
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$1,811	$(726)	$1,085	$2,353	$(1,181)	$1,172
Loans - non-taxable	-	22	22	-	-	-
Investment securities - taxable	62	(423)	(361)	495	(252)	243
Investment securities - non-taxable	560	(62)	498	452	-	452
Federal funds sold	(16)	(6)	(22)	157	(156)	1
Time Deposits	(39)	(56)	(95)	374	(154)	220
Interest bearing deposits with banks	7	4	11	42	(39)	3
Total net change in income on interest-earning assets	2,385	(1,247)	1,138	3,873	(1,782)	2,091

Interest-bearing liabilities:
Interest bearing demand deposits and money markets	-	(195)	(195)	(41)	(322)	(363)
Savings	1,068	(1,363)	(295)	2,588	(2,096)	492
Certificates of deposit	(868)	(1,473)	(2,341)	(328)	(1,497)	(1,825)
Total deposits	200	(3,031)	(2,831)	2,219	(3,915)	(1,696)
Securities sold under agreements to repurchase and other borrowings	118	(569)	(451)	105	(241)	(136)
Total net change in expense on interest-bearing liabilities	318	(3,600)	(3,282)	2,324	(4,156)	(1,832)
Change in net interest income	$2,067	$2,353	$4,420	$1,549	$2,374	$3,923

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

For the year ended December 31, 2010, the provision for loan losses was $1.3 million compared to $702 thousand for the year ended December 31, 2009. The allowance for loan losses as of December 31, 2010 was $3.7 million, which represents 0.96% of outstanding loans, which is comparable to the prior year-end of $3.6 million representing 1.03% of outstanding loans. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate. The decrease in the percentage of allowance for loan losses to outstanding loans between December 31, 2009 and December 31, 2010 was due to an increase in loan volume, and impairment and charge-offs of certain loans.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily service charge income and fees on deposit relationships. Non-interest income also may include net gains and losses from the sale of available for sale securities. Total non-interest income was $1.8 million for the year ended December 31, 2010 compared to $1.0 million for the year ended December 31, 2009. This increase in non-interest income is due to increased service fees from the increase in the number of deposit accounts as well as an increase in merchant credit card processing services. Proceeds from sales of securities in 2010 totaled $19.0 million with net gains of $661 thousand.  In 2009, there were proceeds from sales of securities of $3.2 million with net gains of $174 thousand. As the account base grows and the Company matures and develops additional sources of fee income, non-interest income will be a contributor to the overall profitability of the Company.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2010 were $11.9 million, compared to $9.9 million for the year ended December 31, 2009.  At December 31, 2010, the Company had sixty-two full-time equivalent employees compared to fifty-seven full-time equivalent employees at December 31, 2009. Salaries and benefits increased $773 thousand or 18% due primarily to staff additions, increases in annual salaries and employee insurance benefits. Occupancy and equipment expense increased $558 thousand or 35% due to the additional expense for one new branch, additions, maintenance and repairs of computer equipment, and software expenses. Data processing costs increased $146 thousand or 21% due to increased volume of accounts and enhanced network support services. Advertising and marketing expense increased $240 thousand or 47% due to promotion of newer branch offices, product promotions and our image campaign within the community. Professional fees decreased $2 thousand or 1% due to decreased costs of third party auditing, regulatory and consulting services. Insurance expense increased $19 thousand or 23% due primarily to an increase in insurance related to other real estate owned.  Credit card expense increased $202 thousand or 39% due to increased volume. Loan and real estate expense increased $13 thousand or 10%, due to increased collection activities.

A breakdown of other non-interest expenses is included in the consolidated statements of income in the consolidated financial statements included in Item 8 of this report.

Income Taxes

The provision for income taxes was $1.9 million at December 31, 2010 compared to $1.2 million at December 31, 2009.  The effective rate on income taxes for the years ended December 31, 2010 and 2009 was 29.3% and 30.6%.  The reduction in the effective rate between the years was due to increased tax free interest for 2010 compared to 2009.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk securities or derivatives as of December 31, 2010.

The Company’s securities portfolio was $89.9 million at December 31, 2010, a $17.1 million increase from securities of $72.8 million at December 31, 2009. The Company’s securities have increased due to purchases in the amount of $55.8 million offset by investment principal pay-downs, maturities and sales. The carrying value of the securities portfolio as of December 31, 2010 includes a net unrealized gain of $449 thousand as compared to a net unrealized gain of $2.1 million as of December 31, 2009, which is recorded to accumulated other comprehensive income in stockholders’ equity. This decrease in the unrealized gain is due to the changes in market conditions from 2009 to 2010.  No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2010, 2009, 2008, 2007 and 2006.

	2010	2009	2008	2007	2006
	(In Thousands)
U.S. Treasury and agency obligations	$32,622	$17,083	$11,697	$11,146	$10,767
Municipal securities	36,546	28,574	5,446	3,856	3,820
Mortgage-backed securities - residential	16,749	23,119	37,108	34,494	28,510
Corporate bonds	3,954	4,019
Total Securities Available for Sale	$89,871	$72,795	$54,251	$49,496	$43,097

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2010.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities
(Amortized Cost)

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
	(Dollars In Thousands)

U.S. Treasury and agency obligations	$-	-	$32,669	0.93%	$-	-	$-	-	$32,669	0.93%

Municipal securities	-	-	2,083	4.65%	3,332	4.43%	31,597	5.92%	37,012	5.71%

Mortgage-backed securities - residential	1,329	4.47%	13,292	4.95%	1,340	3.64%	-	-	15,961	4.80%

Corporate bonds	1,250	6.81%	2,530	4.97%	-	-	-	-	3,780	5.58%

Total Debt Securities	$2,579	5.60%	$50,574	2.34%	$4,672	4.20%	$31,597	5.92%	$89,422	3.79%

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2010, 2009, 2008, 2007 and 2006. All of the Company’s loans are to domestic borrowers.

	December 31, 2010		December 31, 2009		December 31, 2008
	Balance	Percentage of total Loans	Balance	Percentage of total Loans	Balance	Percentage of total Loans
	(Dollars In Thousands)
Commercial real estate	$166,780	42.95%	$150,439	43.00%	$148,881	46.62%
Commercial construction	15,701	4.04%	12,292	3.51%	6,886	2.16%
Commercial	27,591	7.11%	25,796	7.37%	24,096	7.55%
Home equity	176,141	45.37%	159,180	45.50%	136,739	42.82%
Consumer	2,048	0.53%	2,160	0.62%	2,726	0.85%

Gross loans	388,261	100.00%	349,867	100.00%	319,328	100.00%
Unearned origination (fees) costs	(96)		51		252

	$388,165		$349,918		$319,580

	December 31, 2007		December 31, 2006
	Balance	Percentage of total Loans	Balance	Percentage of total Loans
	(Dollars In Thousands)
Commercial real estate	$125,021	45.21%	$101,737	43.21%
Commercial construction	2,969	1.07%	6,183	2.63%
Commercial	22,583	8.17%	21,578	9.17%
Home equity	123,774	44.75%	103,895	44.14%
Consumer	2,216	0.80%	2,006	0.85%

Gross loans	276,563	100.00%	235,399	100.00%
Unearned origination (fees) costs	253		194

	$276,816		$235,593

The following table shows the maturities of the commercial loan portfolio and the sensitivity of such loans to interest rate fluctuations at December 31, 2010.

	One year or Less	After One Year Through Five Years	After Five Years	Total
	(In Thousands)
Commercial real estate	$34,359	$103,724	$28,697	$166,780
Commercial construction	13,027	2,138	536	15,701
Commercial	17,347	9,318	926	27,591

	$64,733	$115,180	$30,159	$210,072

Fixed Rates	$13,587	$107,713	$29,476	$150,776
Variable Rates	51,146	7,467	683	59,296

	$64,733	$115,180	$30,159	$210,072

Credit Risk and Loan Quality

The allowance for loan losses increased $111 thousand to $3.7 million at December 31, 2010 from $3.6 million at December 31, 2009. At December 31, 2010 and December 31, 2009, the allowance for loan losses represented 0.96% and 1.03%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2010, aggregate balances on non-performing loans equaled $8.5 million compared to $4.8 million at December 31, 2009 representing 2.18% and 1.37% of total loans at December 31, 2010 and December 31, 2009, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings).  Troubled debt restructurings are considered non-performing loans. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection.  A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. The Company has one foreclosed asset in the amount of $3.1 million acquired in October 2010.  The details for the non-performing loans and assets are included in the following table:

	December 31, 2010	December 31, 2009
	(In Thousands)
Non-accrual - commercial	$1,140	$4,152
Non-accrual - consumer	381	-
Restructured	3,345	-
Loans past due 90 or more days, accruing interest	1,464	584
Other	2,136	60
Total nonperforming loans	8,466	4,796
Foreclosed assets	3,069	-
Total nonperforming assets	$11,535	$4,796
Nonperforming loans to total loans at period-end	2.18%	1.37%
Nonperforming assets to period end loans and foreclosed assets	2.95%	1.37%

Total Loans	388,165	349,918
Total Foreclosed Assets	3,069	-
Total Loans plus Foreclosed Assests	$391,234	$349,918

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.96% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that as of December 31, 2010, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2010, the Company had impaired loans of $159 thousand requiring a specific reserve of $15 thousand.  As of December 31, 2010, the Company had impaired loans of $8.3 million not requiring any specific reserve.

The activity in the allowance for loan losses is shown in the following table as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)
Loans receivable at end of year	$388,165	$349,918	$319,580	$276,816	$235,593

Allowance for loan losses:
Balance, beginning	$3,598	$2,932	$2,503	$2,426	$1,782
Provision for loan losses	1,318	702	429	390	644
Loans charged off	(1,244)	(36)	-	(313)	-
Recoveries	37	-	-	-	-
Balance at end of year	$3,709	$3,598	$2,932	$2,503	$2,426

Allowance for loan losses to loans receivable at end of year	0.96%	1.03%	0.92%	0.90%	1.03%

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2010	% of Gross Loans	December 2009	% of Gross Loans	December 2008	% of Gross Loans	December 2007	% of Gross Loans	December 2006	% of Gross Loans
	(Dollars in Thousands)
Commercial real estate	$822	38.40%	$1,654	38.41%	$1,563	41.53%	$1,257	40.29%	$1,041	38.35%
Commercial construction	525	4.04%	207	3.51%	101	2.15%	47	1.07%	91	2.59%
Commercial	740	11.66%	679	11.96%	639	12.60%	623	13.03%	806	14.04%
Home equity	1,577	44.87%	1,005	45.21%	595	42.79%	530	44.33%	461	44.15%
Consumer	45	1.03%	53	0.91%	34	0.93%	46	1.28%	27	0.85%

Total Allowance for Loan Losses	$3,709	100.00%	$3,598	100.00%	$2,932	100.00%	$2,503	100.00%	$2,426	100.00%

Deposits

The Company, as growth continues, expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2010 were $415.3 million, an increase of $34 million, or 9%, over total deposits of $381.3 million as of December 31, 2009.  The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2010	December 31, 2009	December 31, 2008
	(In Thousands)
Demand, non-interest bearing	$32,431	$25,785	$16,194
Demand, NOW and money market, interest bearing	38,167	32,987	31,437
Savings	242,529	201,727	103,863
Time, $100 and over	41,633	54,821	65,344
Time, other	60,507	65,964	90,732

Total deposits	$415,267	$381,284	$307,570

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits for the years ended December 31, 2010, 2009 and 2008.

	December, 31 2010		December, 31 2009		December, 31 2008
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars In Thousands)
Demand, NOW and money market,
interest bearing	$34,237	0.45%	$34,229	1.02%	$36,299	1.96%
Savings	222,151	1.09%	159,544	1.71%	73,833	3.02%
Certificates of deposit	117,074	1.89%	144,695	3.14%	152,557	4.18%
Total interest bearing deposits	373,462	1.28%	338,468	2.25%	262,689	3.55%
Non-interest bearing demand deposits	27,163		19,284		15,102
Total	$400,625		$357,752		$277,791

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more as of December 31, 2010.

December 31, 2010
(In Thousands)
3 months or less	$14,541
Over 3 through 6 months	9,674
Over 6 through 12 months	8,203
Over 12 months	9,215

Total	$41,633

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the Bank Insurance Fund (“BIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, Federal funds sold and short-term securities. There are other sources of liquidity that are available to the Company.

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $200.6 million, of which $7.9 million was outstanding at December 31, 2010, all of which is long term. The Bank also has a line of credit with the FHLB of Pittsburgh and the Atlantic Central Bankers Bank of approximately $25.0 million and $6.0 million, respectively, of which none was outstanding at December 31, 2010. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured. The Company has two lines of credit with Univest National Bank and Trust Company, totaling $10.0 million, of which $5.7 million was outstanding at December 31, 2010. These lines of credit are secured by 833,333 shares of Bank stock.

Because of the composition of the Company’s balance sheet, its strong capital base, deposit growth, and borrowing capacity, the Company believes that it remains well positioned with respect to liquidity. While it is desirable to be liquid, it has the effect of a lower interest margin. The majority of funds are invested in loans; however, a sizeable portion is invested in investment securities that generally carry a lower yield.

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the years ended December 31:

	2011	2012-2013	2014-2015	Thereafter	Total
	(In Thousands)
Time deposits	$74,803	$21,600	$5,737	$-	$102,140
Long-term borrowings	-	7,886	5,700	-	13,586
Operating leases	1,037	1,687	1,480	2,885	7,089

Total	$75,840	$31,173	$12,917	$2,885	$122,815

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2010 totaled $60.5 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Resources and Adequacy

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2010, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2010	December 31, 2009
	(Dollars In Thousands)
Tier I, common stockholders' equity	$41,712	$37,464
Tier II, allowable portion of allowance for loan losses	3,709	3,598

Total capital	$45,421	$41,062

Tier I risk based capital ratio	11.9%	11.7%

Total risk based capital ratio	13.0%	12.8%

Tier I leverage ratio	8.1%	8.1%

Note: Unrealized gains on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier I capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier II capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier I capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

December 31, 2010
(Dollars In Thousands)
Tier I, common stockholders' equity	$36,433
Tier II, allowable portion of allowance for loan losses	3,709

Total capital	$40,412

Tier I risk based capital ratio	10.2%

Total risk based capital ratio	11.0%

Tier I leverage ratio	7.1%

Prior to September 2010, the Company qualified as a “small bank holding company” under the Federal Reserve Board’s Small Bank Holding Company Policy Statement (the “Policy Statement”), which exempts bank holding companies with assets of less than $500 million from the  risk-based and leverage capital guidelines generally applicable to bank holding companies. Application of this exemption therefore permits a small bank holding company to maintain debt levels that are higher than what would typically be permitted for larger bank holding companies. As of September 2010, the Company exceeds $500 million in assets and, therefore, no longer meets the eligibility criteria of a small bank holding company in accordance with the Policy Statement. Accordingly, the Company is no longer exempt from the regulatory capital requirements administered by the federal banking agencies.

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

	0-3 Months	4-12 Months	1-3 Years	4-5 Years	Over 5 Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-bearing deposits	$14,247	$3,543	$3,534	$-	$-	$21,324
Investment securities	7,145	3,989	36,225	6,207	38,311	91,877
Loans, gross	89,441	58,444	118,141	68,460	53,679	388,165

Total interest-earning assets	110,833	65,976	157,900	74,667	91,990	501,366

Interest-bearing liabilities
NOW and money market accounts	38,167	-	-	-	-	38,167
Savings	242,529	-	-	-	-	242,529
Certificates of deposit	28,027	46,991	21,385	5,737	-	102,140
Other borrowed funds	-	-	13,586	-	-	13,586
Repurchase agreements and federal funds purchased	45,097	1,336	-	-	-	46,433

Total interest-bearing liabilities	353,820	48,327	34,971	5,737	-	442,855

GAP	$(242,987)	$17,649	$122,929	$68,930	$91,990	$58,511

CUMULATIVE GAP	$(242,987)	$(225,338)	$(102,409)	$(33,479)	$58,511

GAP TO INTEREST EARNING
ASSETS	-48.46%	3.52%	24.52%	13.75%	18.35%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-48.46%	-44.94%	-20.43%	-6.68%	11.67%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2010. For income simulation purposes, NOW and savings accounts are repriced quarterly. The impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-0.3%
Down 200 basis points	-3.6%

Up 100 basis points	-5.8%
Up 200 basis points	-11.1%

Return on Assets and Equity

The return on average assets for 2010 was 0.91%; the return on average equity for the same period was 11.51%; and the ratio of average shareholders’ equity to average total assets was 7.87%.

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

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Embassy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Embassy Bancorp Inc. and its subsidiary, Embassy Bank for the Lehigh Valley, (collectively the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Allentown, Pennsylvania
March 31, 2011

Embassy Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
ASSETS	2010	2009
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$6,645	$4,108
Interest bearing demand deposit with banks	7,085	13,981
Federal funds sold	5,913	8,375

Cash and Cash Equivalents	19,643	26,464

Interest bearing time deposits	8,326	10,724
Securities available for sale	89,871	72,795
Restricted investment in bank stock	2,006	2,109
Loans receivable, net of allowance for loan losses of $3,709 in 2010; $3,598 in 2009	384,456	346,320
Premises and equipment, net of depreciation	2,398	2,465
Deferred income taxes	616	199
Accrued interest receivable	1,503	1,615
Other real estate owned	3,069	-
Other assets	1,996	2,498

Total Assets	$513,884	$465,189

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$32,431	$25,785
Interest bearing	382,836	355,499

Total Deposits	415,267	381,284

Securities sold under agreements to repurchase and federal funds purchased	46,433	30,964
Long-term borrowings	13,586	17,016
Accrued interest payable	941	1,457
Other liabilities	928	791
Total Liabilities	477,155	431,512

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2010 issued 7,157,357 shares; outstanding 7,157,004 shares;
2009 issued 6,940,663 shares; outstanding 6,940,310 shares;	7,157	6,941
Surplus	22,303	22,900
Retained earnings	6,976	2,455
Accumulated other comprehensive income	296	1,384
Treasury stock, at cost, 353 shares	(3)	(3)
Total Stockholders' Equity	36,729	33,677

Total Liabilities and Stockholders' Equity	$513,884	$465,189

See Notes to consolidated financial statements

Embassy Bancorp, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2010	2009
	(In Thousands, Except per Share Data)
INTEREST INCOME

Loans receivable, including fees	$20,551	$19,444
Securities, taxable	2,229	2,590
Securities, non-taxable	950	452
Federal funds sold, and other	26	37
Interest on time deposits	137	232

Total Interest Income	23,893	22,755

INTEREST EXPENSE

Deposits	4,788	7,619
Securities sold under agreements to repurchase and federal funds purchased	391	525
Short-term borrowings	-	17
Long-term borrowings	767	1,067

Total Interest Expense	5,946	9,228

Net Interest Income	17,947	13,527

PROVISION FOR LOAN LOSSES	1,318	702

Net Interest Income after Provision for Loan Losses	16,629	12,825

OTHER INCOME

Credit card processing fees	775	560
Gain on sales of investment securities, net	661	174
Other service fees	382	312

Total Other Income	1,818	1,046

OTHER EXPENSES

Salaries and employee benefits	5,068	4,295
Occupancy and equipment	2,165	1,607
Data processing	857	711
Credit card processing	722	520
Advertising and promotion	752	512
Professional fees	370	372
FDIC insurance	638	690
Insurance	102	83
Loan and real estate	145	132
Charitable contributions	259	239
Other	773	774

Total Other Expenses	11,851	9,935

Income before Income Taxes	6,596	3,936

INCOME TAX EXPENSE	1,934	1,203

Net Income	$4,662	$2,733

BASIC EARNINGS PER SHARE	$0.67	$0.40

DILUTED EARNINGS PER SHARE	$0.65	$0.38

See Notes to consolidated financial statements

Embassy Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010 and 2009

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)

BALANCE - DECEMBER 31, 2008	$6,891	$22,787	$(278)	$974	$(3)	$30,371

Comprehensive income:
Net income	-	-	2,733	-	-	2,733
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	410	-	410

Total Comprehensive Income						3,143

Exercise of stock options, 49,921 shares	50	113	-	-	-	163

BALANCE - DECEMBER 31, 2009	$6,941	$22,900	$2,455	$1,384	$(3)	$33,677

BALANCE - DECEMBER 31, 2009	$6,941	$22,900	$2,455	$1,384	$(3)	$33,677
Comprehensive income:
Net income	-	-	4,662	-	-	4,662
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	(1,088)	-	(1,088)
Total Comprehensive Income						3,574

Dividend paid, $0.02 per share			(141)			(141)
Exercise of stock options, 592,921 shares	592	1,096				1,688

Stock tendered for funding exercise of stock options and tax expense, 376,227 shares	(376)	(1,693)				(2,069)
			-	-	-

BALANCE - DECEMBER 31, 2010	$7,157	$22,303	$6,976	$296	$(3)	$36,729

See Notes to consolidated financial statements

Embassy Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,662	$2,733
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses	1,318	702
Amortization of deferred loan fees/costs	71	138
Depreciation and amortization	613	475
Net amortization of investment security premiums and discounts	166	55
Deferred income taxes	144	(75)
Net realized gain on sale of securities available for sale	(661)	(174)
Decrease (increase) in accrued interest receivable	112	(418)
Decrease (increase) in other assets	502	(1,900)
Decrease in accrued interest payable	(516)	(1,106)
Increase (decrease) in other liabilities	137	(607)

Net Cash Provided by (Used in) Operating Activities	6,548	(177)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(55,802)	(32,634)
Maturities, calls and principal repayments of securities available for sale	18,657	11,582
Proceeds from sales of securities available for sale	18,915	3,248
Net increase in loans	(42,594)	(30,512)
Decrease (increase) in restricted investment in bank stock	103	(34)
Net maturities (purchases) of interest bearing time deposits	2,398	(9,030)
Purchases of premises and equipment	(546)	(709)

Net Cash Used in Investing Activities	(58,869)	(58,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	33,983	73,714
Net increase in securities sold under agreements to repurchase and federal funds purchased	15,469	4,945
Proceeds from long-term borrowed funds	50	4,250
Payment of long-term borrowed funds	(3,480)	(10,396)
Net payment of stock tendered	(381)	-
Proceeds from the exercise of stock options	-	163
Dividends paid	(141)	-

Net Cash Provided by Financing Activities	45,500	72,676

Net Decrease in Cash and Cash Equivalents	(6,821)	14,410

CASH AND CASH EQUIVALENTS - BEGINNING	26,464	12,054

CASH AND CASH EQUIVALENTS - ENDING	$19,643	$26,464

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$6,462	$10,334

Income taxes paid	$1,985	$1,533

Other real estate acquired in settlement of loans	$3,069	$-

See Notes to consolidated financial statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow.

The Bank, which is the Company’s principal operating subsidiary, was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment.  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2010 and 2009.

Restricted Investments in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank stock (FHLB) and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost.

The Bank owns restricted stock investments in the Federal Home Loan Bank (“FHLB”). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. The stock is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock and as of December 31, 2010 has not changed its position regarding dividend payments. During 2010 the FHLB of Pittsburgh did perform a limited excess capital stock repurchase based upon positive third quarter net income and the Company had stock at a carrying value of $103,000 that was repurchased.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.

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

Management believes no impairment charge is necessary related to the FHLB as of December 31, 2010.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield using the effective interest method.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective interest method.  Delinquency fees are recognized in income when chargeable, assuming collectability is reasonable assured.

Note 1 - Summary of Significant Accounting Policies (Continued)

Nonperforming assets

Nonperforming assets consist of nonperforming loans and other real estate. Nonperforming loans include nonaccrual loans, restructured loans and accruing loans past due 90 days or more. Past due status is based on contractual terms of the loan. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to a suspense account until either the loan is returned to performing status or charged-off. The interest accumulated in the suspense account is credited to income if the nonaccrual loan is returned to performing status. However, if the nonaccrual loan is charged-off, the accumulated interest is applied as a reduction to principal at the time the loan is charged-off. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed according to the contractual terms for a minimum of six months.

Restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition. Interest income on restructured loans is recognized when earned, using the interest method.

The Company recognizes interest income on impaired loans, including the recording of cash receipts, based on its policy for nonaccrual, restructured loans or accruing loans depending on the status of the impaired loan.

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded values of the properties prior to their disposal and costs to maintain the assets are included in other expenses.  Any gain or loss realized upon disposal of other real estate owned is included in noninterest income or noninterest expense.

Allowance for Loan Losses

The allowance for loan losses consists of the allowance for loan losses for loans originated or purchased and held by the Company and a reserve for unfunded loan commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded loan commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the financial statement date indicates the loan, or a portion thereof, is uncollectible. Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

Note 1 - Summary of Significant Accounting Policies (Continued)

Management maintains the allowance for loan losses at a level it believes adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet dates. The allowance for loan losses account consists of an allocated element and an unallocated element. The allocated element consists of a specific portion for the impairment of loans specifically identified to be individually evaluated under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables,” and a formula portion for loss contingencies on those loans collectively evaluated under FASB ASC 450, “Contingencies.”

The specific portion of the allowance for loan losses relates to loans that are determined to be impaired. A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by management in determining impairment include payment status, ability to pay and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans considered impaired under FASB ASC 310 are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent, is less than the recorded investment in the loan, including accrued interest and net deferred loan fees or costs, the Company will recognize the impairment by adjusting the allowance for loan losses account through charges to earnings as a provision for loan losses. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The formula portion of the allowance for loan losses covers pools of loans by major loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using the loss migration method plus a qualitative factor, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans evaluated and measured for impairment under FASB ASC 450. The historical loss factor for each pool is a weighted average of the Company’s historical net charge-off ratio for the most recent rolling twelve quarters. Management adjusts these historical loss factors by a qualitative factor that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Note 1 - Summary of Significant Accounting Policies (Continued)

The unallocated element is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level. Management establishes and apportions the unallocated element of the allowance amongst major loan classes by considering a number of environmental risks similar to the ones used for determining the qualitative factors. Management continually monitors trends in historical and qualitative factors, including trends in the volume, composition and credit quality of the portfolio. The reasonableness of the unallocated element is evaluated through monitoring trends in its level to determine if changes from period to period are directionally consistent with changes in the factors giving rise to the change.

Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Earnings per Share

Basic earnings per share represents net income divided by the weighted-average common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	2010	2009
	(Dollars In Thousands, Except Per Share Data)

Net income	$4,662	$2,733

Weighted average shares outstanding	7,005,406	6,907,047
Dilutive effect of potential common shares, stock options	220,704	371,269
Diluted weighted average common shares outstanding	7,226,109	7,278,316
Basic earnings per share	$0.67	$0.40
Diluted earnings per share	$0.65	$0.38

Stock options of 72,739 and 73,339 were not considered in computing diluted earnings per common share for the years ended December 31, 2010 and 2009, respectively, because they are not dilutive to earnings.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2010 and 2009 were $89 thousand and $77 thousand, respectively.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The components of the change in other comprehensive income are as follows for the years ended December 31, 2010 and 2009:

	2010	2009
	(In Thousands)

Unrealized holding gain (loss) on available for sale securities	$(2,310)	$447
Less: reclassification adjustment for realized gains (losses)	661	174
	(1,649)	621
Tax effect	561	(211)
Net unrealized gain (loss)	$(1,088)	$410

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, Compensation-Stock Compensation. ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. For the years ended December 31, 2010 and 2009, there were no stock options granted.

Subsequent Events

The Company follows ASC Topic 855 Subsequent Events.  This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards

Accounting Standards Update (“ASU”) 2011-01
The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The deferral in this amendment is effective upon issuance.

Note 2 - Securities Available for Sale

The amortized cost and approximate fair values of securities available for sale are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2010:
U.S. Treasury and agency obligations	$32,669	$120	$(167)	$32,622
Municipal bonds	37,012	102	(568)	36,546
Mortgage-backed securities - residential	15,961	815	(27)	16,749
Corporate bonds	3,780	174	-	3,954
Total	$89,422	$1,211	$(762)	$89,871

December 31, 2009:
U.S. Treasury and agency obligations	$16,583	$500	$-	$17,083
Municipal bonds	28,157	514	(97)	28,574
Mortgage-backed securities - residential	22,170	949	-	23,119
Corporate bonds	3,787	232	-	4,019
Total	$70,697	$2,195	$(97)	$72,795

Note 2 - Securities Available for Sale (Continued)

The amortized cost and fair value of securities as of December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$1,250	$1,256
Due after one year through five years	37,282	37,420
Due after five years through ten years	3,332	3,268
Due after ten years	31,597	31,178
	73,461	73,122

Mortgage-backed securities	15,961	16,749
	$89,422	$89,871

Gross gains of $662 thousand and gross losses of $1 thousand were realized on sales of securities for the year ended December 31, 2010.  Gross gains of $185 thousand and gross losses of $11 thousand were realized on sales of securities for the year ended December 31, 2009.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2010:

Municipal bonds	$27,880	$(568)	$-	$-	$27,880	$(568)
Mortgage-backed securities - residential	1,584	(27)	-	-	1,584	(27)
U.S. Treasury and agency obligations	27,455	(167)	-	-	27,455	(167)
Total Temporarily Impaired Securities	$56,919	$(762)	$-	$-	$56,919	$(762)

December 31, 2009:

Municipal bonds	$2,860	$(97)	$-	$-	$2,860	$(97)
Total Temporarily Impaired Securities	$2,860	$(97)	$-	$-	$2,860	$(97)

The Company had 76 securities in an unrealized loss position at the end of December 31, 2010. Unrealized losses detailed above by type, are due only to interest rate fluctuations. No securities are deemed to be other than temporarily impaired. None of the individual unrealized losses are significant.

Note 2 - Securities Available for Sale (Continued)

Securities with carrying values of approximately $58.2 million and $49.2 million at December 31, 2010 and 2009, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

Note 3 - Loans Receivable

The composition of loans receivable at December 31, 2010 and 2009 is as follows:

	2010	2009
	(In Thousands)

Commercial real estate	$166,780	$150,439
Commercial construction	15,701	12,292
Commercial	27,591	25,796
Home equity	176,141	159,180
Consumer	2,048	2,160

Total Loans	388,261	349,867

Unearned net loan origination (fees) costs	(96)	51
Allowance for Loan Losses	(3,709)	(3,598)

	$384,456	$346,320

Note 4 - Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In Thousands)
Loans receivable at end of year	$388,165	$349,918

Allowance for loan losses:
Balance, beginning	$3,598	$2,932
Provision for loan losses	1,318	702
Loans charged off	(1,244)	(36)
Recoveries	37	-
Balance at end of year	$3,709	$3,598

Note 4 - Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness identified), substandard (well-defined weakness), and doubtful (unlikely to be paid in full) within the Company's internal risk rating system as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial real estate	$159,513	$601	$6,407	$259	$166,780
Commercial construction	15,576	125	-	-	15,701
Commercial	27,023	229	339	-	27,591
Home equity	175,635	125	-	381	176,141
Consumer	2,048	-	-	-	2,048
Total	$379,795	$1,080	$6,746	$640	$388,261

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In Thousands)
Commercial real estate	$7,108	$7,108	$-	$5,825	$84
Commercial construction	125	125	-	31	-
Commercial	568	568	-	479	4
Home equity	506	506	-	369	4
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial real estate	$159	$159	$15	$40	$4
Commercial construction	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,267	$7,267	$15	$5,865	$88
Commercial construction	125	125	-	31	-
Commercial	568	568	-	479	4
Home equity	506	506	-	369	4
Consumer	-	-	-	-	-
	$8,466	$8,466	$15	$6,744	$96

Note 4 - Allowance for Loan Losses (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2010:

2010
(In Thousands)
Commercial real estate	$1,140
Commercial construction	-
Commercial	-
Home equity	381
Consumer	-
Total	$1,521

At December 31, 2009 the recorded investment in impaired loans totaled $4.8 million of which $4.2 million required no allowance for loan losses.  The recorded investment in impaired loans requiring an allowance for loan losses was $595 thousand at December 31, 2009.  At December 31, 2009 the related allowance for loan losses associated with those loans were $267 thousand.

At December 31, 2009 the Company had five non-accrual loans of $4.2 million. There were $584 thousand of loans that were past due greater than 90 days or more and still accruing interest at December 31, 2009. Finally, there was one loan in the amount of $60 thousand that the Company considered impaired that was neither on non-accrual or was greater than 90 days past due. The average recorded investment in impaired loans was $1.4 million for the year ended December 31, 2009 and interest income of $26 thousand was recognized on impaired loans.

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loans Receivable > 90 Days and Accruing

Commercial real estate	$2,272	$579	$2,604	$5,455	$161,325	$166,780	$1,464
Commercial real estate - construction	-	-	-	-	15,701	15,701	-
Commercial	-	20	-	20	27,571	27,591	-
Home equity	-	104	381	485	175,656	176,141	-
Consumer	-	-	-	-	2,048	2,048	-
Total	$2,272	$703	$2,985	$5,960	$382,301	$388,261	$1,464

Note 4 - Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses at December 31, 2010 disaggregated on a basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the base of the Company’s impairment methodology (in thousands).

	Allowance for Loan Loss			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment

Commercial Real Estate	$822	$15	$807	$159,513	$7,267	$152,246
Commercial Construction	525	-	525	15,576	125	15,451
Commercial	740	-	740	27,023	568	26,455
Home Equity	1,577	-	1,577	175,635	506	175,129
Consumer	45	-	45	2,048	-	2,048
	$3,709	$15	$3,694	$379,795	$8,466	$371,329

Note 5 - Bank Premises and Equipment

The components of premises and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)
Furniture, fixtures and equipment	$2,086	$1,769
Leasehold improvements	1,836	1,788
Computer equipment and data processing software	978	841
Automobiles	124	92
Construction in progress	13	-

	5,037	4,490
Accumulated depreciation	(2,639)	(2,025)

	$2,398	$2,465

Note 6 - Deposits

The components of deposits at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
	(In Thousands)
Demand, non-interest bearing	$32,431	$25,785
Demand, NOW and money market, interest bearing	38,167	32,987
Savings	242,529	201,727
Time, $100 and over	41,633	54,821
Time, other	60,507	65,964

Total deposits	$415,267	$381,284

At December 31, 2010, the scheduled maturities of time deposits are as follows (in thousands):

2011	$74,803
2012	15,994
2013	5,606
2014	2,540
2015	3,197

$102,140

Note 7 - Securities Sold under Agreements to Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase and federal funds purchased generally mature within a few days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company adjusts collateral based on the fair value of the underlying securities, on a monthly basis. Information concerning securities sold under agreements to repurchase for the years ended December 31, 2010 and 2009 is summarized as follows:

Note 7 - Securities Sold under Agreements to Repurchase and Federal Funds Purchased (Continued)

	2010	2009
	(Dollars In Thousands)

Balance outstanding at December 31	$46,433	$30,964
Weighted average interest rate at the end of the year	0.40%	1.56
Average daily balance during the year	$40,161	$27,866
Weighted average interest rate during the year	0.97%	1.89
Maximum month-end balance during the year	$49,182	$36,450

Note 8 – Long-term Borrowings

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $200.6 million, of which $7.9 million was outstanding at December 31, 2010, all of which is long term. The Bank also has a line of credit with the FHLB of Pittsburgh and the Atlantic Central Bankers Bank of approximately $25.0 million and $6.0 million, respectively, of which none was outstanding at December 31, 2010. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured. The Company has two lines of credit with Univest National Bank and Trust Company, totaling $10.0 million, of which $5.7 million was outstanding at December 31, 2010. These lines of credit are secured by 833,333 shares of Bank stock, subordinate to all senior indebtedness of maker.  Under the terms of the loan agreement, the Bank is required to remain well capitalized and maintain a debt service coverage ratio of 1:1.  At year-end, the debt service coverage ratio was 0.93:1, and this violation was subsequently cured prior to this filing. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

The components of long-term borrowings with the FHLB at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
January 2010	-	$-	3.50%	$2,000
January 2012	-	-	3.23%	1,480
June 2013	3.86%	4,834	3.86%	4,834
August 2013	3.98%	3,052	3.98%	3,052
		$7,886		$11,366

The components of long-term borrowings with Univest National Bank at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
November 2015	7.50%	$5,700	7.50%	$5,650

Note 9 - Lease Commitments

The company leases its banking premises under leases which the company classifies as operating leases.  These leases expire at various dates through March 2020.  In addition to fixed rentals, the leases require the Company to pay certain additional expenses of occupying these spaces, including real estate taxes, insurance, utilities and repairs.  A portion of these leases are with related parties as described below.

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows (in thousands):

	Related Parties	Third Parties	Total
2011	$325	$712	$1,037
2012	168	730	898
2013	45	744	789
2014	45	706	751
2015	45	684	729
Thereafter	30	2,855	2,885

	$658	$6,431	$7,089

Total rent expense was $1.1 million and $735 thousand for the years ended December 31, 2010 and 2009, respectively. Rent expense to related parties was $306 thousand for the years ended December 31, 2010 and 2009.

Note 10 - Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Executive Vice President of Commercial Lending.

Note 11 - Stockholders’ Equity

On November 11, 2008, the Company consummated its acquisition of Embassy Bank For The Lehigh Valley pursuant to a Plan of Merger and Reorganization dated April 18, 2008, pursuant to which the Bank was reorganized into a bank holding company structure. At the effective time of the reorganization, each share of common stock of Embassy Bank For The Lehigh Valley issued and outstanding was automatically converted into one share of Company common stock. The issuance of Company common stock in connection with the reorganization was exempt from registration pursuant to Section 3(a) (12) of the Securities Act of 1933, as amended.

Note 12 - Stock Option and Stock Incentive Plans

Stock Option Plan:

In connection with the reorganization of the Bank into a holding company structure, the Company assumed the Bank’s 2001 Stock Option Plan which was renamed the Embassy Bancorp, Inc. Option Plan (the “Plan”). The Plan authorizes the Board of Directors to grant options to officers, other employees and directors of the Company. As of March 31, 2011, the aggregate number of shares available for issuance under the Plan, as adjusted to reflect stock splits declared by the Bank’s Board of Directors and an increase in the number of shares subject to the Plan approved by the Bank’s shareholder prior to reorganization, is 670,725. The shares granted under the Plan to directors are non-qualified options. The shares granted under the Plan to officers and other employees are generally intended to be “incentive stock options,” and are subject to the limitations under Section 422 of the Internal Revenue Code. Shares subject to options under the Plan may be either from authorized but unissued shares of the Company or shares purchased in the open market.

Note 12 - Stock Option and Stock Incentive Plans (Continued)

All options granted under the Plan are subject to vesting requirements of not less than three years and the term shall not exceed ten years. The exercise price of the options granted shall be the fair market value of a share of common stock at the time of the grant. The plan expires on May 10, 2011, after which no new option may be granted under the company’s plan.

Transactions under the plan are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2008	909,674	$3.79
Granted	-	-
Exercised	(49,921)	3.26
Forfeited	(600)	10.00

Outstanding, December 31, 2009	859,153	$3.82
Granted	-	-
Exercised	(592,920)	2.85
Forfeited	(26,260)	3.09

Outstanding, December 31, 2010	239,973	$6.30

Exercisable, December 31, 2010	239,973	$6.30

Stock options outstanding at December 31, 2010 are exercisable at prices ranging from $2.84 to $10.00 a share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2010 is 2.55 years. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2009 is 1.73 years. At December 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was $243 thousand.  The intrinsic value was determined by using the latest known sales price of the Company’s common stock. For the years ending December 31, 2010 and 2009, the aggregate intrinsic value of options exercised was $3.1 million and $165 thousand, respectively.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2010:

Note 12 - Stock Option and Stock Incentive Plans (Continued)

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$2.00 to $3.00	$2.84	17,929	0.38	17,929
$3.00 to $4.00	3.91	89,138	1.51	89,138
$6.00 to $7.00	6.40	60,167	3.00	60,167
$9.00 to $10.00	10.00	72,739	4.00	72,739

		239,973	2.55	239,973

Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the S.I.P.).  The S.I.P. authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries.  The Board of Directors believes that the S.I.P. will cause the designated participants to contribute materially to the growth of the company.   The S.I.P. provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant.  All awards granted under the S.I.P. will not have a term in which the option may be exercised that is more than ten years from the time the plan is granted.

As of December 31, 2011, the aggregate number of shares available for issuance under the S.I.P. is 500,000.  The S.I.P. plan provides for appropriate adjustments in the number and kind of shares available for grant, subject to outstanding awards under the S.I.P. to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The S.I.P. expires on June 15, 2020.

Note 13 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)

Current	$2,200	$1,128
Deferred	(266)	75

	$1,934	$1,203

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statement of income for the years ended December 31, 2010 and 2009 is as follows (in thousands):

Note 13 - Federal Income Taxes (Continued)

	2010	2009
	(In Thousands)

Federal income tax at statutory rate	$2,243	$1,338
Tax free interest	(302)	(164)
Other	(7)	29

	$1,934	$1,203

The Company adopted guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes as of January 1, 2007. The Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of January 1, 2009, December 31, 2009 and December 31, 2010 the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company is subject to U.S. federal income tax. Neither the Company nor the Bank is subject to examination by U.S. Federal taxing authorities for years before 2007.

The components of the net deferred tax asset at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,141	$1,179
Contributions carryforward	214	237
Other	336	199

Total Deferred Tax Assets	1,691	1,615

Deferred tax liabilities:
Premises and equipment	169	169
Prepaid assets	147	153
Stock options	422	159
Cash basis conversion	-	68
Deferred loan costs	184	153
Unrealized gain on securities available for sale	153	714

Total Deferred Tax Liabilities	$1,075	$1,416

Net Deferred Tax Asset	$616	$199

Note 13 - Federal Income Taxes (Continued)

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

Related parties were indebted to the Company for loans totaling $2.4 million and $3.2 million at December 31, 2010 and 2009, respectively.  During 2010, loans totaling $1.6 million were disbursed and loan repayments totaled $2.4 million.

Fees paid to related parties for legal services for the years ended December 31, 2010 and 2009, were approximately $70 thousand and $42 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party as described in Note 9.

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

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

Note 15 - Financial Instruments with Off-Balance Sheet Risk (Continued)

	2010	2009
	(In Thousands)

Commitments to grant loans, fixed	$492	$7,537
Commitments to grant loans, variable	700	2,125
Unfunded commitments under lines of credit, fixed	6,430	3,519
Unfunded commitments under lines of credit, variable	48,687	48,602
Standby letters of credit	4,226	3,599

	$60,535	$65,382

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2010 and 2009 was $4.2 million and $3.5 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.9 million and $3.0 million, respectively. The current amount of the liability as of December 31, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

Note 16 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2010, the Company had a $1.1 million minimum reserve balance, which was covered by vault cash.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Note 16 - Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2010, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2010 and 2009 are presented below:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollar Amounts in Thousands)
December 31, 2010:
Total capital (to risk-weighted assets)	$45,421	13.0%	$	> 28,047	> 8.0%	$	> 35,059	> 10.0%
Tier 1 capital (to risk-weighted assets)	41,712	11.9		> 14,024	> 4.0		> 21,036	> 6.0
Tier 1 capital (to average assets)	41,712	8.1		> 20,502	> 4.0		> 25,628	> 5.0

December 31, 2009:
Total capital (to risk-weighted assets)	$41,062	12.8%	$	> 25,642	> 8.0%	$	> 32,052	> 10.0%
Tier 1 capital (to risk-weighted assets)	37,464	11.7		> 12,821	> 4.0		> 19,231	> 6.0
Tier 1 capital (to average assets)	37,464	8.1		> 18,604	> 4.0		> 23,255	> 5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of

 Note 16 - Regulatory Matters (Continued)

consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

Prior to September 2010, the Company qualified as a “small bank holding company” under the Federal Reserve Board’s Small Bank Holding Company Policy Statement (the “Policy Statement”), which exempts bank holding companies with assets of less than $500 million from the  risk-based and leverage capital guidelines generally applicable to bank holding companies. Application of this exemption therefore permits a small bank holding company to maintain debt levels that are higher than what would typically be permitted for larger bank holding companies. As of September 2010, the Company exceeds $500 million in assets and, therefore, no longer meets the eligibility criteria of a small bank holding company in accordance with the Policy Statement. Accordingly, the Company is no longer exempt from the regulatory capital requirements administered by the federal banking agencies.

The Company’s actual capital amounts and ratios at December 31, 2010 are presented below:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollar Amounts in Thousands)
December 31, 2010:
Total capital (to risk-weighted assets)	$40,142	11.2%	$	> 28,047	> 8.0%	$	> N/A	> -%
Tier 1 capital (to risk-weighted assets)	36,433	10.1		> 14,024	> 4.0		> N/A	> -
Tier 1 capital (to average assets)	36,433	7.1		> 20,502	> 4.0		> N/A	> -

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

Note 17 - Fair Value of Financial Instruments (Continued)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
US Treasury and agency obligations	$-	$32,622	$-	$32,622
Municipal bonds	-	36,546	-	36,546
Mortgage-backed securities - residential	-	16,749	-	16,749
Corporate bonds	-	3,954	-	3,954

December 31, 2010 Securities available for sale	$-	$89,871	$-	$89,871
US Treasury and agency obligations	$-	$17,083	$-	$17,083
Municipal bonds	-	28,574	-	28,574
Mortgage-backed securities - residential	-	23,119	-	23,119
Corporate bonds	-	4,019	-	4,019

December 31, 2009 Securities available for sale	$-	$72,795	$-	$72,795

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

December 31, 2010 Impaired loans	$-	$-	$144	$144
December 31, 2010 Other real estate owned	$-	$-	$3,069	$3,069
December 31, 2009 Impaired loans	$-	$-	$328	$328

Note 17 - Fair Value of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and 2009:

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

Note 17 - Fair Value of Financial Instruments (Continued)

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

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2010 and 2009:

Note 17 - Fair Value of Financial Instruments (Continued)

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,643	$19,643	$26,464	$26,464
Interest bearing time deposits	8,326	8,434	10,724	10,857
Securities available-for-sale	89,871	89,871	72,795	72,795
Loans receivable, net of allowance	384,456	388,794	346,320	351,075
Restricted investments in bank stock	2,006	2,006	2,109	2,109
Accrued interest receivable	1,503	1,503	1,615	1,615

Financial liabilities:
Deposits	415,267	401,468	381,284	373,087
Securities sold under agreements to repurchase and federal funds purchased	46,433	46,435	30,964	30,974
Long-term borrowings	13,586	14,006	17,016	17,197
Accrued interest payable	941	941	1,457	1,457

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

Note 18 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEET

	As of December 31,
	2010	2009
	(in Thousands)
ASSETS

Cash	$399	$467
Other assets	22	16
Investment in subsidiary	42,008	38,849
Total Assets	$42,429	$39,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$5,700	$5,650
Other liabilities	-	5
Stockholders’ equity	36,729	33,677
Total Liabilities and Stockholders’ Equity	$42,429	$39,332

STATEMENT OF INCOME

	Years Ending December 31,
	2010	2009
	(In Thousands)

Interest income on interest bearing deposits	$2	$4
Interest expense on borrowings	(432)	(282)
Other expenses	(102)	(99)
Undistributed net income of banking subsidiary	5,017	2,989
Income before income taxes	4,485	2,612
Income tax benefit	177	121
Net income	$4,662	$2,733

Note 18 – Parent Company Only Financial (Continued)

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2010	2009
	(in Thousands)

Cash Flows from Operating Activities:
Net income	$4,662	$2,733
Adjustments to reconcile net income to net cash used in
operating activities:
Net change in other assets and liabilities	(11)	(19)
Equity in undistributed net income of banking subsidiary	(5,017)	(2,989)
Net Cash Used in Operating Activities	(366)	(275)

Cash Flows from Investing Activities:
Capital contribution to banking subsidiary	-	(3,771)
Dividend from banking subsidiary	770	-
Net Cash Provided by (Used in) Investing Activities	770	(3,771)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	50	4,250
Proceeds from exercise of stock options	-	163
Stock tendered for options	(381)	-
Dividends Paid	(141)	-
Purchase of treasury stock	-	-
Net Cash Provided by (Used in) Financing Activities	(472)	4,413
Net Increase in Cash	(68)	367

Cash – Beginning	467	100

Cash - Ending	$399	$467

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2010, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)  Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating Officer,
Secretary and Chief Financial Officer

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act, which exempt smaller reporting companies from this requirement, thus permitting the Company to provide only management’s report in this annual report.

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

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2011 annual meeting of shareholders.

Item  11.  EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2011 annual meeting of shareholders.

Item  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2011 annual meeting of shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2011 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following fees were incurred by the Company for 2010 and 2009:

	2010	2009
Audit fees (1)	$67,914	$73,549
Audit -related fees(2)	1,500	3,452
Tax fees(3)	8,139	8,384
All other fees (4)	24,000	-

	$101,553	$85,385

(1)  Includes professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in Forms 10-Q and 10-K, or services normally provided in connection with statutory and regulatory filing and engagements, including out-of-pocket expenses.
(2)  Includes assurance and related services reasonably related to the performance of the audit or review of financial statements, including the following:  accounting consultation related to consolidation of new entity.

(3)  Tax fees include the following:  preparation of state and federal tax returns, assistance with calculating estimated tax payments, and assistance with tax exempt yield calculation.
(4)  Other fees include assistance in implementing XBRL reporting.

These fees were approved in accordance with the Company’s Audit Committee’s policy.

Additional information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Fees Paid to Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2011 annual meeting of shareholders.

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           Financial Statement Schedules can be found under Item 8 of this report.

(b)           Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description

3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Embassy Bancorp, Inc. Option Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-8 filed on February 22, 2010).
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s definitive proxy statement filed on April 30, 2010).
10.3	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 14, 2010).
10.4	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on May 14, 2010).
10.5	Lease Agreement for the Rte. 512 Bethlehem Office (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 31, 2009).
10.6
Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, Pennsylvania (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 31, 2009).

10.7	Lease Addendum for additional space in the Rte. 512, Bethlehem Office (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 31, 2009).
10.8	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, Pennsylvania (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 31, 2009).
10.9	Lease Agreement for Tilghman Street location (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 31, 2009).
10.10	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 31, 2009).
10.11	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed on March 31, 2009).
10.12	Lease Agreement dated March 19, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 31, 2009).
10.13	Employment Agreement – D. Lobach, dated January 1, 2006 (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 31, 2009).
10.14
Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed on November 23, 2010).

10.15	Employment Agreement – J. Hunsicker, dated January 1, 2006 (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 31, 2009).
10.16
Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed on November 23, 2010).

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

10.17	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 31, 2009).
10.18
Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 8-K filed on November 23, 2010).

10.19
Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on November 23, 2010).

10.20
Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 23, 2010).

10.21
Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on November 23, 2010).

10.22
Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 23, 2010).

10.23
Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on December 24, 2009).

10.24
Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on December 24, 2009).

10.25
Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K filed on December 24, 2009).

10.26
Loan Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on December 24, 2009).

10.27
Subordinated Term Loan Note, dated as of November 11, 2008, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K filed on December 24, 2009).

10.28
Stock Pledge Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K filed on December 24, 2009).

10.29
First Allonge to Subordinated Term Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 8-K filed on December 24, 2009).

11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of ParenteBeard LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

		By	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Dated:	March 31, 2011		Chairman, President and Chief Executive Officer

Dated:	March 31, 2011	By	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 31, 2011	/s/ John B. Brew Jr.
John B. Brew, Jr., Director

Dated: March 31, 2011	/s/ Robert P. Daday
Robert P. Daday, Director

Dated: March 31, 2011	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 31, 2011	/s/ Elmer D. Gates
Elmer D. Gates, Lead Director

Dated: March 31, 2011	/s/ M. Bernadette Holland
M. Bernadette Holland, Director

Dated: March 31, 2011	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 31, 2011	/s/ David M. Lobach Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 31, 2011	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 31, 2011	/s/ Frank Banko
Frank Banko, Director

Dated: March 31, 2011	/s/ John T. Yurconic
John T. Yurconic, Director