Form 10-Q
period 2011-03-31
Embassy Bancorp, Inc.
filed 2011-05-13
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 OR

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
Yes ☐  No ☐
Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 10, 2011	($1.00 Par Value)	7,154,004
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2011	2010
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$17,448	$6,645
Interest bearing demand deposits with banks	15,281	7,085
Federal funds sold	2,530	5,913

Cash and Cash Equivalents	35,259	19,643

Interest bearing time deposits	7,589	8,326
Securities available for sale	88,615	89,871
Restricted investment in bank stock	1,907	2,006
Loans receivable, net of allowance for loan losses of $3,789 in 2011; $3,709 in 2010	376,428	384,456
Premises and equipment, net of accumulated depreciation	2,324	2,398
Deferred income taxes	360	616
Accrued interest receivable	1,651	1,503
Other real estate owned	3,069	3,069
Other assets	2,147	1,996

Total Assets	$519,349	$513,884

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$30,730	$32,431
Interest bearing	395,641	382,836

Total Deposits	426,371	415,267

Securities sold under agreements to repurchase and federal funds purchased	38,749	46,433
Long-term borrowings	13,586	13,586
Accrued interest payable	657	941
Other liabilities	1,645	928

Total Liabilities	481,008	477,155

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares; issued 7,157,357 shares; outstanding 7,157,004	7,157	7,157
Surplus	22,303	22,303
Accumulated earnings	8,090	6,976
Accumulated other comprehensive income	794	296
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	38,341	36,729

Total Liabilities and Stockholders' Equity	$519,349	$513,884

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,066	$4,939
Securities, taxable	471	581
Securities, non-taxable	245	217
Federal funds sold, and other	6	7
Interest on time deposits	31	43

Total Interest Income	5,819	5,787

INTEREST EXPENSE

Deposits	1,013	1,320
Securities sold under agreements to repurchase and federal funds purchased	59	117
Long-term borrowings	184	196
Total Interest Expense	1,256	1,633

Net Interest Income	4,563	4,154

PROVISION FOR LOAN LOSSES	165	180

Net Interest Income after
Provision for Loan Losses	4,398	3,974

OTHER INCOME

Credit card processing fees	228	170
Other service fees	94	82
Total Other Income	322	252

OTHER EXPENSES

Salaries and employee benefits	1,390	1,207
Occupancy and equipment	571	482
Data processing	215	231
Credit card processing	217	161
Advertising and promotion	192	157
Professional fees	80	95
FDIC insurance	172	169
Insurance	35	11
Loan and real estate	46	25
Charitable contributions	119	109
Other	133	149
Total Other Expenses	3,170	2,796

Income before Income Taxes	1,550	1,430

INCOME TAX EXPENSE	436	417

Net Income	$1,114	$1,013

BASIC EARNINGS PER SHARE	$0.16	$0.15

DILUTED EARNINGS PER SHARE	$0.15	$0.14

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2011 and 2010

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
	(In Thousands, and per Share Data)

BALANCE - DECEMBER 31, 2009	6,941	22,900	2,455	1,384	(3)	33,677

Comprehensive income:
Net income			1,013			1,013
Net change in unrealized gain on securities available for sale, net of income tax effects				180		180

Total Comprehensive Income						1,193

BALANCE - MARCH 31, 2010	$6,941	$22,900	$3,468	$1,564	$(3)	$34,870

BALANCE - DECEMBER 31, 2010	7,157	22,303	6,976	296	(3)	36,729

Comprehensive income:
Net income			1,114			1,114
Net change in unrealized gain on securities available for sale, net of income tax effects				498		498

Total Comprehensive Income						1,612

BALANCE - MARCH 31, 2011	$7,157	$22,303	$8,090	$794	$(3)	$38,341

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,114	$1,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	165	180
(Accretion) of deferred loan fees/costs	(26)	(28)
Depreciation and amortization	155	144
Net amortization of investment security premiums and discounts	86	23
(Increase) in deferred income taxes	(1)	-
Decrease (increase) in accrued interest receivable	(148)	33
Increase in other assets	(151)	(20)
Decrease in accrued interest payable	(284)	(551)
Increase in other liabilities	717	448

Net Cash Provided by Operating Activities	1,627	1,242

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(2,880)	(6,574)
Maturities, calls and principal repayments of securities available for sale	4,805	2,172
Net decrease (increase) in loans	7,889	(9,857)
Decrease in restricted investment in bank stock	99	-
Net maturities of interest bearing time deposits	737	3,265
Purchases of premises and equipment	(81)	(259)

Net Cash Provided by (Used In) Investing Activities	10,569	(11,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,104	6,411
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(7,684)	5,293
Proceeds from long-term borrowed funds	-	50

Net Cash Provided by Financing Activities	3,420	9,754

Net Increase (Decrease) in Cash and Cash Equivalents	15,616	(257)

CASH AND CASH EQUIVALENTS - BEGINNING	19,643	26,464

CASH AND CASH EQUIVALENTS - ENDING	$35,259	$26,207

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,540	$2,184

Income taxes paid	$-	$176

Other real estate acquired in settlement of loans	$3,069	$-

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow. Embassy Holdings, LLC (the “LLC”) is a wholly-owned subsidiary of the Bank organized to engage in the holding of property acquired by the Bank in satisfaction of debts previously contracted.  As such, the consolidated financial statements contained herein include the accounts of the Company, the Bank and the LLC. All significant intercompany transactions and balances have been eliminated.

The Bank, which is the Company’s principal operating subsidiary, was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2011 through the date these consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2010.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Comprehensive Income

The only other comprehensive income item that the Company presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains for the three months ended March 31, 2011 and 2010, respectively, are as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Change in unrealized holding gains on securities available for sale	$755	$272
Less: Reclassification adjustment for realized gains (losses)	-	-
	755	272
Tax effect	(257)	(92)
Change in net unrealized gains	$498	$180

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

	Three Months Ended March 31,
	2011	2010
	(Dollars In Thousands, except per share data)

Net income	$1,114	$1,013

Weighted average shares outstanding	7,157	6,941
Dilutive effect of potential common shares, stock options	33	350

Diluted weighted average common shares outstanding	7,190	7,291
Basic earnings per share	$0.16	$0.15
Diluted earnings per share	$0.15	$0.14

Stock options of 132,906 and 72,739 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2011 and 2010, respectively, because they are not dilutive to earnings.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.3 million of standby letters of credit outstanding as of March 31, 2011. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.2 million. Management does not consider the current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued to be material.

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2011, the Bank had a maximum borrowing capacity for short-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Short-term and Long-term Borrowings (Continued)

term and long-term advances of approximately $205.3 million, of which $7.9 million was outstanding in long-term loans. Long-term loans with FHLB of $7.9 million were outstanding at December 31, 2010. There were no short-term advances outstanding at March 31, 2011. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at March 31, 2011 and December 31, 2010. Advances from this line are unsecured.

The Company has two lines of credit with Univest National Bank and Trust Company (“Univest”) totaling $10 million. As of March 31, 2011 and December 31, 2010, the outstanding balance was $5.7 million. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Securities Available For Sale

At March 31, 2011 and December 31, 2010, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2011:
U.S Treasury and agency obligations	$32,600	$110	$(141)	$32,569
Municipal bonds	37,873	551	(190)	38,234
Mortgage-backed securities - residential	14,410	753	(31)	15,132
Corporate Bonds	2,528	152	-	2,680
Total	$87,411	$1,566	$(362)	$88,615

December 31, 2010:
U.S Treasury and agency obligations	$32,669	$120	$(167)	$32,622
Municipal bonds	37,012	102	(568)	36,546
Mortgage-backed securities - residential	15,961	815	(27)	16,749
Corporate Bonds	3,780	174	-	3,954
Total	$89,422	$1,211	$(762)	$89,871

The amortized cost and fair value of securities as of March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$-	$-
Due after one year through five years	37,210	37,353
Due after five years through ten years	5,803	5,828
Due after ten years	29,988	30,302
	73,001	73,483

Mortgage-backed securities	14,410	15,132
	$87,411	$88,615

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Securities Available For Sale (Continued)

There were no sales of securities for the three months ended March 31, 2011 and 2010.

Securities with a carrying value of $54.8 million and $58.2  million at March 31, 2011 and December 31, 2010, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011:	(In Thousands)

Municipal bonds	$11,423	$(190)	$-	$-	$11,423	$(190)
Mortgage -backed securities - residential	1,495	(31)	-	-	1,495	(31)
U.S. Treasury and agency obligations	28,399	(141)	-	-	28,399	(141)
Total Temporarily Impaired Securities	$41,317	$(362)	$-	$-	$41,317	$(362)

December 31, 2010:

Municipal bonds	$27,880	$(568)	$-	$-	$27,880	$(568)
Mortgage -backed securities - residential	1,584	(27)			1,584	(27)
U.S. Treasury and agency obligations	27,455	(167)			27,455	(167)
Total Temporarily Impaired Securities	$56,919	$(762)	$-	$-	$56,919	$(762)

The Company had forty-three (43) securities in an unrealized loss position at March 31, 2011. Unrealized losses detailed above relate to US government agency and municipal securities and the decline in fair value is due only to interest rate fluctuations. As of March 31, 2011, the Company either has the intent and ability to hold the aforementioned forty-three (43) securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. None of the individual unrealized losses are significant and management believes that the unrealized losses represent temporary impairment of the securities.

Note 9 – Restricted Investment In Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank stock (FHLB) and Atlantic Central Bankers Bank stock.  The restricted stocks are carried at cost.

The Bank owns restricted stock investments in the Federal Home Loan Bank (“FHLB”). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock and as of March 31, 2011 has not resumed dividend payments. During the first quarter of 2011 and 2010, FHLB of Pittsburgh conducted a limited excess capital stock repurchase based upon positive net income results. In connection with this program, the Bank had stock at a carrying value of $98 thousand and $103 thousand repurchased during the first quarter of 2011 and 2010, respectively.  Any future capital stock repurchases are expected to be made on a quarterly basis if conditions warrant such repurchases.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB as of March 31, 2011.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011		December 31, 2010
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
(in thousands)
Commercial real estate	$162,103	42.62%	$166,780	42.96%
Commercial construction	12,558	3.30%	15,701	4.04%
Commercial	26,165	6.88%	27,591	7.11%
Home equity	177,323	46.62%	176,141	45.37%
Consumer	2,202	0.58%	2,048	0.53%

Gross loans	380,351	100.00%	388,261	100.00%
Unearned origination (fees) costs	(134)		(96)
Allowance for loan losses	(3,789)		(3,709)

	$376,428		$384,456

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness identified), substandard (well defined weakness) and doubtful (unlikely to be paid in full) within the Company's internal risk rating system as of March 31, 2011 and December 31, 2010, respectively:

March 31, 2011:	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial real estate	$156,024	$1,218	$4,683	$178	$162,103
Commercial construction	11,042	-	1,516	-	12,558
Commercial	25,551	277	337	-	26,165
Home equity	176,842	125	-	356	177,323
Consumer	2,202	-	-	-	2,202
Total	$371,661	$1,620	$6,536	$534	$380,351

December 31, 2010:

Commercial real estate	$159,513	$601	$6,407	$259	$166,780
Commercial construction	15,576	125	-	-	15,701
Commercial	27,023	229	339	-	27,591
Residential mortgage	-	-	-	-	-
Home equity	175,635	125	-	381	176,141
Consumer	2,048	-	-	-	2,048
Total	$379,795	$1,080	$6,746	$640	$388,261

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010, respectively:

March 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:	(In Thousands)
Commercial real estate	$7,213	$7,213		$7,161	$56
Commercial construction	125	125		125	15
Commercial	615	615		592	8
Home equity	481	481		494	2
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$255	$255	$51	$207	$1
Commercial construction	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,468	$7,468	$51	$7,368	$57
Commercial construction	125	125	-	125	15
Commercial	615	615	-	592	8
Home equity	481	481	-	494	2
Consumer	-	-	-	-	-
	$8,689	$8,689	$51	$8,578	$82

December 31, 2010:

With no related allowance recorded:
Commercial real estate	$7,108	$7,108		$5,825	$84
Commercial construction	125	125		31	-
Commercial	568	568		479	4
Home equity	506	506		369	4
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$159	$159	$15	$40	$4
Commercial construction	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,267	$7,267	$15	$5,865	$88
Commercial construction	125	125	-	31	-
Commercial	568	568	-	479	4
Home equity	506	506	-	369	4
Consumer	-	-	-	-	-
	$8,466	$8,466	$15	$6,744	$96

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Commercial real estate	$2,305	$1,140
Commercial construction	-	-
Commercial	-	-
Home equity	356	381
Consumer	-	-
Total	$2,661	$1,521

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010, respectively (in thousands):

March 31, 2011:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loans Receivable > 90 Days and Accruing

Commercial real estate	$2,062	$3,605	$2,666	$8,333	$153,770	$162,103	$361
Commercial construction	3,574	-	-	3,574	8,984	12,558	-
Commercial	865	14	-	879	25,286	26,165	-
Home equity	103	-	356	459	176,864	177,323	-
Consumer	2	-	-	2	2,200	2,202	-
Total	$6,606	$3,619	$3,022	$13,247	$367,104	$380,351	$361

December 31, 2010:

Commercial real estate	$2,272	$579	$2,604	$5,455	$161,325	$166,780	$1,464
Commercial construction	-	-	-	-	15,701	15,701	-
Commercial	-	20	-	20	27,571	27,591	-
Home equity	-	104	381	485	175,656	176,141	-
Consumer	-	-	-	-	2,048	2,048	-
Total	$2,272	$703	$2,985	$5,960	$382,301	$388,261	$1,464

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable at March 31, 2011 and for the three months then ended (in thousands):

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Quarter Ended March 31, 2011

	Commercial Real Estate	Commercial Construction	Commercial	Home equity	Consumer	Unallocated	Total
Allowance for loan
losses:
Beginning Balance	$1,014	$443	$325	$1,309	$35	$582	$3,709
Charge-offs	(68)	-	-	(25)	-	-	(93)
Recoveries	-	-	4	-	4	-	8
Provisions	382	(51)	(6)	48	(2)	(206)	165

Ending balance	$1,328	$393	$323	$1,332	$38	$376	$3,789

Ending balance: individually evaluated for impairment	$51	$-	$-	$-	$-	$-	$51

Ending balance: collectively evaluted for impairment	$1,277	$393	$323	$1,332	$38	$376	$3,738

Loans receivable:

Ending balance	$162,103	$12,558	$26,165	$177,323	$2,202		$380,351

Ending balance: individually evaluted for impairment	$7,468	$125	$615	$481	$-		$8,689

Ending balance: collectively evaluated for impairment	$154,635	$12,433	$25,550	$176,842	$2,202		$371,662

Note 11 – Fair Value Measurements

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

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

 For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
U.S. Treasury and agency obligations	$-	$32,569	$-	$32,569
Municipal bonds	-	38,234	-	38,234
Mortgage-backerd securities - residential	-	15,132	-	15,132
Corporate bonds	-	2,680	-	2,680

March 31, 2011 Securities available for sale	$-	$88,615	$-	$88,615

U.S. Treasury and agency obligations	$-	$32,622	$-	$32,622
Municipal bonds	-	36,546	-	36,546
Mortgage-backerd securities - residential	-	16,749	-	16,749
Corporate bonds	-	3,954	-	3,954

December 31, 2010 Securities available for sale	$-	$89,871	$-	$89,871

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
March 31, 2011 Impaired loans	$-	$-	$204	$204
March 31, 2011 Other real estate owned	$-	$-	$3,069	$3,069
December 31, 2010 Impaired loans	$-	$-	$144	$144
December 31, 2011 Other real estate owned	$-	$-	$3,069	$3,069

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

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

Securities Available for Sale (Carried at Fair Value)

The fair value of securities available for sale (carried at fair value) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices.  The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, and projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

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

At March 31, 2011, of the impaired loans having an aggregate balance of $8.2 million, $8.0 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $204 thousand in impaired loans, an aggregate valuation allowance of $51 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$35,259	$35,259	$19,643	$19,643
Interest bearing time deposits	7,589	7,599	8,326	8,434
Securities available-for-sale	88,615	88,615	89,871	89,871
Loans receivable, net of allowance	376,428	380,186	384,456	388,794
Restricted investments in bank stock	1,907	1,907	2,006	2,006
Accrued interest receivable	1,651	1,651	1,503	1,503

Financial liabilities:
Deposits	426,371	427,448	415,267	416,508
Securities sold under agreements to repurchase and federal funds purchased	38,749	38,753	46,433	46,435
Long-term borrowings	13,586	13,961	13,586	14,006
Accrued interest payable	657	657	941	941

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

Note 12 – New Accounting Standard

ASU 2011-02

The FASB has issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications, such as changes in the interest rate of the borrowing and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this Update for annual periods ending on or after December 15, 2012. Early adoption is permitted.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

OVERVIEW

The Company is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act). The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow. Embassy Holdings, LLC (the “LLC”) is a wholly-owned subsidiary of the Bank organized to engage in the holding of property acquired by the Bank in satisfaction of debts previously contracted.  As such, the consolidated financial statements contained herein include the accounts of the Company, the Bank and the LLC.

The Bank, which is the Company’s primary operating subsidiary, was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

The Company’s assets grew $6.0 million from $513.9 million at December 31, 2010 to $519.9 million at March 31, 2011 due to the increase in cash and cash equivalents, which were offset by a decrease in loans from payoffs of two relationships, and a decrease in the value of the securities portfolio to a lesser extent.

Net income for the three months ended March 31, 2011 was $1.1 million compared to a net income for the three months ended March 31, 2010 of $1.0 million.  Loans receivable, net of the allowance for loan losses, decreased $8 million to $376.4 million at March 31, 2011 from $384.4 million at December 31, 2010. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers, making the expected growth in lending activity more challenging.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2011 increased $30 thousand to $5.82 million, as compared to $5.79 million for the three months ended March 31, 2010, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $498.1 million for the three months ended March 31, 2011 compared to $456.7 million for the three months ended March 31, 2010. The yield on average earning assets was 4.84% for the first quarter of 2011 compared to 5.22% for the first quarter of 2010.

Total interest expense for the three months ended March 31, 2011 decreased $370 thousand to $1.26 million as compared to $1.63 million for the three months ended March 31, 2010, primarily due to decreases in deposit rates. Average interest bearing liabilities were $447.1 million for the three months ended March 31, 2011 compared to $410.2 million for the three months ended March 31, 2010.  The yield on average interest bearing liabilities was 1.14% for the first quarter of 2011 compared to 1.61% for the first quarter of 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended March 31, 2011 was $4.6 million compared to $4.2 million for the three months ended March 31, 2010. The improvement in net interest income for the three months ended March 31, 2011 is a result of decreases in the interest expense associated with deposits and other borrowed funds, offset to a lesser extent by a reduction in rates received on interest earning assets. The Company’s net interest margin for the three months ended March 31, 2011 increased 16 basis points to 3.82% as compared to 3.66% for the three months ended March 31, 2010, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds offset by the competitive interest rate pressure of lending.

Below is a table which sets forth average balances and corresponding yields for the three month periods ended March 31, 2011 and March 31, 2010, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2011			2010

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$383,434	$5,042	5.33%	$355,989	$4,939	5.63%
Loans - non-taxable	2,480	24	5.84%	-	-	-
Investment securities - taxable	66,789	471	2.82%	55,768	581	4.17%
Investment securities - non-taxable	25,593	245	5.74%	22,008	217	5.90%
Federal funds sold	4,427	2	0.18%	3,563	2	0.23%
Time deposits	7,807	31	1.61%	9,559	43	1.82%
Interest bearing deposits with banks	7,529	4	0.22%	9,862	5	0.21%

TOTAL INTEREST EARNING ASSETS	498,059	5,819	4.84%	456,749	5,787	5.22%

Less allowance for loan losses	(3,772)			(3,662)
Other assets	23,355			17,575

TOTAL ASSETS	$517,642			$470,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$38,141	$23	0.24%	$32,933	$53	0.65%
Savings	250,599	580	0.94%	206,848	659	1.29%
Certificates of deposit	97,631	410	1.70%	119,967	608	2.06%
Securities sold under agreements to repurchase and other borrowings	60,733	243	1.62%	50,482	313	2.51%

TOTAL INTEREST BEARING LIABILITIES	447,104	1,256	1.14%	410,230	1,633	1.61%

Non-interest bearing demand deposits	30,748			23,249
Other liabilities	2,321			2,260
Stockholders' equity	37,469			34,923

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$517,642			$470,662

Net interest income		$4,563			$4,154
Net interest spread			3.70%			3.61%
Net interest margin			3.82%			3.66%

Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

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

For the three months ended March 31, 2011, management has provided a provision for loan losses of $165 thousand, as compared to $180 thousand for the same period ended March 31, 2010. Interest in the amount of $28 thousand was charged off on one loan in the first quarter of 2011 when the loan was placed into non-accrual. Principal in the amount of $65 thousand was charged off on two loans, while principal in the amount of $8 thousand was recovered on two loans in the first quarter of 2011. The allowance for loan losses is $3.8 million as of March 31, 2011, which is 1.00% of outstanding loans, compared to $3.7 million or 1.04% of outstanding loans as of March 31, 2010. At December 31, 2010, the allowance for loan losses of $3.7 million represented 0.96% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	March 31,
	2011	2010
	(In Thousands)

Total loans receivable at end of period	$380,217	$359,755

Allowance for loan losses:
Balance, beginning	$3,709	$3,598
Provision for loan losses	165	180
Loans charged off	(93)	(49)
Recoveries	8	1
Balance at end of period	$3,789	$3,730

Allowance for loan losses to loans receivable at end of period	1.00%	1.04%

Non-interest Income

Total non-interest income was $322 thousand for the three month period ended March 31, 2011 compared to $252 thousand for the same period in 2010. The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $374 thousand or 13% from $2.8 million for the three months ended March 31, 2010 to $3.2 million for the same period ended March 31, 2011. The increase is due to: an increase of $183 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $89 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the offices; an increase of $56 thousand in credit card expense; an increase of $35 thousand in advertising; an increase of $21 thousand in loan expenses; an increase of $27 thousand in insurance; and an increase of $10 thousand in charitable contributions, offset by a decrease of $15 thousand in professional services, a decrease of $16 thousand in data processing and a decrease in other expenses of $16 thousand.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for three months ended March 31, 2011 totaled $436 thousand, or 28.1% of income before taxes. The provision for income taxes for the three months ended March 31, 2010 totaled $417 thousand, or 29.2%. The reduction in the tax rate is a result of an increase in the tax-free investment and loan portfolios.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2011. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2011 were $88.6 million compared to $89.9 million at December 31, 2010. The decrease in the investment portfolio is the result of principal payments on U.S. government agency mortgage-backed securities, maturities and calls of securities.  The carrying value of the securities portfolio as of March 31, 2011 includes a net unrealized gain of $1.2 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $449 thousand at December 31, 2010. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2010. No securities are deemed to be other than temporarily impaired.

Restricted investments in bank stock consists of FHLB stock and ACBB stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost. The Company had $1.9 million of FHLB stock and $40 thousand of ACBB stock as of March 31, 2011.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock and as of December 31, 2010 has not resumed dividend payments. During the first quarter of 2011 and 2010, FHLB of Pittsburgh conducted a limited excess capital stock repurchase based upon positive net income results and the Company had stock at a carrying value of $98 thousand and $103 thousand, respectively, that was repurchased through that program. Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of March 31, 2011.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2011 decreased $8.1 million to $376.4 million from $384.5 million at December 31, 2010. The loan to deposit ratio decreased slightly from 93.5% at December 31, 2010 to 89.2% at March 31, 2011. The Bank’s loan portfolio at March 31, 2011 was comprised of consumer loans of $179.5 million, an increase of $1.3 million from December 31, 2010, and commercial loans of $200.8 million, a decrease of $9.2 million from December 31, 2010, the latter being due primarily to the payoff of two loan relationships, before the allowance for loan losses and deferred costs. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $80 thousand to $3.8 million at March 31, 2011 from $3.7 million at December 31, 2010. At March 31, 2011 and December 31, 2010, the allowance for loan losses represented 1.00% and 0.96%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2011, aggregate balances on non-performing loans equaled $6.4 million compared to $6.3 million at December 31, 2010 and $4.5 million at March 31, 2010, representing 1.68%, 1.63% and 1.26% of total loans at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. Of the loans modified under a troubled debt restructuring, $1,913m were current under their modified terms, and $1,435m were past due less than 90 days at March 31, 2011. The details for non-performing loans are included in the following table (dollars in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Non-accrual - commercial	$2,305	$1,140	$3,939
Non-accrual - consumer	356	381	-
Restructured	3,348	3,345	-
Loans past due 90 or more days, accruing interest	361	1,464	584
Total nonperforming loans	6,370	6,330	4,523
Foreclosed assets	3,069	3,069	-
Total nonperforming assets	$9,439	$9,399	$4,523
Nonperforming loans to total loans at period-end	1.68%	1.63%	1.26%
Nonperforming assets to total assets	1.82%	1.83%	0.95%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $74 thousand from December 31, 2010 to March 31, 2011. This decrease is due primarily to depreciation on existing premises and equipment.

Deposits

Total deposits at March 31, 2011 increased $11.1 million to $426.4 million from $415.3 million at December 31, 2010. Savings deposits increased by $19.9 million and demand deposits increased by $1.1 million, while time deposits decreased $9.2 million. The significant growth in savings and demand deposits is attributed to successful promotions, as well as migration from time deposits.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $35.3 million at March 31, 2011, compared to $19.6 million at December 31, 2010.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At March 31, 2011, the Company had $88.6 million of available for sale securities. Securities with carrying values of approximately $54.8 and $58.2 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $205.3 million, of which $7.9 million was outstanding in long-term loans at March 31, 2011. All of the long-term loans mature in 2013. The Bank also has a line of credit with the FHLB and the ACBB of approximately $25.0 million and $6.0 million, respectively, of which none was outstanding at March 31, 2011. All FHLB borrowings are secured by qualifying assets of the Bank and advances from the ACBB line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest National Bank, of which an aggregate of $5.7 million was outstanding at March 31, 2011. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $63.3 million at March 31, 2011. The Company also has letters of credit outstanding of $4.3 million at March 31, 2011. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $38.3 million as of March 31, 2011, representing a net increase of $1.6 million from December 31, 2010. The increase in capital was a result of the net income of $1.1 million and the increase in unrealized holding gains on available for sale securities of $498 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2011, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	March 31, 2011	December 31, 2010
	(Dollars In Thousands)

Tier I, common stockholders' equity	$42,713	$41,712
Tier II, allowable portion of allowance for loan losses	3,789	3,709

Total capital	$46,502	$45,421

Tier I risk based capital ratio	12.1%	11.9%

Total risk based capital ratio	13.2%	13.0%

Tier I leverage ratio	8.3%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	March 31, 2011	December 31, 2010
	(Dollars In Thousands)

Tier I, common stockholders' equity	$37,547	$36,433
Tier II, allowable portion of allowance for loan losses	3,789	3,709

Total capital	$41,336	$40,142

Tier I risk based capital ratio	10.6%	10.2%

Total risk based capital ratio	11.7%	11.0%

Tier I leverage ratio	7.3%	7.1%

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2011, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable

Item 3 - Defaults Upon Senior Securities

Not Applicable

Item 4 – (Removed and Reserved)

Item 5 - Other Information

Not Applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 13, 2011	By:	/s/	David M. Lobach Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 13, 2011	By:	/s/	Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary
and Chief Financial Officer

EXHIBIT INDEX

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