Form 10-Q
period 2011-06-30
Embassy Bancorp, Inc.
filed 2011-08-15
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011 OR

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
Yes ☐ No ☐                                                      Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 10, 2011	($1.00 Par Value)	7,166,228
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2011	2010
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$11,471	$6,645
Interest bearing demand deposits with banks	18,011	7,085
Federal funds sold	-	5,913

Cash and Cash Equivalents	29,482	19,643

Interest bearing time deposits	7,595	8,326
Securities available for sale	88,049	89,871
Restricted investment in bank stock	1,814	2,006
Loans receivable, net of allowance for loan losses of $3,912 in 2011; $3,709 in 2010	388,792	384,456
Premises and equipment, net of accumulated depreciation	2,173	2,398
Accrued interest receivable	1,605	1,503
Other real estate owned	3,069	3,069
Other assets	1,902	2,612

Total Assets	$524,481	$513,884

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$34,224	$32,431
Interest bearing	397,399	382,836

Total Deposits	431,623	415,267

Securities sold under agreements to repurchase and federal funds purchased	36,150	46,433
Long-term borrowings	13,486	13,586
Accrued interest payable	643	941
Other liabilities	2,370	928

Total Liabilities	484,272	477,155

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares; 2011 issued 7,166,581 shares; outstanding 7,166,228 shares;2010 issued 7,157,357 shares; outstanding 7,157,004 shares	7,166	7,157
Surplus	22,280	22,303
Accumulated earnings	8,986	6,976
Accumulated other comprehensive income	1,780	296
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	40,209	36,729

Total Liabilities and Stockholders' Equity	$524,481	$513,884

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,088	$5,104	$10,154	$10,043
Securities, taxable	430	571	901	1,152
Securities, non-taxable	251	232	496	449
Federal funds sold, and other	9	8	15	15
Interest on time deposits	30	30	61	73
Total Interest Income	5,808	5,945	11,627	11,732

INTEREST EXPENSE

Deposits	1,012	1,237	2,025	2,557
Securities sold under agreements to repurchase and federal funds purchased	39	105	98	222
Long-term borrowings	186	195	370	391
Total Interest Expense	1,237	1,537	2,493	3,170

Net Interest Income	4,571	4,408	9,134	8,562

PROVISION FOR LOAN LOSSES	138	303	303	483

Net Interest Income after Provision for Loan Losses	4,433	4,105	8,831	8,079

OTHER INCOME

Credit card processing fees	231	200	459	370
Other service fees	115	92	209	174
Total Other Income	346	292	668	544

OTHER EXPENSES

Salaries and employee benefits	1,377	1,249	2,767	2,456
Occupancy and equipment	523	525	1,094	1,007
Data processing	292	207	507	438
Credit card processing	226	187	443	348
Advertising and promotion	225	194	417	351
Professional fees	91	97	171	192
FDIC insurance	169	170	341	339
Loan department	48	36	94	61
Charitable contributions	92	77	211	186
Other	184	272	352	432
Total Other Expenses	3,227	3,014	6,397	5,810

Income before Income Taxes	1,552	1,383	3,102	2,813

INCOME TAX EXPENSE	441	402	877	819

Net Income	$1,111	$981	$2,225	$1,994

BASIC EARNINGS PER SHARE	$0.16	$0.14	$0.31	$0.29

DILUTED EARNINGS PER SHARE	$0.15	$0.13	$0.31	$0.27

DIVIDENDS PER SHARE	$0.03	$0.02	$0.03	$0.02

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2011 and 2010

	Common Stock	Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2009	6,941	22,900	2,455	1,384	(3)	33,677

Comprehensive income:
Net income	-	-	1,994	-	-	1,994
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	217	-	217

Total Comprehensive Income						2,211

Dividend declared, $0.02 per share			(141)			(141)
Exercise of stock options, 258,021 shares	258	475	-	-	-	733
Stock tendered for funding exercise of stock options, 157,069 shares	(157)	(707)	-	-	-	(864)

BALANCE - JUNE 30, 2010	$7,042	$22,668	$4,308	$1,601	$(3)	$35,616

BALANCE - DECEMBER 31, 2010	7,157	22,303	6,976	296	(3)	36,729
Comprehensive income:
Net income	-	-	2,225	-	-	2,225

Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	1,484	-	1,484

Total Comprehensive Income						3,709

Dividend declared, $0.03 per share	-	-	(215)	-	-	(215)
Exercise of stock options, 20,248 shares	20	40	-	-	-	60
Stock tendered for funding exercise of stock options, 11,024 shares	(11)	(63)	-	-	-	(74)

BALANCE - JUNE 30, 2011	$7,166	$22,280	$8,986	$1,780	$(3)	$40,209

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,225	$1,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	303	483
Accretion of deferred loan costs	(36)	(50)
Depreciation and amortization	314	301
Net amortization of investment security premiums and discounts	169	45
Increase in accrued interest receivable	(102)	(61)
Decrease in other assets	94	151
Decrease in accrued interest payable	(298)	(457)
Increase in other liabilities	1,079	254

Net Cash Provided by Operating Activities	3,748	2,660

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(2,880)	(8,489)
Maturities, calls and principal repayments of securities available for sale	6,781	4,743
Net increase in loans	(4,603)	(22,253)
Decrease in restricted investment in bank stock	192	-
Net maturities of interest bearing time deposits	731	3,263
Purchases of premises and equipment	(89)	(458)

Net Cash Provided by (Used in) Investing Activities	132	(23,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,356	24,778
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(10,283)	3,758
Payment of long-term borrowed funds	(100)	(3,430)
Net payment of stock tendered	(14)	(131)

Net Cash Provided by Financing Activities	5,959	24,975

Net Increase in Cash and Cash Equivalents	9,839	4,441

CASH AND CASH EQUIVALENTS - BEGINNING	19,643	26,464

CASH AND CASH EQUIVALENTS - ENDING	$29,482	$30,905

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,791	$3,627

Income taxes paid	$300	$876

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2011 through the date these consolidated financial statements were issued.

Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation. These reclassifications had no effect on 2010 net income.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Comprehensive Income

The only other comprehensive income item that the Company presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains for the three and six months ended June 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Change in unrealized holding gains on securities available for sale	$1,493	$57	$2,248	$329
Less: Reclassification adjustment for realized gains (losses)	-	-	-	-
	1,493	57	2,248	329
Tax effect	(507)	(20)	(764)	(112)
Change in net unrealized gains	$986	$37	$1,484	$217

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars In Thousands, except per share data)

Net income	$1,111	$981	$2,225	$1,994

Weighted average shares outstanding	7,162	7,000	7,159	6,971
Dilutive effect of potential common shares, stock options	23	272	26	311

Diluted weighted average common shares outstanding	7,185	7,272	7,185	7,282
Basic earnings per share	$0.16	$0.14	$0.31	$0.29
Diluted earnings per share	$0.15	$0.13	$0.31	$0.27

Stock options of 132,231 and 72,739 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2011 and 2010, respectively, because they are not dilutive to earnings.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.6 million of standby letters of credit outstanding as of June 30, 2011. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.5 million. Management does not consider the current amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued to be material.

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2011, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $182.2 million, of which $7.9 million was outstanding in long-term loans. Long-term loans with FHLB of $7.9 million were outstanding at December 31, 2010. There were no short-term advances outstanding at June 30, 2011. All FHLB borrowings are secured by qualifying assets of the Bank.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Short-term and Long-term Borrowings (Continued)

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at June 30, 2011 and December 31, 2010. Advances from this line are unsecured.

The Company has two lines of credit with Univest National Bank and Trust Company (“Univest”) totaling $10 million. As of June 30, 2011 and December 31, 2010, the outstanding balance was $5.6 million and $5.7 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Securities Available For Sale

At June 30, 2011 and December 31, 2010, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2011
U.S. Government and agency obligations	$32,528	$332	$-	$32,860
Municipal bonds	37,864	1,494	-	39,358
Mortgage-backed securities - residential	12,435	729	-	13,164
Corporate bonds	2,525	142		2,667
Total	$85,352	$2,697	$-	$88,049

December 31, 2010:
U.S. Government and agency obligations	$32,669	$120	$(167)	$32,622
Municipal bonds	37,012	102	(568)	36,546
Mortgage-backed securities - residential	15,961	815	(27)	16,749
Corporate bonds	3,780	174	-	3,954
Total	$89,422	$1,211	$(762)	$89,871

The amortized cost and fair value of securities as of June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$1,251	$1,313
Due after one year through five years	35,883	36,364
Due after five years through ten years	5,801	5,969
Due after ten years	29,982	31,239
	72,917	74,885
Mortgage-backed securities	12,435	13,164
	$85,352	$88,049

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Securities Available For Sale (Continued)

There were no sales of securities for the six months ended June 30, 2011 and 2010.

Securities with a carrying value of $47.9 and $58.2 million at June 30, 2011 and December 31, 2010, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011	(In Thousands)

Mortgage-backed securities - residential	15	-	-	-	15	-
Total Temporarily Impaired Securities	$15	$-	$-	$-	$15	$-

December 31, 2010:

U.S. Government and agency obligations	$27,455	$(167)	$-	$-	$27,455	$(167)
Municipal bonds	27,880	(568)	-	-	27,880	(568)
Mortgage -backed securities - residential	1,584	(27)	-	-	1,584	(27)
Total Temporarily Impaired Securities	$56,919	$(762)	$-	$-	$56,919	$(762)

The Company had one (1) security in an unrealized loss position at June 30, 2011. The unrealized loss relates to US government agency mortgage-backed security and the decline in fair value is due only to interest rate fluctuations. As of June 30, 2011, the Company either has the intent and ability to hold the aforementioned one (1) security until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. The individual unrealized loss is less than $1 thousand and management believes that the unrealized loss only represents temporary impairment of the security.

Note 9 – Restricted Investment In Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank stock (FHLB) and Atlantic Central Bankers Bank stock.  The restricted stocks are carried at cost.

The Bank owns restricted stock investments in the Federal Home Loan Bank (“FHLB”). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock and as of June 30, 2011 has not resumed dividend payments. During 2011 and 2010, FHLB of Pittsburgh conducted a limited excess capital stock repurchase based upon positive net income results. In connection with this program, the Bank had stock at a carrying value of $191.7 thousand in 2011 and $103 thousand in 2010 repurchased.  Any future capital stock repurchases are expected to be made on a quarterly basis if conditions warrant such repurchases.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB as of June 30, 2011.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011		December 31, 2010
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
	(In Thousands)
Commercial real estate	$166,294	42.33%	$166,780	42.96%
Commercial construction	12,736	3.24%	15,701	4.04%
Commercial	24,660	6.28%	27,591	7.11%
Home equity	186,307	47.42%	176,141	45.37%
Consumer	2,853	0.73%	2,048	0.53%

Gross loans	392,850	100.00%	388,261	100.00%
Unearned origination (fees) costs	(146)		(96)
Allowance for loan losses	(3,912)		(3,709)

	$388,792		$384,456

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness identified), substandard (well defined weakness) and doubtful (unlikely to be paid in full) within the Company's internal risk rating system as of June 30, 2011 and December 31, 2010, respectively:

June 30, 2011:	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial real estate	$161,062	$730	$4,502	$-	$166,294
Commercial construction	8,625	137	3,974	-	12,736
Commercial	24,324	261	75	-	24,660
Home equity	185,827	124	-	356	186,307
Consumer	2,853	-	-	-	2,853
Total	$382,691	$1,252	$8,551	$356	$392,850

December 31, 2010:

Commercial real estate	$159,513	$601	$6,407	$259	$166,780
Commercial construction	15,576	125	-	-	15,701
Commercial	27,023	229	339	-	27,591
Residential mortgage	-	-	-	-	-
Home equity	175,635	125	-	381	176,141
Consumer	2,048	-	-	-	2,048
Total	$379,795	$1,080	$6,746	$640	$388,261

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011 and December 31, 2010, respectively:

June 30, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In Thousands)
Commercial real estate	$4,977	$4,977		$5,336	$71
Commercial construction	4,111	4,111		2,876	80
Commercial	336	385		476	8
Home equity	480	605		481	3
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$255	$255	$61	$255	$2
Commercial construction	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$5,232	$5,232	$61	$5,592	$73
Commercial construction	4,111	4,111	-	2,876	80
Commercial	336	385	-	476	8
Home equity	480	605	-	481	3
Consumer	-	-	-	-	-
	$10,159	$10,333	$61	$9,424	$164

December 31, 2010:

With no related allowance recorded:
Commercial real estate	$7,108	$7,384		$5,825	$84
Commercial construction	125	125		31	-
Commercial	568	617		479	4
Home equity	506	606		369	4
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$159	$159	$15	$40	$4
Commercial construction	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,267	$7,543	$15	$5,865	$88
Commercial construction	125	125	-	31	-
Commercial	568	617	-	479	4
Home equity	506	606	-	369	4
Consumer	-	-	-	-	-
	$8,466	$8,891	$15	$6,744	$96

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
	(In Thousands)
Commercial real estate	$2,583	$1,140
Commercial construction	-	-
Commercial	-	-
Home equity	356	381
Consumer	-	-
Total	$2,939	$1,521

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010, respectively (in thousands):

June 30, 2011:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

Commercial real estate	$3,676	$2,120	$3,034	$8,830	$157,464	$166,294	$451
Commercial construction	1,061	-	-	1,061	11,675	12,736	-
Commercial	-	-	-	-	24,660	24,660	-
Home equity	102	-	356	458	185,849	186,307	-
Consumer	1	-	-	1	2,852	2,853	-
Total	$4,840	$2,120	$3,390	$10,350	$382,500	$392,850	$451

December 31, 2010:

Commercial real estate	$2,272	$579	$2,604	$5,455	$161,325	$166,780	$1,464
Commercial construction	-	-	-	-	15,701	15,701	-
Commercial	-	20	-	20	27,571	27,591	-
Home equity	-	104	381	485	175,656	176,141	-
Consumer	-	-	-	-	2,048	2,048	-
Total	$2,272	$703	$2,985	$5,960	$382,301	$388,261	$1,464

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable at June 30, 2011 and the activity in the allowance for loan losses for the three and six months ended (in thousands):

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Quarter Ended June 30, 2011

	Commercial Real Estate	Commercial Construction	Commercial	Home equity	Consumer	Unallocated	Total
Allowance for credit losses

Three months ending:
Beginning Balance - March 31, 2011	$1,328	$392	$323	$1,332	$37	$377	$3,789
Charge-offs	(19)	-	(1)	-	-	-	(20)
Recoveries	1	-	-	-	4	-	5
Provisions	74	(52)	(13)	81	12	36	138
Ending balance - June 30, 2011	$1,384	$340	$309	$1,413	$53	$413	$3,912

Six months ending:
Beginning Balance - December 31, 2010	$1,014	$443	$325	$1,309	$35	$583	$3,709
Charge-offs	(87)	-	(1)	(25)	-	-	(113)
Recoveries	1	-	4	-	8	-	13
Provisions	456	(103)	(19)	129	10	(170)	303
Ending balance - June 30, 2011	$1,384	$340	$309	$1,413	$53	$413	$3,912

Ending balance: individually evaluated for impairment	$61	$-	$-	$-	$-	$-	$61
Ending balance: collectively evaluted for impairment	$1,323	$340	$309	$1,413	$53	$413	$3,851

Loans receivables:
Ending balance	$166,294	$12,736	$24,660	$186,307	$2,853		$392,850
Ending balance: individually evaluted for impairment	$5,232	$4,111	$336	$480	$-		$10,159
Ending balance: collectively evaluated for impairment	$161,062	$8,625	$24,324	$185,827	$2,853		$382,691

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
U.S. Government and agency obligations	$-	$32,860	$-	$32,860
Municipal Bonds	-	39,358	-	39,358
Mortgage-backed securities - residential	-	13,164	-	13,164
Corporate bonds	-	2,667	-	2,667

June 30, 2011 Securities available for sale	$-	$88,049	$-	$88,049

U.S. Government and agency obligations	$-	$32,622	$-	$32,622
Municipal Bonds	-	36,546	-	36,546
Mortgage-backed securities - residential	-	16,749	-	16,749
Corporate bonds	-	3,954	-	3,954

December 31, 2010 Securities available for sale	$-	$89,871	$-	$89,871

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
June 30, 2011 Impaired loans	$-	$-	$194	$194
June 30, 2011 Other real estate owned	$-	$-	$3,069	$3,069
December 31, 2010 Impaired loans	$-	$-	$144	$144
December 31, 2010 Other real estate owned	$-	$-	$3,069	$3,069

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

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

At June 30, 2011, of the impaired loans having an aggregate balance of $10.2 million, $9.9 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $255 thousand in impaired loans, an aggregate valuation allowance of $61 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,482	$29,482	$19,643	$19,643
Interest bearing time deposits	7,595	7,606	8,326	8,434
Securities available-for-sale	88,049	88,049	89,871	89,871
Loans receivable, net of allowance	388,792	398,113	384,456	388,794
Restricted investments in bank stock	1,814	1,814	2,006	2,006
Accrued interest receivable	1,605	1,605	1,503	1,503

Financial liabilities:
Deposits	431,623	419,592	415,267	401,468
Securities sold under agreements to repurchase and federal funds purchased	36,150	36,152	46,433	46,435
Long-term borrowings	13,486	13,898	13,586	14,006
Accrued interest payable	643	643	941	941

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

Note 12 – New Accounting Standards

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications, such as changes in the interest rate of the borrowing and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this Update for annual periods ending on or after December 15, 2012. Early adoption is permitted.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not anticipate the adoption of this update will impact its financial condition or results of operations.

Embassy Bancorp, Inc.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The provisions of this update amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.  As the two remaining options for presentation existed prior to the issuance of this Update, early adoption is permitted.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets grew $10.6 million from $513.9 million at December 31, 2010 to $524.5 million at June 30, 2011 due to the increase in cash and cash equivalents and loans, which were offset slightly by a decrease in interest bearing time deposits and a decrease in the securities portfolio.

Net income for the three months ended June 30, 2011 was $1.1 million compared to a net income for the three months ended June 30, 2010 of $1.0 million.  Net income for the six months ended June 30, 2011 was $2.2 million compared to a net income for the six months ended June 30, 2010 of $2.0 million.  Loans receivable, net of the allowance for loan losses, increased $4.3 million to $388.8 million at June 30, 2011 from $384.5 million at December 31, 2010. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers, making the expected growth in lending activity more challenging.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2011 decreased $137 thousand to $5.8 million, as compared to $5.9 million for the three months ended June 30, 2010, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $503.8 million for the three months ended June 30, 2011 compared to $470.9 million for the three months ended June 30, 2010. The tax equivalent yield on average earning assets was 4.73% for the second quarter of 2011 compared to 5.16% for the second quarter of 2010.

Total interest expense for the three months ended June 30, 2011 decreased $300 thousand to $1.2 million as compared to $1.5 million for the three months ended June 30, 2010, primarily due to decreases in deposit rates. Average interest bearing liabilities were $447.7 million for the three months ended June 30, 2011 compared to $422.6 million for the three months ended June 30, 2010.  The yield on average interest bearing liabilities was 1.11% for the second quarter of 2011 compared to 1.46% for the second quarter of 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended June 30, 2011 was $4.6 million compared to $4.4 million for the three months ended June 30, 2010. The improvement in net interest income for the three months ended June 30, 2011 is a result of decreases in the interest expense associated with deposits and other borrowed funds, offset to a lesser extent by a reduction in rates received on interest earning assets. The Company’s net interest margin for the three months ended June 30, 2011 decreased 10 basis points to 3.75% as compared to 3.85% for the three months ended June 30, 2010, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds offset by the competitive interest rate pressure of lending.

Total interest income for the six months ended June 30, 2011 decreased $105 thousand to $11.6 million, as compared to $11.7 million for the six months ended June 30, 2010, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $501 million for the six months ended June 30, 2011 compared to $463.8 million for the six months ended June 30, 2010. The tax equivalent yield on average earning assets was 4.79% for the six months ended June 30, 2011 compared to 5.19% for the six months ended June 30, 2010.

Total interest expense for the six months ended June 30, 2011 decreased $677 thousand to $2.5 million as compared to $3.2 million for the six months ended June 30, 2010, primarily due to decreases in deposit rates. Average interest bearing liabilities were $447.4 million for the six months ended June 30, 2011 compared to $416.5 million for the six months ended June 30, 2010.  The yield on average interest bearing liabilities was 1.13% for the six months ended June 30, 2011 compared to 1.54% for the six months ended June 30, 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the six months ended June 30, 2011 was $9.1 million compared to $8.6 million for the six months ended June 30, 2010. The improvement in net interest income for the six months ended June 30, 2011 is a result of decreases in the interest expense associated with deposits and other borrowed funds, offset to a lesser extent by a reduction in rates received on interest earning assets. The Company’s net interest margin for the six months ended June 30, 2011 decreased 2 basis points to 3.79% as compared to 3.81% for the six months ended June 30, 2010, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds offset by the competitive interest rate pressure of lending.

Below are tables which set forth average balances and corresponding yields for the corresponding three and six month periods ended June 30, 2011 and June 30, 2010, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$381,363	$5,057	5.32%	$365,612	$5,103	5.60%
Loans - non-taxable	3,046	31	6.18%	216	1	2.69%
Investment securities - taxable	63,889	430	2.70%	55,278	571	4.13%
Investment securities - non-taxable	26,443	251	5.77%	23,580	232	5.89%
Federal funds sold	5,167	1	0.08%	8,337	3	0.14%
Time deposits	7,591	30	1.59%	7,459	30	1.61%
Interest bearing deposits with banks	16,336	8	0.20%	10,384	5	0.19%

TOTAL INTEREST EARNING ASSETS	503,835	5,808	4.73%	470,866	5,945	5.16%

Less allowance for loan losses	(3,824)			(3,810)
Other assets	22,402			19,249

TOTAL ASSETS	$522,413			$486,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$39,504	$21	0.21%	$32,747	$42	0.53%
Savings	270,761	634	0.94%	218,681	625	1.15%
Certificates of deposit	87,138	357	1.64%	120,911	570	1.89%
Securities sold under agreements to repurchase and other borrowings	50,279	225	1.79%	50,306	300	2.38%

TOTAL INTEREST BEARING LIABILITIES	447,682	1,237	1.11%	422,645	1,537	1.46%

Non-interest bearing demand deposits	31,155			24,297
Other liabilities	3,406			2,318
Stockholders' equity	40,170			37,045

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$522,413			$486,305

Net interest income		$4,571			$4,408
Net interest spread			3.62%			3.70%
Net interest margin			3.75%			3.85%

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$382,393	$10,100	5.33%	$360,827	$10,042	5.61%
Loans - non-taxable	2,765	54	5.97%	108	1	2.70%
Investment securities - taxable	65,331	901	2.78%	55,522	1,152	4.15%
Investment securities - non-taxable	26,020	496	5.82%	22,798	449	5.90%
Federal funds sold	4,799	3	0.13%	5,963	5	0.17%
Time deposits	7,698	61	1.60%	8,504	73	1.73%
Interest bearing deposits with banks	11,957	12	0.20%	10,124	10	0.20%

TOTAL INTEREST EARNING ASSETS	500,963	11,627	4.79%	463,846	11,732	5.19%

Less allowance for loan losses	(3,798)			(3,737)
Other assets	22,876			18,380

TOTAL ASSETS	$520,041			$478,489

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$38,826	$45	0.23%	$32,840	$95	0.58%
Savings	260,736	1,213	0.94%	212,797	1,284	1.22%
Certificates of deposit	92,356	767	1.67%	120,442	1,178	1.97%
Securities sold under agreements to repurchase and other borrowings	55,477	468	1.70%	50,394	613	2.45%

TOTAL INTEREST BEARING LIABILITIES	447,395	2,493	1.13%	416,473	3,170	1.54%

Non-interest bearing demand deposits	30,952			23,776
Other liabilities	2,867			2,250
Stockholders' equity	38,827			35,990

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$520,041			$478,489

Net interest income		$9,134			$8,562
Net interest spread			3.66%			3.66%
Net interest margin			3.79%			3.81%

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

For the three and six months ended June 30, 2011, management has provisioned for loan losses of $138 thousand and $303 thousand, respectively, as compared to $303 thousand and $483 thousand, respectively, for the same periods ended June 30, 2010.  In the first six months of 2011, interest in the amount of $32 thousand was charged off on three loans when the loans were placed on non-accrual.  Principal in the amount of $81 thousand was charged off on three loans, while principal in the amount of $13 thousand was recovered on two loans.  The allowance for loan losses is $3.9 million as of June 30, 2011, which is 1.00% of outstanding loans, compared to $4.0 million or 1.08% of outstanding loans as of June 30, 2010. At December 31, 2010, the allowance for loan losses of $3.7 million represented 0.96% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	June 30,
	2011	2010
	(In Thousands)

Total loans receivable at end of period	$392,850	$372,174

Allowance for loan losses:
Balance, beginning	$3,709	$3,598
Provision for loan losses	303	483
Loans charged off	(113)	(49)
Recoveries	13	2
Balance at end of period	$3,912	$4,034

Allowance for loan losses to loans receivable at end of period	1.00%	1.08%

Non-interest Income

Total non-interest income was $346 thousand for the three month period ended June 30, 2011 compared to $292 thousand for the same period in 2010.  Total non-interest income was $668 thousand for the six month period ended June 30, 2011 compared to $544 thousand for the same period in 2010. The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $213 thousand or 7% from $3.0 million for the three months ended June 30, 2010 to $3.2 million for the same period ended June 30, 2011. The increase is due to: an increase of $128 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $39 thousand in credit card expense due to an increase in volume; an increase of $31 thousand in advertising; an increase of $12 thousand in loan expenses due to an increase in loan volume, and the appraisal costs and recording filing fees associated with the increased volume; an increase of $85 thousand in data processing due to an increase in the volume of accounts serviced; an increase of $15 thousand in charitable contributions; offset by a decrease of $6 thousand in professional services; a decrease of $2 thousand in occupancy and equipment expense and a decrease in other operating expenses of $88 thousand due to a prepayment penalty paid on FHLB loan in 2010.

Non-interest expenses increased $587 thousand or 10% from $5.8 million for the six months ended June 30, 2010 to $6.4 million for the same period ended June 30, 2011. The increase is due to: an increase of $311 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $87 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the offices; an increase of $95 thousand in credit card expense due to an increase in volume; an increase of $66 thousand in advertising; an increase of $33 thousand in loan expenses due to an increase in loan volume, and the appraisal costs and recording filing fees associated with the increased volume; an increase of $69 thousand in data processing due to an increase in the volume of accounts serviced; offset by a decrease of $21 thousand in professional services, a decrease of $25 in charitable contributions and a decrease in other operating expenses of $80 thousand due to a prepayment penalty paid on FHLB loan in 2010.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2011 totaled $441 thousand, or 28.4% of income before taxes. The provision for income taxes for the three months ended June 30, 2010 totaled $402 thousand, or 29.1%. The provision for income taxes for the six months ended June 30, 2011 totaled $877 thousand, or 28.3% of income before taxes. The provision for income taxes for the six months ended June 30, 2010 totaled $819 thousand, or 29.1%.  The reduction in the tax rate is a result of increases in the tax-free investment and loan portfolios.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2011. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2011 were $88.0 million compared to $89.9 million at December 31, 2010. The decrease in the investment portfolio is the result of principal payments on U.S. government agency mortgage-backed securities, maturities and calls of securities.  The carrying value of the securities portfolio as of June 30, 2011 includes a net unrealized gain of $2.7 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $449 thousand at December 31, 2010. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2010. No securities are deemed to be other than temporarily impaired.

Restricted investments in bank stock consists of FHLB stock and ACBB stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost. The Company had $1.774 million of FHLB stock and $40 thousand of ACBB stock as of June 30, 2011.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock and as of June 30, 2011 has not resumed dividend payments. During 2011 and 2010, FHLB of Pittsburgh conducted a limited excess capital stock repurchase based upon positive net income results. In connection with this program, the Bank had stock at a carrying value of $191.7 thousand in 2011 and $103 thousand in 2010 repurchased, respectively.  Any future capital stock repurchases are expected to be made on a quarterly basis if conditions warrant such repurchases.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of June 30, 2011.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2011 increased $4.3 million to $388.8 million from $384.5 million at December 31, 2010. The loan to deposit ratio decreased slightly from 93.5% at December 31, 2010 to 91.0% at June 30, 2011. The Bank’s loan portfolio at June 30, 2011 was comprised of consumer loans of $189.1 million, an increase of $10.9 million from December 31, 2010, and commercial loans of $203.7 million, a decrease of $6.4 million from December 31, 2010, the latter being due primarily to the payoff of two loan relationships, before the allowance for loan losses and deferred costs. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $203 thousand to $3.9 million at June 30, 2011 from $3.7 million at December 31, 2010. At June 30, 2011 and December 31, 2010, the allowance for loan losses represented 1.00% and 0.96%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2011, aggregate balances on non-performing loans equaled $8.3 million compared to $6.3 million at December 31, 2010 and $5.7 million at June 30, 2010, representing 2.11%, 1.63% and 1.52% of total loans at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. Of the loans modified under a troubled debt restructuring, $3.6 million were current under their modified terms, and $1.3 million were past due less than 90 days at June 30, 2011. The details for non-performing loans are included in the following table (dollars in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Non-accrual - commercial	$2,583	$1,140	$3,618
Non-accrual - consumer	356	381	-
Restructured	4,880	3,345	-
Loans past due 90 or more days, accruing interest	451	1,464	2,048
Total nonperforming loans	8,270	6,330	5,666
Foreclosed assets	3,069	3,069	-
Total nonperforming assets	$11,339	$9,399	$5,666
Nonperforming loans to total loans at period-end	2.11%	1.63%	1.52%
Nonperforming assets to total assets	2.16%	1.83%	1.15%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $225 thousand from December 31, 2010 to June 30, 2011. This decrease is due primarily to depreciation on existing premises and equipment.

Deposits

Total deposits at June 30, 2011 increased $16.3 million to $431.6 million from $415.3 million at December 31, 2010. Savings deposits increased by $33.6 million and demand deposits increased by $2.7 million, while time deposits decreased $20.0 million. The significant growth in savings and demand deposits is attributed to successful promotions, as well as migration from time deposits.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $29.5 million at June 30, 2011, compared to $19.6 million at December 31, 2010.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At June 30, 2011, the Company had $88.0 million of available for sale securities. Securities with carrying values of approximately $47.9 and $58.2 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $182.2 million, of which $7.9 million was outstanding in long-term loans at June 30, 2011. All of the long-term loans mature in 2013. The Bank also has a line of credit with the FHLB and the ACBB of approximately $25.0 million and $6.0 million, respectively, of which none was outstanding at June 30, 2011. All FHLB borrowings are secured by qualifying assets of the Bank and advances from the ACBB line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest National Bank, of which an aggregate of $5.6 million was outstanding at June 30, 2011. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist mainly of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $76.4 million at June 30, 2011. The Company also has letters of credit outstanding of $4.6 million at June 30, 2011. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $40.2 million as of June 30, 2011, representing a net increase of $3.5 million from December 31, 2010. The increase in capital was a result of the net income of $2.2 million and the increase in unrealized holding gains on available for sale securities of $1.5 million, the exercise of stock options totaling $60 thousand, offset by $74 thousand attributable to stock tendered in connection with the exercise of stock options and a dividend accrual of $215 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2011, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	June 30, 2011	December 31, 2010
	(Dollars In Thousands)

Tier I, common stockholders' equity	$43,530	$41,712
Tier II, allowable portion of allowance for loan losses	3,912	3,709

Total capital	$47,442	$45,421

Tier I risk based capital ratio	12.4%	11.9%

Total risk based capital ratio	13.5%	13.0%

Tier I leverage ratio	8.4%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	June 30, 2011	December 31, 2010
	(Dollars In Thousands)

Tier I, common stockholders' equity	$38,429	$36,433
Tier II, allowable portion of allowance for loan losses	3,912	3,709

Total capital	$42,341	$40,142

Tier I risk based capital ratio	10.8%	10.2%

Total risk based capital ratio	11.9%	11.0%

Tier I leverage ratio	7.3%	7.1%

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2011, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

Not Applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs
4/01/2011 - 4/30/2011	0	n/a	0	0
5/01/2011 - 5/31/2011	11,024¹	$6.65	0	0
6/01/2011 - 6/30/2011	0	n/a	0	0
Total	11,024¹	$6.65	0	0

(1) This repurchase of shares was made in order to facilitate the exercise of stock options by certain employees of the Company, including David M. Lobach, Chairman, President and Chief Executive Officer, and with respect to Mr. Lobach, to satisfy applicable withholding taxes resulting therefrom, in each case pursuant to stock option agreements between such employees and the Company.

Item 3 - Defaults Upon Senior Securities

Not Applicable

Item 4 – (Removed and Reserved)

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
______________________
* These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

	By:	/s/ David M. Lobach, Jr.
Dated: August 15, 2011		David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: August 15, 2011	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
______________________
* These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.