Form 10-Q
period 2011-09-30
Embassy Bancorp, Inc.
filed 2011-11-14
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011 OR

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
Yes ☐  No ☐                                                       Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 10, 2011	($1.00 Par Value)	7,171,198
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2011	2010
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$14,875	$6,645
Interest bearing demand deposits with banks	7,018	7,085
Federal funds sold	1,193	5,913

Cash and Cash Equivalents	23,086	19,643

Interest bearing time deposits	7,635	8,326
Securities available for sale	88,626	89,871
Restricted investment in bank stock	1,725	2,006
Loans receivable, net of allwance for loan losses of $4,104 in 2011; $3,709 in 2010	407,722	384,456
Premises and equipment, net of accumulated depreciation	2,080	2,398
Accrued interest receivable	1,618	1,503
Other real estate owned	3,069	3,069
Other assets	1,744	2,612

Total Assets	$537,305	$513,884

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$35,780	$32,431
Interest bearing	412,903	382,836

Total Deposits	448,683	415,267

Securities sold under agreements to repurchase and federal funds purchased	29,774	46,433
Long-term borrowings	13,286	13,586
Accrued interest payable	652	941
Other liabilities	2,447	928

Total Liabilities	494,842	477,155

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares; 2011 issued 7,171,551 shares; outstanding 7,171,198 shares; 2010 issued 7,157,357 shares; outstanding 7,157,004 shares	7,171	7,157
Surplus	22,872	22,303
Retained earnings	10,469	6,976
Accumulated other comprehensive income	1,954	296
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	42,463	36,729

Total Liabilities and Stockholders' Equity	$537,305	$513,884

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,378	$5,193	$15,532	$15,236
Securities, taxable	379	584	1,280	1,736
Securities, non-taxable	285	251	781	700
Federal funds sold, and other	6	7	21	22
Interest on time deposits	29	32	90	105
Total Interest Income	6,077	6,067	17,704	17,799

INTEREST EXPENSE

Deposits	1,010	1,170	3,035	3,727
Securities sold under agreements to repurchase and federal funds purchased	38	92	136	314
Long-term borrowings	186	187	556	578
Total Interest Expense	1,234	1,449	3,727	4,619

Net Interest Income	4,843	4,618	13,977	13,180

PROVISION FOR LOAN LOSSES	238	350	541	833

Net Interest Income after Provision for Loan Losses	4,605	4,268	13,436	12,347

OTHER INCOME

Credit card processing fees	243	196	702	566
Other service fees	109	102	318	276
Gain on sale of available-for-sale securities	487	-	487	-
Total Other Income	839	298	1,507	842

OTHER EXPENSES

Salaries and employee benefits	1,369	1,251	4,136	3,707
Occupancy and equipment	532	562	1,626	1,603
Data processing	231	196	738	634
Credit card processing	231	184	674	532
Advertising and promotion	233	203	650	554
Professional fees	123	90	294	282
Loan department	43	54	137	115
Charitable contributions	95	79	306	265
Other	467	329	1,160	1,066
Total Other Expenses	3,324	2,948	9,721	8,758

Income before Income Taxes	2,120	1,618	5,222	4,431

INCOME TAX EXPENSE	637	467	1,514	1,286

Net Income	$1,483	$1,151	$3,708	$3,145

BASIC EARNINGS PER SHARE	$0.21	$0.17	$0.52	$0.45

DILUTED EARNINGS PER SHARE	$0.21	$0.16	$0.51	$0.43

DIVIDENDS PER SHARE	$-	$-	$0.03	$0.02

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2011 and 2010

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2009	$6,941	$22,900	$2,455	$1,384	$(3)	$33,677

Comprehensive income:
Net income	-	-	3,145	-	-	3,145
Net change in unrealized gain on securities available for sale, net of income tax effects	-	-	-	976	-	976

Total Comprehensive Income						4,121

Dividend declared, $0.02 per share			(141)			(141)
Exercise of stock options, 294,075 shares	294	543	-	-	-	837
Stock tendered for funding exercise of stock options and tax expense, 179,666 shares	(180)	(808)	-	-	-	(988)

BALANCE - SEPTEMBER 30, 2010	$7,055	$22,635	$5,459	$2,360	$(3)	$37,506

BALANCE - DECEMBER 31, 2010	$7,157	$22,303	$6,976	$296	$(3)	$36,729
Comprehensive income:
Net income	-	-	3,708	-	-	3,708
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and income tax effects	-	-	-	1,658	-	1,658

Total Comprehensive Income						5,366

Dividend declared, $0.03 per share			(215)			(215)
Exercise of stock options, 34,119 shares	34	80	-	-	-	114
Stock tendered for funding exercise of stock options and tax expense, 19,925 shares	(20)	(113)	-	-	-	(133)
Tax benefit of stock options exercised		602				602

BALANCE - SEPTEMBER 30, 2011	$7,171	$22,872	$10,469	$1,954	$(3)	$42,463

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,708	$3,145
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	541	833
Accretion of deferred loan costs	(22)	(71)
Depreciation and amortization	470	458
Net amortization of investment security premiums and discounts	254	87
Net realized gain on sale of securities	(487)	-
Increase in accrued interest receivable	(115)	(170)
Increase in other assets	15	344
Decrease in accrued interest payable	(289)	(379)
Increase in other liabilities	1,519	562

Net Cash Provided by Operating Activities	5,594	4,809

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(11,572)	(32,420)
Sales of securities available for sale	6,592	-
Maturities, calls and principal repayments of securities available for sale	8,969	13,016
Net increase in loans	(23,785)	(32,844)
Redemption of restricted investment in bank stock	281	-
Net maturities of interest bearing time deposits	691	2,513
Purchases of premises and equipment	(152)	(500)

Net Cash Used in Investing Activities	(18,976)	(50,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	33,416	30,241
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(16,659)	15,786
Payment of long-term borrowed funds	(300)	(3,430)
Net payment of stock tendered	(19)	(151)
Tax benefit of stock options exercised	602	-
Dividends paid	(215)	(141)

Net Cash Provided by Financing Activities	16,825	42,305

Net Increase (Decrease) in Cash and Cash Equivalents	3,443	(3,121)

CASH AND CASH EQUIVALENTS - BEGINNING	19,643	26,464

CASH AND CASH EQUIVALENTS - ENDING	$23,086	$23,343

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,016	$4,998

Income taxes paid	$500	$1,286

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2011 through the date these consolidated financial statements were issued.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Comprehensive Income

The only other comprehensive income item that the Company presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains for the three and nine months ended September 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Change in unrealized holding gains on securities available for sale	$750	$1,151	$2,998	$1,478
Less: Reclassification adjustment for realized gains (losses)	(487)	-	(487)	-
	263	1,151	2,511	1,478
Tax effect	(90)	(391)	(853)	(502)
Change in net unrealized gains	$173	$760	$1,658	$976

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars In Thousands, except per share data)

Net income	$1,483	$1,151	$3,708	$3,145

Weighted average shares outstanding	7,167	6,972	7,162	6,971
Dilutive effect of potential common shares, stock options	34	190	40	267

Diluted weighted average common shares outstanding	7,201	7,162	7,202	7,238
Basic earnings per share	$0.21	$0.17	$0.52	$0.45
Diluted earnings per share	$0.21	$0.16	$0.51	$0.43

Stock options of 72,439 and 72,739 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010, respectively, because they are not dilutive to earnings.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.6 million of standby letters of credit outstanding as of September 30, 2011. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.4 million. Management does not consider the current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued to be material.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2011, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $190.6 million, of which $7.9 million were outstanding in long-term loans. Long-term loans with FHLB of $7.9 million were outstanding at December 31, 2010. There were no short-term advances outstanding at September 30, 2011 and December 31, 2010. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at September 30, 2011 and December 31, 2010. Advances from this line are unsecured.

The Company has two lines of credit with Univest National Bank and Trust Company (“Univest”) totaling $10 million. As of September 30, 2011 and December 31, 2010, the outstanding balance was $5.4 million and $5.7 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Securities Available For Sale

At September 30, 2011 and December 31, 2010, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2011
U.S Government and agency obligations	$31,457	$341	$-	$31,798
Municipal bonds	37,424	1,856	(1)	39,279
Mortgage-backed securities - residential	12,268	707	-	12,975
Corporate bonds	4,517	116	(59)	4,574
Total	$85,666	$3,020	$(60)	$88,626

December 31, 2010:
U.S Government and agency obligations	$32,669	$120	$(167)	$32,622
Municipal bonds	37,012	102	(568)	36,546
Mortgage-backed securities - residential	15,961	815	(27)	16,749
Corporate bonds	3,780	174	-	3,954
Total	$89,422	$1,211	$(762)	$89,871

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Securities Available For Sale (Continued)

The amortized cost and fair value of securities as of September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$5,304	$5,363
Due after one year through five years	32,749	33,186
Due after five years through ten years	6,696	7,031
Due after ten years	28,649	30,071
	73,398	75,651
Mortgage-backed securities	12,268	12,975
	$85,666	$88,626

Proceeds from the sales of securities for the nine months ended September 30, 2011 totaled $7 million, with gross gains of $487 thousand.  The proceeds were used, in part, to purchase tax-free securities. There were no sales of securities for the nine months ended September 30, 2010.

Securities with a carrying value of $44.0 and $58.2 million at September 30, 2011 and December 31, 2010, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011:	(In Thousands)

Municipal bonds	$770	$(1)	$-	$-	$770	$(1)
Corporate Bonds	1,936	(59)	-	-	1,936	(59)
Total Temporarily Impaired Securities	$2,706	$(60)	$-	$-	$2,706	$(60)

December 31, 2010:

U.S. Treasury and agency obligations	$27,455	$(167)	$-	$-	$27,455	$(167)
Municipal bonds	27,880	(568)	-	-	27,880	(568)
Mortgage -backed securities - residential	1,584	(27)	-	-	1,584	(27)
Total Temporarily Impaired Securities	$56,919	$(762)	$-	$-	$56,919	$(762)

The Company had three (3) securities in an unrealized loss position at September 30, 2011. The unrealized losses are due only to interest rate fluctuations. As of September 30, 2011, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Restricted Investment In Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank stock (“FHLB”) and Atlantic Central Bankers Bank stock.  The restricted stocks are carried at cost.

The Bank owns restricted stock investments in the Federal Home Loan Bank (“FHLB”). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock and as of September 30, 2011 has not resumed dividend payments. During 2011 and 2010, FHLB of Pittsburgh conducted a limited excess capital stock repurchase based upon positive net income results. In connection with this program, the Bank had stock at a carrying value of $281 thousand repurchased during the nine months ended September 30, 2011, compared to no repurchases during the same period in 2010.  Any future capital stock repurchases are expected to be made on a quarterly basis if conditions warrant such repurchases.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2011.

Note 10 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011		December 31, 2010
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
	(In Thousands)
Commercial real estate	$170,837	41.46%	$166,780	42.95%
Commercial construction	15,118	3.67%	15,701	4.04%
Commercial	26,846	6.52%	27,591	7.11%
Residential real estate	196,048	47.59%	176,141	45.37%
Consumer	3,137	0.76%	2,048	0.53%
Gross loans	411,986	100.00%	388,261	100.00%
Unearned origination (fees) costs	(160)		(96)
Allowance for loan losses	(4,104)		(3,709)
	$407,722		$384,456

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness identified), substandard (well defined weakness) and doubtful (unlikely to be paid in full) within the Company's internal risk rating system as of September 30, 2011 and December 31, 2010, respectively:

September 30, 2011:	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial real estate	$165,766	$946	$4,016	$109	$170,837
Commercial construction	11,144	-	3,974	-	15,118
Commercial	26,518	253	75	-	26,846
Residential real estate	195,569	123	-	356	196,048
Consumer	3,137	-	-	-	3,137
Total	$402,134	$1,322	$8,065	$465	$411,986

December 31, 2010:

Commercial real estate	$159,513	$601	$6,407	$259	$166,780
Commercial construction	15,576	125	-	-	15,701
Commercial	27,023	229	339	-	27,591
Residential real estate	175,635	125	-	381	176,141
Consumer	2,048	-	-	-	2,048
Total	$379,795	$1,080	$6,746	$640	$388,261

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2011 and December 31, 2010, respectively:

September 30, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In Thousands)
Commercial real estate	$4,975	$5,025		$5,125	$154
Commercial construction	3,974	3,974		3,155	117
Commercial	328	377		426	11
Residential real estate	479	604		480	5
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$96	$96	$11	$96	$3
Commercial construction	-	-	-	-	-
Commercial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$5,071	$5,121	$11	$5,221	$157
Commercial construction	3,974	3,974	-	3,155	117
Commercial	328	377	-	426	11
Residential real estate	479	604	-	480	5
Consumer	-	-	-	-	-
	$9,852	$10,076	$11	$9,283	$290

December 31, 2010:

With no related allowance recorded:	$7,108	$7,108		$5,825	$84
Commercial real estate	125	125		31	-
Commercial construction	568	568		479	4
Commercial	506	506		369	4
Residential real estate	-	-		-	-
Consumer

With an allowance recorded:	$159	$159	$15	$40	$4
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Consumer

Total:	$7,267	$7,267	$15	$5,865	$88
Commercial real estate	125	125	-	31	-
Commercial construction	568	568	-	479	4
Commercial	506	506	-	369	4
Residential real estate	-	-	-	-	-
Consumer	$8,466	$8,466	$15	$6,744	$96

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Commercial real estate	$1,066	$1,140
Commercial construction	-	-
Commercial	-	-
Residential real estate	356	381
Consumer	-	-
Total	$1,422	$1,521

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010, respectively:

September 30, 2011:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In Thousands)
Commercial real estate	$1,680	$3,314	$1,924	$6,918	$163,919	$170,837	$857
Commercial construction	1,061	-	-	1,061	14,057	15,118	-
Commercial	493	62	-	555	26,291	26,846	-
Residential real estate	-	-	356	356	195,692	196,048	-
Consumer	-	-	7	7	3,130	3,137	-
Total	$3,234	$3,376	$2,287	$8,897	$403,089	$411,986	$857

December 31, 2010:

Commercial real estate	$2,272	$579	$2,604	$5,455	$161,325	$166,780	$1,464
Commercial construction	-	-	-	-	15,701	15,701	-
Commercial	-	20	-	20	27,571	27,591	-
Residential real estate	-	104	381	485	175,656	176,141	-
Consumer	-	-	-	-	2,048	2,048	-
Total	$2,272	$703	$2,985	$5,960	$382,301	$388,261	$1,464

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable at September 30, 2011 and the activity in the allowance for loan losses for the three and nine months ended:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total
	(In Thousands)
Allowance for credit losses
Three months ending:
Beginning Balance - June 30, 2011	$1,384	$340	$309	$1,413	$53	$413	$3,912
Charge-offs	(50)	-	-	-	-	-	(50)
Recoveries	-	-	-	-	4	-	4
Provisions	(40)	54	98	72	(12)	66	238
Ending balance - September 30, 2011	$1,294	$394	$407	$1,485	$45	$479	$4,104

Nine months ending:
Beginning Balance - December 31, 2010	$1,014	$443	$325	$1,309	$35	$583	$3,709
Charge-offs	(137)	-	(1)	(25)	-	-	(163)
Recoveries	1	-	4	-	12	-	17
Provisions	416	(49)	79	201	(2)	(104)	541
Ending balance - September 30, 2011	$1,294	$394	$407	$1,485	$45	$479	$4,104

Ending balance: individually evaluated for impairment	$11	$-	$-	$-	$-	$-	$11
Ending balance: collectively evaluted for impairment	$1,283	$394	$407	$1,485	$45	$478	$4,093

Loans receivables:
Ending balance	$170,837	$15,118	$26,846	$196,048	$3,137		$411,986
Ending balance: individually evaluted for impairment	$5,071	$3,974	$328	$479	$-		$9,852
Ending balance: collectively evaluated for impairment	$165,766	$11,144	$26,518	$195,569	$3,137		$402,134

Troubled Debt Restructurings

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition than it would not otherwise consider, resulting in a modified loan which is then identified as troubled debt restructuring (“TDR”).  The Company may modify loans through rate reductions, extensions to maturity, interest only payments, or payment modifications to better coincide the timing of payments due under the modified terms with the expected timing of cash flows from the borrowers’ operations.  Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

The Company identifies loans for potential restructure primarily through direct communication with the borrower and the evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports.  Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as TDRs. The Company did not identify any additional TDR receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents TDRs outstanding as of September 30, 2011:

	September 30, 2011
	Accrual Loans	Non-Accrual Loans	Total Modifications
	(In Thousands)
Commercial real estate	$2,191	$711	$2,902
Commercial construction	2,808	-	2,808
Commercial	214	-	214
Residential real estate	-	-	-
Consumer	-	-	-
	$5,213	$711	$5,924

As of September 30, 2011, no available commitments were outstanding on TDRs.

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011, respectively:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance
Three months ended September 30, 2011:	(Dollars in Thousands)
Commercial real estate	-	$-	$-
Commercial construction	1	350	350

	1	$350	$350

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance
Nine months ended September 30, 2011:	(Dollars in Thousands)
Commercial real estate	1	$11	$11
Commercial construction	4	2,808	2,808

	5	$2,819	$2,819

The TDRs described above did not require an impairment reserve recorded in the allowance for loan losses for the three and the nine-month period ended September 30, 2011.  One commercial construction loan was a new loan to pay off the remaining balance of a prior TDR where term, rate and payment were modified in the amount of $350 thousand.  Three commercial construction loans had term modifications totaling $2.5 million; the remaining loan was a new commercial real estate loan to pay taxes on an existing TDR loan in the amount of $11 thousand.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following tables represent financing receivables modified as TDRs with payment defaults, with the payment defaults occurring within 12 months of the restructure date, and the payment default occurring during the three and nine month periods ended September 30, 2011, respectively:

September 30, 2011
	Three months ended		Nine months ended
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(In Thousands)
Commercial real estate	-	$-	4	$1,309
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
	-	$-	4	$1,309

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

 For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
U.S. Government and agency obligations	$-	$31,798	$-	$31,798
Municipal Bonds	-	39,279	-	39,279
Mortgage-backed securities - residential	-	12,975	-	12,975
Corporate bonds	-	4,574	-	4,574

September 30, 2011 Securities available for sale	$-	$88,626	$-	$88,626

U.S. Government and agency obligations	$-	$32,622	$-	$32,622
Municipal Bonds	-	36,546	-	36,546
Mortgage-backed securities - residential	-	16,749	-	16,749
Corporate bonds	-	3,954	-	3,954

December 31, 2010 Securities available for sale	$-	$89,871	$-	$89,871

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
September 30, 2011 Impaired loans	$-	$-	$85	$85
September 30, 2011 Other real estate owned	$-	$-	$3,069	$3,069
December 31, 2010 Impaired loans	$-	$-	$144	$144
December 31, 2010 Other real estate owned	$-	$-	$3,069	$3,069

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

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

At September 30, 2011, of the impaired loans having an aggregate balance of $9.8 million, $9.7 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $96 thousand in impaired loans, an aggregate valuation allowance of $11 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,086	$23,086	$19,643	$19,643
Interest bearing time deposits	7,635	7,643	8,326	8,434
Securities available-for-sale	88,626	88,626	89,871	89,871
Loans receivable, net of allowance	407,722	416,033	384,456	388,794
Restricted investment in bank stock	1,725	1,725	2,006	2,006
Accrued interest receivable	1,618	1,618	1,503	1,503

Financial liabilities:
Deposits	448,683	449,451	415,267	416,508
Securities sold under agreements to repurchase and federal funds purchased	29,774	29,776	46,433	46,435
Long-term borrowings	13,286	13,674	13,586	14,006
Accrued interest payable	652	652	941	941

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

Note 12 – New Accounting Standards

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications, such as changes in the interest rate of the borrowing and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Company adopted the guidance for the period ended September 30, 2011 with no impact on the Company’s financial conditions or operations.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – New Accounting Standards (Continued)

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets grew $23.4 million from $513.9 million at December 31, 2010 to $537.3 million at September 30, 2011 due to the increase in cash and cash equivalents and loans, which were offset slightly by a decrease in interest bearing time deposits and a decrease in the securities portfolio.

Net income for the three months ended September 30, 2011 was $1.5 million compared to a net income for the three months ended September 30, 2010 of $1.2 million.  Net income for the nine months ended September 30, 2011 was $3.7 million compared to a net income for the nine months ended September 30, 2010 of $3.1 million.  Loans receivable, net of the allowance for loan losses, increased $23.2 million to $407.7 million at September 30, 2011 from $384.5 million at December 31, 2010. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers, making the expected growth in lending activity more challenging.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2011 increased slightly by $10 thousand to $6.1 million, as compared to $6.1 million for the three months ended September 30, 2010, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $513.6 million for the three months ended September 30, 2011 compared to $493.1 million for the three months ended September 30, 2010. The tax equivalent yield on average earning assets was 4.82% for the third quarter of 2011 compared to 4.99% for the third quarter of 2010.

Total interest expense for the three months ended September 30, 2011 decreased $215 thousand to $1.2 million as compared to $1.4 million for the three months ended September 30, 2010, primarily due to decreases in deposit rates and the mix of deposits, as the Bank has become less reliant on higher cost certificate of deposits. Average interest bearing liabilities were $449.4 million for the three months ended September 30, 2011 compared to $439.5 million for the three months ended September 30, 2010.  The yield on average interest bearing liabilities was 1.09% for the third quarter of 2011 compared to 1.31% for the third quarter of 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended September 30, 2011 was $4.8 million compared to $4.6 million for the three months ended September 30, 2010. The improvement in net interest income for the three months ended September 30, 2011 is a result of decreases in the interest expense associated with deposits and other borrowed funds, offset to a lesser extent by a reduction in rates received on interest earning assets. The Company’s net interest margin for the three months ended September 30, 2011 increased five (5) basis points to 3.87% as compared to 3.82% for the three months ended September 30, 2010, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds offset by the competitive interest rate pressure of lending.

Total interest income for the nine months ended September 30, 2011 decreased $96 thousand to $17.7 million, as compared to $17.8 million for the nine months ended September 30, 2010, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $505.4 million for the nine months ended September 30, 2011 compared to $473.7 million for the nine months ended September 30, 2010. The tax equivalent yield on average earning assets was 4.80% for the nine months ended September 30, 2011 compared to 5.12% for the nine months ended September 30, 2010.

Total interest expense for the nine months ended September 30, 2011 decreased $892 thousand to $3.7 million as compared to $4.6 million for the nine months ended September 30, 2010, primarily due to decreases in deposit rates and the mix of deposits, as the Bank has become less reliant on higher cost certificate of deposits. Average interest bearing liabilities were $448.0 million for the nine months ended September 30, 2011 compared to $424.2 million for the nine months ended September 30, 2010.  The yield on average interest bearing liabilities was 1.12% for the nine months ended September 30, 2011 compared to 1.46% for the nine months ended September 30, 2010. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the nine months ended September 30, 2011 was $14.0 million compared to $13.2 million for the nine months ended September 30, 2010. The improvement in net interest income for the nine months ended September 30, 2011 is a result of decreases in the interest expense associated with deposits and other borrowed funds, offset to a lesser extent by a reduction in rates received on interest earning assets. The Company’s net interest margin for the nine months ended September 30, 2011 decreased one (1) basis point to 3.81% as compared to 3.82% for the nine months ended September 30, 2010, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds offset by the competitive interest rate pressure of lending.

Below are tables which set forth average balances and corresponding yields for the corresponding three and nine month periods ended September 30, 2011 and September 30, 2010, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2011			2010

	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$399,592	$5,342	5.30%	$377,818	$5,186	5.45%
Loans - non-taxable	3,594	36	5.90%	693	7	5.95%
Investment securities - taxable	60,835	379	2.49%	63,662	584	3.67%
Investment securities - non-taxable	29,422	285	5.79%	25,851	251	5.81%
Federal funds sold	1,198	-	0.00%	6,128	2	0.13%
Time deposits	7,535	29	1.53%	7,982	32	1.59%
Interest bearing deposits with banks	11,427	6	0.21%	10,944	5	0.18%

TOTAL INTEREST EARNING ASSETS	513,603	6,077	4.82%	493,078	6,067	4.99%

Less allowance for loan losses	(3,985)			(3,994)
Other assets	23,257			19,897

TOTAL ASSETS	$532,875			$508,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$40,033	$18	0.18%	$34,486	$34	0.39%
Savings	283,122	670	0.94%	228,686	584	1.01%
Certificates of deposit	78,757	322	1.62%	120,927	552	1.81%
Securities sold under agreements to repurchase, federal funds purchased and long-term borrowings	47,473	224	1.87%	55,419	279	2.00%

TOTAL INTEREST BEARING LIABILITIES	449,385	1,234	1.09%	439,518	1,449	1.31%

Non-interest bearing demand deposits	35,155			28,106
Other liabilities	4,015			1,877
Stockholders' equity	44,320			39,480

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$532,875			$508,981

Net interest income		$4,843			$4,618
Net interest spread			3.73%			3.68%
Net interest margin			3.87%			3.82%

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,
	2011			2010

	Average Balance	Interest	Tax Equivalent Yield	Average Balance	Interest	Tax Equivalent Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$388,441	$15,442	5.32%	$366,553	$15,228	5.55%
Loans - non-taxable	3,054	90	5.85%	305	8	5.17%
Investment securities - taxable	63,852	1,280	2.68%	58,265	1,736	3.97%
Investment securities - non-taxable	27,166	781	5.75%	23,827	700	5.85%
Federal funds sold	3,464	3	0.12%	6,019	7	0.16%
Time deposits	7,643	90	1.57%	8,328	105	1.69%
Interest bearing deposits with banks	11,814	18	0.20%	10,401	15	0.19%

TOTAL INTEREST EARNING ASSETS	505,434	17,704	4.80%	473,698	17,799	5.12%

Less allowance for loan losses	(3,861)			(3,823)
Other assets	22,961			18,915

TOTAL ASSETS	$524,534			$488,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$39,192	$64	0.22%	$33,395	$129	0.52%
Savings	268,466	1,883	0.94%	218,152	1,868	1.14%
Certificates of deposit	87,631	1,088	1.66%	120,605	1,730	1.92%
Securities sold under agreements to repurchase, federal funds purchased and long-term borrowings	52,708	692	1.76%	52,087	892	2.29%

TOTAL INTEREST BEARING LIABILITIES	447,997	3,727	1.12%	424,239	4,619	1.46%

Non-interest bearing demand deposits	32,299			25,235
Other liabilities	3,212			2,150
Stockholders' equity	41,026			37,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$524,534			$488,790

Net interest income		$13,977			$13,180
Net interest spread			3.68%			3.66%
Net interest margin			3.81%			3.82%

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

For the three and nine months ended September 30, 2011, management has provisioned for loan losses of $238 thousand and $541 thousand, respectively, as compared to $350 thousand and $833 thousand, respectively, for the same period ended September 30, 2010.  In the first nine months of 2011, interest in the amount of $32 thousand was charged off on three loans when the loans were placed on non-accrual.  Principal in the amount of $131 thousand was charged off on four loans, while principal in the amount of $17 thousand was recovered on four loans.  The allowance for loan losses is $4.1 million as of September 30, 2011, which is 1.00% of outstanding loans, compared to $4.0 million or 1.04% of outstanding loans as of September 30, 2010. At December 31, 2010, the allowance for loan losses of $3.7 million represented 0.96% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	September 30,
	2011	2010
	(In Thousands)

Total loans receivable at end of period	$411,826	$382,363

Allowance for loan losses:
Balance, beginning	$3,709	$3,598
Provision for loan losses	541	833
Loans charged off	(163)	(474)
Recoveries	17	4
Balance at end of period	$4,104	$3,961

Allowance for loan losses to loans receivable at end of period	1.00%	1.04%

Non-interest Income

Total non-interest income was $839 thousand for the three month period ended September 30, 2011 compared to $298 thousand for the same period in 2010.  Total non-interest income was $1.5 million for the nine month period ended September 30, 2011 compared to $842 thousand for the same period in 2010. The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base and a gain on the sale of available-for-sale securities.

Non-interest Expense

Non-interest expenses increased $376 thousand or 13% from $2.9 million for the three months ended September 30, 2010 to $3.3 million for the same period ended September 30, 2011. The increase is due to: an increase of $118 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $47 thousand in credit card expense due to an increase in volume; an increase of $30 thousand in advertising; an increase of $35 thousand in data processing; an increase of $16 thousand in charitable contributions; an increase of $33 thousand in professional services and an increase in other operating expenses of $138 thousand; offset by a decrease of $30 thousand in occupancy and equipment expense, and a decrease of $11 thousand in loan expenses.

Non-interest expenses increased $963 thousand or 11% from $8.8 million for the nine months ended September 30, 2010 to $9.7 million for the same period ended September 30, 2011. The increase is due to: an increase of $429 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $23 thousand in occupancy and equipment expense resulting from increases in other occupancy costs associated with the offices; an increase of $142 thousand in credit card expense due to an increase in volume; an increase of $96 thousand in advertising; an increase of $22 thousand in loan expenses due to an increase in loan volume, and the appraisal costs and recording filing fees associated with the increased volume; an increase of $104 thousand in data processing; an increase of $12 thousand in professional services; an increase of  $42 thousand in charitable contributions and an increase in other operating expenses of $94 thousand.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2011 totaled $637 thousand, or 30.05% of income before taxes. The provision for income taxes for the three months ended September 30, 2010 totaled $467 thousand, or 28.86%. The increase in the tax rate is a result of an increase in taxable loans, offset to a lesser extent by an increase in tax-free investments and loans.  The provision for income taxes for the nine months ended September 30, 2011 totaled $1.5 million, or 28.99% of income before taxes. The provision for income taxes for the nine months ended September 30, 2010 totaled $1.3 million, or 29.02%.  The reduction in the tax rate is a result of increases in the tax-free investment and loan portfolios.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2011. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2011 were $88.6 million compared to $89.9 million at December 31, 2010. The decrease in the investment portfolio is the result of principal payments on U.S. government agency mortgage-backed securities, maturities and calls of securities.  The carrying value of the securities portfolio as of September 30, 2011 includes a net unrealized gain of $3.0 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $449 thousand at December 31, 2010. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2010. No securities are deemed to be other than temporarily impaired.

Restricted investments in bank stock consists of FHLB stock and ACBB stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost. The Company had $1.7 million of FHLB stock and $40 thousand of ACBB stock as of September 30, 2011.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock and as of September 30, 2011 has not resumed dividend payments. During 2011 and 2010, FHLB of Pittsburgh conducted a limited excess capital stock repurchase based upon positive net income results. In connection with this program, the Bank had stock at a carrying value of $281 thousand repurchased during the nine month period ended September 30, 2011, and no repurchases were made during the same period in 2010.  Any future capital stock repurchases are expected to be made on a quarterly basis if conditions warrant such repurchases.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of September 30, 2011.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2011 increased $23.3 million to $407.7 million from $384.5 million at December 31, 2010. The loan to deposit ratio decreased slightly from 93.5% at December 31, 2010 to 91.8% at September 30, 2011. The Bank’s loan portfolio at September 30, 2011 was comprised of residential real estate and consumer loans of $199.2 million, an increase of $21.0 million from December 31, 2010, and commercial loans of $212.8 million, an increase of $2.7 million from December 31, 2010.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $395 thousand to $4.1 million at September 30, 2011 from $3.7 million at December 31, 2010. At September 30, 2011 and December 31, 2010, the allowance for loan losses represented 1.00% and 0.96%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2011, aggregate balances on non-performing loans equaled $7.5 million compared to $6.3 million at December 31, 2010 and $9.1 million at September 30, 2010, representing 1.82%, 1.63% and 2.39% of total loans at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. Of the loans modified under a troubled debt restructuring, $4.6 million were current under their modified terms, and $1.3 million were past due 30 plus days at September 30, 2011. The details for non-performing loans are included in the following table (dollars in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Dollars in Thousands)
Non-accrual - commercial	$1,066	$1,140	$5,403
Non-accrual - consumer	356	381	843
Restructured loans (still accruing interest)	5,213	3,345	2,718
Loans past due 90 or more days, accruing interest	857	1,464	-
Other	-	-	159

Total nonperforming loans	7,492	6,330	9,123
Foreclosed assets	3,069	3,069	-
Total nonperforming assets	$10,561	$9,399	$9,123
Nonperforming loans to total loans at period-end	1.82%	1.63%	2.39%
Nonperforming assets to total assets	1.97%	1.83%	1.78%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $318 thousand from December 31, 2010 to September 30, 2011. This decrease is due primarily to depreciation on existing premises and equipment.

On October 21, 2011, the Bank executed a second lease expansion addendum agreement (the “Addendum”) to the Lease agreement dated June 11, 2001 with Red Bird Associates, LLC (“Red Bird”) providing for the lease of the Bank’s principal office located at 100 Gateway Drive in Bethlehem, Pennsylvania (the “Lease”).  The Addendum provides for the lease by the Bank of an additional 4,303 square feet of space on the second floor of the premises, effective January 1, 2012, and continuing for the remaining term of the underlying Lease, including all renewal options, at an additional annual rental amount of $73 thousand.  Pursuant to the terms of the Addendum, the rental amount will increase annually by 3.0% over the annual rent for the immediately preceding Lease year.  The Addendum further provides the Bank with a right of first refusal with respect to any written offer to lease or purchase the premises received by Red Bird.  As disclosed in the Company’s definitive proxy statement filed with the SEC on April 29, 2011, Red Bird is a real estate holding company owned by several Directors of the Company and the Bank, as well as Judith A. Hunsicker, Senior Executive Vice President and Chief Operating and Financial Officer.  Prior to its execution, the terms of the Addendum, including the rental amount, were determined by a majority of the disinterested Directors to be no less favorable to the Bank than the terms then prevailing in the relevant market.

Deposits

Total deposits at September 30, 2011 increased $33.4 million to $448.7 million from $415.3 million at December 31, 2010. Savings deposits increased by $50.1 million and demand deposits increased by $8.0 million, while time deposits decreased $24.1 million. The significant growth in savings and demand deposits is attributed to successful promotions, as well as migration from time deposits.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $23.1 million at September 30, 2011, compared to $19.6 million at December 31, 2010.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At September 30, 2011, the Company had $88.6 million of available for sale securities. Securities with carrying values of approximately $44 million and $58.2 million at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $190.6 million, of which $7.9 million was outstanding in long-term loans at September 30, 2011.  The Bank also has a line of credit with FHLB for $25 million, of which there is no balance outstanding as of September 30, 2011.   All of the long-term loans mature in 2013. The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at September 30, 2011. All FHLB borrowings are secured by qualifying assets of the Bank and advances from the ACBB line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest National Bank, of which an aggregate of $5.4 million was outstanding at September 30, 2011. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $15.7 million at September 30, 2011. The Company also has letters of credit outstanding of $4.4 million at September 30, 2011. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $42.5 million as of September 30, 2011, representing a net increase of $5.7 million from December 31, 2010. The increase in capital was a result of the net income of $3.7 million and the increase in unrealized holding gains on available for sale securities of $1.7 million, the exercise of stock options totaling $114 thousand, offset by $133 thousand attributable to stock tendered in connection with the exercise of stock options, the recognition of tax benefits of $602 thousand due to the exercise of non-qualified stock options; and a dividend payment of $215 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2011, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	September 30, 2011	December 31, 2010
	(Dollars In Thousands)

Tier I, common stockholders' equity	$44,866	$41,712
Tier II, allowable portion of allowance for loan losses	4,104	3,709

Total capital	$48,970	$45,421

Tier I risk based capital ratio	12.3%	11.9%

Total risk based capital ratio	13.4%	13.0%

Tier I leverage ratio	8.5%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	September 30, 2011	December 31, 2010
	(Dollars In Thousands)

Tier I, common stockholders' equity	$40,509	$36,433
Tier II, allowable portion of allowance for loan losses	4,104	3,709

Total capital	$44,613	$40,142

Tier I risk based capital ratio	11.1%	10.2%

Total risk based capital ratio	12.2%	11.0%

Tier I leverage ratio	7.6%	7.1%

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2011, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

Not Applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs
4/01/2011 - 4/30/2011	0		n/a	0	0
5/01/2011 - 5/31/2011	11,024	¹	$6.65	0	0
6/01/2011 - 6/30/2011	0		n/a	0	0
7/01/2011 - 7/31/2011	0		n/a	0	0
8/01/2011 - 8/31/2011	0		n/a	0	0
9/01/2011 - 9/30/2011	8,901	¹	$6.65	0	0
Total	19,925	¹	$6.65	0	0

(1)
This repurchase of shares was made in order to facilitate the stock swap of stock options by certain employees of the Company, including David M. Lobach, Chairman, President and Chief Executive Officer, and Judith A. Hunsicker, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer, and with respect to Mr. Lobach, to satisfy applicable withholding taxes resulting therefrom, in each case pursuant to stock option agreements between such employees and the Company.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 – (Removed and Reserved)

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are being furnished* as part of this report:

	No.	Description
	101.INS	XBRL Instance Document.*
	101.SCH	XBRL Taxonomy Extension Schema Document.*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
	101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
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

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 14, 2011	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are being furnished* as part of this report:

	No.	Description
	101.INS	XBRL Instance Document.*
	101.SCH	XBRL Taxonomy Extension Schema Document.*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
	101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
______________________
*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.