Form 10-K
period 2011-12-31
Embassy Bancorp, Inc.
filed 2012-03-30
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end __December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2011, the registrant’s most recently completed second fiscal quarter was $26,516,225.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
COMMON STOCK

Number of shares outstanding as of March 22, 2012	($1 Par Value)	7,179,892
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Deposits

The Company offers small business cash management services to help local companies better manage their cash flow, in order for the Company to attract and retain stable deposit relationships. The expertise and experience of the Company’s management coupled with the latest technology accessed through third party providers enables the Company to maximize the growth of business-related deposits.

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

Loans

The loan portfolio of the Company consists primarily of secured fixed-rate and variable-rate loans, with a significant concentration in commercial-purpose transactions and consumer residential mortgage and home equity loans. While most credit facilities are appropriately collateralized, major emphasis is placed upon the financial condition of the borrower and evaluating the borrower’s cash flow versus debt service requirements. The Company has an experienced lending team. The Company believes that the familiarity of its experienced management team and members of the Company’s Loan Committee with prospective local borrowers enables the Company to better evaluate the character, integrity and creditworthiness of the prospective borrowers.

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

Business Lending

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

Consumer Lending

The Company offers its retail customer base a product line of consumer loan services including mortgage loans, secured home equity loans, lines of credit, auto loans, and to a much lesser extent, unsecured personal loans.

Residential Mortgage Loans

The Company offers a range of specialty home equity and mortgage products at competitive rates. The Company seeks to capitalize on its policy of closing loans in a time frame that will meet the needs of its borrowers.

Commercial Mortgage/Construction Loans

The Company originates various types of loans secured by real estate, including, to a limited extent, construction loans. The Company’s loan officers call upon accountants, financial planners, attorneys and others to generate loan applications. Construction loans are generally priced at floating rates tied to current market rates. Upon completion of construction, these loans may be converted into permanent commercial and residential loans. Construction lending is expected to constitute a minor portion of the Company’s loan portfolio.

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

Employees

As of December 31, 2011, the Company had a total of 67 full-time equivalent employees.

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

Among the advantages many of the Company’s competitors have over the Company are larger asset and capital bases, the ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Larger companies have market presence in the form of more branch offices. The Company’s growth in number of offices has improved its ability to compete in the market. The Company believes it is able to compete with the market in terms of interest rate and level of customer service, as reflected in growth in market share. Many competitors offer certain services such as trust services, investment services and international banking that are not offered directly by the Company and, by virtue of their greater capital, most competitors will have substantially higher lending limits than those of the Company.

Segments

The Company acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. The Company offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer, residential mortgage and home equity loans; and the providing of other financial services.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Signed into law July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will, over time, implement significant changes to the U.S. financial system, including among others, (i) the creation of a new Bureau of Consumer Financial Protection with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10.0 billion or more, (ii) the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk, (iii) provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, (iv) a provision that would broaden the base for FDIC insurance assessments, and (v) a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15.0 billion in assets as of December 31, 2009.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the Company’s operating environment in substantial and unpredictable ways. While some of the Dodd-Frank Act’s provisions were effective immediately, many are to be implemented by rules yet to be promulgated by the applicable regulatory authorities.

The Dodd-Frank Act and the regulations to be adopted are expected to subject financial institutions to additional restrictions, oversight and costs that may have an adverse impact on their business, financial condition, results of operations or the price of the common stock. The Dodd-Frank Act substantially increases regulation of the financial services industry and imposes restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

FDI Act and Part 363 of the FDIC Regulations

Section 36 of the FDI Act and Part 363 of the FDIC's regulations, as amended, require insured depository institutions with at least $500 million in total assets to file a Part 363 Annual Report with the applicable bank regulatory agencies, which, among other things, requires that the Company establish and maintain an adequate internal control structure over financial reporting and provide an assessment by management of the institution's compliance with the designated laws and regulations pertaining to insider loans and dividend restrictions.

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

FDICIA establishes five capital tiers, ranging from “well capitalized” to “critically under-capitalized”. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, “pass through” insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company’s bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

At December 31, 2011, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

Restrictions on Transactions with Affiliates and Insiders

The Bank also is subject to the restrictions of Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O adopted by the Federal Reserve Board. Section 23A requires that loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), the acceptance of securities issued by an affiliate as collateral and the issuance of a guarantee or acceptance of letters of credit on behalf of an affiliate (collectively, “Covered Transactions”) be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets to an affiliate and the payment of money or the furnishing of services to an affiliate, be on terms comparable to those prevailing for similar transactions with non-affiliates.

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

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for the Bank for 2011 was $0.01 for each $100 of DIF deposits.

The FDIC adopted a risk-based deposit insurance assessment system that requires all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums range from 12 basis points of deposits for well-capitalized banks with the highest examination ratings to 45 basis points for undercapitalized institutions. The Bank pays an insurance premium at levels stated for well-capitalized banks. The FDIC assessment for the Bank for 2011 was $0.10 for each $100 of DIF deposits.

Entering 2012, the Company anticipates deposit insurance premiums to range from 10 to 14 basis points. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts in excess of $250,000 (“TLGP”) and senior unsecured debt of a bank or its holding company. The Bank elected to opt out of the debt guarantee program but opted into the deposit guarantee program. The additional premium paid in 2011 under the TLGP was $3,000 or less than $0.01 for each $100 of transaction account deposits in excess of $250,000.

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

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution’s deposit insurance assessment base is being changed from total deposits to total assets less tangible equity. In addition, the FDIC is revising the deposit insurance assessment rates down. The changes were effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for risk category IV banks. Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The Company expects that the new rates and assessment base will further reduce the current FDIC insurance assessment rate. However, if the risk category of the Bank changes adversely, the FDIC insurance premiums could increase.

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

The timing for the U.S. banking agency’s publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain. Additionally, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company and its subsidiary may be substantially different from the Basel III final framework as published in December 2010. The requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our financial results.

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

Item 1A.	Risk Factors.

Not required of a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	PROPERTIES.

The Company either alone or through the Bank occupies seven full-service banking offices in the Lehigh Valley:
•	Hanover Township, Northampton County (includes administrative offices)
•	South Whitehall Township, Lehigh County
•	Salisbury Township, Lehigh County
•	Lower Macungie Township, Lehigh County
•	City of Bethlehem, Lehigh County
•	Lower Saucon Township, Northampton County
•	Lower Nazareth Township, Northampton County

Item 3.	LEGAL PROCEEDINGS.

The Company and the Bank are an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)
Shares of Company common stock are traded over-the-counter under the symbol EMYB and in privately negotiated transactions. There is no established public trading market for shares of the Company’s common stock and the Company’s common stock is not listed on any national securities exchange.

Quotations may be obtained by researching the stock symbol EMYB. Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Markets (www.otcmarkets.com), which includes a list of market makers of Company common stock. Quotations were first reported during the third quarter of 2010. The following table reflects high and low bid prices for shares of the Company’s Common Stock for the periods indicated, based upon information derived from www.otcmarkets.com.

	2011		2010
	High	Low	High	Low
First Quarter	$6.00	$5.50	N/A	N/A
Second Quarter	$5.50	$4.75	N/A	N/A
Third Quarter	$5.00	$3.15	$6.00	$5.25
Fourth Quarter	$4.30	$3.25	$6.10	$5.50

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)	As of March 22, 2012, there are approximately 1,228 owners of record of the common stock of the Company.

(c)
On July 14, 2011, the Company paid $215,000 or $0.03 per share in a special cash dividend on its common stock and has not planned for regular payment of cash dividends in the near future. As a general matter, cash available for dividend distribution to shareholders of the Company must initially come from dividends paid to the Company by the Bank.

(d)	The following table sets forth information about options outstanding under the Company’s Stock Option Plan and the Company’s Stock Incentive Plan, as of December 31, 2011:

	Number of Shares	Weighted average	Number of Shares
	to be issued upon exercise of	exercise price of	remaining available
	outstanding options	outstanding options	for future issuance

Equity Compensation Plans and Individual Employment Agreements	192,391	$6.96	500,000

(e)	Sales of Securities.
None.

(f)	Repurchase of Equity Securities.
None.

Item 6.	Selected Financial Data.

Not required of a smaller reporting company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

OVERVIEW

The Company’s assets grew $61.6 million from $513.9 million at December 31, 2010 to $575.5 million at December 31, 2011. The Company’s deposits grew $66.5 million from $415.3 million at December 31, 2010 to $481.8 million at December 31, 2011. During the same period, loans receivable, net of the allowance for loan losses, increased $34.7 million to $419.1 million at December 31, 2011 from $384.4 million at December 31, 2010. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and becomes more widely known. The past and current economic conditions have created lower demand for loans by credit-worthy customers. The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

The Company reported net income of $5.1 million for the year ended December 31, 2011 as compared to net income of $4.7 million for the year ended December 31, 2010.

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

2011 Compared to 2010

Total interest income for the year ended December 31, 2011 was $23.7 million compared to $23.9 for the year ended December 31, 2010. Total interest expense for the year ended December 31, 2011 was $5.0 million compared to $5.9 million for the year ended December 31, 2010. The decrease in interest income is due to the interest rate environment, offset by growth in loan balances as well as investment securities. The decrease in interest expense is due to the lower interest rate environment, as well as a shift in deposits from certificates of deposit to savings accounts. Net interest income increased to $18.7 million for the year ended December 31, 2011 as compared to $17.9 million for the year ended December 31, 2010.

Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Interest rate spread is the mathematical difference between the average interest earned on earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on earning assets and is derived by dividing net interest income by average earning assets. In a mature financial institution the interest margin gives a reader better indicators of asset earning results when compared to peer groups or industry standards.

The Company’s net interest margin for the year ended December 31, 2011 was 3.63% compared to 3.75% for the year ended December 31, 2010. The decrease in the margin is due primarily to the increase in loan and investment balances, as well as current market conditions, which have reduced deposit account rates and similarly reduced loan and investment yields. During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009

			Tax			Tax			Tax
	Average		Equivalent	Average		Equivalent	Average		Equivalent
(Dollars in Thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Loans - taxable (2)	$394,650	$20,734	5.25%	$370,372	$20,529	5.54%	$338,822	$19,444	5.74%
Loans - non-taxable (1)	3,234	127	5.95%	585	22	5.70%	-	-	0.00%
Investment securities - taxable (3)	61,332	1,609	2.62%	60,454	2,229	3.69%	59,044	2,590	4.39%
Investment securities - non-taxable (1)(3)	29,741	1,091	5.46%	24,540	950	5.78%	11,303	452	6.03%
Federal funds sold	3,178	3	0.09%	5,446	8	0.15%	11,606	30	0.26%
Time deposits	7,643	116	1.52%	8,300	137	1.65%	10,002	232	2.32%
Interest bearing deposits with banks	16,133	36	0.22%	9,415	18	0.19%	4,713	7	0.15%

TOTAL INTEREST EARNING ASSETS	515,911	23,716	4.60%	479,112	23,893	4.99%	435,490	22,755	5.23%

Less allowance for loan losses	(3,932)			(3,828)			(3,251)
Other assets	21,076			24,156			12,871

TOTAL ASSETS	$533,055			$499,440			$445,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$39,006	$79	0.20%	$34,237	$154	0.45%	$34,229	$349	1.02%
Savings	279,342	2,619	0.94%	222,151	2,426	1.09%	159,544	2,721	1.71%
Certificates of deposit	85,124	1,383	1.62%	117,074	2,208	1.89%	144,695	4,549	3.14%
Securities sold under agreements to repurchase and other borrowings	51,576	913	1.77%	54,398	1,158	2.13%	50,674	1,609	3.18%

TOTAL INTEREST BEARING LIABILITIES	455,048	4,994	1.10%	427,860	5,946	1.39%	389,142	9,228	2.37%

Non-interest bearing demand deposits	34,169			27,163			19,284
Other liabilities	5,145			10,402			3,555
Stockholders' equity	38,693			34,015			33,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$533,055			$499,440			$445,110

Net interest income		$18,722			$17,947			$13,527
Net interest spread			3.50%			3.60%			2.86%
Net interest margin			3.63%			3.75%			3.11%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis.
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

	2011 vs. 2010			2010 vs. 2009
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$1,346	$(1,141)	$205	$1,811	$(726)	$1,085
Loans - non-taxable	100	5	105	-	22	22
Investment securities - taxable	32	(652)	(620)	62	(423)	(361)
Investment securities - non-taxable	198	(57)	141	560	(62)	498
Federal funds sold	(3)	(2)	(5)	(16)	(6)	(22)
Time Deposits	(11)	(10)	(21)	(39)	(56)	(95)
Interest bearing deposits with banks	13	5	18	7	4	11
Total net change in income on interest-earning assets	1,675	(1,852)	(177)	2,385	(1,247)	1,138

Interest-bearing liabilities:
Interest bearing demand deposits and money markets	21	(96)	(75)	-	(195)	(195)
Savings	625	(432)	193	1,068	(1,363)	(295)
Certificates of deposit	(603)	(222)	(825)	(868)	(1,473)	(2,341)
Total deposits	43	(750)	(707)	200	(3,031)	(2,831)
Securities sold under agreements to repurchase and other borrowings	(60)	(185)	(245)	118	(569)	(451)
Total net change in expense on interest-bearing liabilities	(17)	(935)	(952)	318	(3,600)	(3,282)
Change in net interest income	$1,692	$(917)	$775	$2,067	$2,353	$4,420

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

For the year ended December 31, 2011, the provision for loan losses was $734 thousand compared to $1.3 million for the year ended December 31, 2010. The allowance for loan losses as of December 31, 2011 was $4.2 million, which represents 1.00% of outstanding loans, which is comparable to the prior year-end of $3.7 million representing 0.96% of outstanding loans. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily service charge income and fees on deposit relationships. Non-interest income also may include net gains and losses from the sale of available for sale securities. Total non-interest income was $1.9 million for the year ended December 31, 2011 compared to $1.8 million for the year ended December 31, 2010. This increase in non-interest income is due to increased service fees from the increase in the number of deposit accounts, as well as an increase in fees from merchant credit card processing services. Proceeds from sales of securities in 2011 totaled $6.6 million with net gains of $487 thousand. In 2010, there were proceeds from sales of securities of $19.0 million with net gains of $661 thousand. As the deposit customer account base grows and the Company matures and develops additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2011 were $12.7 million, compared to $11.9 million for the year ended December 31, 2010. At December 31, 2011, the Company had sixty-seven full-time equivalent employees compared to sixty-two full-time equivalent employees at December 31, 2010. Salaries and benefits increased $429 thousand or 8% due primarily to staff additions, increases in annual salaries and employee insurance benefits. Occupancy and equipment expense increased $56 thousand or 3% due to the additional expense for additions, maintenance and repairs of computer equipment, and software expenses. Data processing costs increased $127 thousand or 15% due to increased volume of accounts and enhanced network support services. Advertising and marketing expense increased $91 thousand or 12% due to promotion of branch offices, products and our image campaign within the community. Professional fees increased $50 thousand or 14% due to increased costs of third party auditing, regulatory and consulting services. FDIC insurance expense decreased $315 thousand or 46% due primarily to updated FDIC insurance rates. Credit card expense increased $195 thousand or 27% due to increased volume. Loan and real estate expense increased $50 thousand or 34%, due to increased collection activities.

A breakdown of other non-interest expenses is included in the consolidated statements of income in the consolidated financial statements included in Item 8 of this report.

Income Taxes

The provision for income taxes was $2.1 million at December 31, 2011 compared to $1.9 million at December 31, 2010. The effective rate on income taxes for the years ended December 31, 2011 and 2010 was 28.8% and 29.3%, respectively. The reduction in the effective rate between the years was due to increased tax free interest for 2011 compared to 2010.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk securities or derivatives as of December 31, 2011.

The Company’s securities portfolio was $92.1 million at December 31, 2011, a $2.2 million increase from securities of $89.9 million at December 31, 2010. The Company’s securities have increased due to primarily to the increase in unrealized gains on the investment portfolio of $3.2 million. Purchases in the amount of $15.6 million were offset by investment principal pay-downs, maturities and sales of $16.7 million. The carrying value of the securities portfolio as of December 31, 2011 includes a net unrealized gain of $3.6 million as compared to a net unrealized gain of $449 thousand as of December 31, 2010, which is recorded to accumulated other comprehensive income in stockholders’ equity. This increase in the unrealized gain is due to the changes in market conditions from 2010 to 2011. No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2011, 2010 and 2009.

	2011	2010	2009
	(In Thousands)
U.S. Government agency obligations	$33,689	$32,622	$17,083
Municipal securities	40,048	36,546	28,574
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	13,841	16,749	23,119
Corporate bonds	4,532	3,954	4,019
Total Securities Available for Sale	$92,110	$89,871	$72,795

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2011. Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)

U.S. Government agency obligations	$10,095	0.60%	$23,594	0.99%	$-	-	$-	-	$33,689	0.88%

Municipal securities	-	-	2,230	4.65%	9,749	5.17%	28,069	6.11%	40,048	5.80%

U.S. GSE - Mortgage-backed securities - residential	1,556	4.23%	7,610	5.13%	1,601	4.16%	3,074	2.70%	13,841	4.38%

Corporate bonds	1,281	5.92%	3,251	4.13%	-	-	-	-	4,532	4.64%

Total Debt Securities	$12,932	1.56%	$36,685	2.35%	$11,350	5.03%	$31,143	5.77%	$92,110	3.73%

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2011, 2010, 2009, 2008 and 2007. All of the Company’s loans are to domestic borrowers.

	December 31, 2011		December 31, 2010		December 31, 2009
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars In Thousands)
Commercial real estate	$171,792	40.56%	$166,780	42.95%	$150,439	43.00%
Commercial construction	13,414	3.17%	15,701	4.04%	12,292	3.51%
Commercial	26,879	6.35%	27,591	7.11%	25,796	7.37%
Residential real estate	210,361	49.65%	176,141	45.37%	159,180	45.50%
Consumer	1,140	0.27%	2,048	0.53%	2,160	0.62%

Gross loans	423,586	100.00%	388,261	100.00%	349,867	100.00%
Unearned origination (fees) costs	(245)		(96)		51

	$423,341		$388,165		$349,918

	December 31, 2008		December 31, 2007
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars In Thousands)
Commercial real estate	$148,881	46.62%	$125,021	45.21%
Commercial construction	6,886	2.16%	2,969	1.07%
Commercial	24,096	7.55%	22,583	8.17%
Residential real estate	136,739	42.82%	123,774	44.75%
Consumer	2,726	0.85%	2,216	0.80%

Gross loans	319,328	100.00%	276,563	100.00%
Unearned origination (fees) costs	252		253

	$319,580		$276,816

The following table shows the maturities of the commercial loan portfolio and the sensitivity of such loans to interest rate fluctuations at December 31, 2011.

	One year or	After One Year	After Five
	Less	Through Five Years	Years	Total
	(In Thousands)
Commercial real estate	$40,234	$108,110	$23,448	$171,792
Commercial construction	6,336	7,078	-	13,414
Commercial	13,844	12,011	1,024	26,879

	$60,414	$127,199	$24,472	$212,085

Fixed Rates	$16,417	$111,361	$22,550	$150,328
Variable Rates	43,997	15,838	1,922	61,757

	$60,414	$127,199	$24,472	$212,085

Credit Risk and Loan Quality

The allowance for loan losses increased $506 thousand to $4.2 million at December 31, 2011 from $3.7 million at December 31, 2010. At December 31, 2011 and December 31, 2010, the allowance for loan losses represented 1.00% and 0.96%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2011, aggregate balances on non-performing loans equaled $9.4 million compared to $6.3 million at December 31, 2010, representing 2.22% and 1.63% of total loans at December 31, 2011 and December 31, 2010, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings). Troubled debt restructurings are considered non-performing loans. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. The Company has two foreclosed assets, one in the amount of $3.1 million acquired in October 2010, and one in the amount of $319 thousand acquired in December 2011. The details for the non-performing loans and assets are included in the following table:

	December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Non-accrual - commercial	$1,869	$1,140	$4,152	$-	$-
Non-accrual - consumer	-	381		-	-
Restructured, accruing interest	7,264	3,345	-	-	-
Loans past due 90 or more days, accruing interest	265	1,464	584	818	-
Total nonperforming loans	9,398	6,330	4,736	818	-
Foreclosed assets	3,388	3,069	-	-	-
Total nonperforming assets	$12,786	$9,399	$4,736	$818	-
Nonperforming loans to total loans	2.22%	1.63%	1.35%	0.26%	0.00%
Nonperforming assets to total assets	2.23%	1.83%	1.02%	0.21%	0.00%

Total Loans	423,421	388,165	349,918	319,580	276,816
Total Assets	574,480	513,884	465,189	391,083	334,018

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 1.00% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2011, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2011, the Company had $13.4 million of impaired loans compared to $8.5 million at December 31, 2010. Most of the Company’s impaired loans required no specific reserves due to adequate collateral. As of December 31, 2011, the Company had impaired loans of $725 thousand requiring a specific reserve of $126 thousand. As of December 31, 2010, the Company had impaired loans of $159 thousand requiring a specific reserve of $15 thousand.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Loans receivable at end of year	$423,341	$388,165	$349,918	$319,580	$276,816

Allowance for loan losses:
Balance, beginning	$3,709	$3,598	$2,932	$2,503	$2,426
Provision for loan losses	734	1,318	702	429	390
Loans charged off	(250)	(1,244)	(36)	-	(313)
Recoveries	22	37	-	-	-
Balance at end of year	$4,215	$3,709	$3,598	$2,932	$2,503

Allowance for loan losses to loans receivable at end of year	1.00%	0.96%	1.03%	0.92%	0.90%

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December	% of Total	December	% of Total	December	% of Total	December	% of Total	December	% of Total
	2011	Loans	2010	Loans	2009	Loans	2008	Loans	2007	Loans
	(Dollars in Thousands)
Commercial real estate	$1,264	40.56%	$1,014	42.95%	$1,654	43.00%	$1,563	46.62%	$1,257	45.21%
Commercial construction	352	3.17%	443	4.04%	207	3.51%	101	2.16%	47	1.07%
Commercial	423	6.35%	325	7.11%	679	7.37%	639	7.55%	623	8.17%
Residential real estate	1,691	49.65%	1,309	45.37%	1,005	45.50%	595	42.82%	530	44.75%
Consumer	40	0.27%	35	0.53%	53	0.62%	34	0.85%	46	0.80%
Unallocated	445		583		-		-		-

Total Allowance for Loan Losses	$4,215	100.00%	$3,709	100.00%	$3,598	100.00%	$2,932	100.00%	$2,503	100.00%

Deposits

As growth continues, the Company expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2011 were $481.8 million, an increase of $67 million, or 16.1%, over total deposits of $415.3 million as of December 31, 2010. The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2011	December 31, 2010	December 31, 2009
	(In Thousands)
Demand, non-interest bearing	$38,386	$32,431	$25,785
Demand, NOW and money market, interest bearing	40,128	38,167	32,987
Savings	327,048	242,529	201,727
Time, $100 and over	32,784	41,633	54,821
Time, other	43,429	60,507	65,964

Total deposits	$481,775	$415,267	$381,284

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits for the years ended December 31, 2011, 2010 and 2009.

	December, 31		December, 31		December, 31
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars In Thousands)
Demand, NOW and money market, interest bearing	$39,006	0.20%	$34,237	0.45%	$34,229	1.02%
Savings	279,342	0.94%	222,151	1.09%	159,544	1.71%
Certificates of deposit	85,124	1.62%	117,074	1.89%	144,695	3.14%
Total interest bearing deposits	403,472	1.01%	373,462	1.28%	338,468	2.25%
Non-interest bearing demand deposits	34,169		27,163		19,284
Total	$437,641		$400,625		$357,752

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more as of December 31, 2011.

December 31, 2011
(In Thousands)
3 months or less	$11,704
Over 3 through 6 months	5,517
Over 6 through 12 months	5,617
Over 12 months	9,946

Total	$32,784

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

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $193.8 million, of which $7.9 million was outstanding at December 31, 2011, all of which is long term. This borrowing capacity with the FHLB includes a line of credit of $25.0 million. The Bank also has a $6.0 million line of credit with Atlantic Central Bankers Bank, of which none was outstanding at December 31, 2011. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured. The Company has two lines of credit with Univest Bank and Trust Co., totaling $10.0 million, of which $5.2 million was outstanding at December 31, 2011. These lines of credit are secured by 833,333 shares of Bank stock.

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

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the years ended December 31:

	2012	2013-2014	2015-2016	Thereafter	Total
	(In Thousands)
Time deposits	$50,908	$19,711	$5,594	$-	$76,213
Long-term borrowings	-	13,086	-	-	13,086
Operating leases	912	2,273	729	2,157	6,071

Total	$51,820	$35,070	$6,323	$2,157	$95,370

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2011 totaled $78.4 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

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

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2011, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2011	December 31, 2010
	(Dollars In Thousands)
Tier 1, common stockholders' equity	$46,648	$41,712
Tier 2, allowable portion of allowance for loan losses	4,215	3,709

Total capital	$50,863	$45,421

Tier 1 risk based capital ratio	12.7%	11.9%

Total risk based capital ratio	13.8%	13.0%

Tier 1 leverage ratio	8.3%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2011	December 31, 2010
	(Dollars In Thousands)
Tier 1, common stockholders' equity	$41,945	$36,433
Tier 2, allowable portion of allowance for loan losses	4,215	3,709

Total capital	$46,160	$40,142

Tier 1 risk based capital ratio	11.4%	10.2%

Total risk based capital ratio	12.6%	11.0%

Tier 1 leverage ratio	7.4%	7.1%

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

GAP, a measure of the difference in volume between interest bearing assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. NOW and savings accounts are categorized by their respective estimated decay rates. The Company is liability sensitive, which means that if interest rates fall, interest income will fall slower than interest expense and net interest income will likely increase. If interest rates rise, interest income will rise slower than interest expense and net interest income will likely decrease.

	0-3	4-12	1-3	4-5	Over 5
	Months	Months	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest- bearing deposits	$34,096	$2,813	$4,885	$-	$-	$41,794
Investment securities and restricted investment in bank stock	2,785	14,113	28,317	9,377	39,159	93,751
Loans, gross	84,982	65,787	127,074	77,826	67,672	423,341

Total interest-earning assets	121,863	82,713	160,276	87,203	106,831	558,886

Interest-bearing liabilities
NOW and money market accounts	40,128	-	-	-	-	40,128
Savings	327,048	-	-	-	-	327,048
Certificates of deposit	21,223	29,686	16,200	9,104	-	76,213
Other borrowed funds	-	-	13,086	-	-	13,086
Repurchase agreements and federal funds purchased	32,891	1,062	-	-	-	33,953

Total interest-bearing liabilities	421,290	30,748	29,286	9,104	-	490,428

GAP	$(299,427)	$51,965	$130,990	$78,099	$106,831	$68,458

CUMULATIVE GAP	$(299,427)	$(247,462)	$(116,472)	$(38,373)	$68,458

GAP TO INTEREST EARNING ASSETS	-53.58%	9.30%	23.44%	13.97%	19.11%

CUMULATIVE GAP TO INTEREST EARNING ASSETS	-53.58%	-44.28%	-20.84%	-6.87%	12.25%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2011. For income simulation purposes, NOW and savings accounts are repriced quarterly. The impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	in Net Interest Income

Down 100 basis points	2.0%
Down 200 basis points	-0.6%

Up 100 basis points	-5.1%
Up 200 basis points	-10.7%

Return on Assets and Equity

The return on average assets for 2011 was 0.96%; the return on average equity for the same period was 12.02%; and the ratio of average shareholders’ equity to average total assets was 7.99%.

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

Not required of a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Embassy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and its subsidiary, Embassy Bank for the Lehigh Valley (collectively the “Company’), as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 30, 2012

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,
ASSETS	2011	2010
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$12,039	$6,645
Interest bearing demand deposits with banks	33,605	7,085
Federal funds sold	491	5,913

Cash and Cash Equivalents	46,135	19,643

Interest bearing time deposits	7,698	8,326
Securities available for sale	92,110	89,871
Restricted investment in bank stock	1,641	2,006
Loans receivable, net of allowance for loan losses of $4,215 in 2011; $3,709 in 2010	419,126	384,456
Premises and equipment, net of accumulated depreciation	2,095	2,398
Accrued interest receivable	1,568	1,503
Other real estate owned	3,388	3,069
Other assets	1,719	2,612

Total Assets	$575,480	$513,884

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$38,386	$32,431
Interest bearing	443,389	382,836

Total Deposits	481,775	415,267

Securities sold under agreements to repurchase	33,953	46,433
Long-term borrowings	13,086	13,586
Accrued interest payable	582	941
Other liabilities	1,751	928

Total Liabilities	531,147	477,155

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2011 issued 7,171,551 shares; outstanding 7,171,198 shares;
2010 issued 7,157,357 shares; outstanding 7,157,004 shares	7,171	7,157
Surplus	22,872	22,303
Retained earnings	11,905	6,976
Accumulated other comprehensive income	2,388	296
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	44,333	36,729

Total Liabilities and Stockholders' Equity	$575,480	$513,884

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2011	2010
	(In Thousands, Except per Share Data)
INTEREST INCOME

Loans receivable, including fees	$20,861	$20,551
Securities, taxable	1,609	2,229
Securities, non-taxable	1,091	950
Federal funds sold, and other	39	26
Interest on time deposits	116	137

Total Interest Income	23,716	23,893

INTEREST EXPENSE

Deposits	4,081	4,788
Securities sold under agreements to repurchase and federal funds purchased	176	391
Long-term borrowings	737	767

Total Interest Expense	4,994	5,946

Net Interest Income	18,722	17,947

PROVISION FOR LOAN LOSSES	734	1,318

Net Interest Income after Provision for Loan Losses	17,988	16,629

OTHER INCOME

Credit card processing fees	967	775
Gain on sales of investment securities, net	487	661
Other service fees	438	382

Total Other Income	1,892	1,818

OTHER EXPENSES

Salaries and employee benefits	5,497	5,068
Occupancy and equipment	2,221	2,165
Data processing	984	857
Credit card processing	917	722
Advertising and promotion	843	752
Professional fees	420	370
FDIC Insurance	363	678
Loan and real estate	195	145
Charitable contributions	258	259
Other real estate owned	72	-
Other	882	835

Total Other Expenses	12,652	11,851

Income before Income Taxes	7,228	6,596

INCOME TAX EXPENSE	2,084	1,934

Net Income	$5,144	$4,662

BASIC EARNINGS PER SHARE	$0.72	$0.67

DILUTED EARNINGS PER SHARE	$0.71	$0.65

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011 and 2010

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
	(In Thousands, Except Share and Per Share Data)

BALANCE - DECEMBER 31, 2009	$6,941	$22,900	$2,455	$1,384	$(3)	$33,677
Comprehensive income:
Net income	-	-	4,662	-	-	4,662
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and income tax effects	-	-	-	(1,088)	-	(1,088)
Total Comprehensive Income						3,574

Dividend paid, $0.02 per share			(141)			(141)
Exercise of stock options, 592,921 shares	592	1,096				1,688
Stock tendered for funding exercise of stock options and tax expense, 376,227 shares	(376)	(1,693)	-	-	-	(2,069)

BALANCE - DECEMBER 31, 2010	$7,157	$22,303	$6,976	$296	$(3)	$36,729

BALANCE - DECEMBER 31, 2010	$7,157	$22,303	$6,976	$296	$(3)	$36,729
Comprehensive income:
Net income	-	-	5,144	-	-	5,144
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and income tax effects	-	-	-	2,092	-	2,092

Total Comprehensive Income						7,236

Dividend declared, $0.03 per share			(215)			(215)
Exercise of stock options, 34,119 shares	34	80	-	-	-	114
Stock tendered for funding exercise of stock options and tax expense, 19,925 shares	(20)	(113)	-	-	-	(133)
Tax benefit of stock options exercised	-	602	-	-	-	602

BALANCE - DECEMBER 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,144	$4,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	734	1,318
Amortization of deferred loan fees/costs	5	71
Depreciation and amortization	625	613
Net amortization of investment security premiums and discounts	341	166
Deferred income taxes	(1,077)	144
Net realized gain on sale of securities available for sale	(489)	(661)
(Increase) decrease in accrued interest receivable	(65)	112
Decrease in other assets	893	502
Decrease in accrued interest payable	(359)	(516)
Increase in other liabilities	823	137

Net Cash Provided by Operating Activities	6,575	6,548

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(15,641)	(55,802)
Maturities, calls and principal repayments of securities available for sale	10,127	18,657
Proceeds from sales of securities available for sale	6,592	18,915
Net increase in loans	(35,728)	(42,594)
Decrease in restricted investment in bank stock	365	103
Net maturities of interest bearing time deposits	628	2,398
Purchases of premises and equipment	(322)	(546)

Net Cash Used in Investing Activities	(33,979)	(58,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	66,508	33,983
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(12,480)	15,469
Proceeds from long-term borrowed funds	-	50
Payment of long-term borrowed funds	(500)	(3,480)
Net payment of stock tendered	(19)	(381)
Tax benefit of stock options exercised	602	-
Dividends paid	(215)	(141)

Net Cash Provided by Financing Activities	53,896	45,500

Net Increase (Decrease) in Cash and Cash Equivalents	26,492	(6,821)

CASH AND CASH EQUIVALENTS - BEGINNING	19,643	26,464

CASH AND CASH EQUIVALENTS - ENDING	$46,135	$19,643

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,353	$6,462

Income taxes paid	$1,600	$1,985

Other real estate acquired in settlement of loans	$319	$3,069

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

Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Unrealized gains and losses are reported as increases or decreases in other comprehensive income. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Note 1 - Summary of Significant Accounting Policies (Continued)

Other than temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2011 and 2010.

Restricted Investments in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Central Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases. During 2011 and 2010, the FHLB conducted a limited excess capital stock repurchase based upon positive quarterly net income. Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases. In February 2012, the FHLB announced that dividend payments would resume in 2012.

Management evaluates the FHLB and ACBB restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the issuer as compared to the capital stock amount for the issuer and the length of time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2011.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield using the effective interest method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective interest method. Delinquency fees are recognized in income when chargeable, assuming collectability is reasonably assured.

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial real estate, commercial construction and commercial. Consumer loans consist of the following classes: residential real estate and other consumer loans.

Note 1 - Summary of Significant Accounting Policies (Continued)

The Company makes commercial loans for real estate development and other business purposes required by the customer base. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversion of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayment of these loans are dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan to value of not greater than 80% and vary in terms.

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages and home equity loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages may have amortizations up to thirty (30) years and home equity loans may have maturities up to 25 years. Other consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are unsecured.

For all classes of loans receivable, the accrual of interest may be discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. Interest received on nonaccrual loans, including impaired loans, generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded loan commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the financial statement date indicates the loan, or a portion thereof, is uncollectible.

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

Management maintains the allowance for loan losses at a level it believes adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet dates. The allowance for loan losses account consists of specific and general reserves. The specific component consists of the specific reserve for impaired loans individually evaluated under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables,” and the general component is utilized for loss contingencies on those loans collectively evaluated under FASB ASC 450, “Contingencies.”

Note 1 - Summary of Significant Accounting Policies (Continued)

For the specific portion of the allowance for loan losses, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by management in determining impairment include payment status, ability to pay and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans considered impaired under FASB ASC 310 are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent, is less than the recorded investment in the loan, including accrued interest and net deferred loan fees or costs, the Company will recognize the impairment by adjusting the allowance for loan losses account through charges to earnings as a provision for loan losses.

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

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

The general portion of the allowance for loan losses covers pools of loans by major loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and other consumer loans. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using the loss migration method plus a qualitative factor, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans evaluated and measured for impairment under FASB ASC 450. The historical loss factor for each pool is an average of the Company’s historical net charge-off ratio for the most recent rolling twenty quarters. In addition to these historical loss factors, management also uses a qualitative factor that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Note 1 - Summary of Significant Accounting Policies (Continued)

The unallocated component of the general allowance is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payment, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weakness may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness and borrowers are highly leveraged. They include loans that are inadequately protected by the current sound net worth and the paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded values of the properties prior to their disposal and costs to maintain the assets are included in other expenses. No allowance has been established subsequent to the acquisition of other real estate owned during 2011. Any gain or loss realized upon disposal of other real estate owned is included in noninterest income or noninterest expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives of the related assets: furniture, fixtures and equipment for five to ten years, leasehold improvements for ten to fifteen years, computer equipment and data processing software for three to five years, and automobiles for five years.

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

Income Taxes

Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carry forwards and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note 1 - Summary of Significant Accounting Policies (Continued)

Earnings per Share

Basic earnings per share represents net income divided by the weighted-average common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010
	(Dollars In Thousands, Except Per Share Data)

Net income	$5,144	$4,662

Weighted average shares outstanding	7,164,565	7,005,406
Dilutive effect of potential common shares, stock options	41,288	220,704
Diluted weighted average common shares outstanding	7,205,853	7,226,109
Basic earnings per share	$0.72	$0.67
Diluted earnings per share	$0.71	$0.65

Stock options of 72,139 and 72,739 were not considered in computing diluted earnings per common share for the years ended December 31, 2011 and 2010, respectively, because they are not dilutive to earnings.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2011 and 2010 were $97 thousand and $89 thousand, respectively.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

The components of the change in other comprehensive income are as follows for the years ended December 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Unrealized holding gain (loss) on available for sale securities	$3,656	$(988)
Less: reclassification adjustment for realized gains (losses)	487	661
	3,169	(1,649)
Tax effect	(1,077)	561
Net unrealized gain (loss)	$2,092	$(1,088)

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, Compensation-Stock Compensation. ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award based on the fair value of the award.

Subsequent Events

The Company follows ASC Topic 855 Subsequent Events. This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2011 through the date these financial statements were available for issuance for items that should potentially be recognized or disclosed in these financial statements.

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards

ASU 2011-04 (Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs)
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not anticipate the adoption of this update will impact its financial condition or results of operations.

ASU 2011-05 (Comprehensive Income: Presentation of Comprehensive Income)
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

ASU 2011-10 (Derecognition of in Substance Real Estate – a Scope Clarification)
In December, 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets, then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013. Early adoption is permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies (Continued)

ASU 2011-11 (Disclosures about Offsetting Assets and Liabilities)
In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

ASU 2011-12 (Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05)
In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation. These reclassifications had no effect on 2010 net income.

Note 2 - Securities Available for Sale

The amortized cost and approximate fair values of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
December 31, 2011:
U.S. Government agency obligations	$33,399	$297	$(7)	$33,689
Municipal bonds	37,415	2,633	-	40,048
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	13,164	677	-	13,841
Corporate bonds	4,514	91	(73)	4,532
Total	$88,492	$3,698	$(80)	$92,110

December 31, 2010:
U.S. Government agency obligations	$32,669	$120	$(167)	$32,622
Municipal bonds	37,012	102	(568)	36,546
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	15,961	815	(27)	16,749
Corporate bonds	3,780	174	-	3,954
Total	$89,422	$1,211	$(762)	$89,871

The amortized cost and fair value of securities as of December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$11,315	$11,376
Due after one year through five years	28,732	29,075
Due after five years through ten years	9,080	9,749
Due after ten years	26,202	28,069
	75,329	78,269

U.S. GSE - Mortgage-backed securities - residential	13,163	13,841
	$88,492	$92,110

Gross gains of $487 thousand were realized on sales of securities for the year ended December 31, 2011. There were no gross losses in 2011 on the sale of securities. Gross gains of $662 thousand and gross losses of $1 thousand were realized on sales of securities for the year ended December 31, 2010.

Note 2 - Securities Available for Sale (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2011:

U.S. Government agency obligations	$2,007	$(7)	$-	$-	$2,007	$(7)
Corporate Bonds	1,922	(73)			1,922	(73)
Total Temporarily Impaired Securities	$3,929	$(80)	$-	$-	$3,929	$(80)

December 31, 2010:

Municipal bonds	$27,880	$(568)	$-	$-	$27,880	$(568)
U.S. GSE - Mortgage-backed securities - residential	1,584	(27)	-	-	1,584	(27)
U.S. Government agency obligations	27,455	(167)	-	-	27,455	(167)
Total Temporarily Impaired Securities	$56,919	$(762)	$-	$-	$56,919	$(762)

The Company had four (4) securities in an unrealized loss position at the end of December 31, 2011. Unrealized losses detailed above by type, are due only to interest rate fluctuations. No securities are deemed to be other than temporarily impaired. None of the individual unrealized losses are significant.

Securities with carrying values of approximately $47.7 million and $58.2 million at December 31, 2011 and 2010, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

Note 3 - Loans Receivable

The composition of loans receivable at December 31, 2011 and 2010 is as follows:

	2011	2010
	(In Thousands)

Commercial real estate	$171,792	$166,780
Commercial construction	13,414	15,701
Commercial	26,879	27,591
Residential real estate	210,361	176,141
Consumer	1,140	2,048

Total Loans	423,586	388,261

Unearned net loan origination (fees) costs	(245)	(96)
Allowance for Loan Losses	(4,215)	(3,709)

	$419,126	$384,456

Note 4 - Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Allowance for loan losses:	(In Thousands)

Balance, beginning	$3,709	$3,598
Provision for loan losses	734	1,318
Loans charged off	(250)	(1,244)
Recoveries	22	37
Balance at end of year	$4,215	$3,709

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness identified), substandard (well-defined weakness), and doubtful (unlikely to be paid in full) within the Company's internal risk rating system as of December 31, 2011 and December 31, 2010, respectively:

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial real estate	$163,828	$865	$7,099	$-	$171,792
Commercial construction	9,090	-	4,324	-	13,414
Commercial	26,612	194	73	-	26,879
Residential real estate	209,810	282	269	-	210,361
Consumer	1,140	-	-	-	1,140
Total	$410,480	$1,341	$11,765	$-	$423,586

December 31, 2010

Commercial real estate	$159,513	$601	$6,407	$259	$166,780
Commercial construction	15,576	125	-	-	15,701
Commercial	27,023	229	339	-	27,591
Residential real estate	175,635	125	-	381	176,141
Consumer	2,048	-	-	-	2,048
Total	$379,795	$1,080	$6,746	$640	$388,261

Note 4 - Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2011 and December 31, 2010, respectively:

December 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In Thousands)
Commercial real estate	$7,814	$7,863		$5,787	$492
Commercial construction	3,974	3,974		3,360	156
Commercial	362	362		363	15
Residential real estate	552	552		498	24
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$670	$670	$107	$463	$42
Commercial construction	-	-	-	-	-
Commercial	55	55	19	61	4
Residential real estate	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$8,484	$8,533	$107	$6,250	$534
Commercial construction	3,974	3,974	-	3,360	156
Commercial	417	416	19	424	19
Residential real estate	552	552	-	498	24
Consumer	-	-	-	-	-
	$13,427	$13,475	$126	$10,532	$733

December 31, 2010:

With no related allowance recorded:
Commercial real estate	$7,108	$7,108		$5,825	$84
Commercial construction	125	125		31	-
Commercial	568	568		479	4
Residential real estate	506	506		369	4
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$159	$159	$15	$40	$4
Commercial construction	-	-	-	-	-
Commercial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,267	$7,267	$15	$5,865	$88
Commercial construction	125	125	-	31	-
Commercial	568	568	-	479	4
Residential real estate	506	506	-	369	4
Consumer	-	-	-	-	-
	$8,466	$8,466	$15	$6,744	$96

Note 4 - Allowance for Loan Losses (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2011 and December 31, 2010, respectively:

	December 31,
	2011	2010
	(In Thousands)
Commercial real estate	$1,869	$1,140
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	381
Consumer	-	-
Total	$1,869	$1,521

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 and December 31, 2010, respectively:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Commercial real estate	$300	$1,222	$2,074	$3,596	$168,196	$171,792	$205
Commercial construction	-	1,412	-	1,412	12,002	13,414	-
Commercial	-	-	61	61	26,818	26,879	61
Residential real estate	-	269	-	269	210,092	210,361	-
Consumer	22	-	-	22	1,118	1,140	-
Total	$322	$2,903	$2,135	$5,360	$418,226	$423,586	$266

December 31, 2010

Commercial real estate	$2,272	$579	$2,604	$5,455	$161,325	$166,780	$1,464
Commercial construction	-	-	-	-	15,701	15,701	-
Commercial	-	20	-	20	27,571	27,591	-
Residential real estate	-	104	381	485	175,656	176,141	-
Consumer	-	-	-	-	2,048	2,048	-
Total	$2,272	$703	$2,985	$5,960	$382,301	$388,261	$1,464

Note 4 - Allowance for Loan Losses (Continued)

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable at December 31, 2011, and the activity in the allowance for loan losses for the year ended December 31, 2011:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance - December 31, 2010	$1,014	$443	$325	$1,309	$35	$583	3,709
Charge-offs	(137)	-	(50)	(63)	-	-	(250)
Recoveries	2	-	4	4	12	-	22
Provisions	385	(91)	144	441	(7)	(138)	734
Ending balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215

Ending balance: individually evaluated for impairment	$107	$-	$19	$-	$-	$-	$126
Ending balance: collectively evaluted for impairment	$1,157	$352	$404	$1,691	$40	$445	$4,089

Loans receivables:
Ending balance	$171,792	$13,414	$26,879	$210,361	$1,140		$423,586
Ending balance: individually evaluted for impairment	$8,484	$3,974	$417	$552	$-		$13,427
Ending balance: collectively evaluated for impairment	$163,308	$9,440	$26,462	$209,809	$1,140		$410,159

December 31, 2010
Allowance for credit losses:
Ending Balance	$1,014	$443	$325	$1,309	$35	$583	$3,709
Ending balance: individually evaluated for impairment	$15	$-	$-	$-	$-	$-	$15
Ending balance: collectively evaluted for impairment	$999	$443	$325	$1,309	$35	$583	$3,694

Loans receivables:
Ending Balance	$166,780	$15,701	$27,591	$176,141	$2,048		$388,261
Ending balance: individually evaluted for impairment	$7,267	$125	$568	$506	$-		$8,466
Ending balance: collectively evaluated for impairment	$159,513	$15,576	$27,023	$175,685	$2,048		$379,845

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

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as TDRs. The Company did not identify any additional TDR receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

Note 4 - Allowance for Loan Losses (Continued)

The following table presents TDRs outstanding as of December 31, 2011:

	Accrual Loans	Non-Accrual Loans	Total Modifications
	(In Thousands)
Commercial real estate	$4,086	$521	$4,607
Commercial construction	2,808	-	2,808
Commercial	209	-	209
Residential real estate	161	-	161
Consumer	-	-	-
	$7,264	$521	$7,785

  As of December 31, 2011, no available commitments were outstanding on TDRs.

The following tables present newly restructured loans that occurred during the year ended December 31, 2011, respectively:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance
	(Dollars in Thousands)
Commercial real estate	2	$1,920	$1,920
Commercial construction	4	2,808	2,808
Commercial	-	-	-
Residential real estate	2	161	161
Consumer	-	-	-

	8	$4,889	$4,889

Of the TDR’s described above, two loans to one relationship required an impairment reserve of $19 thousand recorded in the allowance for loan losses for the three months and the year ended December 31, 2011.

Note 4 - Allowance for Loan Losses (Continued)

The following tables represent financing receivables modified as TDRs with payment defaults, with the payment default occurring within 12 months of the restructure date, and the payment defaults occurring during the year ended December 31, 2011:

December 31, 2011
	Number of Loans	Recorded Investment

Commercial real estate	4	$1,309
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
	4	$1,309

Note 5 - Bank Premises and Equipment

The components of premises and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)
Furniture, fixtures and equipment	$2,120	$2,086
Leasehold improvements	1,837	1,836
Computer equipment and data processing software	1,082	978
Automobiles	166	124
Construction in progress	153	13

	5,358	5,037
Accumulated depreciation	(3,263)	(2,639)

	$2,095	$2,398

Note 6 - Deposits

The components of deposits at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(In Thousands)
Demand, non-interest bearing	$38,386	$32,431
Demand, NOW and money market, interest bearing	40,128	38,167
Savings	327,048	242,529
Time, $100 and over	32,784	41,633
Time, other	43,429	60,507

Total deposits	$481,775	$415,267

At December 31, 2011, the scheduled maturities of time deposits are as follows (in thousands):

2012	$50,908
2013	8,028
2014	8,173
2015	3,510
2016	5,594

$76,213

Note 7 - Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within a few days from the transaction date and are reflected at the amount of cash received in connection with the transaction. The securities are retained under the Company’s control at its safekeeping agent. The Company adjusts collateral based on the fair value of the underlying securities, on a monthly basis. Information concerning securities sold under agreements to repurchase for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
	(Dollars In Thousands)

Balance outstanding at December 31	$33,953	$46,433
Weighted average interest rate at the end of the year	0.25%	0.40%
Average daily balance during the year	$38,100	$40,161
Weighted average interest rate during the year	0.46%	0.97%
Maximum month-end balance during the year	$51,043	$49,182

Note 8 – Long-term Borrowings

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $193.8 million, of which $7.9 million was outstanding at December 31, 2011, all of which is long term. This borrowing capacity with the FHLB includes a line of credit of $25.0 million. The Bank also has a $6.0 million line of credit with Atlantic Central Bankers Bank, of which none was outstanding at December 31, 2011. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured. The Company has two lines of credit with Univest Bank and Trust Co., totaling $10.0 million, of which $5.2 million was outstanding at December 31, 2011. These lines of credit are secured by 833,333 shares of Bank stock, subordinate to all senior indebtedness of the Company. Under the terms of the loan agreement, the Bank is required to remain well capitalized and maintain a debt service coverage ratio of 1:1. At year-end, the Company was in compliance with its loan covenants.

The components of long-term borrowings with the FHLB at December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
June 2013	3.86%	4,834	3.86%	4,834
August 2013	3.98%	3,052	3.98%	3,052
		$7,886		$7,886

The components of long-term borrowings with Univest at December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
November 2015	7.50%	$5,200	7.50%	$5,700

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

On October 21, 2011, the Company executed a Second Lease Expansion Addendum with Red Bird Associates, LLC for the additional space on the second floor of the Gateway Drive facility.

Note 9 - Lease Commitments (Continued)

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows (in thousands):

	Related Parties	Third Parties	Total
2012	$180	$732	$912
2013	45	746	791
2014	45	707	752
2015	45	684	729
2016	30	699	729
Thereafter	-	2,157	2,157

	$345	$5,725	$6,070

Total rent expense was $1.1 million for the years ended December 31, 2011 and 2010. Rent expense to related parties was $306 thousand for the years ended December 31, 2011 and 2010.

Note 10 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Executive Vice President of Commercial Lending.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provide for payments upon retirement, death or disability. As of December 31, 2011 and 2010, other liabilities include $1,216,000 and $847,000, respectively, accrued under these plans. For the years ended December 31, 2011 and 2010, $369,000 and $261,000, respectively, were expensed under these plans.

Note 11 - Stock Option and Stock Incentive Plans

Stock Option Plan:

In connection with the reorganization of the Bank into a holding company structure, the Company assumed the Bank’s 2001 Stock Option Plan which was renamed the Embassy Bancorp, Inc. Option Plan (the “Plan”). The plan expired on May 10, 2011, and no new options may be granted under this plan. The Plan authorized the Board of Directors to grant options to officers, other employees and directors of the Company. The options granted under the Plan to directors were non-qualified options. The options granted under the Plan to officers and other employees were generally intended to be “incentive stock options,” and are subject to the limitations under Section 422 of the Internal Revenue Code. Shares issued upon exercise of options under the Plan may be funded from authorized but unissued shares of the Company or shares purchased in the open market.

All options granted under the Plan were subject to vesting requirements of not less than three years and the term shall not exceed ten years. The exercise price of the options granted was intended to reflect the fair market value of a share of common stock at the time of the grant.

Note 11 - Stock Option and Stock Incentive Plans (Continued)

Transactions under this plan are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2009	859,153	$3.82
Granted	-	-
Exercised	(592,920)	2.85
Forfeited	(26,260)	3.09

Outstanding, December 31, 2010	239,973	$6.30
Granted	-	-
Exercised	(34,119)	3.35
Forfeited	(13,463)	4.32

Outstanding, December 31, 2011	192,391	$6.96

Exercisable, December 31, 2011	192,391	$6.96

Stock options outstanding at December 31, 2011 are exercisable at prices ranging from $2.84 to $10.00 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2011 is 1.99 years. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2010 is 2.55 years. At December 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $224 thousand. The intrinsic value was determined by using the latest known sales price of the Company’s common stock. For the years ending December 31, 2011 and 2010, the aggregate intrinsic value of options exercised was $113 thousand and $3.1 million, respectively.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2011:
Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$3.00 to $4.00	3.91	60,835	0.80	60,835
$6.00 to $7.00	6.40	59,417	2.00	59,417
$9.00 to $10.00	10.00	72,139	3.00	72,139

		192,391	1.99	192,391

Note 11 - Stock Option and Stock Incentive Plans (Continued)

Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”). The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The Board of Directors believes that the SIP will encourage the designated participants to contribute materially to the growth of the Company. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted.

As of December 31, 2011, the aggregate number of shares available for issuance under the SIP is 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. There were no awards granted under the SIP for the years ended December 31, 2011 and 2010. In February 2012, the Company granted 7,992 shares of restricted stock to certain members of its Board of Directors as compensation for their service in 2011 in accordance with the Company's Non-employee Directors Compensation program adopted in October of 2010. In February 2012, the Company also granted options to purchase 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements.

Note 12 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)

Current	$2,537	$2,200
Deferred	(453)	(266)

	$2,084	$1,934

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statement of income for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(In Thousands)

Federal income tax at statutory rate	$2,458	$2,243
Tax free interest	(396)	(302)
Other	22	(7)

	$2,084	$1,203

Note 12 - Federal Income Taxes (Continued)

The Company adopted guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes as of January 1, 2007. The Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of January 1, 2010, December 31, 2010 and December 31, 2011, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company is subject to U.S. federal income tax. Neither the Company nor the Bank is subject to examination by U.S. Federal taxing authorities for years before 2008.

The components of the net deferred tax asset at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,329	$1,141
Contributions carryforward	-	214
Other	442	336

Total Deferred Tax Assets	1,771	1,691

Deferred tax liabilities:
Premises and equipment	187	169
Prepaid assets	145	147
Stock options	-	422
Deferred loan costs	217	184
Unrealized gain on securities available for sale	1,230	153

Total Deferred Tax Liabilities	$1,779	$1,075

Net Deferred Tax (Liability) Asset	$(8)	$616

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Note 13 - Transactions with Executive Officers, Directors and Principal Stockholders

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

Related parties were indebted to the Company for loans totaling $2.2 million and $2.4 million at December 31, 2011 and 2010, respectively. During 2011, loans totaling $1.8 million were disbursed and loan repayments totaled $2.0 million.

Fees paid to related parties for legal services for the years ended December 31, 2011 and 2010 were approximately $31 thousand and $70 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as described in Note 9.

Note 14 - Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2011	2010
	(In Thousands)

Commitments to grant loans, fixed	$887	$492
Commitments to grant loans, variable	11,319	700
Unfunded commitments under lines of credit, fixed	4,548	6,430
Unfunded commitments under lines of credit, variable	57,174	48,687
Standby letters of credit	4,422	4,226

	$78,350	$60,535

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

Note 14 - Financial Instruments with Off-Balance Sheet Risk (Continued)

Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2011 and 2010 was $4.4 million and $4.2 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.3 million and $3.9 million, respectively. The current amount of the liability as of December 31, 2011 and 2010 for guarantees under standby letters of credit issued is not considered material.

Note 15 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2011, the Company had a $1.4 million minimum reserve balance, which $1.3 million was covered by vault cash and $66 thousand was held in a specific reserve.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Note 15 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 are presented below:

								To be Well Capitalized under
								Prompt Corrective Action
	Actual		For Capital Adequacy Purposes					Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio
	(Dollar Amounts in Thousands)

December 31, 2011:
Total capital (to risk-weighted assets)	$50,863	13.8%	$	≥	29,412	≥	8.0%	$	≥	36,765	≥	10.0%
Tier 1 capital (to risk-weighted assets)	46,648	12.7		≥	14,706	≥	4.0		≥	22,059	≥	6.0
Tier 1 capital (to average assets)	46,648	8.3		≥	22,579	≥	4.0		≥	28,223	≥	5.0

December 31, 2010:
Total capital (to risk-weighted assets)	$45,421	13.0%	$	≥	28,047	≥	8.0%	$	≥	35,059	≥	10.0%
Tier 1 capital (to risk-weighted assets)	41,712	11.9		≥	14,024	≥	4.0		≥	21,036	≥	6.0
Tier 1 capital (to average assets)	41,712	8.1		≥	20,502	≥	4.0		≥	25,628	≥	5.0

The Company’s actual capital amounts and ratios at December 31, 2011 and 2010 are presented below:

			For Capital Adequacy
	Actual		Purposes
	Amount	Ratio	Amount			Ratio
	(Dollar Amounts in Thousands)
December 31, 2011:
Total capital (to risk-weighted assets)	$46,160	12.6%	$	≥	29,413	≥	8.0%
Tier 1 capital (to risk-weighted assets)	41,945	11.4		≥	14,706	≥	4.0
Tier 1 capital (to average assets)	41,945	7.4		≥	22,764	≥	4.0

December 31, 2010:
Total capital (to risk-weighted assets)	$40,142	11.2%	$	≥	28,047	≥	8.0%
Tier 1 capital (to risk-weighted assets)	36,433	10.1		≥	14,024	≥	4.0
Tier 1 capital (to average assets)	36,433	7.1		≥	20,502	≥	4.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

Note 16 - Fair Value of Financial Instruments

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

Note 16 - Fair Value of Financial Instruments (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
December 31, 2011	(In Thousands)
US Treasury and agency obligations	$-	$33,689	$-	$33,689
Municipal bonds	-	40,048	-	40,048
U.S. GSE - Mortgage-backed securities - residential	-	13,841	-	13,841
Corporate bonds	-	4,532	-	4,532

Securities available for sale	$-	$92,110	$-	$92,110
December 31, 2010
US Treasury and agency obligations	$-	$32,622	$-	$32,622
Municipal bonds	-	36,546	-	36,546
U.S. GSE - Mortgage-backed securities - residential	-	16,749	-	16,749
Corporate bonds	-	3,954	-	3,954

Securities available for sale	$-	$89,871	$-	$89,871

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

	(Level 1)Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

December 31, 2011 Impaired loans	$-	$-	$599	$599
December 31, 2011 Other real estate owned	$-	$-	$3,388	$3,388
December 31, 2010 Impaired loans	$-	$-	$144	$144
December 31, 2010 Other real estate owned	$-	$-	$3,069	$3,069

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Note 16 - Fair Value of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and 2010:

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

Securities Available for Sale (Carried at Fair Value)

The fair value of securities available for sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under existing accounting guidance, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Note 16 - Fair Value of Financial Instruments (Continued)

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities Sold Under Agreements to Repurchase (Carried at Cost)

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

Note 16 - Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$46,135	$46,135	$19,643	$19,643
Interest bearing time deposits	7,698	7,720	8,326	8,434
Securities available-for-sale	92,110	92,110	89,871	89,871
Loans receivable, net of allowance	419,126	427,861	384,456	388,794
Restricted investments in bank stock	1,641	1,641	2,006	2,006
Accrued interest receivable	1,568	1,568	1,503	1,503

Financial liabilities:
Deposits	481,775	482,344	415,267	416,508
Securities sold under agreements to repurchase and federal funds purchased	33,953	33,955	46,433	46,435
Long-term borrowings	13,086	13,422	13,586	14,006
Accrued interest payable	582	582	941	941

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

Note 17 – Parent Company Only Financial

 Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEET

	As of December 31,
	2011	2010
	(In Thousands)
ASSETS

Cash	$607	$399
Other assets	11	22
Investment in subsidiary	49,036	42,008
Total Assets	$49,654	$42,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$5,200	$5,700
Other liabilities	121	-
Stockholders’ equity	44,333	36,729
Total Liabilities and Stockholders’ Equity	$49,654	$42,429

STATEMENT OF INCOME

	Years Ending December 31,
	2011	2010
	(In Thousands)

Interest income on interest bearing deposits	$-	$2
Interest expense on borrowings	(425)	(432)
Other expenses	(242)	(102)
Equity in net income of banking subsidiary	5,592	5,017
Income before income taxes	4,925	4,485
Income tax benefit	219	177
Net income	$5,144	$4,662

Note 17 – Parent Company Only Financial (Continued)

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2011	2010
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$5,144	$4,662
Adjustments to reconcile net income to net cash used in operating activities:
Net change in other assets and liabilities	131	(11)
Equity in net income of banking subsidiary	(5,592)	(5,017)
Net Cash Used in Operating Activities	(317)	(366)

Cash Flows from Investing Activities:
Dividend from banking subsidiary	1,259	770
Net Cash Provided by (Used in) Investing Activities	1,259	770

Cash Flows from Financing Activities:
Repayment of long-term borrowings	(500)	-
Proceeds from long-term borrowings	-	50
Stock tendered for options	(19)	(381)
Dividends Paid	(215)	(141)
Net Cash Used in Financing Activities	(734)	(472)
Net Increase (Decrease) in Cash	208	(68)

Cash – Beginning	399	467

Cash - Ending	$607	$399

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2011, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2012 annual meeting of shareholders.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2012 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2012 annual meeting of shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2012 annual meeting of shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following fees were incurred by the Company for 2011 and 2010:
	2011	2010
Audit fees (1)	$70,933	$67,914
Audit -related fees(2)	1,000	1,500
Tax fees(3)	12,454	8,139
All other fees (4)	-	24,000

	$84,387	$101,553

(1) Includes professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in Forms 10-Q and 10-K, or services normally provided in connection with statutory and regulatory filing and engagements, including out-of-pocket expenses.
(2) Includes assurance and related services reasonably related to the performance of the audit or review of financial statements.

(3) Tax fees include the following: preparation of state and federal tax returns and consultation on various other tax matters.
(4) Other fees include assistance in implementing XBRL reporting.

These fees were approved in accordance with the Company’s Audit Committee’s policy.

Additional information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Fees Paid to Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2012 annual meeting of shareholders.

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
10.13
Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on October 26, 2011).

10.14	Employment Agreement – D. Lobach, dated January 1, 2006 (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 31, 2009).
10.15
Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed on November 23, 2010).

10.16	Employment Agreement – J. Hunsicker, dated January 1, 2006 (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 31, 2009).
10.17
Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed on November 23, 2010).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

10.18	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 31, 2009).
10.19
Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 8-K filed on November 23, 2010).

10.20
Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on November 23, 2010).

10.21
Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on November 23, 2011).

10.22
Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 23, 2010).

10.23
Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 23, 2011).

10.24
Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on November 23, 2010).

10.25
Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 21, 2011 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on November 23, 2011).

10.26
Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 23, 2010).

10.27
Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 21, 2011 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 23, 2011).

10.28
Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on December 24, 2009).

10.29
Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on December 24, 2009).

10.30
Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K filed on December 24, 2009).

10.31
Loan Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on December 24, 2009).

10.32
Subordinated Term Loan Note, dated as of November 11, 2008, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K filed on December 24, 2009).

10.33
Stock Pledge Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K filed on December 24, 2009).

10.34
First Allonge to Subordinated Term Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 8-K filed on December 24, 2009).

11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of ParenteBeard LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	The following Exhibits are being furnished* as part of this report:

No.	Description
101. INS	XBRL Instance Document.*
101. SCH	XBRL Taxonomy Extension Schema Document.*
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

EMBASSY BANCORP, INC.

	By	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Dated: March 30, 2012		Chairman, President and Chief Executive Officer

Dated: March 30, 2012	By	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 30, 2012	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 30, 2012	/s/ John B. Brew, Jr.
John B. Brew, Jr., Director

Dated: March 30, 2012	/s/ Robert P. Daday
Robert P. Daday, Director

Dated: March 30, 2012	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 30, 2012	/s/ Elmer D. Gates
Elmer D. Gates, Lead Director

Dated: March 30, 2012	/s/ M. Bernadette Holland
M. Bernadette Holland, Director

Dated: March 30, 2012	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 30, 2012	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 30, 2012	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 30, 2012	/s/ John T. Yurconic
John T. Yurconic, Director