Form 10-Q
period 2012-03-31
Embassy Bancorp, Inc.
filed 2012-05-15
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 10, 2012	($1.00 Par Value)	7,179,892
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2012	2011
	(In Thousands, Except Share and Per Share Data)

Cash and due from banks	$12,342	$12,039
Interest bearing demand deposits with banks	54,296	33,605
Federal funds sold	275	491

Cash and Cash Equivalents	66,913	46,135

Interest bearing time deposits	7,707	7,698
Securities available for sale	99,481	92,110
Restricted investment in bank stock	1,561	1,641
Loans receivable, net of allowance for loan losses of $4,346 in 2012; $4,215 in 2011	431,901	419,126
Premises and equipment, net of accumulated depreciation	2,252	2,095
Accrued interest receivable	1,755	1,568
Other real estate owned	2,969	3,388
Other assets	2,304	1,719

Total Assets	$616,843	$575,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$39,283	$38,386
Interest bearing	486,611	443,389

Total Deposits	525,894	481,775

Securities sold under agreements to repurchase	28,986	33,953
Long-term borrowings	12,986	13,086
Accrued interest payable	448	582
Other liabilities	2,900	1,751

Total Liabilities	571,214	531,147

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares; 2012 issued 7,180,245 shares; outstanding 7,179,892 shares; 2011 issued 7,171,551 shares; outstanding 7,171,198 shares;	7,180	7,171
Surplus	22,927	22,872
Retained earnings	13,075	11,905
Accumulated other comprehensive income	2,450	2,388
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	45,629	44,333

Total Liabilities and Stockholders' Equity	$616,843	$575,480

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,307	$5,066
Securities, taxable	328	471
Securities, non-taxable	313	245
Federal funds sold, and other	28	6
Interest on time deposits	27	31
Total Interest Income	6,003	5,819

INTEREST EXPENSE

Deposits	1,003	1,013
Securities sold under agreements to repurchase and federal funds purchased	26	59
Long-term borrowings	178	184
Total Interest Expense	1,207	1,256

Net Interest Income	4,796	4,563

PROVISION FOR LOAN LOSSES	130	165

Net Interest Income after Provision for Loan Losses	4,666	4,398

OTHER INCOME

Credit card processing fees	286	228
Other service fees	105	94
Loss on sale of other real estate owned	(8)	-
Impairment on other real estate owned	(100)	-
Total Other Income	283	322

OTHER EXPENSES

Salaries and employee benefits	1,488	1,390
Occupancy and equipment	602	554
Data processing	267	215
Credit card processing	249	217
Advertising and promotion	188	192
Professional fees	107	80
FDIC insurance	87	172
Insurance	12	13
Loan department	49	45
Charitable contributions	142	119
Other real estate owned	26	42
Other	135	131
Total Other Expenses	3,352	3,170

Income before Income Taxes	1,597	1,550

INCOME TAX EXPENSE	427	436

Net Income	$1,170	$1,114

BASIC EARNINGS PER SHARE	$0.16	$0.16

DILUTED EARNINGS PER SHARE	$0.16	$0.15

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2012		2011
	(In Thousands)

Net Income		$1,170		$1,114
Other comprehensive income:
Unrealized holding gains on securities available for sale	94		755
Less: reclassification adjustment for realized gains (losses)	-		-
	94		755
Income tax effect	(32)		(257)
Net unrealized gains	62		498

Other comprehensive income:		62		498

Comprehensive Income		$1,232		$1,612

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2012 and 2011

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2010	7,157	22,303	6,976	296	(3)	36,729

Net income			1,114			1,114
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and income tax effects				498		498

BALANCE - MARCH 31, 2011	$7,157	$22,303	$8,090	$794	$(3)	$38,341

BALANCE - DECEMBER 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

Net income	-	-	1,170	-	-	1,170
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and income tax effects	-	-	-	62	-	62

						-
Exercise of stock options, 702 shares	1	2	-	-	-	3
Compensation expense recognized on stock options	-	5	-	-	-	5
Common stock grants to directors, 7,992 shares	8	48	-	-	-	56

BALANCE - MARCH 31, 2012	$7,180	$22,927	$13,075	$2,450	$(3)	$45,629

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,170	$1,114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	130	165
Accretion of deferred loan costs	(7)	(26)
Depreciation and amortization	164	155
Net amortization of securities premiums and discounts	95	86
Loss on sale of other real estate owned	8	-
Stock compensation expense	5	-
Impairment on other real estate owned	100	-
Increase in accrued interest receivable	(187)	(148)
Increase in other assets	(585)	(152)
Decrease in accrued interest payable	(134)	(284)
Increase in other liabilities	1,173	717

Net Cash Provided by Operating Activities	1,932	1,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(8,570)	(2,880)
Maturities, calls and principal repayments of securities available for sale	1,198	4,805
Net increase in loans	(12,898)	7,889
Redemption of restricted investment in bank stock	80	99
Net (purchases) maturities of interest bearing time deposits	(9)	737
Proceeds from sale of other real estate owned	311	-
Purchases of premises and equipment	(321)	(81)

Net Cash Provided by (Used in) Investing Activities	(20,209)	10,569

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	44,119	11,104
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(4,967)	(7,684)
Payment of long-term borrowed funds	(100)	-
Proceeds from the exercise of stock options	3	-

Net Cash Provided by Financing Activities	39,055	3,420

Net Increase in Cash and Cash Equivalents	20,778	15,616

CASH AND CASH EQUIVALENTS - BEGINNING	46,135	19,643

CASH AND CASH EQUIVALENTS - ENDING	$66,913	$35,259

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,341	$1,540

Income taxes paid	$750	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2012 through the date these consolidated financial statements were issued.

Certain amounts in the 2011 financial statements have been reclassified to conform to 2012 presentation. These reclassifications had no effect on 2011 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2011.

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

Note 4 – Stock Incentive Plan

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

The aggregate number of shares available for issuance under the SIP is 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.  In February 2012, the Company granted 7,992 shares of restricted stock to certain members of its Board of Directors as compensation for their service in 2011 in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2011.  In February 2012, the Company also granted stock options to purchase 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $5,000 for the three months ended March 31, 2012.  At March 31, 2012, approximately $130 thousand unrecognized cost related to these stock options will be recognized over the next 2.9 years.

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

	Three Months Ended March 31,
	2012	2011
	(Dollars In Thousands, except per share data)

Net income	$1,170	$1,114

Weighted average shares outstanding	7,176	7,157
Dilutive effect of potential common shares, stock options	28	33

Diluted weighted average common shares outstanding	7,204	7,190
Basic earnings per share	$0.16	$0.16
Diluted earnings per share	$0.16	$0.15

Stock options of 122,200 and 132,906 were not considered in computing diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively, because they are not dilutive to earnings.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.4 million of standby letters of credit outstanding as of March 31, 2012. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.3 million. Management does not consider the current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued to be material.

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for proceeds of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2012, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $201.5 million, of which $7.9 million were outstanding in long-term loans.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Long-term loans with FHLB of $7.9 million were outstanding at December 31, 2011. There were no short-term advances outstanding at March 31, 2012 and December 31, 2011. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at March 31, 2012 and December 31, 2011. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of March 31, 2012 and December 31, 2011, the outstanding balance was $5.1 million and $5.2 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Securities Available For Sale

At March 31, 2012 and December 31, 2011, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
March 31, 2012
U.S Government agency obligations	$33,326	$290	$-	$33,616
Municipal bonds	45,971	2,862	(107)	48,726
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	11,960	668	-	12,628
Corporate bonds	4,512	73	(74)	4,511
Total	$95,769	$3,893	$(181)	$99,481

December 31, 2011:
U.S Government agency obligations	$33,399	$297	$(7)	$33,689
Municipal bonds	37,415	2,633	-	40,048
U.S. Government Sponsored Enterprise (GSE)
Mortgage-backed securities - residential	13,164	677	-	13,841
Corporate bonds	4,514	91	(73)	4,532
Total	$88,492	$3,698	$(80)	$92,110

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Securities Available For Sale (Continued)

The amortized cost and fair value of securities as of March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$15,334	$15,383
Due after one year through five years	25,136	25,494
Due after five years through ten years	15,534	16,205
Due after ten years	27,805	29,771
	83,809	86,853
U.S. GSE - Mortgage-backed securities - residential	11,960	12,628
	$95,769	$99,481

There were no sales of securities for the three months ended March 31, 2012 and 2011.

Securities with a carrying value of $41.5 and $47.7 million at March 31, 2012 and December 31, 2011, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

March 31, 2012
Municipal bonds	$5,710	$(107)	$-	$-	$5,710	$(107)
Corporate Bonds	1,922	(74)	-	-	1,922	(74)
Total Temporarily Impaired Securities	$7,632	$(181)	$-	$-	$7,632	$(181)

December 31, 2011:
U.S. Government agency obligations	$2,007	$(7)	$-	$-	$2,007	$(7)
Corporate Bonds	1,922	(73)	-	-	1,922	(73)
Total Temporarily Impaired Securities	$3,929	$(80)	$-	$-	$3,929	$(80)

The Company had ten (10) securities in an unrealized loss position at March 31, 2012. The unrealized losses are due only to interest rate fluctuations. As of March 31, 2012, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB stock as of March 31, 2012.

Note 10 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012		December 31, 2011
		Percentage of		Percentage of
	Balance	Total Loans	Balance	Total Loans
	(In Thousands)
Commercial real estate	$174,022	39.87%	$171,792	40.56%
Commercial construction	14,867	3.41%	13,414	3.17%
Commercial	28,537	6.54%	26,879	6.35%
Residential real estate	217,719	49.87%	210,361	49.65%
Consumer	1,360	0.31%	1,140	0.27%

Gross loans	436,505	100.00%	423,586	100.00%
Unearned origination (fees) costs	(258)		(245)
Allowance for loan losses	(4,346)		(4,215)
	$431,901		$419,126

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness identified), substandard (well defined weakness) and doubtful (unlikely to be paid in full) within the Company's internal risk rating system as of March 31, 2012 and December 31, 2011, respectively:

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial real estate	$166,765	$861	$6,396	$-	$174,022
Commercial construction	10,543	-	4,324	-	14,867
Commercial	28,276	193	68	-	28,537
Residential real estate	216,687	280	705	47	217,719
Consumer	1,360	-	-	-	1,360
Total	$423,631	$1,334	$11,493	$47	$436,505

December 31, 2011:

Commercial real estate	$163,828	$865	$7,099	$-	$171,792
Commercial construction	9,090	-	4,324	-	13,414
Commercial	26,612	194	73	-	26,879
Residential real estate	209,810	282	269	-	210,361
Consumer	1,140	-	-	-	1,140
Total	$410,480	$1,341	$11,765	$-	$423,586

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2012 and December 31, 2011, respectively:

March 31, 2012:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In Thousands)
Commercial real estate	$5,766	$5,766		$6,790	$86
Commercial construction	4,324	4,324		4,149	30
Commercial	308	357		335	3
Residential real estate	315	315		433	3
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$2,098	$2,098	$272	$1,384	$52
Commercial construction	-	-	-	-	-
Commercial	4	4	1	30	1
Residential real estate	717	717	86	359	1
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,864	$7,864	$272	$8,174	$138
Commercial construction	4,324	4,324	-	4,149	30
Commercial	312	361	1	364	4
Residential real estate	1,032	1,032	86	792	4
Consumer	-	-	-	-	-
	$13,532	$13,581	$359	$13,480	$176

December 31, 2011:

With no related allowance recorded:	$7,814	$7,863		$5,787	$492
Commercial real estate	3,974	3,974		3,360	156
Commercial construction	362	362		363	15
Commercial	552	552		498	24
Residential real estate	-	-		-	-
Consumer

With an allowance recorded:	$670	$670	$107	$463	$42
Commercial real estate	-	-	-	-	-
Commercial construction	55	55	19	61	4
Commercial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Consumer

Total:	$8,484	$8,533	$107	$6,250	$534
Commercial real estate	3,974	3,974	-	3,360	156
Commercial construction	417	417	19	424	19
Commercial	552	552	-	498	24
Residential real estate	-	-	-	-	-
Consumer	$13,427	$13,476	$126	$10,532	$733

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011
	(In Thousands)

Commercial real estate	$2,391	$1,869
Commercial construction	-	-
Commercial	-	-
Residential real estate	82	-
Consumer	-	-
Total	$2,473	$1,869

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011, respectively:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Commercial real estate	$651	$96	$2,391	$3,109	$170,884	$174,022	$-
Commercial construction	260	2,910	-	3,170	11,697	14,867	-
Commercial	464	-	-	492	28,073	28,537	-
Residential real estate	195	47	35	277	217,442	217,719	-
Consumer	20	-	-	20	1,340	1,360	-
Total	$1,590	$3,053	$2,426	$7,068	$429,436	$436,505	$-

December 31, 2011:

Commercial real estate	$300	$1,222	$2,074	$3,596	$168,196	$171,792	$205
Commercial construction	-	1,412	-	1,412	12,002	13,414	-
Commercial	-	-	61	61	26,818	26,879	61
Residential real estate	-	269	-	269	210,092	210,361	-
Consumer	22	-	-	22	1,118	1,140	-
Total	$322	$2,903	$2,135	$5,360	$418,226	$423,586	$266

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for credit losses	(In Thousands)

Three months ending March 31, 2011:
Beginning Balance - December 31, 2010	$1,014	$443	$325	$1,309	$35	$583	$3,709
Charge-offs	(68)	-	-	(25)	-	-	(93)
Recoveries	-	-	4	-	4	-	8
Provisions	382	(51)	(6)	48	(2)	(206)	165
Ending balance - March 31, 2011	$1,328	$392	$323	$1,332	$37	$377	$3,789

Three months ending March 31, 2012:
Beginning Balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215
Charge-offs	(3)	-	-	-	-	-	(3)
Recoveries	-	-	-	4	-	-	4
Provisions	382	39	(60)	53	(1)	(283)	130
Ending balance - March 31, 2012	$1,643	$391	$363	$1,748	$39	$162	$4,346

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following tables represent the allocation of the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2012 and December 31, 2011.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2012:
Allowance for Loan Losses
Ending Balance	$1,643	$391	$363	$1,748	$39	$162	$4,346
Ending balance: individually evaluated for impairment	$272	$-	$1	$86	$-	$-	$359
Ending balance: collectively evaluted for impairment	$1,371	$391	$362	$1,662	$39	$162	$3,987

Loans receivables:
Ending balance	$174,022	$14,867	$28,537	$217,719	$1,360		$436,505
Ending balance: individually evaluted for impairment	$7,864	$4,324	$312	$1,032	$-		$13,532
Ending balance: collectively evaluated for impairment	$166,158	$10,543	$28,225	$216,687	$1,360		$422,973

December 31, 2011:
Allowance for Loan Losses
Ending Balance	$1,264	$352	$43	$1,691	$40	$445	$4,215
Ending balance: individually evaluated for impairment	$107	$-	$19	$-	$-	$-	$126
Ending balance: collectively evaluted for impairment	$1,157	$352	$404	$1,691	$40	$445	$4,089

Loans receivables:
Ending balance	$171,792	$13,414	$26,879	$210,361	$1,140		$423,586
Ending balance: individually evaluted for impairment	$8,484	$3,974	$417	$552	$-		$13,427
Ending balance: collectively evaluated for impairment	$163,308	$9,440	$26,462	$209,809	$1,140		$410,159

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

The following table presents TDRs outstanding as of March 31, 2012:

	March 31, 2012
	Accrual Loans	Non-Accrual Loans	Total Modifications
	(In Thousands)
Commercial real estate	$4,680	$-	$4,680
Commercial construction	2,808	-	2,808
Commercial	205	-	205
Residential real estate	830	-	830
Consumer	-	-	-
	$8,523	$-	$8,523

As of March 31, 2012, no available commitments were outstanding on TDRs.

The following tables present newly restructured loans that occurred during the three months ended March 31, 2012, respectively:

	Number of Loans	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
Three months ended March 31, 2012:	(Dollars in Thousands)
Commercial real estate	1	$607	$607
Residential real estate	1	670	670
	2	$1,277	$1,277

Of the TDRs described above, two loans required an impairment reserve of $149 thousand recorded in the allowance for loan losses for the three months ended March 31, 2012.

There were no loans that were classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the three month period ended March 31, 2012.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for I dentical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
U.S. Government agency obligations	$-	$33,616	$-	$33,616
Municipal Bonds	-	48,726	-	48,726
U.S. GSE - Mortgage-backed securities - residential	-	12,628	-	12,628
Corporate bonds	-	4,511	-	4,511

March 31, 2012 Securities available for sale	$-	$99,481	$-	$99,481

U.S. Government agency obligations	$-	$33,689	$-	$33,689
Municipal Bonds	-	40,048	-	40,048
U.S. GSE - Mortgage-backed securities - residential	-	13,841	-	13,841
Corporate bonds	-	4,532	-	4,532

December 31, 2011 Securities available for sale	$-	$92,110	$-	$92,110

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

March 31, 2012 Impaired loans	$-	$-	$2,460	$2,460
March 31, 2012 Other real estate owned	$-	$-	$2,969	$2,969
December 31, 2011 Impaired loans	$-	$-	$599	$599
December 31, 2011 Other real estate owned	$-	$-	$3,388	$3,388

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

At March 31, 2012, of the impaired loans having an aggregate balance of $13.5 million, $10.7 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $2.8 million in impaired loans, an aggregate valuation allowance of $359 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)

March 31, 2012 Impaired loans	2,460	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-21.5%)
			Liquidation expenses (3)	-10% (-10%)
March 31, 2012 Other real estate owned
	2,969	Pending agreement of sale (4)	Liquidation expenses (3)	-5% (-5%)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2) Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.  The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)  Appraisals and pending agreements of sale are adjusted by management for liquidation expenses.  The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)  Fair value is determined by a pending agreements of sale.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

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

Loans Receivable (Carried at Cost)

The fair values of loans, excluding impaired loans carried at fair value of collateral, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, and projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Financial assets:
Cash and cash equivalents	$66,913	$66,913	$66,913	$-	$-
Interest bearing time deposits	7,707	7,789	-	7,789	-
Securities available-for-sale	99,481	99,481	-	99,481	-
Loans receivable, net of allowance	431,901	437,682	-	-	437,682
Restricted investment in bank stock	1,561	1,561	1,561	-	-
Accrued interest receivable	1,755	1,755	1,755	-	-

Financial liabilities:
Deposits	525,894	526,674	459,556	67,118	-
Securities sold under agreements to repurchase and federal funds purchased	28,986	28,988	28,988	-	-
Long-term borrowings	12,986	13,322	-	-	13,322
Accrued interest payable	448	448	448	-	-

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

	December 31, 2011
	Carrying	Fair Value
	Amount	Estimate
	(In Thousands)
Financial assets:
Cash and cash equivalents	$46,135	$46,135
Interest bearing time deposits	7,698	7,720
Securities available-for-sale	92,110	92,110
Loans receivable, net of allowance	419,126	427,861
Restricted investments in bank stock	1,641	1,641
Accrued interest receivable	1,568	1,568

Financial liabilities:
Deposits	481,775	482,344
Securities sold under agreements to repurchase and federal funds purchased	33,953	33,955
Long-term borrowings	13,086	13,422
Accrued interest payable	582	582

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-
Unfunded commitments under lines of credit	-	-
Standby letters of credit	-	-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – New Accounting Standards

ASU 2011-04 (Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs)
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted.  The company adopted this update on January 1, 2012 and the new disclosures are included in Note 11.

ASU 2011-05 (Comprehensive Income: Presentation of Comprehensive Income)
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The provisions of this update amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update were effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.  The Company adopted this update on January 1, 2012, and the new Consolidated Statements of Comprehensive Income is included in these financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

The Company’s assets grew $41.4 million from $575.5 million at December 31, 2011 to $616.8 million at March 31, 2012 due to the increase in cash and cash equivalents, loans, and the securities portfolio which were offset slightly by a decrease in foreclosed real estate.

Net income for the three months ended March 31, 2012 was $1.2 million compared to a net income for the three months ended March 31, 2011 of $1.1 million.  Loans receivable, net of the allowance for loan losses, increased $12.8 million to $431.9 million at March 31, 2012 from $419.1 million at December 31, 2011. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2012 increased by $184 thousand to $6.0 million, as compared to $5.8 million for the three months ended March 31, 2011, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $584.1 million for the three months ended March 31, 2012 compared to $498.1 million for the three months ended March 31, 2011. The tax equivalent yield on average earning assets was 4.26% for the first quarter of 2012 compared to 4.84% for the first quarter of 2011.

Total interest expense for the three months ended March 31, 2012 decreased $49 thousand to $1.2 million as compared to $1.3 million for the three months ended March 31, 2011, primarily due to decreases in deposit rates and the mix of deposits, as the Bank has become less reliant on higher cost certificate of deposits. Average interest bearing liabilities were $515.5 million for the three months ended March 31, 2012 compared to $447.1 million for the three months ended March 31, 2011.  The yield on average interest bearing liabilities was 0.94% for the first quarter of 2012 compared to 1.14% for the first quarter of 2011. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended March 31, 2012 was $4.8 million compared to $4.6 million for the three months ended March 31, 2011. The improvement in net interest income for the three months ended March 31, 2012 is a result of decreases in the interest expense associated with deposits and other borrowed funds, and an increase in interest income associated with the increased volume of earning assets, offset by a reduction in rates received on interest earning assets. The Company’s net interest margin for the three months ended March 31, 2012 decreased thirty-nine (39) basis points to 3.43% as compared to 3.82% for the three months ended March 31, 2011, due to the current interest rate environment, including the decreased cost of deposits and borrowed funds offset by the competitive interest rate pressure of lending.

Below are tables which set forth average balances and corresponding yields for the corresponding three month periods ended March 31, 2012 and March 31, 2011, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2012			2011

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$426,302	$5,270	4.97%	$383,434	$5,042	5.33%
Loans - non-taxable	3,767	37	5.99%	2,480	24	5.84%
Investment securities - taxable	63,180	328	2.09%	66,789	471	2.82%
Investment securities - non-taxable	32,400	313	5.89%	25,593	245	5.74%
Federal funds sold	2,565	1	0.16%	4,427	2	0.18%
Time deposits	7,702	27	1.41%	7,807	31	1.61%
Interest bearing deposits with banks	48,208	27	0.23%	7,529	4	0.22%

TOTAL INTEREST EARNING ASSETS	584,124	6,003	4.26%	498,059	5,819	4.84%

Less allowance for loan losses	(4,267)			(3,772)
Other assets	22,697			23,355

TOTAL ASSETS	$602,554			$517,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$51,397	$22	0.17%	$38,141	$23	0.24%
Savings	349,268	740	0.85%	250,599	580	0.94%
Certificates of deposit	70,353	241	1.38%	97,631	410	1.70%
Securities sold under agreements to repurchase, federal funds purchased and long-term borrowings	44,483	204	1.84%	60,733	243	1.62%

TOTAL INTEREST BEARING LIABILITIES	515,501	1,207	0.94%	447,104	1,256	1.14%

Non-interest bearing demand deposits	37,221			30,748
Other liabilities	3,690			2,321
Stockholders' equity	46,142			37,469

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$602,554			$517,642

Net interest income		$4,796			$4,563
Net interest spread			3.32%			3.70%
Net interest margin			3.43%			3.82%

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

For the three months ended March 31, 2012, management has provisioned for loan losses of $130 thousand, as compared to $165 thousand, for the same period ended March 31, 2011.  In the first three months of 2012, prior year interest in the amount of $3 thousand was charged off on three loans when the loans were placed on non-accrual.  There were no principal charge-offs on loans, however principal in the amount of $4 thousand was recovered on one loan.  The allowance for loan losses is $4.3 million as of March 31, 2012, which is 1.00% of outstanding loans, compared to $3.8 million or 1.00% of outstanding loans as of March 31, 2011. At December 31, 2011, the allowance for loan losses of $4.2 million represented 1.00% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	March 31
	2012	2011
	(In Thousands)

Total loans receivable at end of period	$436,247	$380,217

Allowance for loan losses:
Balance, beginning	$4,215	$3,709
Provision for loan losses	130	165
Loans charged off	(3)	(93)
Recoveries	4	8
Balance at end of period	$4,346	$3,789

Allowance for loan losses to loans receivable at end of period	1.00%	1.00%

Non-interest Income

Total non-interest income was $283 thousand for the three month period ended March 31, 2012 compared to $322 thousand for the same period in 2011.  The decrease is primarily due to the loss incurred on the sale of other real estate owned and the impairment on other real estate owned, offset by the growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $182 thousand or 6% from $3.2 million for the three months ended March 31, 2011 to $3.4 million for the same period ended March 31, 2012. The increase is due to: an increase of $98 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $32 thousand in credit card expense due to an increase in volume; an increase of $48 thousand in occupancy and equipment; an increase of $52 thousand in data processing; an increase of $23 thousand in charitable contributions; an increase of $27 thousand in professional services, an increase of $4 thousand in loan and real estate expenses and an increase in other operating expenses of $4 thousand; offset by a decrease of $4 thousand advertising expense, a decrease of $86 thousand in insurance expense and a decrease of $16 thousand in other real estate owned expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2012 totaled $427 thousand, or 26.7% of income before taxes. The provision for income taxes for the three months ended March 31, 2011 totaled $436 thousand, or 28.1%. The decrease in the tax rate is a result of an increase in tax-free investments and loans, offset to a lesser extent by an increase in taxable loans.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2012. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2012 were $99.5 million compared to $92.1 million at December 31, 2011. The increase in the investment portfolio is the result of purchases of Municipal and U.S. GSEs, offset by principal payments on U.S. GSEs.  The carrying value of the securities portfolio as of March 31, 2012 includes a net unrealized gain of $3.7 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.6 million at December 31, 2011. The current unrealized gain position of the securities portfolio is due to the changes in market rates since December 31, 2011. No securities are deemed to be other than temporarily impaired.

Restricted investments in bank stock consists of FHLB stock and ACBB stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost. The Company had $1.5 million of FHLB stock and $40 thousand of ACBB stock as of March 31, 2012.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases will be made on a quarterly basis if conditions warrant such purchases.  During 2012 and 2011, FHLB of Pittsburgh conducted a limited excess capital stock repurchase based upon positive net income results. In connection with this program, the Bank had stock at a carrying value of $80 thousand repurchased during the three month period ended March 31, 2012, and $98 thousand repurchased during the same period in 2011.  Any future capital stock repurchases are expected to be made on a quarterly basis if conditions warrant such repurchases.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of March 31, 2012.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2012 increased $12.8 million to $431.9 million from $419.1 million at December 31, 2011. The loan to deposit ratio decreased slightly from 87.0% at December 31, 2011 to 82.1% at March 31, 2012. The Bank’s loan portfolio at March 31, 2012 was comprised of residential real estate and consumer loans of $219.1 million, an increase of $7.6 million from December 31, 2011, and commercial loans of $217.4 million, an increase of $5.3 million from December 31, 2011.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $130 thousand to $4.3 million at March 31, 2012 from $4.2 million at December 31, 2011. At March 31, 2012 and December 31, 2011, the allowance for loan losses represented 1.00% of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2012, aggregate balances on non-performing loans equaled $11.0 million compared to $9.4 million at December 31, 2011 and $6.4 million at March 31, 2011, representing 2.52%, 2.22% and 1.68% of total loans at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the three months ending March 31, 2012.  The Company has one foreclosed asset in the amount of $3.0 million as of March 31, 2012, as compared to two foreclosed assets at December 31, 2011 in the amount of $3.4 million.  The net change is a result of the sale of one asset with a write-down of $9 thousand and net proceeds of $310 thousand, along with a $100 thousand write-down on the remaining foreclosed asset.  The details for non-performing loans are included in the following table (dollars in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Dollars in Thousands)
Non-accrual - commercial	$2,391	$1,869	$2,305
Non-accrual - consumer	82	-	356
Restructured loans (still accruing interest)	8,523	7,264	3,348
Loans past due 90 or more days, accruing interest	-	265	361
Total nonperforming loans	10,996	9,398	6,370
Foreclosed assets	2,969	3,388	3,069
Total nonperforming assets	$13,965	$12,786	$9,439
Nonperforming loans to total loans at period-end	2.52%	2.22%	1.68%
Nonperforming assets to total assets	2.26%	2.22%	1.82%

Total Loans	436,247	423,421	380,217
Total Assets	616,843	575,480	519,349

 Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $157 thousand from December 31, 2011 to March 31, 2012. This increase is due primarily to the leasehold improvements placed in service in January 2012 due to the lease expansion addendum detailed below, offset by depreciation on existing premises and equipment.

On May 4, 2012, the Bank entered into a lease renewal and modification agreement (the “Agreement”) with Red Bird Associates, LLC (“Red Bird”) providing for an extension of the term of the lease of the Bank’s principal office located at 100 Gateway Drive in Bethlehem, Pennsylvania (the “Lease”).   The agreement provides for an additional five year term.  The new term continues through February 28, 2017 and is subject to a 2.0% increase on March 1 of each year.  The agreement further provides coterminous terms and options to the original lease agreement for Suite 100, the first lease expansion agreement for Suite 200, and the second lease expansion addendum for Suite 210 of the Gateway office building.  As disclosed in the Company’s definitive proxy statement filed with the SEC on April 27, 2012, Red Bird is a real estate holding company owned by six Directors of the Company, as well as Judith A. Hunsicker, Senior Executive Vice President and Chief Operating and Financial Officer.  Prior to its execution, the terms of the Agreement, including the rental amount, were determined by a majority of the disinterested Directors to be no less favorable to the Bank than the terms then prevailing in the relevant market.

 Deposits

Total deposits at March 31, 2012 increased $44.1 million to $525.9 million from $481.8 million at December 31, 2011. Savings deposits increased by $34.7 million and demand deposits increased by $19.8 million, while time deposits decreased $9.9 million. The significant growth in savings and demand deposits is attributed to successful promotions, as well as migration from time deposits.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $66.9 million at March 31, 2012, compared to $46.1 million at December 31, 2011.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At March 31, 2012, the Company had $99.5 million of available for sale securities. Securities with carrying values of approximately $41.5 million and $47.7 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $201.5 million, of which $7.9 million was outstanding in long-term loans at March 31, 2012 and December 31, 2011.  This borrowing capacity with the FHLB includes a line of credit for $25 million, of which there is no balance outstanding as of March 31, 2012.   All of the long-term loans mature in 2013.  There were no short-term advances outstanding at March 31, 2012 and December 31, 2011. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at March 31, 2012.   Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $5.1 million was outstanding at March 31, 2012. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $79.3 million at March 31, 2012. The Company also has letters of credit outstanding of $4.4 million at March 31, 2012. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $45.6 million as of March 31, 2012, representing a net increase of $1.3 million from December 31, 2011.  The increase in capital was a result of the net income of $1.2 million and the increase in unrealized holding gains on available for sale securities of $62 thousand, the exercise of stock options totaling $3 thousand, compensation expense recognized on stock options in the amount of $5 thousand and $56 thousand attributable to issuance of stock grants.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2012, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	March 31,	December 31,
	2012	2011
	(Dollars In Thousands)

Tier I, common stockholders' equity	$47,785	$46,648
Tier II, allowable portion of allowance for loan losses	4,346	4,215

Total capital	$52,131	$50,863

Tier I risk based capital ratio	12.9%	12.7%

Total risk based capital ratio	14.1%	13.8%

Tier I leverage ratio	7.9%	8.3%

Note: Unrealized gains on securities available for sale are excluded from regulatory capital components of risk-based  capital and leverage ratios

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	March 31,	December 31,
	2012	2011
	(Dollars In Thousands)

Tier I, common stockholders' equity	$43,179	$41,945
Tier II, allowable portion of allowance for loan losses	4,346	4,215

Total capital	$47,525	$46,160

Tier I risk based capital ratio	11.7%	11.4%

Total risk based capital ratio	12.8%	12.6%

Tier I leverage ratio	7.2%	7.4%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2012, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 4 – Mine Safety Disclosures

Not Applicable

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

EMBASSY BANCORP, INC.
(Registrant)

	By:	/s/ David M. Lobach, Jr.
Dated: May 15, 2012		David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 15, 2012	By:	/s/ Judith A. Hunsicker
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