Form 10-Q
period 2012-06-30
Embassy Bancorp, Inc.
filed 2012-08-14
CIK 1449794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO __________________

Commission file number 000-1449794

Embassy Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	26-3339011
(State of incorporation)	(I.R.S. Employer Identification No.)

One Hundred Gateway Drive, Suite 100 Bethlehem, PA	18017
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 10, 2012	($1.00 Par Value)	7,184,031
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2012	2011
	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$13,178	$12,039
Interest bearing demand deposits with banks	34,606	33,605
Federal funds sold	1,333	491

Cash and Cash Equivalents	49,117	46,135

Interest bearing time deposits	7,717	7,698
Securities available for sale	97,288	92,110
Restricted investment in bank stock	1,485	1,641
Loans receivable, net of allowance for loan losses of $4,760 in 2012; $4,215 in 2011	457,380	419,126
Premises and equipment, net of accumulated depreciation	2,218	2,095
Accrued interest receivable	1,713	1,568
Other real estate owned	2,969	3,388
Other assets	2,111	1,719

Total Assets	$621,998	$575,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$43,488	$38,386
Interest bearing	491,621	443,389

Total Deposits	535,109	481,775

Securities sold under agreements to repurchase	24,283	33,953
Long-term borrowings	12,986	13,086
Accrued interest payable	399	582
Other liabilities	2,435	1,751

Total Liabilities	575,212	531,147

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares; 2012 issued 7,182,520 shares; outstanding 7,182,167 shares; 2011 issued 7,171,551 shares; outstanding 7,171,198 shares;	7,182	7,171
Surplus	22,943	22,872
Retained earnings	13,969	11,905
Accumulated other comprehensive income	2,695	2,388
Treasury stock, at cost, 353 shares	(3)	(3)

Total Stockholders' Equity	46,786	44,333

Total Liabilities and Stockholders' Equity	$621,998	$575,480

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,399	5,088	$10,706	$10,154
Securities, taxable	312	430	640	901
Securities, non-taxable	343	251	656	496
Federal funds sold, and other	25	9	53	15
Interest on time deposits	26	30	53	61
Total Interest Income	6,105	5,808	12,108	11,627

INTEREST EXPENSE

Deposits	865	1,012	1,868	2,025
Securities sold under agreements to repurchase and federal funds purchased	17	39	43	98
Long-term borrowings	174	186	352	370
Total Interest Expense	1,056	1,237	2,263	2,493

Net Interest Income	5,049	4,571	9,845	9,134

PROVISION FOR LOAN LOSSES	445	138	575	303

Net Interest Income after Provision for Loan Losses	4,604	4,433	9,270	8,831

OTHER INCOME
Credit card processing fees	280	231	566	459
Other service fees	113	115	218	209
Loss on sale of other real estate owned	-	-	(8)	-
Impairment on other real estate owned	-	-	(100)	-
Total Other Income	393	346	676	668

OTHER EXPENSES

Salaries and employee benefits	1,426	1,377	2,914	2,767
Occupancy and equipment	555	540	1,157	1,094
Data processing	272	292	539	507
Credit card processing	244	226	493	443
Advertising and promotion	236	225	424	417
Professional fees	142	91	249	171
FDIC insurance	101	169	188	341
Insurance	12	15	24	28
Loan department	54	49	103	94
Charitable contributions	111	92	253	211
Other real estate owned	18	31	44	73
Other	207	120	342	251
Total Other Expenses	3,378	3,227	6,730	6,397

Income before Income Taxes	1,619	1,552	3,216	3,102

INCOME TAX EXPENSE	438	441	865	877

Net Income	$1,181	$1,111	$2,351	$2,225

BASIC EARNINGS PER SHARE	$0.16	$0.16	$0.33	$0.31

DILUTED EARNINGS PER SHARE	$0.16	$0.15	$0.33	$0.31

DIVIDENDS PER SHARE	$0.04	$0.03	$0.04	$0.03

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2012		2011
	(In Thousands)

Net Income		$1,181		$1,111
Other comprehensive income:
Unrealized holding gains on securities available for sale	371		1,493
Less: reclassification adjustment for realized gains (losses)	-		-
	371		1,493
Income tax effect	(126)		(507)
Net unrealized gains	245		986

Other comprehensive income:		245		986

Comprehensive Income		$1,426		$2,097

	Six Months Ended June 30,
	2012		2011
	(In Thousands)

Net Income		$2,351		$2,225
Other comprehensive income:
Unrealized holding gains on securities available for sale	465		2,248
Less: reclassification adjustment for realized gains (losses)	-		-
	465		2,248
Income tax effect	(158)		(764)
Net unrealized gains	307		1,484

Other comprehensive income:		307		1,484

Comprehensive Income		$2,658		$3,709

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2012 and 2011

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2010	$7,157	$22,303	$6,976	$296	$(3)	$36,729

Net income	-	-	2,225	-	-	2,225
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and income tax effects	-	-	-	1,484	-	1,484
Dividend declared, $0.03 per share	-	-	(215)			(215)
Exercise of stock options, 20,248 shares	20	40	-	-	-	60
Stock tendered for funding exercise of stock options, 11,024 shares	(11)	(63)	-	-	-	(74)

BALANCE - JUNE 30, 2011	$7,166	$22,280	$8,986	$1,780	$(3)	$40,209

BALANCE - DECEMBER 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

Net income	-	-	2,351	-	-	2,351
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and income tax effects	-	-	-	307	-	307

Dividend declared, $.04 per share	-	-	(287)	-	-	(287)
Exercise of stock options, 4,075 shares	4	12	-	-	-	16
Tax benefit of stock options exercised	-	1	-	-	-	1
Stock tendered for funding exercise of stock options, 1,098 shares	(1)	(7)	-	-	-	(8)
Compensation expense recognized on stock options	-	17	-	-	-	17
Common stock grants to directors, 7,992 shares	8	48	-	-	-	56

BALANCE - JUNE 30, 2012	$7,182	$22,943	$13,969	$2,695	$(3)	$46,786

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,351	$2,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	575	303
Accretion of deferred loan costs	(26)	(36)
Depreciation and amortization	324	314
Net amortization of securities premiums and discounts	198	169
Loss on sale of other real estate owned	8	-
Stock compensation expense	73	-
Impairment on other real estate owned	100	-
Increase in accrued interest receivable	(145)	(102)
(Increase) decrease in other assets	(392)	710
Decrease in accrued interest payable	(183)	(298)
Increase in other liabilities	239	463

Net Cash Provided by Operating Activities	3,122	3,748

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(8,570)	(2,880)
Maturities, calls and principal repayments of securities available for sale	3,659	6,781
Net increase in loans	(38,803)	(4,603)
Redemption of restricted investment in bank stock	156	192
Net (purchases) maturities of interest bearing time deposits	(19)	731
Proceeds from sale of other real estate owned	311	-
Purchases of premises and equipment	(447)	(89)

Net Cash (Used in) Provided by Investing Activities	(43,713)	132

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	53,334	16,356
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(9,670)	(10,283)
Payment of long-term borrowed funds	(100)	(100)
Net payment of stock tendered	(8)	(14)
Proceeds from the exercise of stock options	16	-
Tax benefit of stock options exercised	1

Net Cash Provided by Financing Activities	43,573	5,959

Net Increase in Cash and Cash Equivalents	2,982	9,839

CASH AND CASH EQUIVALENTS - BEGINNING	46,135	19,643

CASH AND CASH EQUIVALENTS - ENDING	$49,117	$29,482

SUPPLEMENTARY CASH FLOWS INFORMATION

Interest paid	$2,446	$2,791

Income taxes paid	$1,175	$300

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2012 through the date these consolidated financial statements were issued.

Certain amounts in the 2011 financial statements may have been reclassified to conform to 2012 presentation. These reclassifications had no effect on 2011 net income.

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

The aggregate number of shares available for issuance under the SIP is 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.  In February 2012, the Company granted 7,992 shares of restricted stock to certain members of its Board of Directors as compensation for their service in 2011 in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2011.  In February 2012, the Company also granted stock options to purchase 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $5 thousand and $17 thousand for the three and six months ended June 30, 2012, respectively.  At June 30, 2012, approximately $119 thousand unrecognized cost related to these stock options will be recognized over the next 2.7 years.

Note 5 – Basic and Diluted Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, as adjusted for stock dividends and splits. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars In Thousands, except per share data)

Net income	$1,181	$1,111	$2,351	$2,225

Weighted average shares outstanding	7,181	7,162	7,178	7,159
Dilutive effect of potential common shares, stock options	28	23	28	26

Diluted weighted average common shares outstanding	7,209	7,185	7,206	7,185
Basic earnings per share	$0.16	$0.16	$0.33	$0.31
Diluted earnings per share	$0.16	$0.15	$0.33	$0.31

Stock options of 122,200 and 72,439 for the three and six  months ended June 30, 2012 and 2011, respectively, were not considered in computing diluted earnings per common share, because they are not dilutive to earnings.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.6 million of standby letters of credit outstanding as of June 30, 2012. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.5 million. Management does not consider the current amount of the liability as of June 30, 2012 for guarantees under standby letters of credit issued to be material.

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2012, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $218.8 million, of which $7.9 million were outstanding in long-term loans.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Long-term loans with FHLB of $7.9 million were outstanding at December 31, 2011. There were no short-term advances outstanding at June 30, 2012 and December 31, 2011. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at June 30, 2012 and December 31, 2011. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of June 30, 2012 and December 31, 2011, the outstanding balance was $5.1 million and $5.2 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Securities Available For Sale

At June 30, 2012 and December 31, 2011, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
June 30, 2012
U.S. Government agency obligations	$33,253	$274	$-	$33,527
Municipal bonds	45,953	3,185	(32)	49,106
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	10,741	650	-	11,391
Corporate bonds	3,258	50	(44)	3,264
Total	$93,205	$4,159	$(76)	$97,288

December 31, 2011:
U.S. Government agency obligations	$33,399	$297	$(7)	$33,689
Municipal bonds	37,415	2,633	-	40,048
U.S. Government Sponsored Enterprise (GSE) Mortgage-backed securities - residential	13,164	677	-	13,841
Corporate bonds	4,514	91	(73)	4,532
Total	$88,492	$3,698	$(80)	$92,110

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Securities Available For Sale (Continued)

The amortized cost and fair value of securities as of June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$19,130	$19,183
Due after one year through five years	20,013	20,364
Due after five years through ten years	17,214	18,270
Due after ten years	26,107	28,080
	82,464	85,897
U.S. GSE - Mortgage-backed securities - residential	10,741	11,391
	$93,205	$97,288

There were no sales of securities for the three and six months ended June 30, 2012 and 2011.

Securities with a carrying value of $41.3 and $47.7 million at June 30, 2012 and December 31, 2011, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012	(In Thousands)

Municipal bonds	$2,707	$(32)	$-	$-	$2,707	$(32)
Corporate bonds	1,952	(44)	-	-	1,952	(44)
Total Temporarily Impaired Securities	$4,659	$(76)	$-	$-	$4,659	$(76)

December 31, 2011:

U.S. Government agency obligations	$2,007	$(7)	$-	$-	$2,007	$(7)
Corporate bonds	1,922	(73)	-	-	1,922	(73)
Total Temporarily Impaired Securities	$3,929	$(80)	$-	$-	$3,929	$(80)

The Company had seven (7) securities in an unrealized loss position at June 30, 2012. The unrealized losses are due only to market rate fluctuations. As of June 30, 2012, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

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

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  During 2012, 2011 and 2010, the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  In connection with this program, the Bank had stock at a carrying value of $76 thousand and $93 thousand repurchased during the three months ended June 30, 2012 and 2011, respectively, and $156 thousand and $192 thousand repurchased during the six months ended June 30, 2012 and 2011, respectively..  Any future capital stock repurchases are expected to be made on a quarterly basis if conditions warrant such repurchases.  In February 2012, the FHLB announced that dividend payments would resume in 2012.  Two dividend payments were received totaling $1 thousand during the six months ended June 30, 2012.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2012.

Note 10 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012		December 31, 2011
		Percentage of		Percentage of
	Balance	Total Loans	Balance	Total Loans
	(In Thousands)
Commercial real estate	$180,891	39.12%	$171,792	40.56%
Commercial construction	16,763	3.62%	13,414	3.17%
Commercial	30,683	6.64%	26,879	6.35%
Residential real estate	228,397	49.39%	210,361	49.65%
Consumer	5,674	1.23%	1,140	0.27%

Gross loans	462,408	100.00%	423,586	100.00%
Unearned origination (fees) costs	(268)		(245)
Allowance for loan losses	(4,760)		(4,215)
	$457,380		$419,126

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2012 and December 31, 2011, respectively:

June 30, 2012:	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
Commercial real estate	$173,950	$855	$6,086	$-	$180,891
Commercial construction	12,789	-	3,974	-	16,763
Commercial	30,423	193	67	-	30,683
Residential real estate	227,403	278	669	47	228,397
Consumer	5,674	-	-	-	5,674
Total	$450,239	$1,326	$10,796	$47	$462,408

December 31, 2011:

Commercial real estate	$163,828	$865	$7,099	$-	$171,792
Commercial construction	9,090	-	4,324	-	13,414
Commercial	26,612	194	73	-	26,879
Residential real estate	209,810	282	269	-	210,361
Consumer	1,140	-	-	-	1,140
Total	$410,480	$1,341	$11,765	$-	$423,586

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2012 and December 31, 2011, respectively:

				Quarter-to-date		Year-to-date
June 30, 2012:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In Thousands)
Commercial real estate	$6,007	$6,007		$5,887	$82	$6,529	$168
Commercial construction	4,315	4,315		4,320	40	4,204	70
Commercial	302	302		305	4	324	7
Residential real estate	278	278		297	4	382	7
Consumer	-	-		-	-	-	-

With an allowance recorded:
Commercial real estate	$2,190	$2,190	$527	$2,144	$54	$1,653	$106
Commercial construction	-	-	-	-	-	-	-
Commercial	3	52	1	4	(1)	21	-
Residential real estate	716	716	131	717	7	478	8
Consumer	-	-	-	-	-	-	-

Total:
Commercial real estate	$8,197	$8,197	$527	$8,031	$136	$8,182	$274
Commercial construction	4,315	4,315	-	4,320	40	4,204	70
Commercial	305	354	1	309	3	345	7
Residential real estate	994	994	131	1,014	11	860	15
Consumer	-	-	-	-	-	-	-
	$13,811	$13,860	$659	$13,673	$190	$13,591	$366

						Year-to-date
December 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance			Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:	$7,814	$7,863				$5,787	$492
Commercial real estate	3,974	3,974				3,360	156
Commercial construction	362	362				363	15
Commercial	552	552				498	24
Residential real estate	-	-				-	-
Consumer

With an allowance recorded:	$670	$670	$107			$463	$42
Commercial real estate	-	-	-			-	-
Commercial construction	55	55	19			61	4
Commercial	-	-	-			-	-
Residential real estate	-	-	-			-	-
Consumer

Total:	$8,484	$8,533	$107			$6,250	$534
Commercial real estate	3,974	3,974	-			3,360	156
Commercial construction	417	417	19			424	19
Commercial	552	552	-			498	24
Residential real estate	-	-	-			-	-
Consumer	$13,427	$13,476	$126			$10,532	$733

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011
	(In Thousands)
Commercial real estate	$2,449	$1,869
Commercial construction	-	-
Commercial	-	-
Residential real estate	47	-
Consumer	-	-
Total	$2,496	$1,869

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011, respectively:

June 30, 2012:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Commercial real estate	$29	$116	$2,438	$2,583	$178,308	$180,891	$-
Commercial construction	-	2,559	351	2,910	13,853	16,763	351
Commercial	43	-	-	43	30,640	30,683	-
Residential real estate	457	-	47	504	227,893	228,397	-
Consumer	17	-	-	17	5,657	5,674	-
Total	$546	$2,675	$2,836	$6,057	$456,351	$462,408	$351

December 31, 2011:

Commercial real estate	$300	$1,222	$2,074	$3,596	$168,196	$171,792	$205
Commercial construction	-	1,412	-	1,412	12,002	13,414	-
Commercial	-	-	61	61	26,818	26,879	61
Residential real estate	-	269	-	269	210,092	210,361	-
Consumer	22	-	-	22	1,118	1,140	-
Total	$322	$2,903	$2,135	$5,360	$418,226	$423,586	$266

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total
Allowance for credit losses	(In Thousands)

Three months ending June 30, 2012:
Beginning Balance - March 31, 2012	$1,643	$391	$363	$1,748	$39	$162	$4,346
Charge-offs	-	-	-	(35)	-	-	(35)
Recoveries	-	-	-	4	-	-	4
Provisions	308	49	45	169	11	(137)	445
Ending balance - June 30, 2012	$1,951	$440	$408	$1,886	$50	$25	$4,760

Six months ending June 30, 2012:
Beginning Balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215
Charge-offs	(3)	-	-	(35)	-	-	(38)
Recoveries	-	-	-	8	-	-	8
Provisions	690	88	(15)	222	10	(420)	575
Ending balance - June 30, 2012	$1,951	$440	$408	$1,886	$50	$25	$4,760

Three months ending June 30, 2011:
Beginning Balance - March 31, 2011	$1,328	$392	$323	$1,332	$37	$377	$3,789
Charge-offs	(19)	-	(1)	-	-	-	(20)
Recoveries	1	-	-	-	4	-	5
Provisions	74	(52)	(13)	81	12	36	138
Ending balance - June 30, 2011	$1,384	$340	$309	$1,413	$53	$413	$3,912

Six months ending June 30, 2011:
Beginning Balance - December 31, 2010	$1,014	$443	$325	$1,309	$35	$583	$3,709
Charge-offs	(87)	-	(1)	(25)	-	-	(113)
Recoveries	1	-	4		8	-	13
Provisions	456	(103)	(19)	129	10	(170)	303
Ending balance - June 30, 2011	$1,384	$340	$309	$1,413	$53	$413	$3,912

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following tables represent the allocation of the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2012 and December 31, 2011.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2012:
Allowance for Loan Losses
Ending balance	$1,951	$440	$408	$1,886	$50	$25	$4,760
Ending balance: individually evaluated for impairment	$527	$-	$1	$131	$-	$-	$659
Ending balance: collectively evaluted for impairment	$1,424	$440	$407	$1,755	$50	$25	$4,101

Loans receivables:
Ending balance	$180,891	$16,763	$30,683	$228,397	$5,674		$462,408
Ending balance: individually evaluted for impairment	$8,197	$4,315	$305	$994	$-		$13,811
Ending balance: collectively evaluated for impairment	$172,694	$12,448	$30,378	$227,403	$5,674		$448,597

December 31, 2011:
Allowance for Loan Losses
Ending balance	$1,264	$352	$423	$1,691	$40	$445	$4,215
Ending balance: individually evaluated for impairment	$107	$-	$19	$-	$-	$-	$126
Ending balance: collectively evaluted for impairment	$1,157	$352	$404	$1,691	$40	$445	$4,089

Loans receivables:
Ending balance	$171,792	$13,414	$26,879	$210,361	$1,140		$423,586
Ending balance: individually evaluted for impairment	$8,484	$3,974	$417	$552	$-		$13,427
Ending balance: collectively evaluated for impairment	$163,308	$9,440	$26,462	$209,809	$1,140		$410,159

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

The following table presents TDRs outstanding as of June 30, 2012:

	June 30, 2012
	Accrual Loans	Non-Accrual Loans	Total Modifications
	(In Thousands)
Commercial real estate	$5,008	$660	$5,668
Commercial construction	2,799	-	2,799
Commercial	199	-	199
Residential real estate	827	-	827
Consumer	-	-	-
	$8,833	$660	$9,493

                           As of June 30, 2012, no available commitments were outstanding on TDRs.

The following tables present newly restructured loans that occurred during the three and six months ended June 30, 2012, respectively:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance
Three months ended June 30, 2012:	(Dollars in Thousands)
Commercial real estate	3	$652	$652
Commercial construction	1	341	341

	4	$993	$993

Six months ended June 30, 2012:
Commercial real estate	4	$1,259	$1,259
Commercial construction	1	341	341
Residential real estate	1	670	670

	6	$2,270	$2,270

Of the TDRs described above, five loans required an impairment reserve of $483 thousand recorded in the allowance for loan losses for the six months ended June 30, 2012.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents loans that were classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the three and six month periods ended June 30, 2012, respectively:

	Number of Loans	Recorded Investment
Three months ended June 30, 2012:	(Dollars In Thousands)
Commercial real estate	3	$999

	3	$999

Six months ended June 30, 2012:
Commercial real estate	3	$999

	3	$999

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2012 and December 31, 2011, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
U.S. Government agency obligations	$-	$33,527	$-	$33,527
Municipal bonds	-	49,106	-	49,106
U.S. GSE - Mortgage-backed securities - residential	-	11,391	-	11,391
Corporate bonds	-	3,264	-	3,264
June 30, 2012 Securities available for sale	$-	$97,288	$-	$97,288

U.S. Government agency obligations	$-	$33,689	$-	$33,689
Municipal bonds	-	40,048	-	40,048
U.S. GSE - Mortgage-backed securities - residential	-	13,841	-	13,841
Corporate bonds	-	4,532	-	4,532
December 31, 2011 Securities available for sale	$-	$92,110	$-	$92,110

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
June 30, 2012 Impaired loans	$-	$-	$2,250	$2,250
June 30, 2012 Other real estate owned	$-	$-	$2,969	$2,969
December 31, 2011 Impaired loans	$-	$-	$599	$599
December 31, 2011 Other real estate owned	$-	$-	$3,388	$3,388

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

At June 30, 2012, of the impaired loans having an aggregate balance of $13.8 million, $10.9 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $2.9 million in impaired loans, an aggregate valuation allowance of $659 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)

June 30, 2012 Impaired loans	$2,250	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -34% (-20.3%)
			Liquidation expenses (3)	-10% (-10%)
June 30, 2012 Other real estate owned	$2,969	Pending agreement of sale (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

(4)	Fair value is determined by a pending agreements of sale, of a portion of the real estate.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Financial assets:
Cash and cash equivalents	$49,117	$49,117	$49,117	$-	$-
Interest bearing time deposits	7,717	7,798	-	7,798	-
Securities available-for-sale	97,288	97,288	-	97,288	-
Loans receivable, net of allowance	457,380	466,440	-	-	466,440
Restricted investment in bank stock	1,485	1,485	1,485	-	-
Accrued interest receivable	1,713	1,713	1,713	-	-

Financial liabilities:
Deposits	535,109	535,644	470,829	64,815	-
Securities sold under agreements to repurchase and federal funds purchased	24,283	24,283	24,283	-	-
Long-term borrowings	12,986	13,215	-	-	13,215
Accrued interest payable	399	399	399	-	-

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

	December 31, 2011
	Carrying	Fair Value
	Amount	Estimate
	(In Thousands)
Financial assets:
Cash and cash equivalents	$46,135	$46,135
Interest bearing time deposits	7,698	7,720
Securities available-for-sale	92,110	92,110
Loans receivable, net of allowance	419,126	427,861
Restricted investments in bank stock	1,641	1,641
Accrued interest receivable	1,568	1,568

Financial liabilities:
Deposits	481,775	482,344
Securities sold under agreements to repurchase and federal funds purchased	33,953	33,953
Long-term borrowings	13,086	13,422
Accrued interest payable	582	582

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-
Unfunded commitments under lines of credit	-	-
Standby letters of credit	-	-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – New Accounting Standards

ASU 2011-04 (Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs):
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

ASU 2011-05 (Comprehensive Income: Presentation of Comprehensive Income):
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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets grew $46.5 million from $575.5 million at December 31, 2011 to $622.0 million at June 30, 2012 due to the increase in cash and cash equivalents, loans, and the securities portfolio, which were offset slightly by a decrease in foreclosed real estate.

Net income for the three months ended June 30, 2012 was $1.2 million compared to a net income for the three months ended June 30, 2011 of $1.1 million.  Net income for the six months ended June 30, 2012 was $2.4 million compared to a net income for the six months ended June 30, 2011 of $2.2 million.  Loans receivable, net of the allowance for loan losses, increased $38.3 million to $457.4 million at June 30, 2012 from $419.1 million at December 31, 2011. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2012 increased $297 thousand to $6.1 million, as compared to $5.8 million for the three months ended June 30, 2011, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $600.7 million for the three months ended June 30, 2012 compared to $503.8 million for the three months ended June 30, 2011. The tax equivalent yield on average earning assets was 4.23% for the second quarter of 2012 compared to 4.73% for the second quarter of 2011.

Total interest expense for the three months ended June 30, 2012 decreased $181 thousand to $1.1 million as compared to $1.2 million for the three months ended June 30, 2011, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $528.6 million for the three months ended June 30, 2012 compared to $447.7 million for the three months ended June 30, 2011.  The yield on average interest bearing liabilities was 0.80% for the second quarter of 2012 compared to 1.11% for the second quarter of 2011. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended June 30, 2012 was $5.0 million compared to $4.6 million for the three months ended June 30, 2011. The improvement in net interest income for the three months ended June 30, 2012 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the three months ended June 30, 2012 decreased twenty-three (23) basis points to 3.52% as compared to 3.75% for the three months ended June 30, 2011, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

Total interest income for the six months ended June 30, 2012 increased $481 thousand to $12.1 million, as compared to $11.6 million for the six months ended June 30, 2011, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $592.4 million for the six months ended June 30, 2012 compared to $501 million for the six months ended June 30, 2011. The tax equivalent yield on average earning assets was 4.24% for the six months ended June 30, 2012 compared to 4.79% for the six months ended June 30, 2011.

Total interest expense for the six months ended June 30, 2012 decreased $230 thousand to $2.3 million as compared to $2.5 million for the six months ended June 30, 2011, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $522.0 million for the six months ended June 30, 2011 compared to $447.4 million for the six months ended June 30, 2011.  The yield on average interest bearing liabilities was 0.87% for the six months ended June 30, 2012 compared to 1.13% for the six months ended June 30, 2011. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the six months ended June 30, 2012 was $9.8 million compared to $9.1 million for the six months ended June 30, 2011. The improvement in net interest income for the six months ended June 30, 2012 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset to a lesser extent by a reduction in rates received on increased levels of interest earning assets. The Company’s net interest margin for the six months ended June 30, 2012 decreased thirty-one (31) basis points to 3.48% as compared to 3.79% for the six months ended June 30, 2011, due to the current interest rate environment, including the decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

Below are tables which set forth average balances and corresponding yields for the corresponding three month periods ended June 30, 2012 and June 30, 2011, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2012			2011

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$444,579	$5,361	4.85%	$381,363	$5,057	5.32%
Loans - non-taxable	3,882	38	5.97%	3,046	31	6.18%
Investment securities - taxable	61,412	312	2.04%	63,889	430	2.70%
Investment securities - non-taxable	39,192	343	5.35%	26,443	251	5.77%
Federal funds sold	866	-	0.00%	5,167	1	0.08%
Time deposits	7,711	26	1.36%	7,591	30	1.59%
Interest bearing deposits with banks	43,074	25	0.23%	16,336	8	0.20%

TOTAL INTEREST EARNING ASSETS	600,716	6,105	4.23%	503,835	5,808	4.73%

Less allowance for loan losses	(4,438)			(3,824)
Other assets	23,870			22,402

TOTAL ASSETS	$620,148			$522,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$55,097	$19	0.14%	$39,504	$21	0.21%
Savings	366,318	639	0.70%	270,761	634	0.94%
Certificates of deposit	65,466	207	1.27%	87,138	357	1.64%
Securities sold under agreements to repurchase, federal funds purchased and long-term borrowings	41,715	191	1.84%	50,279	225	1.79%

TOTAL INTEREST BEARING LIABILITIES	528,596	1,056	0.80%	447,682	1,237	1.11%

Non-interest bearing demand deposits	39,224			31,155
Other liabilities	3,817			3,406
Stockholders' equity	48,511			40,170

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$620,148			$522,413

Net interest income		$5,049			$4,571
Net interest spread			3.43%			3.62%
Net interest margin			3.52%			3.75%

Below are tables which set forth average balances and corresponding yields for the corresponding six month periods ended June 30, 2012 and June 30, 2011, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential (quarter to date)

	Six Months Ended June 30,
	2012			2011

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars In Thousands)
ASSETS
Loans - taxable	$435,440	$10,632	4.91%	$382,393	$10,100	5.33%
Loans - non-taxable	3,825	74	5.81%	2,765	54	5.97%
Investment securities - taxable	60,979	640	2.11%	65,331	901	2.78%
Investment securities - non-taxable	37,114	656	5.33%	26,020	496	5.82%
Federal funds sold	1,716	2	0.23%	4,799	3	0.13%
Time deposits	7,706	53	1.38%	7,698	61	1.60%
Interest bearing deposits with banks	45,641	51	0.22%	11,957	12	0.20%

TOTAL INTEREST EARNING ASSETS	592,421	12,108	4.24%	500,963	11,627	4.79%

Less allowance for loan losses	(4,353)			(3,798)
Other assets	23,284			22,876

TOTAL ASSETS	$611,352			$520,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$53,247	$42	0.16%	$38,826	$45	0.23%
Savings	357,793	1,378	0.77%	260,736	1,213	0.94%
Certificates of deposit	67,909	448	1.33%	92,356	767	1.67%
Securities sold under agreements to repurchase, federal funds purchased and long-term borrowings	43,099	395	1.84%	55,477	468	1.70%

TOTAL INTEREST BEARING LIABILITIES	522,048	2,263	0.87%	447,395	2,493	1.13%

Non-interest bearing demand deposits	38,222			30,952
Other liabilities	3,756			2,867
Stockholders' equity	47,326			38,827

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$611,352			$520,041

Net interest income		$9,845			$9,134
Net interest spread			3.37%			3.66%
Net interest margin			3.48%			3.79%

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

For the three months ended June 30, 2012, management has provisioned for loan losses of $445 thousand, as compared to $138 thousand, for the same period ended June 30, 2011.  In the first six months of 2012, there were charge-offs in the amount of $38 thousand, however principal in the amount of $8 thousand was recovered on one loan.  The allowance for loan losses is $4.8 million as of June 30, 2012, which is 1.03% of outstanding loans, compared to $3.9 million or 1.00% of outstanding loans as of June 30, 2011. At December 31, 2011, the allowance for loan losses of $4.2 million represented 1.00% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	June 30
	2012	2011
	(In Thousands)

Total loans receivable at end of period	$462,408	$392,850

Allowance for loan losses:
Balance, beginning	$4,215	$3,709
Provision for loan losses	575	303
Loans charged off	(38)	(113)
Recoveries	8	13
Balance at end of period	$4,760	$3,912

Allowance for loan losses to loans receivable at end of period	1.03%	1.00%

Non-interest Income

Total non-interest income was $393 thousand for the three month period ended June 30, 2012 compared to $346 thousand for the same period in 2011.  The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base.  Total non-interest income was $676 thousand for the six month period ended June 30, 2012 compared to $668 thousand for the same period in 2011.  The decrease is due to $108 thousand of other real estate losses in 2012 offset by increased fee income due to the growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $151 thousand, or 4.7%, from $3.2 million for the three months ended June 30, 2011 to $3.4 million for the same period ended June 30, 2012. The increase is due to: an increase of $49 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $18 thousand in credit card expense due to an increase in volume; an increase of $15 thousand in occupancy and equipment; an increase of $19 thousand in charitable contributions; an increase of $51 thousand in professional services due to the costs incurred relating to the Dividend Reinvestment Plan; an increase of $5 thousand in loan department expenses; an increase of $11 thousand advertising expense and an increase in other operating expenses of $87 thousand; offset by a decrease of $68 thousand in FDIC insurance expense; a decrease of $3 thousand in insurance expense; a decrease of $20 thousand in data processing and a decrease of $13 thousand in other real estate owned expenses.

Non-interest expenses increased $333 thousand, or 5.2%, from $6.4 million for the six months ended June 30, 2011 to $6.7 million for the same period ended June 30, 2012. The increase is due to: an increase of $147 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $50 thousand in credit card expense due to an increase in volume; an increase of $63 thousand in occupancy and equipment; an increase of $32 thousand in data processing; an increase of $42 thousand in charitable contributions; an increase of $78 thousand in professional services due to the costs incurred relating to the Dividend Reinvestment Plan and the services agreement between entities; an increase of $9 thousand in loan department expenses; an increase of $7 thousand advertising expense and an increase in other operating expenses of $91 thousand; offset by a decrease of $4 thousand in insurance expense, a decrease of $153 thousand in FDIC insurance expenses and $29 thousand in other real estate owned expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2012 totaled $438 thousand, or 27.1% of income before taxes. The provision for income taxes for the three months ended June 30, 2011 totaled $441 thousand, or 28.4% of income before taxes. The provision for income taxes for the six months ended June 30, 2012 totaled $865 thousand, or 26.9% of income before taxes. The provision for income taxes for the six months ended June 30, 2011 totaled $877 thousand, or 28.3%. The decrease in the tax rate is a result of an increase in tax-free investments and loans.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2012. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2012 were $97.3 million compared to $92.1 million at December 31, 2011. The increase in the investment portfolio is the result of purchases of Municipal securities, offset by principal payments on U.S. GSEs and the maturity of a corporate bond.  The carrying value of the securities portfolio as of June 30, 2012 includes a net unrealized gain of $4.1 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.6 million at December 31, 2011. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Restricted Investments in Bank Stock

Restricted investments in bank stock consists of FHLB stock and ACBB stock. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The restricted stocks are carried at cost. The Company had $1.4 million of FHLB stock and $40 thousand of ACBB stock as of June 30, 2012.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases will be made on a quarterly basis if conditions warrant such purchases.  During 2012 and 2011, FHLB of Pittsburgh conducted a limited excess capital stock repurchase based upon positive net income results. In connection with this program, the Bank had stock at a carrying value of $156 thousand repurchased during the six month period ended June 30, 2012, and $192 thousand repurchased during the same period in 2011.  In February 2012, the FHLB announced that dividend payments would resume in 2012.  Two dividend payments were received totaling $1 thousand during the six months ended June 30, 2012.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of June 30, 2012.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2012 increased $38.3 million to $457.4 million from $419.1 million at December 31, 2011. The loan to deposit ratio decreased slightly from 87.9% at December 31, 2011 to 86.4% at June 30, 2012. The Bank’s loan portfolio at June 30, 2012 was comprised of residential real estate and consumer loans of $234.1 million, an increase of $22.5 million from December 31, 2011, and commercial loans of $228.3 million, an increase of $16.3 million from December 31, 2011.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $545 thousand to $4.8 million at June 30, 2012 from $4.2 million at December 31, 2011. At June 30, 2012 and December 31, 2011, the allowance for loan losses represented 1.03% of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2012, aggregate balances on non-performing loans equaled $11.7 million compared to $9.4 million at December 31, 2011 and $8.3 million at June 30, 2011, representing 2.53%, 2.22% and 2.11% of total loans at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were three loans classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the three months ending June 30, 2012.  The Company has one foreclosed asset in the amount of $3.0 million as of June 30, 2012, as compared to two foreclosed assets at December 31, 2011 in the amount of $3.4 million.  The net change is a result of the sale of one asset with a loss of $8 thousand and net proceeds of $311 thousand, along with a $100 thousand write-down on the remaining foreclosed asset.  The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Dollars in Thousands)
Non-accrual - commercial	$2,449	$1,869	$2,583
Non-accrual - consumer	47	-	356
Restructured loans, still accruing interest	8,833	7,264	4,880
Loans past due 90 or more days, accruing interest	351	265	451
Total nonperforming loans	11,680	9,398	8,270
Foreclosed assets	2,969	3,388	3,069
Total nonperforming assets	$14,649	$12,786	$11,339
Nonperforming loans to total loans at period-end	2.53%	2.22%	2.11%
Nonperforming assets to total assets	2.36%	2.22%	2.16%

 Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $123 thousand from December 31, 2011 to June 30, 2012. This increase is due primarily to the leasehold improvements placed in service in January 2012 due to the lease expansion addendum detailed below, offset by depreciation on existing premises and equipment.

On May 4, 2012, the Bank entered into a lease renewal and modification agreement (the “Agreement”) with Red Bird Associates, LLC (“Red Bird”) providing for an extension of the term of the lease of the Bank’s principal office located at 100 Gateway Drive in Bethlehem, Pennsylvania (the “Lease”).   The agreement provided for an additional five year term.  The new term continues through February 28, 2017 and is subject to a 2.0% increase on March 1 of each year.  The agreement further provides coterminous terms and options to the original lease agreement for Suite 100, the first lease expansion agreement for Suite 200, and the second lease expansion addendum for Suite 210 of the Gateway office building.  As disclosed in the Company’s definitive proxy statement filed with the SEC on April 27, 2012, Red Bird is a real estate holding company owned by six Directors of the Company, as well as Judith A. Hunsicker, Senior Executive Vice President and Chief Operating and Financial Officer.  Prior to its execution, the terms of the Agreement, including the rental amount, were determined by a majority of the disinterested Directors to be no less favorable to the Bank than the terms then prevailing in the relevant market.

 Deposits

Total deposits at June 30, 2012 increased $53.3 million to $535.1 million from $481.8 million at December 31, 2011. Savings deposits increased by $43.1 million and demand deposits increased by $21.9 million, while time deposits decreased $11.9 million. The significant growth in savings and demand deposits is attributed to successful promotions, as well as migration from time deposits.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $49.1 million at June 30, 2012, compared to $46.1 million at December 31, 2011.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At June 30, 2012, the Company had $97.3 million of available for sale securities. Securities with carrying values of approximately $41.3 million and $47.7 million at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $218.8 million, of which $7.9 million was outstanding in long-term loans at June 30, 2012 and December 31, 2011.  This borrowing capacity with the FHLB includes a line of credit for $25 million, of which there is no balance outstanding as of June 30, 2012.   All of the long-term loans mature in 2013.  There were no short-term advances outstanding at June 30, 2012 and December 31, 2011. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at June 30, 2012.   Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $5.1 million was outstanding at June 30, 2012. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $85.0 million at June 30, 2012. The Company also has letters of credit outstanding of $4.6 million at June 30, 2012. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $46.8 million as of June 30, 2012, representing a net increase of $2.5 million from December 31, 2011.  The increase in capital was primarily the result of the net income of $2.4 million and the increase in unrealized holding gains on available for sale securities of $307 thousand, offset by a dividend declared in the amount of $287 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2012, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	June 30,	December 31,
	2012	2011
	(Dollars In Thousands)

Tier I, common stockholders' equity	$48,748	$46,648
Tier II, allowable portion of allowance for loan losses	4,760	4,215

Total capital	$53,508	$50,863

Tier I risk based capital ratio	12.3%	12.7%

Total risk based capital ratio	13.5%	13.8%

Tier I leverage ratio	7.9%	8.3%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	June 30,	December 31,
	2012	2011
	(Dollars In Thousands)

Tier I, common stockholders' equity	$44,091	$41,945
Tier II, allowable portion of allowance for loan losses	4,760	4,215

Total capital	$48,851	$46,160

Tier I risk based capital ratio	11.2%	11.4%

Total risk based capital ratio	12.4%	12.6%

Tier I leverage ratio	7.1%	7.4%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2012, including any corrective actions with regard to significant deficiencies and material weakness.

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
10.1
Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 7, 2012.)

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

EMBASSY BANCORP, INC.
(Registrant)

	By:	/s/ David M. Lobach, Jr.
Dated: August 14, 2012		David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 14, 2012	By:	/s/ Judith A. Hunsicker
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
10.1
Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 7, 2012.)

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