Form 10-Q
period 2012-09-30
Embassy Bancorp, Inc.
filed 2012-11-16
CIK 1449794

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON NOVEMBER 15, 2012 PURSUANT TO A  RULE 201 TEMPORARY HARDSHIP EXEMPTION.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 9, 2012	($1.00 Par Value)	7,229,879
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2012	2011

	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$15,825	$12,039
Interest bearing demand deposits with banks	33,335	33,605
Federal funds sold	1,904	491

Cash and Cash Equivalents	51,064	46,135

Interest bearing time deposits	5,906	7,698
Securities available for sale	98,661	92,110
Restricted investment in bank stock	1,454	1,641
Loans receivable, net of allowance for loan losses of $4,820 in 2012; $4,215 in 2011	478,959	419,126
Premises and equipment, net of accumulated depreciation	2,122	2,095
Accrued interest receivable	1,747	1,568
Other real estate owned	2,869	3,388
Other assets	1,998	1,719

Total Assets	$644,780	$575,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$48,154	$38,386
Interest bearing	495,253	443,389

Total Deposits	543,407	481,775

Securities sold under agreements to repurchase	36,971	33,953
Long-term borrowings	12,786	13,086
Accrued interest payable	391	582
Other liabilities	2,484	1,751

Total Liabilities	596,039	531,147

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2012 issued 7,229,879 shares; outstanding 7,229,879 shares;
2011 issued 7,171,551 shares; outstanding 7,171,198 shares	7,230	7,171
Surplus	23,100	22,872
Retained earnings	15,789	11,905
Accumulated other comprehensive income	2,622	2,388
Treasury stock, at cost, 2011: 353 shares	-	(3)

Total Stockholders' Equity	48,741	44,333

Total Liabilities and Stockholders' Equity	$644,780	$575,480

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,490	$5,378	$16,196	$15,532
Securities, taxable	329	379	969	1,280
Securities, non-taxable	344	285	1,000	781
Federal funds sold, and other	26	6	79	21
Interest on time deposits	23	29	76	90
Total Interest Income	6,212	6,077	18,320	17,704

INTEREST EXPENSE

Deposits	790	1,010	2,658	3,035
Securities sold under agreements to repurchase and federal funds purchased	10	38	53	136
Long-term borrowings	176	186	528	556
Total Interest Expense	976	1,234	3,239	3,727

Net Interest Income	5,236	4,843	15,081	13,977

PROVISION FOR LOAN LOSSES	235	238	810	541

Net Interest Income after
Provision for Loan Losses	5,001	4,605	14,271	13,436

OTHER INCOME

Credit card processing fees	282	243	848	702
Other service fees	119	109	337	318
Gain on sale of securities, net	633	487	633	487
Loss on sale of other real estate owned	-	-	(8)	-
Impairment on other real estate owned	(100)	-	(200)	-
Total Other Income	934	839	1,610	1,507

OTHER EXPENSES

Salaries and employee benefits	1,406	1,369	4,320	4,136
Occupancy and equipment	579	532	1,736	1,626
Data processing	300	231	839	738
Credit card processing	258	231	751	674
Advertising and promotion	241	233	665	650
Professional fees	149	123	398	294
FDIC insurance	101	169	289	509
Insurance	14	13	38	41
Loan & Real Estate	58	43	161	137
Charitable Contributions	112	95	365	306
Other real estate owned	14	23	58	73
Other	132	262	474	537
Total Other Expenses	3,364	3,324	10,094	9,721

Income before Income Taxes	2,571	2,120	5,787	5,222

INCOME TAX EXPENSE	750	637	1,615	1,514

Net Income	$1,821	$1,483	$4,172	$3,708

BASIC EARNINGS PER SHARE	$0.25	$0.21	$0.58	$0.52

DILUTED EARNINGS PER SHARE	$0.25	$0.21	$0.58	$0.51

DIVIDENDS PER SHARE	$0.04	$0.03	$0.04	$0.03

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2012		2011

	(In Thousands)

Net Income		$1,821		$1,483
Other Comprehensive income:
Unrealized holding gains on securities available for sale	523		750
Less: reclassification adjustment for realized gains	(633)		(487)
	(110)		263
Income tax effect	37		(89)
Net unrealized (losses) gains	(73)		174

Other Comprehensive (expense) income, net of tax		(73)		174

Comprehensive Income		$1,748		$1,657

	Nine Months Ended September 30,
	2012		2011

	(In Thousands)

Net Income		$4,172		$3,708
Other Comprehensive income:
Unrealized holding gains on securities available for sale	988		2,998
Less: reclassification adjustment for realized gains	(633)		(487)
	355		2,511
Income tax effect	(121)		(853)
Net unrealized gains	234		1,658

Other Comprehensive income, net of tax		234		1,658

Comprehensive Income		$4,406		$5,366

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2012 and 2011

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total

	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2010	$7,157	$22,303	$6,976	$296	$(3)	$36,729

Net income	-	-	3,708	-	-	3,708
Net change in unrealized gain
on securities available for sale, net
of reclassification adjustment and
income tax effects	-	-	-	1,658	-	1,658
Dividend declared, $0.03 per share	-	-	(215)			(215)
Exercise of stock options, 34,119 shares	34	80	-	-	-	114
Stock tendered for funding exercise of stock
options, 19,925 shares	(20)	(113)	-	-	-	(133)
Tax benefit of stock options exercised		602				602

BALANCE - SEPTEMBER 30, 2011	$7,171	$22,872	$10,469	$1,954	$(3)	$42,463

Balance - December 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

Net income	-	-	4,172	-	-	4,172
Net change in unrealized gain
on securities available for sale, net
of reclassification adjustment and
income tax effects	-	-	-	234	-	234

Dividend declared, $.04 per share	-	-	(288)	-	-	(288)
Exercise of stock options, 40,432 shares	41	115	-	-	-	156
Exercise of stock options,
Treasury issued 353 shares	-	-	-	-	3	3
Tax benefit of stock options exercised	-	14	-	-	-	14
Stock tendered for funding exercise of stock
options, 10,481 shares	(10)	(63)	-	-	-	(73)
Compensation expense recognized on
stock options	-	28	-	-	-	28
Common stock grants to directors, 7,992 shares	8	48	-	-	-	56
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 20,385 shares	20	86	-	-	-	106

BALANCE - SEPTEMBER 30, 2012	$7,230	$23,100	$15,789	$2,622	$-	$48,741

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,172	$3,708
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	810	541
Accretion of deferred loan costs	(50)	(22)
Depreciation and amortization	466	470
Net amortization of investment security premiums and discounts	302	254
Stock compensation expense	28	-
Net realized loss on sale of other real estate owned	8	-
Impairment on other real estate owned	200	-
Net realized gain on sale of securities available for sale	(633)	(487)
Increase in accrued interest receivable	(179)	(115)
(Increase) decrease in other assets	(279)	15
Decrease in accrued interest payable	(191)	(289)
Increase in other liabilities	668	1,519

Net Cash Provided by Operating Activities	5,322	5,594

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale	(19,670)	(11,572)
Maturities, calls and principal repayments of securities available for sale	9,520	8,969
Proceeds from sales of securities available for sale	4,285	6,592
Net increase in loans	(60,593)	(23,785)
Redemption of restricted investment in bank stock	187	281
Maturities of interest bearing time deposits	1,792	691
Proceeds from sale of other real estate owned	311	-
Purchases of premises and equipment	(493)	(152)

Net Cash Used in Investing Activities	(64,661)	(18,976)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	61,632	33,416
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	3,018	(16,659)
Payment of long-term borrowed funds	(300)	(300)
Exercise of stock options, net of payment for stock tendered	86	(19)
Proceeds from Dividend Reinvestment Plan	106	-
Tax benefit of stock options exercised	14	602
Dividends paid	(288)	(215)

Net Cash Provided by Financing Activities	64,268	16,825

Net Increase in Cash and Cash Equivalents	4,929	3,443

CASH AND CASH EQUIVALENTS - BEGINNING	46,135	19,643

CASH AND CASH EQUIVALENTS - ENDING	$51,064	$23,086

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,430	$4,016

Income taxes paid	$1,850	$500

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2012 through the date these consolidated financial statements were issued.

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

The aggregate number of shares available for issuance under the SIP is 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.  In February 2012, the Company granted 7,992 shares of restricted stock to certain members of its Board of Directors as compensation for their service in 2011 in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2011.  In February 2012, the Company also granted stock options to purchase 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $11 thousand and $28 thousand for the three and nine months ended September 30, 2012, respectively.  At September 30, 2012, approximately $107 thousand unrecognized cost related to these stock options will be recognized over the next 2.4 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(Dollars In Thousands, except per share data)

Net income	$1,821	$1,483	$4,172	$3,708

Weighted average shares outstanding	7,192	7,167	7,183	7,162
Dilutive effect of potential common shares, stock options	22	34	26	40

Diluted weighted average common shares outstanding	7,214	7,201	7,209	7,202
Basic earnings per share	$0.25	$0.21	$0.58	$0.52
Diluted earnings per share	$0.25	$0.21	$0.58	$0.51

Stock options of 122,200 and 72,439 for the three and nine months ended September 30, 2012 and 2011, respectively, were not considered in computing diluted earnings per common share because they are not dilutive to earnings.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $5.0 million of standby letters of credit outstanding as of September 30, 2012. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.6 million. Management does not consider the current amount of the liability as of September 30, 2012 for guarantees under standby letters of credit issued to be material.

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2012, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $228.5 million, of which $7.9 million were outstanding in long-term loans.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Long-term loans with FHLB of $7.9 million were outstanding at December 31, 2011. There were no short-term advances outstanding from the FHLB at September 30, 2012 and December 31, 2011. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at September 30, 2012 and December 31, 2011. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of September 30, 2012 and December 31, 2011, the outstanding balance was $4.9 million and $5.2 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 8 – Securities Available For Sale

At September 30, 2012 and December 31, 2011, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2012 :
U.S. Government agency obligations	$40,283	$267	$(3)	$40,547
Municipal bonds	41,595	3,089	(11)	44,673
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	9,554	652	-	10,206
Corporate Bonds	3,256	41	(62)	3,235
Total	$94,688	$4,049	$(76)	$98,661

December 31, 2011 :
U.S. Government agency obligations	$33,399	$297	$(7)	$33,689
Municipal bonds	37,415	2,633	-	40,048
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	13,164	677	-	13,841
Corporate Bonds	4,514	91	(73)	4,532
Total	$88,492	$3,698	$(80)	$92,110

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Securities Available For Sale (Continued)

The amortized cost and fair value of securities as of September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)

Due in one year or less	$22,341	$22,451
Due after one year through five years	20,308	20,592
Due after five years through ten years	20,193	21,239
Due after ten years	22,292	24,173
	85,134	88,455

U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securites - residential	9,554	10,206
	$94,688	$98,661

Proceeds from the sales of securities for the three and nine months ended September 30, 2012 totaled $4.3 million, with gross gains of $633 thousand and gross losses of $0.  Proceeds from the sales of securities for the three and nine months ended September 30, 2011 totaled $7 million, with gross gains of $487 thousand and gross losses of $0.

Securities with a carrying value of $50 million and $47.7 million at September 30, 2012 and December 31, 2011, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2012 :	(In Thousands)

U.S. Government agency obigations	$5,052	$(3)	$-	$-	$5,052	$(3)
Municipal bonds	1,070	(11)	-	-	1,070	(11)
Corporate Bonds	942	(54)	991	(8)	1,933	(62)
Total Temporarily Impaired Securities	$7,064	$(68)	$991	$(8)	$8,055	$(76)

December 31, 2011 :

U.S. Government agency obligations	$2,007	$(7)	$-	$-	$2,007	$(7)
Corporate Bonds	1,922	(73)	-	-	1,922	(73)
Total Temporarily Impaired Securities	$3,929	$(80)	$-	$-	$3,929	$(80)

The Company had eight (8) securities in an unrealized loss position at September 30, 2012. The unrealized losses are due only to market rate fluctuations. As of September 30, 2012, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

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

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  During 2012, 2011 and 2010, the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  In connection with this program, the Bank had stock at a carrying value of $187 thousand and $281 thousand repurchased during the nine months ended September 30, 2012 and 2011, respectively. Any future capital stock repurchases are expected to be made on a quarterly basis if conditions warrant such repurchases.  In February 2012, the FHLB announced that dividend payments would resume in 2012.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2012.

Note 10 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012		December 31, 2011
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)
Commercial real estate	$192,030	39.67%	$171,792	40.56%
Commercial construction	17,547	3.62%	13,414	3.17%
Commercial	29,927	6.18%	26,879	6.35%
Residential real estate	238,513	49.27%	210,361	49.65%
Consumer	6,081	1.26%	1,140	0.27%

Gross loans	484,098	100.00%	423,586	100.00%
Unearned origination fees	(319)		(245)
Allowance for loan losses	(4,820)		(4,215)

	$478,959		$419,126

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2012 and December 31, 2011, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2012	(In Thousands)

Commercial real estate	$184,588	$876	$6,194	$372	$192,030
Commercial construction	13,932	341	3,274	-	17,547
Commercial	29,813	39	75	-	29,927
Residential real estate	237,391	157	664	301	238,513
Consumer	6,081	-	-	-	6,081
Total	$471,805	$1,413	$10,207	$673	$484,098

December 31, 2011

Commercial real estate	$163,828	$865	$7,099	$-	$171,792
Commercial construction	9,090	-	4,324	-	13,414
Commercial	26,612	194	73	-	26,879
Residential real estate	209,810	282	269	-	210,361
Consumer	1,140	-	-	-	1,140
Total	$410,480	$1,341	$11,765	$-	$423,586

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of, and for the periods ended, September 30, 2012 and December 31, 2011, respectively:

				Quarter to Date		Year to Date
September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In Thousands)
With no related allowance recorded:
Commercial real estate	$6,367	$6,470		$6,187	$78	$6,489	$246
Commercial construction	2,117	2,117		3,216	(12)	3,682	58
Commercial	306	306		304	(2)	319	5
Residential real estate	458	458		368	11	401	18
Consumer	-	-		-	-	-	-

With an allowance recorded:
Commercial real estate	$1,674	$1,674	$440	$1,932	$17	$1,658	$123
Commercial construction	1,498	1,498	198	749	33	375	33
Commercial	12	61	10	7	-	19	-
Residential real estate	664	664	130	690	4	524	12
Consumer	-	-	-	-	-	-	-

Total:
Commercial real estate	$8,041	$8,144	$440	$8,119	$95	$8,147	$369
Commercial construction	3,615	3,615	198	3,965	21	4,057	91
Commercial	318	367	10	311	(2)	338	5
Residential real estate	1,122	1,122	130	1,058	15	925	30
Consumer	-	-	-	-	-	-	-
	$13,096	$13,248	$778	$13,453	$129	$13,467	$495

December 31, 2011

With no related allowance recorded:
Commercial real estate	$7,814	$7,863		$5,787	$492
Commercial construction	3,974	3,974		3,360	156
Commercial	362	362		363	15
Residential real estate	552	552		498	24
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$670	$670	$107	$463	$42
Commercial construction	-	-	-	-	-
Commercial	55	55	19	61	4
Residential real estate	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$8,484	$8,533	$107	$6,250	$534
Commercial construction	3,974	3,974	-	3,360	156
Commercial	417	417	19	424	19
Residential real estate	552	552	-	498	24
Consumer	-	-	-	-	-
	$13,427	$13,476	$126	$10,532	$733

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011

	(In Thousands)

Commercial real estate	$2,373	$1,869
Commercial construction	-	-
Commercial	-	-
Residential real estate	301	-
Consumer	-	-
Total	$2,674	$1,869

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012 and December 31, 2011, respectively:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

	(In Thousands)
Commercial real estate	$127	$1,683	$1,627	$3,437	$188,593	$192,030	$-
Commercial construction	260	2,559	-	2,819	14,728	17,547	-
Commercial	-	-	-	-	29,927	29,927	-
Residential real estate	313	-	301	614	237,899	238,513	-
Consumer	-	16	-	16	6,065	6,081	-
Total	$700	$4,258	$1,928	$6,886	$477,212	$484,098	$-

December 31, 2011

Commercial real estate	$300	$1,222	$2,074	$3,596	$168,196	$171,792	$205
Commercial construction	-	1,412	-	1,412	12,002	13,414	-
Commercial	-	-	61	61	26,818	26,879	61
Residential real estate	-	269	-	269	210,092	210,361	-
Consumer	22	-	-	22	1,118	1,140	-
Total	$322	$2,903	$2,135	$5,360	$418,226	$423,586	$266

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)

Three Months Ending September 30, 2012
Beginning Balance - June 30, 2012	$1,951	$440	$408	$1,886	$50	$25	$4,760
Charge-offs	(176)	-	-	(4)	-	-	(180)
Recoveries	1	-	-	4	-	-	5
Provisions	187	167	(5)	(245)	(17)	148	235
Ending Balance - September 30, 2012	$1,963	$607	$403	$1,641	$33	$173	$4,820

Nine Months Ending September 30, 2012
Beginning Balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215
Charge-offs	(179)	-	-	(39)	-	-	(218)
Recoveries	1	-	-	12	-	-	13
Provisions	877	255	(20)	(23)	(7)	(272)	810
Ending Balance - September 30, 2012	$1,963	$607	$403	$1,641	$33	$173	$4,820

Three Months Ending September 30, 2011
Beginning Balance - June 30, 2011	1,384	340	309	1,413	53	413	3,912
Charge-offs	(50)	-	-	-	-	-	(50)
Recoveries	-	-	-	-	4	-	4
Provisions	(40)	54	98	72	(12)	66	238
Ending Balance - September 30, 2011	$1,294	$394	$407	$1,485	$45	$479	$4,104

Nine Months Ending September 30, 2011
Beginning Balance - December 31, 2010	$1,014	$443	$325	$1,309	$35	$583	$3,709
Charge-offs	(137)	-	(1)	(25)	-	-	(163)
Recoveries	1	-	4		12	-	17
Provisions	416	(49)	79	201	(2)	(104)	541
Ending Balance - September 30, 2011	$1,294	$394	$407	$1,485	$45	$479	$4,104

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following tables represent the allocation of the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2012 and December 31, 2011.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2012
Allowance for Loan Losses
Ending Balance	$1,963	$607	$403	$1,641	$33	$173	$4,820
Ending balance: individually evaluated for impairment	$440	$198	$10	$130	$-	$-	$778
Ending balance: collectively evaluated for impairment	$1,523	$409	$393	$1,511	$33	$173	$4,042

Loans receivables:
Ending balance	$192,030	$17,547	$29,927	$238,513	$6,081		$484,098
Ending balance: individually evaluated for impairment	$8,041	$3,615	$318	$1,122	$-		$13,096
Ending balance: collectively evaluated for impairment	$183,989	$13,932	$29,609	$237,391	$6,081		$471,002

December 31, 2011
Allowance for Loan Losses
Ending Balance	$1,264	$352	$423	$1,691	$40	$445	$4,215
Ending balance: individually evaluated for impairment	$107	$-	$19	$-	$-	$-	$126
Ending balance: collectively evaluted for impairment	$1,157	$352	$404	$1,691	$40	$445	$4,089

Loans receivables:
Ending balance	$171,792	$13,414	$26,879	$210,361	$1,140		$423,586
Ending balance: individually evaluted for impairment	$8,484	$3,974	$417	$552	$-		$13,427
Ending balance: collectively evaluated for impairment	$163,308	$9,440	$26,462	$209,809	$1,140		$410,159

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality (Continued)

The following table presents TDRs outstanding  as of September 30, 2012:

	September 30, 2012
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$5,107	$650	$5,757
Commercial construction	2,099	-	2,099
Commercial	194	-	194
Residential real estate	821	-	821
Consumer	-	-	-

	$8,221	$650	$8,871

                          As of September 30, 2012, no available commitments were outstanding on TDRs.

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2012:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Nine Months Ending September 30, 2012
Commercial real estate	4	$1,259	$1,259
Commercial construction	1	341	341
Residential real estate	1	670	670

	6	$2,270	$2,270

Of the TDRs described above, two loans required an impairment reserve of $206 thousand recorded in the allowance for loan losses for the nine months ended September 30, 2012.  For the three months ended September 30, 2012  there were no newly restructured loans.

There were no loans that were modified and classified as  a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the period ended September 30, 2012.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2012 and December 31, 2011, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$40,547	$-	$40,547
Municipal Bonds	-	44,673	-	44,673
U.S. Government Sponored Enterprise (GSE) -
Mortgage-backed securities - residential	-	10,206	-	10,206
Corporate bonds	-	3,235	-	3,235

September 30, 2012 Securities available for sale	$-	$98,661	$-	$98,661

U.S. Government agency obligations	$-	$33,689	$-	$33,689
Municipal Bonds	-	40,048	-	40,048
U.S. Government Sponored Enterprise (GSE) -
Mortgage-backed securities - residential	-	13,841	-	13,841
Corporate bonds	-	4,532	-	4,532

December 31, 2011 Securities available for sale	$-	$92,110	$-	$92,110

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
September 30, 2012 Impaired loans (1)	$-	$-	$3,070	$3,070
September 30, 2012 Other real estate owned (2)	$-	$-	$2,869	$2,869
December 31, 2011 Impaired loans (1)	$-	$-	$599	$599
December 31, 2011 Other real estate owned (2)	$-	$-	$3,388	$3,388

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses.

(2) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Fair values may also include qualitative adjustments by management and estimated liquidation expenses.

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

At September 30, 2012, of the impaired loans having an aggregate balance of $13.1 million, $9.3 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $3.8 million in impaired loans, an aggregate valuation allowance of $778 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
September 30, 2012 Impaired loans	$3,070	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-17.5%)
			Liquidation expenses (3)	-7 to -10% (-8.3%)

September 30, 2012 Other real estate owned	$2,869	Pending agreement of sale (4)	Liquidation expenses (3)	-5% (-5%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
Financial assets:
Cash and cash equivalents	$51,064	$51,064	$51,064	$-	$-
Interest bearing time deposits	5,906	5,969	-	5,969	-
Securities available-for-sale	98,661	98,661	-	98,661	-
Loans receivable, net of allowance	478,959	491,108	-	-	491,108
Restricted investments in bank stock	1,454	1,454	1,454	-	-
Accrued interest receivable	1,747	1,747	1,747	-	-

Financial liabilities:
Deposits	543,407	544,000	481,613	62,387	-
Securities sold under agreements to
repurchase and federal funds purchased	36,971	36,971	36,971	-	-
Long-term borrowings	12,786	12,969	-	-	12,969
Accrued interest payable	391	391	391	-	-

Off-balance sheet finanacial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

	December 31, 2011
	Carrying	Fair Value
	Amount	Estimate

	(In Thousands)
Financial assets:
Cash and cash equivalents	$46,135	$46,135
Interest bearing time deposits	7,698	7,720
Securities available-for-sale	92,110	92,110
Loans receivable, net of allowance	419,126	427,861
Restricted investments in bank stock	1,641	1,641
Accrued interest receivable	1,568	1,568

Financial liabilities:
Deposits	481,775	482,344
Securities sold under agreements to
repurchase and federal funds purchased	33,953	33,953
Long-term borrowings	13,086	13,422
Accrued interest payable	582	582

Off-balance sheet financial instruments:
Commitments to grant loans	-	-
Unfunded commitments under lines of credit	-	-
Standby letters of credit	-	-

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets grew $69.3 million from $575.5 million at December 31, 2011 to $644.8 million at September 30, 2012 due primarily to a $59.8 million increase in loans which was funded by a $61.6 million increase in deposits.

Net income for the three months ended September 30, 2012 was $1.8 million compared to a net income for the three months ended September 30, 2011 of $1.5 million.  Net income for the nine months ended September 30, 2012 was $4.2 million compared to a net income for the nine months ended September 30, 2011 of $3.7 million.  Loans receivable, net of the allowance for loan losses, increased $59.8 million to $479.0 million at September 30, 2012 from $419.1 million at December 31, 2011. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2012 increased $135.0 thousand to $6.2 million, as compared to $6.1 million for the three months ended September 30, 2011, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $622.6 million for the three months ended September 30, 2012 compared to $513.6 million for the three months ended September 30, 2011. The tax equivalent yield on average earning assets was 4.07% for the third quarter of 2012 compared to 4.82% for the third quarter of 2011.

Total interest expense for the three months ended    September 30, 2012 decreased $258.0 thousand to $1.0 million as compared to $1.2 million for the three months ended September 30, 2011, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $546.0 million for the three months ended months ended September 30, 2012 compared to $449.4 million for the three months ended September 30, 2011.  The yield on average interest bearing liabilities was 0.71% for the third quarter of 2012 compared to 1.09% for the third quarter of 2011. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended September 30, 2012 was  $5.2 million compared to $4.8 million for the three months ended September 30, 2011. The improvement in net interest income for the three months ended September 30, 2012 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the three months ended September 30, 2012 decreased thirty-nine (39)  basis points to 3.48% as compared to 3.87% for the three months ended September 30, 2011, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

Total interest income for the nine months ended September 30, 2012 increased $615.0 thousand to $18.3 million, as compared to $17.7 million for the nine months ended September 30, 2011, due to the increase in average earning assets offset by a decrease in the yield on earning assets.  Average earning assets were $602.6 million for the nine months ended September 30, 2012 compared to $505.4 million for the nine months ended September 30, 2011. The tax equivalent yield on average earning assets was 4.05% for the nine months ended September 30, 2012 compared to 4.80% for the nine months ended September 30, 2011.

Total interest expense for the nine months ended September 30, 2012 decreased $488.0 thousand to $3.2 million as compared to $3.7 million for the nine months ended September 30, 2011, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $530.1 million for the nine months ended September 30, 2012 compared to $448.0 million for the nine months ended months ended September 30, 2011.  The yield on average interest bearing liabilities was 0.82% for the nine months ended September 30, 2012 compared to 1.12% for the nine months ended September 30, 2011. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the nine months ended September 30, 2012  was $15.1 million compared to $14.0 million for the nine months ended September 30, 2011. The improvement in net interest income for the nine months ended September 30, 2012 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on increased levels of interest earning assets. The Company’s net interest margin for the nine months ended September 30, 2012 decreased thirty-three (33) basis points to 3.48% as compared to 3.81% for the nine months ended September 30, 2011, due to the current interest rate environment, including the decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

Below are tables which set forth average balances and corresponding yields for the corresponding September 30, 2012 and September 30, 2011, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2012			2011

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 467,512	$ 5,452	4.64%	$ 399,592	$ 5,342	5.30%
Loans - non-taxable	3,868	38	5.91%	3,594	36	5.90%
Investment securities - taxable	59,015	329	2.24%	60,835	379	2.49%
Investment securities - non-taxable	39,831	344	5.26%	29,422	285	5.79%
Federal funds sold	919	-	0.02%	1,198	-	-
Time deposits	6,871	23	1.31%	7,535	29	1.53%
Interest bearing deposits with banks	44,598	26	0.23%	11,427	6	0.21%

TOTAL INTEREST EARNING ASSETS	622,614	6,212	4.07%	513,603	6,077	4.82%

Less allowance for loan losses	(4,807)			(3,985)
Other assets	27,829			23,257

TOTAL ASSETS	$ 645,636			$ 532,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 55,823	$ 13	0.09%	$ 40,033	$ 18	0.18%
Savings	380,747	586	0.61%	283,122	670	0.94%
Certificates of deposit	63,026	190	1.20%	78,757	322	1.62%
Securities sold under agreements to
repurchase, federal funds purchased and
long-term borrowings	46,426	187	1.60%	47,473	224	1.87%

TOTAL INTEREST BEARING LIABILITIES	546,022	976	0.71%	449,385	1,234	1.09%

Non-interest bearing demand deposits	43,943			35,155
Other liabilities	4,150			4,015
Stockholders' equity	51,521			44,320

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 645,636			$ 532,875

Net interest income		$ 5,236			$ 4,843
Net interest spread			3.36%			3.73%
Net interest margin			3.48%			3.87%

Below are tables which set forth average balances and corresponding yields for the corresponding nine months ended September 30, 2012 and September 30, 2011, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,
	2012			2011

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 446,209	$ 16,084	4.81%	$ 388,441	$ 15,442	5.32%
Loans - non-taxable	3,839	112	5.92%	3,054	90	5.85%
Investment securities - taxable	60,054	969	2.16%	62,885	1,280	2.72%
Investment securities - non-taxable	38,292	1,000	5.23%	28,133	781	5.67%
Federal funds sold	1,448	2	0.17%	3,464	3	0.12%
Time deposits	7,426	76	1.36%	7,643	90	1.57%
Interest bearing deposits with banks	45,291	76	0.22%	11,814	18	0.20%

TOTAL INTEREST EARNING ASSETS	602,559	18,319	4.05%	505,434	17,704	4.80%

Less allowance for loan losses	(4,505)			(3,861)
Other assets	24,809			22,961

TOTAL ASSETS	$ 622,863			$ 524,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 54,112	$ 55	0.14%	$ 39,192	$ 64	0.22%
Savings	365,500	1,964	0.72%	268,466	1,883	0.94%
Certificates of deposit	66,269	639	1.29%	87,631	1,088	1.66%
Securities sold under agreements to
repurchase, federal funds purchased and
long-term borrowings	44,216	581	1.76%	52,708	692	1.76%

TOTAL INTEREST BEARING LIABILITIES	530,097	3,239	0.82%	447,997	3,727	1.12%

Non-interest bearing demand deposits	40,143			32,299
Other liabilities	3,888			3,212
Stockholders' equity	48,735			41,026

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 622,863			$ 524,534

Net interest income		$ 15,080			$ 13,977
Net interest spread			3.23%			3.68%
Net interest margin			3.48%			3.81%

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

For the three months ended September 30, 2012,  the provision for loan losses was $235 thousand, as compared to $238 thousand, for the same period ended September 30, 2011.  For the nine months ended September 30, 2012, the provision for loan losses was $810 thousand compared to $541 thousand for the same period in 2011.  In the nine months ended 2012, there were charge-offs in the amount of $218 thousand,  however principal in the amount of $13 thousand was recovered.  The allowance for loan losses is $4.8 million as of September 30, 2012, which is 1.00% of outstanding loans, compared to $4.1 million or 1.00% of outstanding loans as of September 30, 2011. At December 31, 2011, the allowance for loan losses of $4.2 million represented 1.00% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	September 30,
	2012	2011

	(In Thousands)
Loans receivable at end of period	$483,779	$411,826

Allowance for loan losses:
Balance, beginning	$4,215	$3,709
Provision for loan losses	810	541
Loans charged off	(218)	(163)
Recoveries	13	17
Balance at end of period	$4,820	$4,104

Allowance for loan losses to loans
receivable at end of period	$1.00%	$1.00%

Non-interest Income

Total non-interest income was $934 thousand for the three months ended September 30, 2012 compared to $839 thousand for the same period in 2011.  The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base.  Total non-interest income was $1.6 million for the nine months ended September 30, 2012 compared to $1.5 million for the same period in 2011.  The increase is due to $146 increase in the gain on sale of securities and increased fee income due to the growth in the Bank’s credit card and merchant processing customer base, offset by $208 thousand of other real estate losses in 2012.

Non-interest Expense

Non-interest expenses increased $40.0 thousand, or 1.2%, from $3.3 million for the three months ended September 30, 2011 to $3.4 million for the same period ended September 30, 2012. The increase is due to: an increase of $37 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $27 thousand in credit card expense due to an increase in volume; an increase of $47 thousand in occupancy and equipment; an increase of $17 thousand in charitable contributions; an increase of $26 thousand in professional services due to the costs incurred relating to the implementation of the Dividend Reinvestment Plan; an increase of $15 thousand in loan and real estate expenses; an increase of $8  thousand in advertising expense and an increase of $69 thousand in data processing; offset by a decrease of $68 thousand in FDIC insurance expense; a decrease of $9 thousand in other real estate owned expenses and a decrease of $130 thousand in other operating expenses due primarily to decreased check/theft/fraud losses and the change in valuation of officer’s life insurance.

Non-interest expenses increased $373.0 thousand, or 3.7%, from $9.7 million for the nine months ended September 30, 2011 to $10.1 million for the same period ended September 30, 2012. The increase is due to: an increase of $184 thousand in salary and employee benefits, the majority of which are in conjunction with increased branch staffing and salary adjustments; an increase of $77 thousand in credit card expense due to an increase in volume; an increase of $110 thousand in occupancy and equipment; an increase of $101 thousand in data processing; an increase of $59 thousand in charitable contributions; an increase of $104 thousand in professional services due to the costs incurred relating to the implementation of the Dividend Reinvestment Plan and the services agreement between entities; an increase of $24 thousand in loan and real estate expenses and an increase of $15 thousand in advertising expense; offset by a decrease of $220 thousand in FDIC insurance expenses; a decrease of $15 thousand in other real estate owned expenses and a decrease of $63 thousand in other operating expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2012 totaled $750 thousand, or 29.2% of income before taxes. The provision for income taxes for the three months ended September 30, 2011 totaled $637 thousand, or 30.0% of income before taxes.  The provision for income taxes for the nine months ended September 30, 2012 totaled $1.6 thousand, or 27.9% of income before taxes. The provision for income taxes for the nine months ended September 30, 2011 totaled $1.5 thousand, or 29.0%.  The decrease in the tax rate is a result of an increase in tax-free investments and loans.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2012. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2012 were $98.7 million compared to $92.1 million at December 31, 2011. The increase in the investment portfolio is the result of purchases of municipal and government agency securities, offset by principal payments on U.S. GSEs, sales of municipal securities and the maturity of corporate bonds.  The carrying value of the securities portfolio as of September 30, 2012 includes a net unrealized gain of $4.0 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.6 million at December 31, 2011. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2012 increased $59.8 million to $479.0 million from $419.1 million at December 31, 2011. The loan to deposit ratio decreased slightly from 88% at December 31, 2011 to 89% at September 30, 2012. The Bank’s loan portfolio at September 30, 2012 was comprised of residential real estate and consumer loans of $244.6 million, an increase of $33.0 million from December 31, 2011, and commercial loans of $239.4 million, an increase of $27.4 million from December 31, 2011.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $605 thousand to $4.8 million at September 30, 2012 from $4.2 million at December 31, 2011. At September 30, 2012 and December 31, 2011, the allowance for loan losses represented 1.00% of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2012, aggregate balances on non-performing loans equaled $10.9 million compared to $9.4 million at December 31, 2011 and $7.5 million at September 30, 2011, representing 2.25%, 2.22% and 1.82% of total loans at September 30, 2012,  December 31, 2011 and September 30, 2011, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the period ended September 30, 2012.  The Company has one foreclosed asset in the amount of $2.9 million as of September 30, 2012, as compared to two foreclosed assets at December 31, 2011 in the amount of $3.4 million.  The net change is a result of the sale of one asset with a loss of $8 thousand and net proceeds of $311 thousand, along with two write-downs totaling $200 thousand on the remaining foreclosed asset.  The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2012	2011	2011
Non-accrual - commercial	$2,373	$1,869	$1,066
Non-accrual - consumer	301	-	356
Restructured loans (still accruing interest)	8,221	7,264	5,213
Loans past due 90 or more days, accruing interest	-	265	857

Total nonperforming loans	10,895	9,398	7,492
Foreclosed assets	2,869	3,388	3,069
Total nonperforming assets	$13,764	$12,786	$10,561
Nonperforming loans to total loans at period-end	2.25%	2.22%	1.82%
Nonperforming assets to total assets	2.13%	2.22%	1.97%

 Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $27 thousand from December 31, 2011 to September 30, 2012. This increase is due primarily to the leasehold improvements placed in service in January 2012 due to the lease expansion addendum detailed below, offset by depreciation on existing premises and equipment.

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

 Deposits

Total deposits at September 30, 2012 increased $61.6 million to $543.4 million from $481.8 million at December 31, 2011. Savings deposits increased by $57.9 million and demand deposits increased by $18.9 million, while time deposits decreased $14.4 million. The significant growth in savings and demand deposits is attributed to successful promotions, as well as migration from time deposits.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $51.1 million at September 30, 2012, compared to $46.1 million at December 31, 2011.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At September 30, 2012, the Company had $98.7 million of available for sale securities. Securities with carrying values of approximately $50.0 million and $47.7 million at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $228.5 million, of which $7.9 million was outstanding in long-term loans at September 30, 2012 and December 31, 2011.  This borrowing capacity with the FHLB includes a line of credit for $25 million, of which there is no balance outstanding as of September 30, 2012.   Both of the long-term loans mature in 2013.  There were no short-term advances outstanding at September 30, 2012 and December 31, 2011. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at September 30, 2012.    Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $4.9 million was outstanding at September 30, 2012. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $88.0 million at September 30, 2012. The Company also has letters of credit outstanding of $5.0 million at September 30, 2012. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $48.7 million as of September 30, 2012,  representing a net increase of $4.4 million from December 31, 2011.  The increase in capital was primarily the result of the net income of $4.2 million and the increase in unrealized holding gains on available for sale securities of $234 thousand, offset by a dividend declared in the amount of $288 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2012, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	September 30, 2012	December 31, 2011

	(Dollars In Thousands)

Tier I, common stockholders' equity	$50,502	$46,648
Tier II, allowable portion of allowance for loan losses	4,820	4,215

Total capital	$55,322	$50,863

Tier I risk based capital ratio	12.30%	12.7%

Total risk based capital ratio	13.47%	13.8%

Tier I leverage ratio	7.87%	8.3%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	September 30, 2012	December 31, 2011

	(Dollars In Thousands)

Tier I, common stockholders' equity	$46,119	$41,945
Tier II, allowable portion of allowance for loan losses	4,820	4,215

Total capital	$50,939	$46,160

Tier I risk based capital ratio	11.23%	11.4%

Total risk based capital ratio	12.41%	12.6%

Tier I leverage ratio	7.14%	7.4%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2012, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

	By:	/s/ David M. Lobach, Jr.
Dated: November 14, 2012		David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 14, 2012	By:	/s/ Judith A. Hunsicker
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