Form 10-K
period 2012-12-31
Embassy Bancorp, Inc.
filed 2013-03-28
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end  December 31, 2012

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

Common Stock, Par Value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ]  No [      ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2012, the registrant’s most recently completed second fiscal quarter was $31,859,142.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 25, 2013	($1.00 Par Value)	7,247,587
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III of this report.

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

Loan growth is driven by customer demand, which in turn is influenced by individual and business indebtedness and consumer demand for goods. The Company’s loan officers call upon accountants, financial planners, attorneys, local realtors and others to generate loan referrals. A performing loan is a loan which is being repaid according to its original terms and is the most desirable type of loan that a bank seeks to make. Again, a balancing act is required for the Company inasmuch as loaning money will always entail some risk. Without loaning money, however, a bank cannot generate enough earnings to be profitable. The risk involved in each loan must, therefore, be carefully evaluated before the loan is made. The interest rate at which the loan is made should always reflect the risk factors involved, including the term of the loan, the value of collateral, if any, the reliability of the projected source of repayment and the amount of the loan requested. Credit quality will always be the Company’s most important factor.

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

Embassy Bancorp, Inc.

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

Other Services

To further attract and retain customer relationships, the Company provides or will provide the standard array of financial services expected of a community bank, which include the following:

Treasurer Checks	Remote Deposit Capture
Certified Checks	Safe Deposit Boxes
Gift Cards	Night Depository Services
Wire Transfers	Bond Coupon Redemptions
Savings Bond Redemptions	Bank by Mail
Credit/Debit Card Merchant Processing	Automated Teller Machines
Direct Deposit/ACH Services	On-Line Banking and Bill Pay
Cash Management Services	Commercial Credit Cards
Escrow Management Services	ATM and Debit Cards

Fee Income

Fee income is non-interest related. The Company earns fee income by charging customers for banking services, credit card and merchant processing, treasurer’s checks, overdrafts, wire transfers, bond coupon redemptions, and check orders, as well as other deposit and loan related fees.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The Company had its last CRA examination in 2012 and received a “satisfactory” rating.

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

Embassy Bancorp, Inc.

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

Employees

As of December 31, 2012, the Company had a total of 70 full-time equivalent employees.

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

Embassy Bancorp, Inc.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010, there is additional regulatory oversight and supervision of the Company and the Bank.  The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes, and the regulations being developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that affect the regulations of community banks and bank holding companies.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums.  The legislation also calls for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.

The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts.  The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.  The Dodd-Frank Act also establishes the Financial Stability Oversight Council to identify threats to the financial stability of the U.S., promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

The Dodd-Frank Act and the regulations adopted thereunder subject financial institutions to additional restrictions, oversight and costs that may have an adverse impact on their business, financial condition, results of operations or the price of the common stock. The Dodd-Frank Act substantially increases regulation of the financial services industry and imposes restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

Federal Deposit Insurance (“FDI”) Act and Part 363 of the FDIC Regulations

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

Embassy Bancorp, Inc.

Bank Holding Company Regulation

As a bank holding company, the Company is subject to regulation and examination by the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

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

The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8% (10% in order to be considered “well-capitalized”). At least 4% of the total capital (6% to be well-capitalized) is required to be Tier 1 capital, consisting principally of common shareholders’ equity, related surplus, retained earnings, qualifying perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangibles. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, qualifying preferred stock and a limited amount of the general loan loss allowance.

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

At December 31, 2012, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards.  See Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Embassy Bancorp, Inc.

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

As a Pennsylvania chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. See Note 15 to the consolidated financial statements included at Item 8 of this Report.

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

Capital Adequacy and Operations

Enacted in 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains provisions limiting activities and business methods of depository institutions. FDICIA required the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provided for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions’ primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.

FDICIA established five capital tiers, ranging from “well capitalized” to “critically under-capitalized”. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, “pass through” insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution’s parent holding company must

Embassy Bancorp, Inc.

guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company’s bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

At December 31, 2012, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 15 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Bank has a current CRA rating of “Satisfactory.”

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

Embassy Bancorp, Inc.

As a FDIC member institution, the Bank’s deposits are insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund (“DIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC.

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for the Bank for 2012 was $0.01 for each $100 of DIF deposits.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity.  In addition, the FDIC decreased deposit insurance assessment rates, effective April 1, 2011.  The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for risk category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively.  The Company expects that the new rates and assessment base will reduce the FDIC insurance assessment rate paid by the Bank.  However, if the risk category of the Bank changes adversely, FDIC insurance premiums paid by the Bank could increase.

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

Embassy Bancorp, Inc.

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

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”. Basel III would require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III would introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III would also introduce a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

On June 12, 2012, U.S. banking agencies issued three notices of proposed rulemaking (“NPRs”) that would revise the current capital rules to implement the requirements of the Dodd-Frank Act and Basel III, commencing January 1, 2013.  Two of the NPRs are applicable to the Company and the Bank.  The first, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, Transition Provisions and Prompt Corrective Action” applies to both the Company and the Bank.  If adopted, this NPR would increase the quantity and quality of capital required by providing for a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  This first NPR would also revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and establish limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or “buffers,” of common equity Tier 1 capital are not met.  This NPR would also establish a more conservative standard for including an instrument such as trust preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, setting out a phase-out schedule for such instruments beginning in January 2013.

The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-Weighted Assets: Market Discipline and Disclosure Requirements,” would also apply to both the Company and the Bank.  This NPR would revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified recently.

On November 9, 2012, the U.S. banking agencies announced that none of the three NPRs they issued in June 2012 would become effective on January 1, 2013.  The banking agencies have not announced new effective dates for the NPRs.

Embassy Bancorp, Inc.

Accordingly, the regulations ultimately applicable to the Company and the Bank may be substantially different from the Basel III framework and the NPRs. The requirement to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our financial results.

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

Embassy Bancorp, Inc.

Item 1A. Risk Factors.

    Not required of a smaller reporting company.

Item 1B. Unresolved Staff Comments.

    None.

Item 2. PROPERTIES.

    The Company through the Bank occupies seven full-service banking offices in the Lehigh Valley:

•	Hanover Township, Northampton County (includes administrative offices)
•	South Whitehall Township, Lehigh County
•	Salisbury Township, Lehigh County
•	Lower Macungie Township, Lehigh County
•	City of Bethlehem, Lehigh County
•	Lower Saucon Township, Northampton County
•	Lower Nazareth Township, Northampton County

All properties are leased.

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

Embassy Bancorp, Inc.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   Shares of Company common stock are traded over-the-counter and in privately negotiated transactions. The Company’s common stock is not listed on any national securities exchange.

Trades in Company common stock made by certain brokerage firms are reported on the OTCQB Market Tier of the OTC Markets under the symbol “EMYB”. The following table reflects high and low bid prices for shares of the Company’s common stock for the periods indicated, based upon information derived from www.otcmarkets.com.

	2012		2011
	High	Low	High	Low
First Quarter	$7.00	$3.50	$6.00	$5.50
Second Quarter	$6.00	$4.50	$5.50	$4.75
Third Quarter	$6.00	$4.75	$5.00	$3.15
Fourth Quarter	$6.25	$5.10	$4.30	$3.25

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)   As of March 25, 2013, there are approximately 1,212 owners of record of the common stock of the Company.

(c)   On October 1, 2012, the Company paid $288,000 or $0.04 per share in an annual cash dividend on its common stock. On July 14, 2011, the Company paid $215,000 or $0.03 per share in a special cash dividend on its common stock.  As a general matter, cash available for dividend distribution to shareholders of the Company must initially come from dividends paid to the Company by the Bank.

(d)   The following table sets forth information about options outstanding under the Company’s Stock Option Plan and the Company’s Stock Incentive Plan, as of December 31, 2012:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	175,712	$ 7.96	439,397

(e)   Sales of Securities.

None.

(f)   Repurchase of Equity Securities.

None.

Item 6. Selected Financial Data.

Not required of a smaller reporting company.

Embassy Bancorp, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

Real estate acquired through foreclosure, or deed-in-lieu of foreclosure is recorded at fair value less estimated selling costs at the date of acquisition or transfer, and subsequently at the lower of its new cost or fair value less estimated selling costs.  Adjustments to the carrying value at the date of acquisition or transfer are charged to the allowance for loan losses.  The carrying value of the individual properties is subsequently adjusted to the extent it exceeds estimated fair value less the estimated selling costs, at which time a provision for loan losses on such real estate is charged to operations.  Appraisals are critical in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property.  The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable.

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

Embassy Bancorp, Inc.

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

OVERVIEW

The Company’s assets grew $67.5 million from $575.5 million at December 31, 2011 to $643.0 million at December 31, 2012. The Company’s deposits grew $71.2 million from $481.8 million at December 31, 2011 to $553.0 million at December 31, 2012. During the same period, loans receivable, net of the allowance for loan losses, increased $81.0 million to $500.1 million at December 31, 2012 from $419.1 million at December 31, 2011. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and continues to become more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

The Company reported net income of $5.7 million for the year ended December 31, 2012 as compared to net income of $5.1 million for the year ended December 31, 2011, an increase of $0.6 million or 11.8%.  Diluted earnings per share increased to $0.80 in 2012 from $0.71 in 2011.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments.  Interest-bearing deposits and borrowings make up the cost of funds. Non-interest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

2012 Compared to 2011

Total interest income for the year ended December 31, 2012 was $24.5 million compared to $23.7 for the year ended December 31, 2011. Total interest expense for the year ended December 31, 2012 was $4.1 million compared to $5.0 million for the year ended December 31, 2011. The increase in interest income is due to the growth in loan balances, offset by lower yields in this interest rate environment.  The decrease in interest expense is due to the lower interest rate environment, as well as a shift in deposits from certificates of deposit to savings accounts.  Net interest income increased 9.1%  to $20.4 million for the year ended December 31, 2012 as compared to $18.7 million for the year ended December 31, 2011.

Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Interest rate spread is the mathematical difference between the average interest earned on earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on earning assets and is derived by dividing net interest income by average earning assets. In a mature financial institution the interest margin gives a reader a better indication of asset earning results when compared to peer groups or industry standards.

The Company’s net interest margin for the year ended December 31, 2012 was 3.35% compared to 3.63% for the year ended December 31, 2011. The decrease in the margin is due primarily to the reduced loan, deposit and investment yields associated with current market conditions; coupled with the significant growth in the loan and interest bearing

Embassy Bancorp, Inc.

deposit balances. During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010

	Average		Tax Equivalent	Average		Tax Equivalent	Average		Tax Equivalent
(Dollars in Thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Loans - taxable (2)	$457,772	$21,602	4.72%	$394,650	$20,734	5.25%	$370,372	$20,529	5.54%
Loans - non-taxable (1)	3,828	149	5.90%	3,234	127	5.95%	585	22	5.70%
Investment securities - taxable (3)	59,538	1,214	2.04%	61,332	1,609	2.62%	60,454	2,229	3.69%
Investment securities - non-taxable (1) (3)	38,587	1,344	5.17%	29,741	1,091	5.46%	24,540	950	5.78%
Federal funds sold	1,337	2	0.15%	3,178	3	0.09%	5,446	8	0.15%
Time deposits	7,045	94	1.33%	7,643	116	1.52%	8,300	137	1.65%
Interest bearing deposits with banks	40,926	93	0.23%	16,133	36	0.22%	9,415	18	0.19%

TOTAL INTEREST EARNING ASSETS	609,033	24,498	4.02%	515,911	23,716	4.60%	479,112	23,893	4.99%

Less allowance for loan losses	(4,605)			(3,932)			(3,828)
Other assets	23,751			21,076			24,156

TOTAL ASSETS	$628,179			$533,055			$499,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$54,221	$66	0.12%	$39,006	$79	0.20%	$34,237	$154	0.45%
Savings	370,420	2,467	0.67%	279,342	2,619	0.94%	222,151	2,426	1.09%
Certificates of deposit	64,848	812	1.25%	85,124	1,383	1.62%	117,074	2,208	1.89%
Securities sold under agreements to repurchase and other borrowings	44,594	762	1.71%	51,576	913	1.77%	54,398	1,158	2.13%

TOTAL INTEREST BEARING LIABILITIES	534,083	4,107	0.77%	455,048	4,994	1.10%	427,860	5,946	1.39%

Non-interest bearing demand deposits	42,756			34,169			27,163
Other liabilities	6,844			5,145			10,402
Stockholders' equity	44,496			38,693			34,015

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$628,179			$533,055			$499,440

Net interest income		$20,391			$18,722			$17,947
Net interest spread			3.25%			3.50%			3.60%
Net interest margin			3.35%			3.63%			3.75%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis.
(2) The average balance of taxable loans includes loans in which interest is no longer accruing.
(3) Investment security yields do not give effect to changes in fair value.

Embassy Bancorp, Inc.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$3,316	$(2,448)	$868	$1,346	$(1,141)	$205
Loans - non-taxable	23	(1)	22	100	5	105
Investment securities - taxable	(47)	(348)	(395)	32	(652)	(620)
Investment securities - non-taxable	319	(71)	253	198	(57)	141
Federal funds sold	(2)	1	(1)	(3)	(2)	(5)
Time deposits	(9)	(13)	(22)	(11)	(10)	(21)
Interest bearing deposits with banks	55	2	57	13	5	18
Total net change in income on
interest-earning assets	3,655	(2,878)	782	1,675	(1,852)	(177)

Interest-bearing liabilities:
Interest bearing demand deposits	31	(44)	(13)	21	(96)	(75)
Savings	854	(1,006)	(152)	625	(432)	193
Certificates of deposit	(329)	(242)	(571)	(603)	(222)	(825)
Total deposits	556	(1,292)	(736)	43	(750)	(707)
Securities sold under agreements to
repurchase and other borrowings	(124)	(27)	(151)	(60)	(185)	(245)
Total net change in expense on
interest-bearing liabilities	432	(1,319)	(887)	(17)	(935)	(952)
Change in net interest income	$3,223	$(1,559)	$1,669	$1,692	$(917)	$775

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

For the year ended December 31, 2012, the provision for loan losses was $1.2 million compared to $734 thousand for the year ended December 31, 2011.  The increase in the provision for loan losses was primarily due to the volume of loan growth in 2012 over 2011.  Loans grew $82.3 million in 2012 compared to $35.7 million in 2011.  The allowance for loan losses as of December 31, 2012 was $5.1 million, which represents 1.02% of outstanding loans, which is comparable to the prior year-end of $4.2 million representing 1.00% of outstanding loans. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily credit card processing fees, service fees on deposit and loan relationships and income from bank owned life insurance. Non-interest income also

Embassy Bancorp, Inc.

may include net gains and losses from the sale of available for sale securities. Total non-interest income was $2.5 million for the year ended December 31, 2012 compared to $1.9 million for the year ended December 31, 2011.   This increase in non-interest income is due to a gain from sales of securities in 2012 of $1.2 million compared to $487 thousand in 2011.  In 2012, the Company derived increased service fees in the amount of $76 thousand or 18.9% over 2011 due to the increase in the number of deposit accounts.  There was also an increase in fees from merchant credit card processing services in the amount of $178 thousand or 18.4% over 2011.  As the deposit customer account base grows and the Company matures and develops additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2012 were $13.7 million, compared to $12.7 million for the year ended December 31, 2011.  At December 31, 2012, the Company had seventy full-time equivalent employees compared to sixty-seven full-time equivalent employees at December 31, 2011. Data processing costs increased $177 thousand or 18% due to increased volume of accounts and enhanced network support services. Professional fees increased $104 thousand or 25% due to increased costs of third party auditing, regulatory and consulting services. Credit card processing expense increased $108 thousand or 12% due to increased volume.  Charitable contributions increased $116 thousand or 45% due to an increase in contributions related to Pennsylvania Earned Income Tax Credit (EITC) program.  This increase was offset by a decrease in the Pennsylvania bank shares tax expenses.  Other real estate owned expenses increased $46 thousand or 64% due to the costs related to the addition of two new bank-owned properties.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.2 million at December 31, 2012 compared to $2.1 million at December 31, 2011.  The effective rate on income taxes for the years ended December 31, 2012 and 2011 was 27.9% and 28.8% respectively.  The decrease in the effective rate for 2012 to 2011 was due to changes in the mix of taxable and tax-free balances, as well as market effect on interest rates.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk securities or derivatives as of December 31, 2012.

The Company’s securities portfolio was $91.9 million at December 31, 2012, a $253 thousand decrease from securities of $92.1 million at December 31, 2011.  The Company’s securities have decreased primarily due to a combination of investment principal pay-downs, maturities and sales totaling $26.7 million, offset by purchases in the amount of $25.8 million and a $161 thousand decrease in unrealized gains. The carrying value of the securities portfolio as of December 31, 2012 includes a net unrealized gain of $3.5 million as compared to a net unrealized gain of $3.6 million as of December 31, 2011, which is recorded to accumulated other comprehensive income in

Embassy Bancorp, Inc.

stockholders’ equity. This decrease in the unrealized gain is due primarily to the changes in market conditions from 2011 to 2012.  No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2012, 2011 and 2010.

	2012	2011	2010

	(In Thousands)
U.S. Government agency obligations	$40,605	$33,689	$32,622
Municipal securities	38,952	40,048	36,546
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	9,017	13,841	16,749
Corporate bonds	3,283	4,532	3,954
Total Securities Available for Sale	$91,857	$92,110	$89,871

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2012.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Government agency
obligations	$19,177	0.79%	$17,393	1.02%	$4,035	1.27%	$-	-	$40,605	0.88%
Municipal securities	-	-	3,276	4.45%	19,485	4.66%	16,191	6.15%	38,952	5.26%
U.S. GSE - Mortgage-
backed securities-
residential	1,445	4.51%	7,544	4.23%	-	-	28	2.39%	9,017	4.18%
Corporate bonds	1,287	4.05%	1,996	3.27%	-	-	-	-	3,283	3.58%
Total Debt Securities	$21,909	1.12%	$30,209	2.31%	$23,520	4.04%	$16,219	6.15%	$91,857	3.16%

Embassy Bancorp, Inc.

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2012,  2011, 2010, 2009 and 2008. All of the Company’s loans are to domestic borrowers.

	December 31, 2012		December 31, 2011		December 31, 2010
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$204,904	40.53%	$171,792	40.56%	$166,780	42.95%
Commercial construction	19,717	3.90%	13,414	3.17%	15,701	4.04%
Commercial	28,696	5.68%	26,879	6.35%	27,591	7.11%
Residential real estate	250,854	49.62%	210,361	49.65%	176,141	45.37%
Consumer	1,382	0.27%	1,140	0.27%	2,048	0.53%

Gross loans	505,553	100.00%	423,586	100.00%	388,261	100.00%
Unearned origination (fees) costs	(334)		(245)		(96)

	$505,219		$423,341		$388,165

	December 31, 2009		December 31, 2008
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$150,439	43.00%	$148,881	46.62%
Commercial construction	12,292	3.51%	6,886	2.16%
Commercial	25,796	7.37%	24,096	7.55%
Residential real estate	159,180	45.50%	136,739	42.82%
Consumer	2,160	0.62%	2,726	0.85%

Gross loans	349,867	100.00%	319,328	100.00%
Unearned origination (fees) costs	51		252

	$349,918		$319,580

Embassy Bancorp, Inc.

The following table shows the maturities of the commercial loan portfolio and the sensitivity of such loans to interest rate fluctuations at December 31, 2012.

	One year or Less	After One Year Through Five Years	After Five Years	Total
	(In Thousands)

Commercial real estate	$40,725	$120,728	$43,451	$204,904
Commercial construction	8,969	10,739	9	19,717
Commercial	15,317	10,699	2,680	28,696

	$65,011	$142,166	$46,140	$253,317

Fixed Rates	$19,371	$124,707	$45,246	$189,324
Variable Rates	45,640	17,459	894	63,993

	$65,011	$142,166	$46,140	$253,317

Credit Risk and Loan Quality

The allowance for loan losses increased $932 thousand to $5.1 million at December 31, 2012 from $4.2 million at December 31, 2011. At December 31, 2012 and December 31, 2011, the allowance for loan losses represented 1.02% and 1.00%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2012, aggregate balances on non-performing loans equaled $10.6 million compared to $9.4 million at December 31, 2011, representing 2.11% and 2.22% of total loans at December 31, 2012 and December 31, 2011, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings).  Troubled debt restructurings are considered non-performing loans. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection.  A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.

Embassy Bancorp, Inc.

As of December 31, 2012 the Company had three foreclosed assets, one in the amount of $2.719 million acquired in October 2010, and two acquired in November 2012, one in the amount of $191 thousand and one in the amount of $128 thousand.  Subsequent to December 31, 2012, the Company sold the two properties acquired in November 2012 with a deferred gain on sale totaling $119 thousand.  The details for the non-performing loans and assets are included in the following table:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)

Non-accrual - commercial	$2,143	$1,869	$1,140	$4,152	$-
Non-accrual - consumer	301	-	381	-	-
Restructured, accruing interest	7,841	7,264	3,345	-	-
Loans past due 90 or more days, accruing interest	361	265	1,464	584	818
Total nonperforming loans	10,646	9,398	6,330	4,736	818
Foreclosed assets	3,038	3,388	3,069	-	-
Total nonperforming assets	$13,684	$12,786	$9,399	$4,736	$818
Nonperforming loans to total loans	2.11%	2.22%	1.63%	1.35%	0.26%
Nonperforming assets to total assets	2.13%	2.23%	1.83%	1.02%	0.21%

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 1.02% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2012, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2012, the Company had $12.7 million of impaired loans compared to $13.4 million at December 31, 2011.  Most of the Company’s impaired loans required no specific reserves due to adequate collateral.  As of December 31, 2012, the Company had impaired loans of $3.9 million requiring a specific reserve of $750 thousand.  As of December 31, 2011, the Company had impaired loans of $725 thousand requiring a specific reserve of $126 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2012	2011	2010	2009	2008

	(Dollars In Thousands)

Loans receivable at end of year	$505,219	$423,341	$388,165	$349,918	$319,580

Allowance for loan losses:
Balance, beginning	$4,215	$3,709	$3,598	$2,932	$2,503
Provision for loan losses	1,183	734	1,318	702	429
Loans charged off:
Commercial real estate	(231)	(137)	(645)	(26)	-
Commercial	-	(50)	(474)	(10)	-
Residential real estate	(39)	(63)	(125)	-	-
Total charged offs	(270)	(250)	(1,244)	(36)	-
Recoveries of loans previously charged-off:
Commercial real estate	1	2	28	-	-
Commercial	-	4	9	-	-
Residential real estate	18	4	-	-	-
Consumer	-	12	-	-	-
Total recoveries	19	22	37	-	-
Net charged offs	(251)	(228)	(1,207)	(36)	-
Balance at end of year	$5,147	$4,215	$3,709	$3,598	$2,932

Allowance for loan losses to loans
receivable at end of year	1.02%	1.00%	0.96%	1.03%	0.92%

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December	% of Total	December	% of Total	December	% of Total	December	% of Total	December	% of Total
	2012	Loans	2011	Loans	2010	Loans	2009	Loans	2008	Loans
	(Dollars in Thousands)
Commercial real estate	$2,007	40.53%	$1,264	40.56%	$1,014	42.95%	$1,654	43.00%	$1,563	46.62%
Commercial construction	660	3.90%	352	3.17%	443	4.04%	207	3.51%	101	2.16%
Commercial	394	6.71%	423	6.35%	325	7.11%	679	7.37%	639	7.55%
Residential real estate	1,677	48.59%	1,691	49.65%	1,309	45.37%	1,005	45.50%	595	42.82%
Consumer	33	0.27%	40	0.27%	35	0.53%	53	0.62%	34	0.85%
Unallocated	376		445		583		-		-

Total Allowance for Loan Losses	$5,147	100.00%	$4,215	100.00%	$3,709	100.00%	$3,598	100.00%	$2,932	100.00%

Embassy Bancorp, Inc.

Deposits

As growth continues, the Company expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2012 were $553.0 million, an increase of $71 million, or 14.8%, over total deposits of $481.8 million as of December 31, 2011.  The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31,	December 31,	December 31,
	2012	2011	2010

	(In Thousands)
Demand, non-interest bearing	$51,741	$38,386	$32,431
Demand, NOW and money market, interest bearing	61,638	40,128	38,167
Savings	381,012	327,048	242,529
Time, $100 and over	23,409	32,784	41,633
Time, other	35,220	43,429	60,507

Total deposits	$553,020	$481,775	$415,267

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits for the years ended December 31, 2012, 2011 and 2010.

	December 31,		December 31,		December 31,
	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars In Thousands)
Demand, NOW and money market,
interest bearing	$54,221	0.12%	$39,006	0.20%	$34,237	0.45%
Savings	370,420	0.67%	279,342	0.94%	222,151	1.09%
Certificates of deposit	64,848	1.25%	85,124	1.62%	117,074	1.89%
Total interest bearing deposits	489,489	0.69%	403,472	1.01%	373,462	1.28%
Non-interest bearing demand deposits	42,756		34,169		27,163
Total	$532,245		$437,641		$400,625

Embassy Bancorp, Inc.

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more as of December 31, 2012.

December 31, 2012
(In Thousands)
3 months or less	$2,878
Over 3 through 6 months	4,973
Over 6 through 12 months	4,402
Over 12 months	11,156

Total	$23,409

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

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $239.2 million, of which $7.9 million was outstanding at December 31, 2012, all of which is long term. This borrowing capacity with the FHLB includes a line of credit of $25.0 million.  The Bank also has a $6.0 million line of credit with Atlantic Central Bankers Bank, of which none was outstanding at December 31, 2012. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured. The Company has two lines of credit with Univest Bank and Trust Co., totaling $10.0 million, of which $4.7 million was outstanding at December 31, 2012. These lines of credit are secured by 833,333 shares of Bank stock.

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

Embassy Bancorp, Inc.

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the year ended December 31:

	2013	2014-2015	2016-2017	Thereafter	Total

	(In Thousands)
Time deposits	$30,578	$26,355	$1,696	$-	$58,629
Long-term borrowings	7,886	4,700	-	-	12,586
Operating Leases	1,143	2,205	2,204	1,434	6,986

Total	$39,607	$33,260	$3,900	$1,434	$78,201

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2012 totaled $96.3 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Embassy Bancorp, Inc.

Capital Resources and Adequacy

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2012, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31,	December 31,
	2012	2011

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$52,046	$46,648
Tier 2, allowable portion of allowance for loan losses	5,147	4,215

Total capital	$57,193	$50,863

Tier 1 risk based capital ratio	12.1%	12.7%
Total risk based capital ratio	13.3%	13.8%
Tier 1 leverage ratio	8.0%	8.3%

Note: Unrealized gains on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8% (10% in order to be considered “well-capitalized”). At least 4% of the total capital (6% to be well-capitalized) is required to be Tier 1 capital, consisting principally of common shareholders’ equity, related surplus, retained earnings, qualifying perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangibles. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, qualifying preferred stock and a limited amount of the general loan loss allowance.

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

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31,	December 31,
	2012	2011

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$47,745	$41,945
Tier 2, allowable portion of allowance for loan losses	5,147	4,215

Total capital	$52,892	$46,160

Tier 1 risk based capital ratio	11.1%	11.4%
Total risk based capital ratio	12.3%	12.6%
Tier 1 leverage ratio	7.3%	7.4%

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

Embassy Bancorp, Inc.

	0-3	4-12	1-3	4-5	Over 5
	Months	Months	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$15,642	$2,319	$1,808	$-	$-	$19,769
Investment securities	8,253	18,281	17,565	18,802	30,410	93,311
Loans, gross	116,096	90,365	158,467	76,588	63,703	505,219

Total interest-earning assets	139,991	110,965	177,840	95,390	94,113	618,299

Interest-bearing liabilities
NOW and money market accounts	61,638	-	-	-	-	61,638
Savings	371,925	9,087	-	-	-	381,012
Certificates of deposit	8,082	22,599	20,403	7,545	-	58,629
Other borrowed funds	-	12,586	-	-	-	12,586
Repurchase agreements
and federal funds purchased	24,452	-	-	-	-	24,452

Total interest-bearing liabilities	466,097	44,272	20,403	7,545	-	538,317

GAP	$(326,106)	$66,693	$157,437	$87,845	$94,113	$79,982

CUMULATIVE GAP	$(326,106)	$(259,413)	$(101,976)	$(14,131)	$79,982

GAP TO INTEREST EARNING
ASSETS	-52.74%	10.79%	25.46%	14.21%	15.22%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-52.74%	-41.96%	-16.49%	-2.29%	12.94%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2012. For income simulation purposes, NOW and savings accounts are repriced quarterly. The impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-3.0%
Down 200 basis points	-6.6%

Up 100 basis points	0.1%
Up 200 basis points	0.1%

Embassy Bancorp, Inc.

Return on Assets and Equity

The return on average assets for 2012 was 0.91%; the return on average equity for the same period was 12.91%; and the ratio of average shareholders’ equity to average total assets was 7.08%.

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

Embassy Bancorp, Inc.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not required of a smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Embassy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and its subsidiary, Embassy Bank for the Lehigh Valley (collectively the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 28, 2013

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2012	2011

	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$16,116	$12,039
Interest bearing demand deposits with banks	12,824	33,605
Federal funds sold	1,000	491

Cash and Cash Equivalents	29,940	46,135

Interest bearing time deposits	5,945	7,698
Securities available for sale	91,857	92,110
Restricted investment in bank stock	1,454	1,641
Loans receivable, net of allowance for loan losses of $5,147 in 2012; $4,215 in 2011	500,072	419,126
Premises and equipment, net of accumulated depreciation	2,095	2,095
Bank owned life insurance	4,976	225
Accrued interest receivable	1,578	1,568
Other real estate owned	3,038	3,388
Other assets	2,054	1,494

Total Assets	$643,009	$575,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$51,741	$38,386
Interest bearing	501,279	443,389

Total Deposits	553,020	481,775

Securities sold under agreements to repurchase	24,452	33,953
Long-term borrowings	12,586	13,086
Accrued interest payable	327	582
Other liabilities	2,597	1,751

Total Liabilities	592,982	531,147

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2012 issued 7,238,823 shares; outstanding 7,238,823 shares;
2011 issued 7,171,551 shares; outstanding 7,171,198 shares	7,239	7,171
Surplus	23,146	22,872
Retained earnings	17,360	11,905
Accumulated other comprehensive income	2,282	2,388
Treasury stock, at cost, 2011: 353 shares	-	(3)

Total Stockholders' Equity	50,027	44,333

Total Liabilities and Stockholders' Equity	$643,009	$575,480

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2012	2011

INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$21,751	$20,861
Securities, taxable	1,214	1,609
Securities, non-taxable	1,344	1,091
Federal funds sold, and other	95	39
Interest on time deposits	94	116
Total Interest Income	24,498	23,716

INTEREST EXPENSE

Deposits	3,345	4,081
Securities sold under agreements to repurchase and federal funds purchased	62	176
Long-term borrowings	700	737
Total Interest Expense	4,107	4,994

Net Interest Income	20,391	18,722

PROVISION FOR LOAN LOSSES	1,183	734

Net Interest Income after
Provision for Loan Losses	19,208	17,988

OTHER INCOME

Credit card processing fees	1,145	967
Other service fees	478	402
Bank owned life insurance income	85	36
Gain on sale of securities, net	1,155	487
Loss on sale of other real estate owned	(8)	-
Impairment on other real estate owned	(350)	-
Total Other Income	2,505	1,892

OTHER EXPENSES

Salaries and employee benefits	5,900	5,497
Occupancy and equipment	2,315	2,221
Data processing	1,161	984
Credit card processing	1,025	917
Advertising and promotion	869	843
Professional fees	524	420
FDIC insurance	396	363
Insurance	51	53
Loan & real estate	214	195
Charitable Contributions	374	258
Other real estate owned expenses	118	72
Other	798	829
Total Other Expenses	13,745	12,652

Income before Income Taxes	7,968	7,228

INCOME TAX EXPENSE	2,225	2,084

Net Income	$5,743	$5,144

BASIC EARNINGS PER SHARE	$0.80	$0.72

DILUTED EARNINGS PER SHARE	$0.80	$0.71

DIVIDENDS PER SHARE	$0.04	$0.03

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012		2011

	(In Thousands)

Net Income		$5,743		$5,144
Other Comprehensive Income:
Unrealized holding gains on securities available for sale	994		3,656
Less: reclassification adjustment for realized gains	(1,155)		(487)
	(161)		3,169
Income tax effect	55		(1,077)
Net unrealized (losses) gains	(106)		2,092

Other comprehensive income (loss), net of tax		(106)		2,092

Comprehensive Income		$5,637		$7,236

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012 and 2011

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total

	(In Thousands, Except Share and Per Share Data)

BALANCE - DECEMBER 31, 2010	$7,157	$22,303	$6,976	$296	$(3)	$36,729

Net income	-	-	5,144	-	-	5,144
Other comprehensive income	-	-	-	2,092	-	2,092
Dividend declared, $0.03 per share	-	-	(215)	-	-	(215)
Exercise of stock options, 34,119 shares	34	80	-	-	-	114
Stock tendered for funding exercise of stock
options, 19,925 shares	(20)	(113)	-	-	-	(133)
Tax benefit of stock options exercised	-	602	-	-	-	602

BALANCE - DECEMBER 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

BALANCE - DECEMBER 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

Net income	-	-	5,743	-	-	5,743
Other comprehensive income	-	-	-	(106)	-	(106)
Dividend declared, $0.04 per share	-	-	(288)	-	-	(288)
Exercise of stock options, 49,729 shares	50	141	-	-	3	194
Tax benefit of stock options exercised	-	23	-	-	-	23
Stock tendered for funding exercise of stock
options, 10,481 shares	(10)	(63)	-	-	-	(73)
Compensation expense recognized on
stock options	-	39	-	-	-	39
Common stock grants to directors, 7,992 shares	8	48	-	-	-	56
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 20,385 shares	20	86	-	-	-	106

BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$-	$50,027

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,743	$5,144
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,183	734
Amortization (accretion) of deferred loan costs	(73)	5
Depreciation and amortization	613	625
Net amortization of investment security premiums and discounts	396	341
Stock compensation expense	39	-
Loss on sale of other real estate owned	8	-
Impairment on other real estate owned	350	-
Income on bank owned life insurance	(85)	(36)
Deferred income taxes	(628)	(1,077)
Net realized gain on sale of securities available for sale	(1,155)	(487)
Increase in accrued interest receivable	(10)	(65)
Decrease in other assets	123	929
Decrease in accrued interest payable	(255)	(359)
Increase in other liabilities	902	823

Net Cash Provided by Operating Activities	7,151	6,577

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale	(25,836)	(15,641)
Maturities, calls and principal repayments of securities available for sale	15,889	10,125
Proceeds from sales of securities available for sale	10,798	6,592
Net increase in loans	(82,375)	(35,728)
Redemption of restricted investment in bank stock	187	365
Maturities of interest bearing time deposits	1,753	628
Proceeds from sale of other real estate owned	311	-
Purchase of bank owned life insurance	(4,666)	-
Purchases of premises and equipment	(613)	(322)

Net Cash Used in Investing Activities	(84,552)	(33,981)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	71,245	66,508
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(9,501)	(12,480)
Payment of long-term borrowed funds	(500)	(500)
Exercise of stock options, net of payment for stock tendered	121	(19)
Tax benefit of stock options exercised	23	602
Dividends paid	(182)	(215)

Net Cash Provided by Financing Activities	61,206	53,896

Net Increase (Decrease) in Cash and Cash Equivalents	(16,195)	26,492

CASH AND CASH EQUIVALENTS - BEGINNING	46,135	19,643

CASH AND CASH EQUIVALENTS - ENDING	$29,940	$46,135

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,362	$5,353

Income taxes paid	$2,675	$1,600

Other real estate acquired in settlement of loans	$319	$319

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Note 1 – Summary of Significant Accounting Policies

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, and the valuation of deferred tax assets.

Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the Lehigh Valley area of Pennsylvania. Note 2 discuss the types of securities in which the Company invests. The concentrations of credit by type of loan are set forth in Note 3. The Company does not have any significant concentrations to any one specific industry or customer, with the exception of lending activity to a broad range of lessors of residential and non-residential real estate within the Lehigh Valley. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

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

Embassy Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Other than temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2012 and 2011.

Restricted Investments in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Central Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  During 2012, 2011 and 2010, the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases. In February 2012, the FHLB announced that dividend payments would resume in 2012 and $2 thousand in dividend payments were received.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2012.

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

Embassy Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

The Company makes commercial loans for real estate development and other business purposes required by the customer base.  The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans.  Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory.  Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan.  The assets financed through commercial loans are used within the business for its ongoing operation.  Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversion of assets.  Commercial real estate loans include long-term loans financing commercial properties.  Repayments of these loans are dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property.  Commercial real estate loans typically require a loan to value of not greater than 80% and vary in terms.

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position.  Residential mortgages and home equity loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio.  Residential mortgages may have amortizations up to 30 years and home equity loans may have maturities up to 25 years.  Other consumer loans include installment loans, car loans, and overdraft lines of credit.  The majority of these loans are unsecured.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

In addition to these historical loss factors, management also uses a qualitative factor that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

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

Embassy Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed and the assets are carried at the lower of cost or fair value less cost to sell.  Changes in the valuation allowance on foreclosed assets are included in other income.   Costs to maintain the assets are included in other expenses. Any gain or loss realized upon disposal of other real estate owned is included in other income.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Company on certain of its employees.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from increases in cash surrender value of the policies is included in non-interest income.

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

Embassy Bancorp, Inc.

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

	2012	2011

	(Dollars In Thousands, Except Per Share Data)

Net income	$5,743	$5,144

Weighted average shares outstanding	7,195,353	7,164,565
Dilutive effect of potential common
shares, stock options	21,331	41,288
Diluted weighted average common
shares outstanding	7,216,684	7,205,853
Basic earnings per share	$0.80	$0.72
Diluted earnings per share	$0.80	$0.71

Stock options of 127,942 and 72,139 were not considered in computing diluted earnings per common share for the years ended December 31, 2012 and 2011, respectively, because they are not dilutive to earnings.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2012 and 2011 were $96 thousand and $97 thousand, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Embassy Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. In accordance with new Financial Accounting Standards Board guidance, the Company has disclosed the components of comprehensive income in the accompanying statements of comprehensive income.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, Compensation-Stock Compensation. ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award based on the fair value of the award.  The Black-Scholes model is used to estimate the fair value of stock options.

Subsequent Events

The Company follows ASC Topic 855 Subsequent Events.  This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2012 through the date these financial statements were available for issuance for items that should potentially be recognized or disclosed in these financial statements.

Embassy Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards

ASU 2013-02 (Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income):

The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income.  This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, on the respective line items in the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  Reclassifications that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period are required to be cross referenced to other U.S. GAAP disclosures that provide additional detail about those amounts.  This is the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account rather than directly to income or expense in the same reporting period.  For example, some portion of net periodic pension cost is immediately reported in net income, but other portions may be capitalized to an asset balance such as fixed assets or inventory.  An entity with significant defined benefit pension costs reclassified out of accumulated other comprehensive income but not to net income in its entirety in the same reporting period should identify the amount of each pension cost component reclassified out of accumulated other comprehensive income and make reference to the relevant pension cost disclosure that provides greater detail about these reclassifications.

The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income.

The provisions of this ASU are effective for public entities prospectively for reporting periods beginning after December 15, 2012.  The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

ASU 2011-04 (Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs):

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted.  The Company adopted this update on January 1, 2012 and the new disclosures are included in Note 16.

Embassy Bancorp, Inc.

Note 1 - Summary of Significant Accounting Policies (Continued)

ASU 2011-05 (Comprehensive Income: Presentation of Comprehensive Income):

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The provisions of this update amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update were effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.  The Company adopted this update on January 1, 2012, and the new Consolidated Statements of Comprehensive Income are included in these financial statements.

Reclassification

Certain amounts in the 2011 financial statements may have been reclassified to conform to 2012 presentation. These reclassifications had no effect on 2011 net income.

Embassy Bancorp, Inc.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2012 :
U.S. Government agency obligations	$40,386	$237	$(18)	$40,605
Municipal bonds	36,273	2,696	(17)	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	8,487	530	-	9,017
Corporate Bonds	3,254	29	-	3,283
Total	$88,400	$3,492	$(35)	$91,857

December 31, 2011 :
U.S. Government agency obligations	$33,399	$297	$(7)	$33,689
Municipal bonds	37,415	2,633	-	40,048
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	13,164	677	-	13,841
Corporate Bonds	4,514	91	(73)	4,532
Total	$88,492	$3,698	$(80)	$92,110

The amortized cost and fair value of securities as of December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)

Due in one year or less	$20,363	$20,463
Due after one year through five years	22,387	22,666
Due after five years through ten years	22,331	23,520
Due after ten years	14,832	16,191
	79,913	82,840
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	8,487	9,017
	$88,400	$91,857

Gross gains of $1.2 million and  $487 thousand were realized on sales of securities for the years ended December 31, 2012 and December 31, 2011, respectively. There were no gross losses in 2012 or 2011 on the sale of securities.

Embassy Bancorp, Inc.

Note 2 – Securities Available For Sale                                                             (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2012 :	(In Thousands)

U.S. Government agency obligations	$9,163	$(18)	$-	$-	$9,163	$(18)
Municipal bonds	1,057	(17)	-	-	1,057	(17)
Total Temporarily Impaired Securities	$10,220	$(35)	$-	$-	$10,220	$(35)

December 31, 2011 :

U.S. Government agency obligations	$2,007	$(7)	$-	$-	$2,007	$(7)
Corporate Bonds	1,922	(73)	-	-	1,922	(73)
Total Temporarily Impaired Securities	$3,929	$(80)	$-	$-	$3,929	$(80)

The Company had ten (10) securities in an unrealized loss position at December 31, 2012.  Unrealized losses are due only to market rate fluctuations. As of December 31, 2012, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

            Securities with a carrying value of $45.8 million and $47.7 million at December 31, 2012 and December 31, 2011, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 3 – Loans Receivable

The following table presents the composition of loans receivable at December 31, 2012 and 2011 respectively:

	2012	2011

	(In Thousands)

Commercial real estate	$204,904	$171,792
Commercial construction	19,717	13,414
Commercial	28,696	26,879
Residential real estate	250,854	210,361
Consumer	1,382	1,140

Total Loans	505,553	423,586

Unearned net loan origination fees	(334)	(245)
Allowance for Loan Losses	(5,147)	(4,215)

	$500,072	$419,126

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Allowance for loan losses:	(In Thousands)
Balance, beginning	$4,215	$3,709
Provision for loan losses	1,183	734
Loans charged off	(270)	(250)
Recoveries	19	22
Balance at end of year	$5,147	$4,215

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2012 and December 31, 2011, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2012	(In Thousands)

Commercial real estate	$197,879	$748	$6,277	$-	$204,904
Commercial construction	16,102	341	3,274	-	19,717
Commercial	28,066	530	100	-	28,696
Residential real estate	249,737	156	660	301	250,854
Consumer	1,382	-	-	-	1,382
Total	$493,166	$1,775	$10,311	$301	$505,553

December 31, 2011

Commercial real estate	$163,828	$865	$7,099	$-	$171,792
Commercial construction	9,090	-	4,324	-	13,414
Commercial	26,612	194	73	-	26,879
Residential real estate	209,810	282	269	-	210,361
Consumer	1,140	-	-	-	1,140
Total	$410,480	$1,341	$11,765	$-	$423,586

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2012 and 2011, respectively:

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(In Thousands)
With no related allowance recorded:
Commercial real estate	$5,985	$5,985		$6,031	$301
Commercial construction	2,117	2,117		3,218	77
Commercial	291	291		302	7
Residential real estate	458	458		377	23
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$1,635	$1,635	$411	$1,899	$161
Commercial construction	1,498	1,498	198	749	44
Commercial	11	60	11	5	-
Residential real estate	660	660	130	689	18
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,620	$7,620	$411	$7,930	$462
Commercial construction	3,615	3,615	198	3,967	121
Commercial	302	351	11	307	7
Residential real estate	1,118	1,118	130	1,066	41
Consumer	-	-	-	-	-
	$12,655	$12,704	$750	$13,270	$631

December 31, 2011

With no related allowance recorded:
Commercial real estate	$7,814	$7,863		$5,787	$492
Commercial construction	3,974	3,974		3,360	156
Commercial	362	362		363	15
Residential real estate	552	552		498	24
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$670	$670	$107	$463	$42
Commercial construction	-	-	-	-	-
Commercial	55	55	19	61	4
Residential real estate	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial real estate	$8,484	$8,533	$107	$6,250	$534
Commercial construction	3,974	3,974	-	3,360	156
Commercial	417	417	19	424	19
Residential real estate	552	552	-	498	24
Consumer	-	-	-	-	-
	$13,427	$13,476	$126	$10,532	$733

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2012 and 2011, respectively:

	December 31, 2012	December 31, 2011

	(In Thousands)

Commercial real estate	$2,104	$1,869
Commercial construction	-	-
Commercial	39	-
Residential real estate	301	-
Consumer	-	-
Total	$2,444	$1,869

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 and 2011, respectively:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

	(In Thousands)
Commercial real estate	$831	$-	$1,809	$2,640	$202,264	$204,904	$351
Commercial construction	2,559	-	-	2,559	17,158	19,717	-
Commercial	-	39	10	49	28,647	28,696	10
Residential real estate	301	-	301	602	250,252	250,854	-
Consumer	13	-	-	13	1,369	1,382	-
Total	$3,704	$39	$2,120	$5,863	$499,690	$505,553	$361

December 31, 2011

Commercial real estate	$300	$1,222	$2,074	$3,596	$168,196	$171,792	$205
Commercial construction	-	1,412	-	1,412	12,002	13,414	-
Commercial	-	-	61	61	26,818	26,879	61
Residential real estate	-	269	-	269	210,092	210,361	-
Consumer	22	-	-	22	1,118	1,140	-
Total	$322	$2,903	$2,135	$5,360	$418,226	$423,586	$266

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses (Continued)

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable at December 31, 2012, and the activity in the allowance for loan losses for the year ended December 31, 2011:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)

Year Ending December 31, 2012
Beginning Balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215
Charge-offs	(231)	-	-	(39)	-	-	(270)
Recoveries	1	-	-	18	-	-	19
Provisions	973	308	(29)	7	(7)	(69)	1,183
Ending Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147

Year Ending December 31, 2011
Beginning Balance - December 31, 2010	$1,014	$443	$325	$1,309	$35	$583	$3,709
Charge-offs	(137)	-	(50)	(63)	-	-	(250)
Recoveries	2	-	4	4	12	-	22
Provisions	385	(91)	144	441	(7)	(138)	734
Ending Balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses (Continued)

The following tables represent the allocation of the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2012 and December 31, 2011.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2012
Allowance for Loan Losses
Ending Balance	$2,007	$660	$394	$1,677	$33	$376	$5,147
Ending balance: individually evaluated for impairment	$411	$198	$11	$130	$-	$-	$750
Ending balance: collectively evaluated for impairment	$1,596	$462	$383	$1,547	$33	$376	$4,397

Loans receivables:
Ending balance	$204,904	$19,717	$28,696	$250,854	$1,382		$505,553
Ending balance: individually evaluated for impairment	$7,620	$3,615	$302	$1,118	$-		$12,655
Ending balance: collectively evaluated for impairment	$197,284	$16,102	$28,394	$249,736	$1,382		$492,898

December 31, 2011
Allowance for Loan Losses
Ending Balance	$1,264	$352	$423	$1,691	$40	$445	$4,215
Ending balance: individually evaluated for impairment	$107	$-	$19	$-	$-	$-	$126
Ending balance: collectively evaluated for impairment	$1,157	$352	$404	$1,691	$40	$445	$4,089

Loans receivables:
Ending balance	$171,792	$13,414	$26,879	$210,361	$1,140		$423,586
Ending balance: individually evaluated for impairment	$8,484	$3,974	$417	$552	$-		$13,427
Ending balance: collectively evaluated for impairment	$163,308	$9,440	$26,462	$209,809	$1,140		$410,159

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

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses (Continued)

The following table presents newly restructured loans that occurred during the years ended December 31, 2012 and 2011:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Year Ending December 31, 2012
Commercial real estate	4	$1,247	$1,247
Commercial construction	1	341	341
Commercial	1	3	3
Residential real estate	1	660	660

	7	$2,251	$2,251
Year Ending December 31, 2011
Commercial real estate	2	$1,920	$1,920
Commercial construction	4	2,808	2,808
Commercial	-	-	-
Residential real estate	2	161	161

	8	$4,889	$4,889

Of the TDRs described above, two loans required an impairment reserve of $206 thousand recorded in the allowance for loan losses for the twelve months ended December 31, 2012 and two loans attributable to one customer relationship required an impairment reserve of $19 thousand recorded in the allowance for loan losses for the twelve months ended December 31, 2011.    As of the years ended December 31, 2012 and 2011, no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the twelve months ended December 31, 2012.

The following table represents loans that were modified and classified as a TDR within the twelve months ended December 31, 2011 that experienced a payment default (loans ninety or more days past due):

	Number of Loans	Recorded Investment

	(Dollars In Thousands)
Year ending December 31, 2011
Commercial real estate	4	$1,309

	4	$1,309

Embassy Bancorp, Inc.

Note 5 - Bank Premises and Equipment

The components of premises and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011

	(In Thousands)

Furniture, fixtures and equipment	$2,416	$2,120
Leasehold improvements	2,115	1,837
Computer equipment and data processing software	1,274	1,082
Automobiles	166	166
Construction in progress	-	153

	5,971	5,358
Accumulated depreciation	(3,876)	(3,263)

	$2,095	$2,095

Note 6 – Deposits

The components of deposits at December 31, 2012 and 2011 are as follows:

	December 31,	December 31,
	2012	2011

	(In Thousands)
Demand, non-interest bearing	$51,741	$38,386
Demand, NOW and money market, interest bearings	61,638	40,128
Savings	381,012	327,048
Time, $100 and over	23,409	32,784
Time, other	35,220	43,429
Total deposits	$553,020	$481,775

At December 31, 2012, the scheduled maturities of time deposits are as follows (in thousands):

2013	$30,578
2014	10,867
2015	9,639
2016	5,849
2017	1,696

$58,629

Embassy Bancorp, Inc.

Note 7 - Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within a few days from the transaction date and are reflected at the amount of cash received in connection with the transaction. The securities are retained under the Company’s control at its safekeeping agent. The Company adjusts collateral based on the fair value of the underlying securities, on a monthly basis. Information concerning securities sold under agreements to repurchase for the years ended December 31, 2012 and 2011 is summarized as follows:

	2012	2011

	(Dollars In Thousands)

Balance outstanding at December 31	$24,452	$33,953
Weighted average interest rate at the end of the year	0.10%	0.25%
Average daily balance during the year	$31,638	$38,100
Weighted average interest rate during the year	0.20%	0.46%
Maximum month-end balance during the year	$40,842	$51,043

Note 8 – Long-term Borrowings

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $239.2 million, of which $7.9 million was outstanding at December 31, 2012, all of which is long term. This borrowing capacity with the FHLB includes a line of credit of $25.0 million.  The Bank also has a $6.0 million line of credit with Atlantic Central Bankers Bank, of which none was outstanding at December 31, 2012 and 2011, respectively. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured. The Company has two lines of credit with Univest Bank and Trust Co., totaling $10.0 million, of which $4.7 million and $5.2 million was outstanding at December 31, 2012 and 2011, respectively. These lines of credit are secured by 833,333 shares of Bank stock, subordinate to all senior indebtedness of the Company.  Under the terms of the loan agreement, the Bank is required to remain well capitalized and maintain a debt service coverage ratio of 1:1. At year-end, the Company was in compliance with its loan covenants.

The components of long-term borrowings with the FHLB at December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding

June 2013	3.86%	4,834	3.86%	4,834
August 2013	3.98%	3,052	3.98%	3,052
		$7,886		$7,886

Embassy Bancorp, Inc.

Note 8 – Long-term Borrowings (Continued)

The components of long-term borrowings with Univest at December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
November 2015	7.50%	$4,700	7.50%	$5,200

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

Future minimum lea            se payments by year and in the aggregate, under all lease agreements, are as follows (in thousands):

	Related Parties	Third Parties	Total
2013	$396	$746	$1,142
2014	$403	$707	$1,110
2015	$410	$684	$1,094
2016	$403	$699	$1,102
2017	$380	$723	$1,103
Thereafter	$-	$1,434	$1,434

	$1,992	$4,993	$6,985

Total rent expense was $1.1 million for the years ended December 31, 2012 and 2011. Rent expense to related parties was $368 thousand and $306 thousand for the years ended December 31, 2012 and 2011, respectively.

Note 10 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Executive Vice President of Commercial Lending.

The Company has a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provide for payments upon retirement, death or disability.  As of December 31, 2012 and 2011, other liabilities include $1.6 million and $1.2 million, respectively, accrued under these plans.  For the years ended December 31, 2012 and 2011, $409 thousand and $369 thousand, respectively, were expensed under these plans.

Embassy Bancorp, Inc.

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

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  In February 2013 and 2012, the Company granted 8,164 and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2012 and 2011.  In February 2012, the Company also granted stock options to purchase 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $39 thousand for the year ended December 31, 2012.  At December 31, 2012, approximately $96 thousand unrecognized cost related to these stock options will be recognized over the next 2.15 years.  The fair value of the options granted in 2012 was determined with the following weighted average assumptions; dividend yield of 0%, risk free interest rate of 1.43%, expected life of 7.5 years, and expected volatility of 31.10%.  The weighted average fair value of options granted in 2012 was $2.56 per share.  At December 31, 2012, there were 439,397 shares available for issuance under the SIP.  In February 2013, the Company granted stock options to purchase 29,742 shares of stock to certain executive officers in accordance with their respective employment agreements.

Embassy Bancorp, Inc.

Note 11 - Stock Option and Stock Incentive Plans (Continued)

Activity under these plans related to stock options are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2010	239,973	$6.30
Granted	-	-
Exercised	(34,119)	3.35
Forfeited	(13,463)	4.32

Outstanding, December 31, 2011	192,391	$6.96
Granted	52,611	7.00
Exercised	(49,729)	3.91
Forfeited	(19,561)	5.87

Outstanding, December 31, 2012	175,712	$7.96

Exercisable, December 31, 2012	123,101	$8.37

Stock options outstanding at December 31, 2012 are exercisable at prices ranging from $6.40 to $10.00 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2012 is 3.52 years. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2011 was 1.99 years. At December 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $224 thousand.  The intrinsic value was determined by using the latest known sales price of the Company’s common stock. For the years ending December 31, 2012 and 2011, the aggregate intrinsic value of options exercised was $154 thousand and $113 thousand, respectively.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2012:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.00 to $7.00	6.69	108,373	4.46	55,762
$9.00 to $10.00	10.00	67,339	2.00	67,339

		175,712	3.52	123,101

Embassy Bancorp, Inc.

Note 12 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Thousands)

Current	$2,853	$2,537
Deferred	(628)	(453)

	$2,225	$2,084

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statement of income for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011

	(In Thousands)

Federal income tax at statutory rate	$2,709	$2,458
Tax free interest	(490)	(396)
Other	6	22

	$2,225	$2,084

The Company follows guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes. The Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2012 and 2011, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company is subject to U.S. federal income tax. Neither the Company nor the Bank is subject to examination by U.S. Federal taxing authorities for years before 2009.

Embassy Bancorp, Inc.

Note 12 - Federal Income Taxes (Continued)

The components of the net deferred tax asset at December 31, 2012 and 2011 are as follows:

	2012	2011

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,669	$1,329
Accrued SERP	553	413
Other	209	29

Total Deferred Tax Assets	2,431	1,771

Deferred tax liabilities:
Premises and equipment	95	187
Prepaid assets	223	145
Deferred loan costs	263	217
Unrealized gain on securities available for sale	1,175	1,230

Total Deferred Tax Liabilities	$1,756	$1,779

Net Deferred Tax Asset (Liability)	$675	$(8)

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Embassy Bancorp, Inc.

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

Related parties were indebted to the Company for loans totaling $2.6 million and $2.2 million at December 31, 2012 and 2011, respectively.  During 2012, loans totaling $1.1 million were disbursed and loan repayments totaled $776 thousand.

Fees paid to related parties for legal services for the years ended December 31, 2012 and 2011 were approximately $49 thousand and $31 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as described in Note 9.

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2012	2011

	(In Thousands)

Commitments to grant loans, fixed	$5,285	$887
Commitments to grant loans, variable	8,994	11,319
Unfunded commitments under lines of credit, fixed	16,377	4,548
Unfunded commitments under lines of credit, variable	60,627	57,174
Standby letters of credit	4,994	4,422

	$96,277	$78,350

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

Embassy Bancorp, Inc.

Note 14 - Financial Instruments with Off-Balance Sheet Risk (Continued)

Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2012 and 2011 was $5.0 million and $4.4 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.5 million and $4.3 million, respectively. The current amount of the liability as of December 31, 2012 and 2011 for guarantees under standby letters of credit issued is not considered material.

Note 15 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2012,  the Company had a $2.3 million minimum reserve balance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Embassy Bancorp, Inc.

Note 15 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios at December 31, 2012 and 2011 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2012:
Total capital (to risk-weighted assets)	$57,193	13.3%	$	≥	34,400	≥	8.0%	$	≥	43,000	≥	10.0%
Tier 1 capital (to risk-weighted assets)	52,046	12.1		≥	17,200	≥	4.0		≥	25,800	≥	6.0
Tier 1 capital (to average assets)	52,046	8.0		≥	25,999	≥	4.0		≥	32,498	≥	5.0

December 31, 2011:
Total capital (to risk-weighted assets)	$50,863	13.8%	$	≥	29,412	≥	8.0%	$	≥	36,765	≥	10.0%
Tier 1 capital (to risk-weighted assets)	46,648	12.7		≥	14,706	≥	4.0		≥	22,059	≥	6.0
Tier 1 capital (to average assets)	46,648	8.3		≥	22,579	≥	4.0		≥	28,223	≥	5.0

The Company’s actual capital amounts and ratios at December 31, 2012 and 2011 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2012:
Total capital (to risk-weighted assets)	$52,892	12.3%	$	≥	34,401	≥	8.0%
Tier 1 capital (to risk-weighted assets)	47,745	11.1		≥	17,200	≥	4.0
Tier 1 capital (to average assets)	47,745	7.3		≥	26,223	≥	4.0

December 31, 2011:
Total capital (to risk-weighted assets)	$46,160	12.6%	$	≥	29,413	≥	8.0%
Tier 1 capital (to risk-weighted assets)	41,945	11.4		≥	14,706	≥	4.0
Tier 1 capital (to average assets)	41,945	7.4		≥	22,764	≥	4.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

Note 16 - Fair Value of Financial Instruments (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2012 and 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$40,605	$-	$40,605
Municipal Bonds	-	38,952	-	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,017	-	9,017
Corporate bonds	-	3,283	-	3,283

December 31, 2012 Securities available for sale	$-	$91,857	$-	$91,857

U.S. Government agency obligations	$-	$33,689	$-	$33,689
Municipal Bonds	-	40,048	-	40,048
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	13,841	-	13,841
Corporate bonds	-	4,532	-	4,532

December 31, 2011 Securities available for sale	$-	$92,110	$-	$92,110

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2012 Impaired loans (1)	$-	$-	$2,006	$2,006
December 31, 2012 Impaired loans (2)	$-	$-	$1,048	$1,048
December 31, 2012 Other real estate owned (1)	$-	$-	$3,038	$3,038
December 31, 2011 Impaired loans (1)	$-	$-	$599	$599
December 31, 2011 Other real estate owned (1)	$-	$-	$3,388	$3,388

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses.

(2) Fair Value determined using the debt service of the borrower.

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

Embassy Bancorp, Inc.

Note 16 - Fair Value of Financial Instruments (Continued)

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell.  Fair value is based upon independent market prices or appraised value of the property.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

At December 31, 2012, of the impaired loans having an aggregate balance of $12.7 million, $8.9 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $3.8 million in impaired loans, an aggregate valuation allowance of $750 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
December 31, 2012 Impaired loans	$2,006	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-11.3%)
			Liquidation expenses (3)	0 to -10% (-8.9%)

December 31, 2012 Impaired loans	$1,048	Discounted cash flows (5)	Discount rate	3.25% to 7% (5.1%)

December 31, 2012 Other real estate owned	$3,038	Listings, Letters of intent and Third-party evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.
(5)	Fair value is determined using the debt service of the borrower.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2012 and December 31, 2011:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Embassy Bancorp, Inc.

Note 16 - Fair Value of Financial Instruments (Continued)

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

Embassy Bancorp, Inc.

Note 16 - Fair Value of Financial Instruments (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Embassy Bancorp, Inc.

Note 16 - Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2012 and 2011:

	December 31, 2012
	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,940	$29,940	$29,940	$-	$-
Interest bearing time deposits	5,945	5,977	-	5,977	-
Securities available-for-sale	91,857	91,857	-	91,857	-
Loans receivable, net of allowance	500,072	508,053	-	-	508,053
Restricted investments in bank stock	1,454	1,454	-	1,454	-
Accrued interest receivable	1,578	1,578	-	1,578	-

Financial liabilities:
Deposits	553,020	553,756	-	553,756	-
Securities sold under agreements to
repurchase and federal funds purchased	24,452	24,452	-	24,452	-
Long-term borrowings	12,586	12,708	-	-	12,708
Accrued interest payable	327	327	-	327	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

	December 31, 2011
	Carrying	Fair Value
	Amount	Estimate

	(In Thousands)
Financial assets:
Cash and cash equivalents	$46,135	$46,135
Interest bearing time deposits	7,698	7,720
Securities available-for-sale	92,110	92,110
Loans receivable, net of allowance	419,126	427,861
Restricted investments in bank stock	1,641	1,641
Accrued interest receivable	1,568	1,568

Financial liabilities:
Deposits	481,775	482,344
Securities sold under agreements to
repurchase and federal funds purchased	33,953	33,955
Long-term borrowings	13,086	13,422
Accrued interest payable	582	582

Off-balance sheet financial instruments:
Commitments to grant loans	-	-
Unfunded commitments under lines of credit	-	-
Standby letters of credit	-	-

Embassy Bancorp, Inc.

Note 17 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	As of December 31,
	2012	2011
	(In Thousands)
ASSETS

Cash	$520	$607
Other assets	19	11
Investment in subsidiary	54,328	49,036
Total Assets	$54,867	$49,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$4,700	$5,200
Other liabilities	140	121
Stockholders’ equity	50,027	44,333
Total Liabilities and Stockholders’ Equity	$54,867	$49,654

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2012	2011
	(In Thousands)

Interest expense on borrowings	$(387)	$(425)
Other expenses	(333)	(242)
Equity in net income of banking subsidiary	6,227	5,592
Income before income taxes	5,507	4,925
Income tax benefit	236	219
Net income	$5,743	$5,144
Equity in other comprehensive
income (loss) of banking subsidiary	(106)	2,092
Comprehensive income	$5,637	$7,236

Embassy Bancorp, Inc.

Note 17 – Parent Company Only Financial (Continued)

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2012	2011
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$5,743	$5,144
Adjustments to reconcile net income to net cash provided
by operating activities:
Net change in other assets and liabilities	67	131
Equity in net income of banking subsidiary	(6,227)	(5,592)
Net Cash Used in Operating Activities	(417)	(317)

Cash Flows from Investing Activities:
Dividend from banking subsidiary	891	1,259
Net Cash Provided by Investing Activities	891	1,259

Cash Flows from Financing Activities:
Repayment of long-term borrowings	(500)	(500)
Exercise of stock options, net of payment stock tendered	121	(19)
Dividends Paid	(182)	(215)

Net Cash Used in Financing Activities	(561)	(734)
Net (Decrease) Increase in Cash	(87)	208
Cash – Beginning	607	399

Cash - Ending	$520	$607

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

    (a)  Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2012, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

    (b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Embassy Bancorp, Inc.

Item 9B. OTHER INFORMATION.

None.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2013 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2013 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2013 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR         INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2013 annual meeting of shareholders.

Embassy Bancorp, Inc.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following fees were incurred by the Company for 2012 and 2011:

	2012	2011
Audit fees (1)	$74,467	$70,933
Audit -related fees (2)	2,591	1,000
Tax fees (3)	9,163	12,454
All other fees (4)	45,695	-

	$131,916	$84,387

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

Additional information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Fees Paid to Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2013 annual meeting of shareholders.

Embassy Bancorp, Inc.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-3 filed on June 18, 2012).
10.2	Embassy Bancorp, Inc. Option Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-8 filed on February 22, 2010).
10.3	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s definitive proxy statement filed on April 30, 2010).
10.4	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 14, 2010).
10.5	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on May 14, 2010).
10.6	Lease Agreement for the Rte. 512 Bethlehem Office (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 31, 2009).
10.7

Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, Pennsylvania (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 31, 2009).

10.8	Lease Addendum for additional space in the Rte. 512, Bethlehem Office (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 31, 2009).
10.9	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, Pennsylvania (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 31, 2009).
10.10	Lease Agreement for Tilghman Street location (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 31, 2009).
10.11	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 31, 2009).
10.12	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed on March 31, 2009).
10.13	Lease Agreement dated March 19, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 31, 2009).
10.14

Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on October 26, 2011).

10.15

Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 7, 2012).

10.16	Employment Agreement – D. Lobach, dated January 1, 2006 (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 31, 2009).
10.17

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed on November 23, 2010).

10.18	Employment Agreement – J. Hunsicker, dated January 1, 2006 (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 31, 2009).

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.19

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed on November 23, 2010).

10.20	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 31, 2009).
10.21

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

10.24

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 23, 2010).

10.25

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 2, 2013).

10.26

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on November 23, 2010).

10.27

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 1, 2013 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 2, 2013).

10.28

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 23, 2010).

10.29

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on January 2, 2013).

10.30

Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on December 24, 2009).

10.31

Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on December 24, 2009).

10.32

Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K filed on December 24, 2009).

10.33

Loan Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on December 24, 2009).

10.34

Subordinated Term Loan Note, dated as of November 11, 2008, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K filed on December 24, 2009).

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.35

Stock Pledge Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K filed on December 24, 2009).

10.36

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

Embassy Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: March 28, 2013	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 28, 2013	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2013	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 28, 2013	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 28, 2013	/s/ John B. Brew, Jr.
John B. Brew, Jr., Director

Dated: March 28, 2013	/s/ Robert P. Daday
Robert P. Daday, Director

Dated: March 28, 2013	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 28, 2013	/s/ Elmer D. Gates
Elmer D. Gates, Lead Director

Dated: March 28, 2013	/s/ M. Bernadette Holland
M. Bernadette Holland, Director

Dated: March 28, 2013	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 28, 2013	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 28, 2013	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 28, 2013	/s/ John T. Yurconic
John T. Yurconic, Director

Embassy Bancorp, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-3 filed on June 18, 2012).
10.2	Embassy Bancorp, Inc. Option Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-8 filed on February 22, 2010).
10.3	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s definitive proxy statement filed on April 30, 2010).
10.4	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 14, 2010).
10.5	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on May 14, 2010).
10.6	Lease Agreement for the Rte. 512 Bethlehem Office (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 31, 2009).
10.7

Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, Pennsylvania (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 31, 2009).

10.8	Lease Addendum for additional space in the Rte. 512, Bethlehem Office (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 31, 2009).
10.9	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, Pennsylvania (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 31, 2009).
10.10	Lease Agreement for Tilghman Street location (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 31, 2009).
10.11	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 31, 2009).
10.12	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed on March 31, 2009).
10.13	Lease Agreement dated March 19, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 31, 2009).
10.14

Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on October 26, 2011).

10.15

Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 7, 2012).

10.16	Employment Agreement – D. Lobach, dated January 1, 2006 (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 31, 2009).
10.17

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed on November 23, 2010).

10.18	Employment Agreement – J. Hunsicker, dated January 1, 2006 (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 31, 2009).

Embassy Bancorp, Inc.

EXHIBIT INDEX (Continued)

Exhibit
Number	Description
10.19

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed on November 23, 2010).

10.20	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 31, 2009).
10.21

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

10.24

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 23, 2010).

10.25

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 2, 2013).

10.26

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on November 23, 2010).

10.27

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 1, 2013 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 2, 2013).

10.28

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 23, 2010).

10.29

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on January 2, 2013).

10.30

Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on December 24, 2009).

10.31

Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on December 24, 2009).

10.32

Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K filed on December 24, 2009).

10.33

Loan Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on December 24, 2009).

10.34

Subordinated Term Loan Note, dated as of November 11, 2008, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K filed on December 24, 2009).

Embassy Bancorp, Inc.

EXHIBIT INDEX (Continued)

Exhibit
Number	Description
10.35

Stock Pledge Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K filed on December 24, 2009).

10.36

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

Embassy Bancorp, Inc.

Exhibit 21.1

            SUBSIDIARIES OF THE REGISTRANT

1.  Embassy Bank for the Lehigh Valley, Bethlehem, Pennsylvania; a state-chartered bank organized under Pennsylvania Banking Code of 1965.

Embassy Bancorp, Inc.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-165015 and 333-169018) and S-3 (No. 333-182189) of Embassy Bancorp, Inc. of our report dated March 28, 2013, relating to the consolidated financial statements, which appears in this Annual Report on Form 10-K.

/s/ ParenteBeard LLC

Allentown, Pennsylvania

March 28, 2013

Embassy Bancorp, Inc.

EXHIBIT 31.1

CERTIFICATION

I, David M. Lobach, Jr., certify that:

1.     I have reviewed this annual report on Form 10-K of Embassy Bancorp, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.     Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of  the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal  control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   I evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer
DATED: March, 28, 2013

Embassy Bancorp, Inc.

EXHIBIT 31.2

CERTIFICATION

I, Judith A. Hunsicker, certify that:

1.     I have reviewed this annual report on Form 10-K of Embassy Bancorp, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.     Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of  the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal  control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   I evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer
DATED: March, 28, 2013

Embassy Bancorp, Inc.

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. 1350 and

Section 906 of Sarbanes-Oxley Act of 2002

We hereby certify that the foregoing Form 10-K of Embassy Bancorp, Inc. for the year ended December 31, 2012 complies in all respects with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Embassy Bancorp, Inc.

/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer

DATED: March 28, 2013