Form 10-Q
period 2013-03-31
Embassy Bancorp, Inc.
filed 2013-05-14
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 10, 2013	($1.00 Par Value)	7,247,587
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2013	2012

	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$11,477	$16,116
Interest bearing demand deposits with banks	1,728	12,824
Federal funds sold	1,000	1,000

Cash and Cash Equivalents	14,205	29,940

Interest bearing time deposits	4,134	5,945
Securities available for sale	86,687	91,857
Restricted investment in bank stock	1,454	1,454
Loans receivable, net of allowance for loan losses of $5,011 in 2013; $5,147 in 2012	515,620	500,072
Premises and equipment, net of accumulated depreciation	1,975	2,095
Bank owned life insurance	5,025	4,976
Accrued interest receivable	1,637	1,578
Other real estate owned	2,713	3,038
Other assets	2,581	2,054

Total Assets	$636,031	$643,009

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$48,019	$51,741
Interest bearing	494,020	501,279

Total Deposits	542,039	553,020

Securities sold under agreements to repurchase	27,515	24,452
Long-term borrowings	12,386	12,586
Accrued interest payable	306	327
Other liabilities	2,550	2,597

Total Liabilities	584,796	592,982

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2013 issued 7,247,587 shares; outstanding 7,247,587 shares;
2012 issued 7,238,823 shares; outstanding 7,238,823 shares	7,248	7,239
Surplus	23,212	23,146
Retained earnings	18,538	17,360
Accumulated other comprehensive income	2,237	2,282

Total Stockholders' Equity	51,235	50,027

Total Liabilities and Stockholders' Equity	$636,031	$643,009

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2013	2012

INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,486	$5,307
Securities, taxable	222	328
Securities, non-taxable	289	313
Federal funds sold, and other	5	28
Interest on time deposits	14	27
Total Interest Income	6,016	6,003

INTEREST EXPENSE

Deposits	624	1,003
Securities sold under agreements to repurchase and federal funds purchased	5	26
Long-term borrowings	164	178
Total Interest Expense	793	1,207

Net Interest Income	5,223	4,796

PROVISION FOR LOAN LOSSES	280	130

Net Interest Income after
Provision for Loan Losses	4,943	4,666

OTHER INCOME

Credit card processing fees	322	286
Other service fees	128	105
Bank owned life insurance	49	23
Profit (loss) on sale of other real estate owned	4	(8)
Impairment on other real estate owned	(6)	(100)
Total Other Income	497	306

OTHER EXPENSES

Salaries and employee benefits	1,732	1,488
Occupancy and equipment	591	602
Data processing	305	267
Credit card processing	285	249
Advertising and promotion	221	188
Professional fees	126	107
FDIC insurance	104	87
Insurance	14	12
Loan & Real Estate	50	49
Charitable contributions	160	142
Other real estate owned expenses	23	26
Other	214	158
Total Other Expenses	3,825	3,375

Income before Income Taxes	1,615	1,597

INCOME TAX EXPENSE	437	427

Net Income	$1,178	$1,170

BASIC EARNINGS PER SHARE	$0.16	$0.16

DILUTED EARNINGS PER SHARE	$0.16	$0.16

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2013		2012

	(In Thousands)

Net Income		$1,178		$1,170
Other Comprehensive Income:
Unrealized holding (losses) gains on securities available for sale	(68)		94
Less: reclassification adjustment for realized gains (losses)	-		-
	(68)		94
Income tax effect	23		(32)
Net unrealized (losses) gains	(45)		62

Other comprehensive (losses) income, net of tax		(45)		62

Comprehensive Income		$1,133		$1,232

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2013 and 2012

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total

	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

Net income	-	-	1,170	-	-	1,170
Other comprehensive income	-	-	-	62	-	62
Exercise of stock options, 702 shares	1	2	-	-	-	3
Compensation expense recognized on stock
options	-	5	-	-	-	5
Common stock grants to directors,
7,992 shares	8	48	-	-	-	56

BALANCE - MARCH 31, 2012	$7,180	$22,927	$13,075	$2,450	$(3)	$45,629

BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$-	$50,027

Net income	-	-	1,178	-	-	1,178
Other comprehensive loss	-	-	-	(45)	-	(45)
Compensation expense recognized on stock
options	-	13	-	-	-	13
Common stock grants to directors,
8,764 shares	9	53	-	-	-	62

BALANCE - MARCH 31, 2013	$7,248	$23,212	$18,538	$2,237	$-	$51,235

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,178	$1,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	280	130
Accretion of deferred loan costs	(15)	(7)
Depreciation and amortization	156	164
Net amortization of investment security premiums and discounts	95	95
Stock compensation cxpense	13	5
(Gain) loss on sale of other real estate owned	(4)	8
Impairment on other real estate owned	6	100
Income on bank owned life insurance	(49)	(23)
Increase in accrued interest receivable	(59)	(187)
Increase in other assets	(527)	(562)
Decrease in accrued interest payable	(21)	(134)
(Decrease) increase in other liabilities	(397)	1,173

Net Cash Provided by Operating Activities	656	1,932

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale	-	(8,570)
Maturities, calls and principal repayments of securities available for sale	5,007	1,198
Net increase in loans	(15,374)	(12,898)
Redemption of restricted investment in bank stock	-	80
Net maturities (purchases) of interest bearing time deposits	1,811	(9)
Proceeds from sale of other real estate owned	319	311
Purchases of premises and equipment	(36)	(321)

Net Cash Used in Investing Activities	(8,273)	(20,209)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits	(10,981)	44,119
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	3,063	(4,967)
Payment of long-term borrowed funds	(200)	(100)
Exercise of stock options, net payment for stock tendered	-	3

Net Cash Provided by Financing Activities	(8,118)	39,055

Net (Decrease) Increase in Cash and Cash Equivalents	(15,735)	20,778

CASH AND CASH EQUIVALENTS - BEGINNING	29,940	46,135

CASH AND CASH EQUIVALENTS - ENDING	$14,205	$66,913

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$814	$1,341

Income taxes paid	$950	$750

Other real estate sold through bank financing	$439	$-

Deferral of gain from sale of other real estate sold through bank financing	$116	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2013 through the date these consolidated financial statements were issued.

Certain amounts in the 2012 financial statements may have been reclassified to conform to 2013 presentation. These reclassifications had no effect on 2012 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2012.

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

Note 4 – Stock Incentive Plan

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries.  The Board of Directors believes that the SIP will encourage the designated participants to contribute materially to the growth of the Company. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Stock Incentive Plan (Continued)

determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted.

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.    In February 2013 and 2012, the Company granted 8,764 and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2012 and 2011.  In February 2013 and 2012, the Company also granted stock options to purchase 29,742 and 52,611 shares of stock, respectively to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $13 thousand and $5 thousand for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, approximately $140 thousand unrecognized cost related to stock options granted in 2013 and 2012 will be recognized over the next 2.8 and 1.9 years, respectively.  The fair value of the options granted in 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%,  risk free interest rate of 1.34% and 1.43%, respectively, expected life of 6.0 years and 7.5 years, respectively, and expected volatility of 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2013 and 2012 was $2.14 per share and $2.56 per share, respectively.  At March 31, 2013, there were 400,891 shares available for issuance under the SIP.

Note 5 – Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended March 31,
	2013			2012

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Other comprehensive income (loss):
Unrealized holding (losses) gains on securities
available for sale	$(68)	$(23)	$(45)	$94	$32	$62
Reclassification adjustments for (losses)
gains on securities transactions included
in net income	-	-	-	-	-	-
Total other comprehensive income (loss)	$(68)	$(23)	$(45)	$94	$32	$62

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Other Comprehensive Income (Continued)

The statement of income line items impacted by components of other comprehensive income are presented in the table below:

Three Months Ended
March 31,

	2013	2012	Affected line item in Statements of Income

(In Thousands)
Securities available for sale:
Realized gains (losses)
on securities transactions	$-	$-	Gain (loss) on sales of securities, net
Income taxes	-	-	Income tax expense
Net of tax	$-	$-

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)

Balance January 1, 2013	$2,282
Other comprehensive loss before reclassifications	(45)
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive loss during the period	(45)

Balance March 31, 2013	$2,237

Balance January 1, 2012	$2,388
Other comprehensive income before reclassifications	62
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive income during the period	62

Balance March 31, 2012	$2,450

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Basic and Diluted Earnings per Share

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

	Three Months Ended March 31,
	2013	2012

	(Dollars In Thousands, except per share data)

Net income	$1,178	$1,170

Weighted average shares outstanding	7,242	7,176
Dilutive effect of potential common shares, stock options	5	28

Diluted weighted average common shares outstanding	7,247	7,204
Basic earnings per share	$0.16	$0.16
Diluted earnings per share	$0.16	$0.16

Stock options of 149,692 and 122,200 for the three months ended March 31, 2013 and 2012, respectively, were not considered in computing diluted earnings per common share because they are not dilutive to earnings.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $5.3 million of standby letters of credit outstanding as of March 31, 2013. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.7 million. Management does not consider the current amount of the liability as of March 31, 2013 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2013, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $248.9 million, of which $7.9 million were outstanding in long-term loans.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Long-term loans with FHLB of $7.9 million were outstanding at December 31, 2012. There were no short-term advances outstanding from the FHLB at March 31, 2013 and December 31, 2012. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at March 31, 2013 and December 31, 2012. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of March 31, 2013 and December 31, 2012, the outstanding balance was $4.5 million and $4.7 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At March 31, 2013 and December 31, 2012, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2013 :
U.S. Government agency obligations	$36,323	$201	$(17)	$36,507
Municipal bonds	36,254	2,708	(11)	38,951
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	7,470	475	-	7,945
Corporate Bonds	3,251	33	-	3,284
Total	$83,298	$3,417	$(28)	$86,687

December 31, 2012 :
U.S. Government agency obligations	$40,386	$237	$(18)	$40,605
Municipal bonds	36,273	2,696	(17)	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	8,487	530	-	9,017
Corporate Bonds	3,254	29	-	3,283
Total	$88,400	$3,492	$(35)	$91,857

The amortized cost and fair value of securities as of March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)

Due in one year or less	$16,315	$16,377
Due after one year through five years	23,368	23,654
Due after five years through ten years	21,318	22,521
Due after ten years	14,827	16,190
	75,828	78,742

U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	7,470	7,945
	$83,298	$86,687

There were no sales of securities for the three months ended March 31, 2013 and 2012.

Securities with a carrying value of $39.4 million and $45.8 million at March 31, 2013 and December 31, 2012, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2013 :	(In Thousands)

U.S. Government agency obligations	$8,137	$(17)	$-	$-	$8,137	$(17)
Municipal bonds	594	(9)	463	(2)	1,057	(11)
Total Temporarily Impaired Securities	$8,731	$(26)	$463	$(2)	$9,194	$(28)

December 31, 2012 :

U.S. Government agency obligations	$9,163	$(18)	$-	$-	$9,163	$(18)
Municipal bonds	1,057	(17)	-	-	1,057	(17)
Total Temporarily Impaired Securities	$10,220	$(35)	$-	$-	$10,220	$(35)

The Company had nine (9) securities in an unrealized loss position at March 31, 2013. The unrealized losses are due only to market rate fluctuations. As of March 31, 2013, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Central Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases would be made on a quarterly basis if conditions warrant such repurchases.  During 2012, 2011 and 2010, the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  In connection with this program, the Bank had no stock repurchased during the three months ended March 31, 2013 and stock repurchased at a carrying value of $80 thousand during the three months ended March 31, 2012.   In February 2012, the FHLB announced that dividend payments would resume in 2012 and during the three months ended March 31, 2013, $1 thousand of dividend payments were received.  There were no dividends in the three months ended March 31, 2012.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2013.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013		December 31, 2012
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$209,094	40.14%	$204,904	40.53%
Commercial construction	20,890	4.01%	19,717	3.90%
Commercial	29,993	5.76%	28,696	5.68%
Residential real estate	259,523	49.81%	250,854	49.62%
Consumer	1,490	0.28%	1,382	0.27%

Total loans	520,990	100.00%	505,553	100.00%
Unearned origination fees	(359)		(334)
Allowance for loan losses	(5,011)		(5,147)

	$515,620		$500,072

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2013 and December 31, 2012, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2013	(In Thousands)

Commercial real estate	$202,371	$652	$5,997	$74	$209,094
Commercial construction	17,473	341	3,076	-	20,890
Commercial	29,356	523	114	-	29,993
Residential real estate	258,410	155	657	301	259,523
Consumer	1,490	-	-	-	1,490
Total	$509,100	$1,671	$9,844	$375	$520,990

December 31, 2012

Commercial real estate	$197,879	$748	$6,277	$-	$204,904
Commercial construction	16,102	341	3,274	-	19,717
Commercial	28,066	530	100	-	28,696
Residential real estate	249,737	156	660	301	250,854
Consumer	1,382	-	-	-	1,382
Total	$493,166	$1,775	$10,311	$301	$505,553

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of, March 31, 2013 and December 31, 2012, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013	(In Thousands)
With no related allowance recorded:
Commercial real estate	$6,087	$6,115		$6,036	$68
Commercial construction	3,417	3,615		2,767	30
Commercial	289	289		290	2
Residential real estate	456	456		457	6
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$1,226	$1,446	$158	$1,431	$36
Commercial construction	-	-	-	749	-
Commercial	11	60	11	6	-
Residential real estate	657	657	159	659	5
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,313	$7,561	$158	$7,467	$104
Commercial construction	3,417	3,615	-	3,516	30
Commercial	300	349	11	296	2
Residential real estate	1,113	1,113	159	1,116	11
Consumer	-	-	-	-	-
	$12,143	$12,638	$328	$12,395	$147

December 31, 2012
With no related allowance recorded:
Commercial real estate	$5,985	$5,985		$6,031	$301
Commercial construction	2,117	2,117		3,218	77
Commercial	291	291		302	7
Residential real estate	458	458		377	23
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$1,635	$1,635	$411	$1,899	$161
Commercial construction	1,498	1,498	198	749	44
Commercial	11	60	11	5	-
Residential real estate	660	660	130	689	18
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,620	$7,620	$411	$7,930	$462
Commercial construction	3,615	3,615	198	3,967	121
Commercial	302	351	11	307	7
Residential real estate	1,118	1,118	130	1,066	41
Consumer	-	-	-	-	-
	$12,655	$12,704	$750	$13,270	$631

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012

	(In Thousands)

Commercial real estate	$1,839	$2,104
Commercial construction	-	-
Commercial	49	39
Residential real estate	301	301
Consumer	-	-
Total	$2,189	$2,444

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012, respectively:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

	(In Thousands)
Commercial real estate	$124	$77	$1,779	$1,980	$207,114	$209,094	$350
Commercial construction	-	1,801	-	1,801	19,089	20,890	-
Commercial	313	38	11	362	29,631	29,993	-
Residential real estate	476	-	406	882	258,641	259,523	-
Consumer	16	-	-	16	1,474	1,490	105
Total	$929	$1,916	$2,196	$5,041	$515,949	$520,990	$455

December 31, 2012

Commercial real estate	$831	$-	$1,809	$2,640	$202,264	$204,904	$351
Commercial construction	2,559	-	-	2,559	17,158	19,717	-
Commercial	-	39	10	49	28,647	28,696	10
Residential real estate	301	-	301	602	250,252	250,854	-
Consumer	13	-	-	13	1,369	1,382	-
Total	$3,704	$39	$2,120	$5,863	$499,690	$505,553	$361

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)

Three Months Ending March 31, 2013
Beginning Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147
Charge-offs	(260)	(197)	-	-	-	-	(457)
Recoveries	13	-	-	28	-	-	41
Provisions	(284)	27	328	54	5	150	280
Ending Balance - March 31, 2013	$1,476	$490	$722	$1,759	$38	$526	$5,011

Three Months Ending March 31, 2012
Beginning Balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215
Charge-offs	(3)	-	-	-	-	-	(3)
Recoveries	-	-	-	4	-	-	4
Provisions	382	39	(60)	53	(1)	(283)	130
Ending Balance - March 31, 2012	$1,643	$391	$363	$1,748	$39	$162	$4,346

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following tables represent the allocation of the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2013 and December 31, 2012.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2013
Allowance for Loan Losses
Ending Balance	$1,476	$490	$722	$1,759	$38	$526	$5,011
Ending balance: individually evaluated for impairment	$158	$-	$11	$159	$-	$-	$328
Ending balance: collectively evaluated for impairment	$1,318	$490	$711	$1,600	$38	$526	$4,683

Loans receivables:
Ending balance	$209,094	$20,890	$29,993	$259,523	$1,490		$520,990
Ending balance: individually evaluated for impairment	$7,313	$3,417	$300	$1,113	$-		$12,143
Ending balance: collectively evaluated for impairment	$201,781	$17,473	$29,693	$258,410	$1,490		$508,847

December 31, 2012
Allowance for Loan Losses
Ending Balance	$2,007	$660	$394	$1,677	$33	$376	$5,147
Ending balance: individually evaluated for impairment	$411	$198	$11	$130	$-	$-	$750
Ending balance: collectively evaluated for impairment	$1,596	$462	$383	$1,547	$33	$376	$4,397

Loans receivables:
Ending balance	$204,904	$19,717	$28,696	$250,854	$1,382		$505,553
Ending balance: individually evaluated for impairment	$7,620	$3,615	$302	$1,118	$-		$12,655
Ending balance: collectively evaluated for impairment	$197,284	$16,102	$28,394	$249,736	$1,382		$492,898

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table presents TDRs outstanding  as of March 31, 2013:

	March 31, 2013
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$5,062	$410	$5,472
Commercial construction	1,901	-	1,901
Commercial	186	-	186
Residential real estate	812	-	812
Consumer	-	-	-

	$7,961	$410	$8,371

As of March 31, 2013, no available commitments were outstanding on TDRs.

For the three months ended March 31, 2013 there were no newly restructured loans.  The following table presents newly restructured loans that occurred during the three months ended March 31, 2012:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance
Three Months Ending March 31, 2012	(Dollars In Thousands)
Commercial real estate	1	$607	$607
Residential real estate	1	670	670

	2	$1,277	$1,277

Of the newly restructured TDRs described above, two loans required an impairment reserve of $149 thousand recorded in the allowance for loan losses for the three months ended March 31, 2012.

There were no loans that were modified and classified as  a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due)for the three months ended March 31, 2013

Note 12 – Fair Value Measurements

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

Note 12 – Fair Value Measurements (Continued)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2013 and December 31, 2012, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$36,507	$-	$36,507
Municipal Bonds	-	38,951	-	38,951
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	7,945	-	7,945
Corporate bonds	-	3,284	-	3,284

March 31, 2013 Securities available for sale	$-	$86,687	$-	$86,687

U.S. Government agency obligations	$-	$40,605	$-	$40,605
Municipal Bonds	-	38,952	-	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,017	-	9,017
Corporate bonds	-	3,283	-	3,283

December 31, 2012 Securities available for sale	$-	$91,857	$-	$91,857

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
March 31, 2013 Impaired loans (1)	$-	$-	$1,052	$1,052
March 31, 2013 Impaired loans (2)	$-	$-	$514	$514
March 31, 2013 Other real estate owned (1)	$-	$-	$2,713	$2,713
December 31, 2012 Impaired loans (1)	$-	$-	$2,006	$2,006
December 31, 2012 Impaired loans (2)	$-	$-	$1,048	$1,048
December 31, 2012 Other real estate owned (1)	$-	$-	$3,038	$3,038

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 input which are not identifiable. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses.

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

At March 31, 2013, of the impaired loans having an aggregate balance of $12.1 million, $10.1 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $2.0 million in impaired loans, an aggregate valuation allowance of $328 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Note 12 – Fair Value Measurements (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
March 31, 2013 Impaired loans	$1,052	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-9.8%)
			Liquidation expenses (3)	0 to -10% (-9.0%)

March 31, 2013 Impaired loans	$514	Discounted Cash Flows (5)

March 31, 2013 Other real estate owned	$2,713	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.
(5)	Fair value is determined using the debt service of the borrower.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012:

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2013 and December 31, 2012:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
March 31, 2013:
Financial assets:
Cash and cash equivalents	$14,205	$14,205	$14,205	$-	$-
Interest bearing time deposits	4,134	4,156	-	4,156	-
Securities available-for-sale	86,687	86,687	-	86,687	-
Loans receivable, net of allowance	515,620	522,502	-	-	522,502
Restricted investments in bank stock	1,454	1,454	-	1,454	-
Accrued interest receivable	1,637	1,637	-	1,637	-

Financial liabilities:
Deposits	542,039	542,745	-	542,745	-
Securities sold under agreements to
repurchase and federal funds purchased	27,515	27,515	-	27,515	-
Long-term borrowings	12,386	12,445	-	-	12,445
Accrued interest payable	306	306	-	306	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2012:
Financial assets:
Cash and cash equivalents	$29,940	$29,940	$29,940	$-	$-
Interest bearing time deposits	5,945	5,977	-	5,977	-
Securities available-for-sale	91,857	91,857	-	91,857	-
Loans receivable, net of allowance	500,072	508,053	-	-	508,053
Restricted investments in bank stock	1,454	1,454	-	1,454	-
Accrued interest receivable	1,578	1,578	-	1,578	-

Financial liabilities:
Deposits	553,020	553,756	-	553,756	-
Securities sold under agreements to
repurchase and federal funds purchased	24,452	24,452	-	24,452	-
Long-term borrowings	12,586	12,708	-	-	12,708
Accrued interest payable	327	327	-	327	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Offsetting Assets and Liabilities

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2013 and December 31, 2012:

				Net Amounts
		Gross	Gross Amounts	of Liabilities
		Amounts of	Offset in the	Presented in the
		Recognized	Consolidated	Consolidated	Financial	Cash Collateral
		Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

		(In Thousands)
March 31, 2013
Repurchase Agreements:
Private Institutions	(a)	$27,515	$-	$27,515	$(27,515)	$-	$-

December 31, 2012
Repurchase Agreements:
Private Institutions	(a)	$24,452	$-	$24,452	$(24,452)	$-	$-

As of March 31, 2013 and December 31, 2012, the fair value of securities pledged was $39.4 million and $45.8 million, respectively.

Note 14 – New Accounting Standards

Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities,” and ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet”, to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not have a material impact on the Company’s financial statements. See Note 13 – Offsetting Assets and Liabilities.

Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a material impact on the Company’s financial statements.  See Note 5 - Other Comprehensive Income.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2012. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

The Company’s assets decreased  $7.0 million from $643.0 million at December 31, 2012 to $636.0 million at March 31, 2013 due primarily to a decrease in demand deposits of $11.0 million.

Net income for the three months ended March 31, 2013 was $1.18 million compared to a net income for the three months ended March 31, 2012 of $1.17 million. Loans receivable, net of the allowance for loan losses, increased $15.5 million to $515.6 million at March 31, 2013 from $500.1 million at December 31, 2012. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the

Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2013 and 2012 totaled$6.0 million.  Average earning assets were $614.3 million for the three months ended March 31, 2013 compared to $584.1 million for the three months ended March 31, 2012. The tax equivalent yield on average earning assets was 4.05% for the first quarter of 2013 compared to 4.26% for the first quarter of 2012.

Total interest expense for the three months ended  March 31, 2013 decreased $414.0 thousand to $0.8 million as compared to $1.2 million for the three months ended March 31, 2012, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $535.0 million for the three months ended March 31, 2013 compared to $515.5 million for the three months ended March 31, 2012.  The yield on average interest bearing liabilities was 0.60% for the first quarter of 2013 compared to 0.94% for the first quarter of 2012. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended March 31, 2013 was $5.2 million compared to $4.8 million for the three months ended March 31, 2012. The improvement in net interest income for the three months ended March 31, 2013 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the three months ended March 31, 2013 increased twelve (12) basis points to 3.55% as compared to 3.43% for the three months ended March 31, 2012, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

Below are tables which set forth average balances and corresponding yields for the corresponding March 31, 2013 and March 31, 2012, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2013			2012

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 507,620	$ 5,451	4.35%	$ 426,302	$ 5,270	4.97%
Loans - non-taxable	3,672	35	5.91%	3,767	37	5.99%
Investment securities - taxable	57,585	222	1.60%	63,180	328	2.09%
Investment securities - non-taxable	33,766	289	5.19%	32,400	313	5.89%
Federal funds sold	867	-	0.20%	2,565	1	0.16%
Time deposits	5,083	14	1.09%	7,702	27	1.41%
Interest bearing deposits with banks	5,694	5	0.36%	48,208	27	0.23%

TOTAL INTEREST EARNING ASSETS	614,287	6,016	4.05%	584,124	6,003	4.26%

Less allowance for loan losses	(5,073)			(4,267)
Other assets	27,433			22,697

TOTAL ASSETS	$ 636,647			$ 602,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money
market	$ 58,668	$ 10	0.07%	$ 51,397	$ 22	0.17%
Savings	378,908	462	0.49%	349,268	740	0.85%
Certificates of deposit	58,078	152	1.06%	70,353	241	1.38%
Securities sold under agreements to
repurchase, federal funds purchased and
long-term borrowings	39,377	169	1.75%	44,483	204	1.84%

TOTAL INTEREST BEARING LIABILITIES	535,031	793	0.60%	515,501	1,207	0.94%

Non-interest bearing demand deposits	46,731			37,221
Other liabilities	3,509			3,690
Stockholders' equity	51,376			46,142

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 636,647			$ 602,554

Net interest income		$ 5,223			$ 4,796
Net interest spread			3.45%			3.32%
Net interest margin			3.55%			3.43%

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

For the three months ended March 31, 2013, the provision for loan losses was $280 thousand, as compared to $130 thousand, for the same period ended March 31, 2012.  In the three months ended 2013, there were charge-offs in the amount of $456 thousand, however principal in the amount of $40 thousand was recovered.  The allowance for loan losses is $5.0 million as of March 31, 2013, which is 0.96% of outstanding loans, compared to $4.3 million or 1.00% of outstanding loans as of March 31, 2012. At December 31, 2012, the allowance for loan losses of $5.1 million represented 1.00% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	March 31,
	2013	2012

	(In Thousands)
Loans receivable at end of period	$520,631	$436,247

Allowance for loan losses:
Balance, beginning	$5,147	$4,215
Provision for loan losses	280	130
Loans charged off:
Commercial real estate	(259)	-
Commercial construction	(197)	-
Residential real estate	-	(3)
Total loans charged off	(456)	(3)
Recoveries of loans previously charged off:
Commercial real estate	12	4
Residential real estate	28	-
Total recoveries	40	4
Net (charge offs) recoveries	(416)	1
Balance at end of period	$5,011	$4,346

Allowance for loan losses to loans
receivable at end of period	0.96%	1.00%

Non-interest Income

Total non-interest income was $497 thousand for the three months ended March 31, 2013 compared to $306 thousand for the same period in 2012.  The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base, increase in income associated with bank owned life insurance and less reduction in interest income from other real estate owned write downs.

Non-interest Expense

Non-interest expenses increased $450.0 thousand, or 14.1%, from $3.4 million for the three months ended March 31, 2012 to $3.8 million for the same period ended March 31, 2013. The increase is due to: an increase of $244 thousand in salary and employee benefits, the majority of which are in conjunction with increased non-qualified pension expense, insurance benefits and salary adjustments; an increase of $36 thousand in credit card expense due to an increase in volume; an increase of $18 thousand in charitable contributions; an increase of $19 thousand in professional services due to compliance expenses; an increase of $33 thousand in advertising expense;  an increase of $38 thousand in data processing expense;  an increase of $17 thousand in FDIC insurance expense; and an increase of $79 thousand in other operating expenses due primarily to the change in valuation of officer’s life insurance; offset by a decrease of $3 thousand in other real estate owned expenses; and a decrease of $11 thousand in occupancy and equipment expense.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended March 31, 2013 totaled $437 thousand, or 27.1% of income before taxes. The provision for income taxes for the three months ended March 31, 2012 totaled $427 thousand, or 26.7% of income before taxes.  The slight increase in the tax rate is a result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2013. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2013 were $86.7 million compared to $91.9 million at December 31, 2012. The decrease in the investment portfolio is the result of principal payments on U.S. GSEs and the maturity of U.S. agency bonds.  The carrying value of the securities portfolio as of March 31, 2013 includes a net unrealized gain of $3.4 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.5 million at December 31, 2012. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2013 increased $15.5 million to $515.6 million from $500.1 million at December 31, 2012. The loan to deposit ratio increased from 91% at December 31, 2012 to 96% at March 31, 2013. The Bank’s loan portfolio at March 31, 2013 was comprised of residential real estate and consumer loans of $261.0 million, an increase of $8.8 million from December 31, 2012, and commercial loans of $260.0 million, an increase of $6.7 million from December 31, 2012.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses decreased $136 thousand to $5.0 million at March 31, 2013 from $5.1 million at December 31, 2012. At March 31, 2013 and December 31, 2012, the allowance for loan losses represented 0.96% and 1.00%, respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2013, aggregate balances on non-performing loans equaled $10.3 million compared to $10.6 million at December 31, 2012 and $11.0 million at March 31, 2012, representing 1.97%, 2.11% and 2.52% of total loans at March 31, 2013,  December 31, 2012 and March 31, 2012, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the period ended March 31, 2013.  The Company has one foreclosed asset in the amount of $2.7 million as of March 31, 2013, as compared to three foreclosed assets at December 31, 2012 in the amount of $3.0 million.  The net change is a result of the sale of two assets with a deferred gain totaling $116 thousand, along with a write down totaling $6 thousand on the remaining foreclosed asset.  The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2013	2012	2012
	(In Thousands)
Non-accrual - commercial	$1,888	$2,143	$2,391
Non-accrual - consumer	301	301	82
Restructured loans (still accruing interest)	7,612	7,841	8,523
Loans past due 90 or more days, accruing interest	455	361	-

Total nonperforming loans	10,256	10,646	10,996
Foreclosed assets	2,713	3,038	2,969
Total nonperforming assets	$12,969	$13,684	$13,965
Nonperforming loans to total loans at period-end	1.97%	2.11%	2.52%
Nonperforming assets to total assets	2.04%	2.13%	2.26%

 Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $120.0 thousand from December 31, 2012 to March 31, 2013. This decrease is due primarily to depreciation on existing premises and equipment.

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

 Deposits

Total deposits at March 31, 2013 decreased $11.0 million to $542.0 million from $553.0 million at December 31, 2012. Savings deposits decreased by $612 thousand, time deposits decreased $728 thousand, and demand deposits decreased by $9.7 million, which the Company attributes primarily to one account withdrawing a short term deposit totaling $11.0 million, and was offset primarily by $1.3 million in growth in deposits overall.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $14.2 million at March 31, 2013, compared to $29.9 million at December 31, 2012.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At March 31, 2013, the Company had $86.7 million of available for sale securities. Securities with carrying values of approximately $39.4 million and $45.8 million at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $248.9 million, of which $7.9 million was outstanding in long-term loans at March 31, 2013 and December 31, 2012.  This borrowing capacity with the FHLB includes a line of credit for $25 million, of which there is no balance outstanding as of March 31, 2013.   Both of the long-term loans mature in 2013.  There were no short-term advances outstanding at March 31, 2013 and December 31, 2012. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at March 31, 2013.   Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $4.5 million was outstanding at March 31, 2013. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $92.5 million at March 31, 2013. The Company also has letters of credit outstanding of $5.3 million at March 31, 2013. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $51.2 million as of March 31, 2013, representing a net increase of $1.2 million from December 31, 2012.  The increase in capital was primarily the result of the net income of $1.18 million.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2013, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	March 31, 2013	December 31, 2012

	(Dollars In Thousands)

Tier I, common stockholders' equity	$53,073	$52,046
Tier II, allowable portion of allowance for loan losses	5,011	5,147

Total capital	$58,084	$57,193

Tier I risk based capital ratio	12.0%	12.1%

Total risk based capital ratio	13.1%	13.3%

Tier I leverage ratio	8.4%	8.0%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	March 31, 2013	December 31, 2012

	(Dollars In Thousands)

Tier I, common stockholders' equity	$48,998	$47,745
Tier II, allowable portion of allowance for loan losses	5,011	5,147

Total capital	$54,009	$52,892

Tier I risk based capital ratio	11.1%	11.1%

Total risk based capital ratio	12.2%	12.3%

Tier I leverage ratio	7.7%	7.3%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2013, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of
Registrant’s Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy
Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013
(Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 2, 2013).
10.2	Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between
Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 1, 2013
(Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on January 2, 2013).
10.3	Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between
Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013
(Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 2, 2013).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

Item 6 – Exhibits (Continued)

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

EMBASSY BANCORP, INC.
(Registrant)

	By:	/s/ David M. Lobach, Jr.
Dated: May 14, 2013		David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 14, 2013	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of
Registrant’s Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy
Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013
(Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 2, 2013).
10.2	Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between
Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 1, 2013
(Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on January 2, 2013).
10.3	Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between
Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013
(Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 2, 2013).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

______________________

* These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.