Form 10-Q
period 2013-06-30
Embassy Bancorp, Inc.
filed 2013-08-13
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 9, 2013	($1.00 Par Value)	7,247,587
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2013	2012

	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$16,185	$16,116
Interest bearing demand deposits with banks	1,062	12,824
Federal funds sold	1,000	1,000

Cash and Cash Equivalents	18,247	29,940

Interest bearing time deposits	4,141	5,945
Securities available for sale	78,145	91,857
Restricted investment in bank stock	1,885	1,454
Loans receivable, net of allowance for loan losses of $5,069 in 2013; $5,147 in 2012	528,333	500,072
Premises and equipment, net of accumulated depreciation	1,927	2,095
Bank owned life insurance	5,075	4,976
Accrued interest receivable	1,639	1,578
Other real estate owned	2,639	3,038
Other assets	2,858	2,054

Total Assets	$644,889	$643,009

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$51,847	$51,741
Interest bearing	492,904	501,279

Total Deposits	544,751	553,020

Securities sold under agreements to repurchase	30,699	24,452
Short-term borrowings	7,750	-
Long-term borrowings	7,352	12,586
Accrued interest payable	266	327
Other liabilities	3,539	2,597

Total Liabilities	594,357	592,982

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2013 issued 7,247,587 shares; outstanding 7,247,587 shares;
2012 issued 7,238,823 shares; outstanding 7,238,823 shares	7,248	7,239
Surplus	23,228	23,146
Retained earnings	19,440	17,360
Accumulated other comprehensive income	616	2,282

Total Stockholders' Equity	50,532	50,027

Total Liabilities and Stockholders' Equity	$644,889	$643,009

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,593	$5,399	$11,079	$10,706
Securities, taxable	211	312	433	640
Securities, non-taxable	289	343	578	656
Federal funds sold, and other	1	25	6	53
Interest on time deposits	9	26	23	53
Total Interest Income	6,103	6,105	12,119	12,108

INTEREST EXPENSE

Deposits	589	865	1,213	1,868
Securities sold under agreements to repurchase and federal funds purchased	4	17	9	43
Short-term borrowings	1	-	1	-
Long-term borrowings	148	174	312	352
Total Interest Expense	742	1,056	1,535	2,263

Net Interest Income	5,361	5,049	10,584	9,845

PROVISION FOR LOAN LOSSES	252	445	532	575

Net Interest Income after
Provision for Loan Losses	5,109	4,604	10,052	9,270

OTHER INCOME

Credit card processing fees	355	280	677	566
Other service fees	145	113	273	218
Bank owned life insurance	50	-	99	-
Profit (loss) on sale of other real estate owned	6	-	10	(8)
Impairment on other real estate owned	(74)	-	(80)	(100)
Total Other Income	482	393	979	676

OTHER EXPENSES

Salaries and employee benefits	1,715	1,426	3,447	2,914
Occupancy and equipment	583	555	1,174	1,157
Data processing	326	272	631	539
Credit card processing	317	244	602	493
Advertising and promotion	230	236	451	424
Professional fees	129	142	255	249
FDIC insurance	112	101	216	188
Insurance	13	12	27	24
Loan & Real Estate	41	54	91	103
Charitable contributions	120	111	280	253
Other real estate owned expenses	21	18	44	44
Other	228	207	442	342
Total Other Expenses	3,835	3,378	7,660	6,730

Income before Income Taxes	1,756	1,619	3,371	3,216

INCOME TAX EXPENSE	492	438	929	865

Net Income	$1,264	$1,181	$2,442	$2,351

BASIC EARNINGS PER SHARE	$0.17	$0.16	$0.34	$0.33

DILUTED EARNINGS PER SHARE	$0.17	$0.16	$0.34	$0.33

DIVIDENDS PER SHARE	$0.05	$0.04	$0.05	$0.04

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2013		2012

	(In Thousands)

Net Income		$1,264		$1,181
Other Comprehensive Income (Loss):
Unrealized holding (losses) gains on securities available for sale	(2,456)		371
Less: reclassification adjustment for realized gains (losses)	-		-
	(2,456)		371
Income tax effect	835		(126)
Net unrealized (losses) gains	(1,621)		245

Other comprehensive (losses) income, net of tax		(1,621)		245

Comprehensive (Loss) Income		$(357)		$1,426

	Six Months Ended June 30,
	2013		2012

	(In Thousands)

Net Income		$2,442		$2,351
Other Comprehensive Income (Loss):
Unrealized holding (losses) gains on securities available for sale	(2,524)		465
Less: reclassification adjustment for realized gains (losses)	-		-
	(2,524)		465
Income tax effect	858		(158)
Net unrealized (losses) gains	(1,666)		307

Other comprehensive (losses) income, net of tax		(1,666)		307

Comprehensive Income		$776		$2,658

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2013 and 2012

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total

	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

Net income	-	-	2,351	-	-	2,351
Other comprehensive income	-	-	-	307	-	307
Dividend declared, $.04 per share	-	-	(287)	-	-	(287)
Exercise of stock options, 4,075 shares	4	12	-	-	-	16
Tax benefit of stock options exercised	-	1	-	-	-	1
Stock tendered for funding exercise of stock options,
1,098 shares	(1)	(7)	-	-	.	(8)
Compensation expense recognized on stock
options	-	17	-	-	-	17
Common stock grants to directors,
7,992 shares	8	48	-	-	-	56

BALANCE - JUNE 30, 2012	$7,182	$22,943	$13,969	$2,695	$(3)	$46,786

BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$-	$50,027

Net income	-	-	2,442	-	-	2,442
Other comprehensive loss	-	-	-	(1,666)	-	(1,666)
Dividend declared, $.05 per share	-	-	(362)	-	-	(362)
Compensation expense recognized on stock
options	-	29	-	-	-	29
Common stock grants to directors,
8,764 shares	9	53	-	-	-	62

BALANCE - JUNE 30, 2013	$7,248	$23,228	$19,440	$616	$-	$50,532

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,442	$2,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	532	575
Accretion of deferred loan costs	(52)	(26)
Depreciation and amortization	300	324
Net amortization of investment security premiums and discounts	171	198
Stock compensation cxpense	29	73
(Gain) loss on sale of other real estate owned	(10)	8
Impairment on other real estate owned	80	100
Income on bank owned life insurance	(99)	-
Increase in accrued interest receivable	(61)	(145)
Increase in other assets	(804)	(392)
Decrease in accrued interest payable	(61)	(183)
Increase in other liabilities	1,061	239

Net Cash Provided by Operating Activities	3,528	3,122

CASH FLOWS FROM INVESTING ACTIVITIES

Maturities, calls and principal repayments of securities available for sale	11,017	(8,570)
Proceeds from sales of securities available for sale	-	3,659
Net increase in loans	(28,302)	(38,803)
Net (purchases) redemption of restricted investment in bank stock	(431)	156
Net maturities (purchases) of interest bearing time deposits	1,804	(19)
Proceeds from sale of other real estate owned	329	311
Purchases of premises and equipment	(132)	(447)

Net Cash Used in Investing Activities	(15,715)	(43,713)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits	(8,269)	53,334
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	6,247	(9,670)
Increase in short-term borrowed funds	7,750	-
Payment of long-term borrowed funds	(5,234)	(100)
Exercise of stock options, net payment for stock tendered	-	8
Tax benefit of stock options exercised	-	1

Net Cash Provided by Financing Activities	494	43,573

Net (Decrease) Increase in Cash and Cash Equivalents	(11,693)	2,982

CASH AND CASH EQUIVALENTS - BEGINNING	29,940	46,135

CASH AND CASH EQUIVALENTS - ENDING	$18,247	$49,117

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,596	$2,446

Income taxes paid	$1,225	$1,175

Other real estate sold through bank financing	$439	$-

Deferral of gain from sale of other real estate sold through bank financing	$110	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2013 through the date these consolidated financial statements were issued.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Stock Incentive Plan (Continued)

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.    In February 2013 and 2012, the Company granted 8,764 and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2012 and 2011.  In February 2013 and 2012, the Company also granted stock options to purchase 29,742 and 52,611 shares of stock, respectively to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $16 thousand and $29 thousand for the three and six months ended June 30, 2013 and  $11 thousand and $17 thousand for the three and six months ended June 30, 2012, respectively.  At June 30, 2013, approximately $124 thousand unrecognized cost related to stock options granted in 2013 and 2012 will be recognized over the next 2.6 and 1.7 years, respectively.  The fair value of the options granted in 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%,  risk free interest rate of 1.34% and 1.43%, respectively, expected life of 6.0 years and 7.5 years, respectively, and expected volatility of 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2013 and 2012 was $2.14 per share and $2.56 per share, respectively.  At June 30, 2013, there were 400,891 shares available for issuance under the SIP.

Note 5 – Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended June 30th,
	2013			2012

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities
available for sale	$(2,456)	$(835)	$(1,621)	$371	$126	$245
Reclassification adjustments for (losses)
gains on securities transactions included
in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(2,456)	$(835)	$(1,621)	$371	$126	$245

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Other Comprehensive Income (Continued)

	Six Months Ended June 30th,
	2013			2012

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities
available for sale	$(2,524)	$(858)	$(1,666)	$465	$158	$307
Reclassification adjustments for (losses)
gains on securities transactions included
in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(2,524)	$(858)	$(1,666)	$465	$158	$307

(A)	Realized gains (losses) on securities transactions included in gain (loss) on sales of securities, net, in the accompanying
Consolidated Statements of Income.
(B)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale

Three Months Ending June 30,	(In Thousands)

Balance March 31, 2013	$2,237
Other comprehensive loss before reclassifications	(1,621)
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive loss during the period	(1,621)

Balance June 30, 2013	$616

Balance March 31, 2012	$2,450
Other comprehensive income before reclassifications	245
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive income during the period	245

Balance June 30, 2012	$2,695

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Other Comprehensive Income (Continued)

Six Months Ending June 30,
Balance January 1, 2013	$2,282
Other comprehensive loss before reclassifications	(1,666)
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive loss during the period	(1,666)

Balance June 30, 2013	$616

Balance January 1, 2012	$2,388
Other comprehensive income before reclassifications	307
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive income during the period	307

Balance June 30, 2012	$2,695

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Dollars In Thousands, except per share data)

Net income	$1,264	$1,181	$2,442	$2,351

Weighted average shares outstanding	7,247	7,181	7,245	7,178
Dilutive effect of potential common shares, stock options	5	28	5	28

Diluted weighted average common shares outstanding	7,252	7,209	7,250	7,206
Basic earnings per share	$0.17	$0.16	$0.34	$0.33
Diluted earnings per share	$0.17	$0.16	$0.34	$0.33

Stock options of 149,692 and 122,200 for the three and six months ended June 30, 2013 and 2012, respectively, were not considered in computing diluted earnings per common share because they are not dilutive to earnings.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $5.0 million of standby letters of credit outstanding as of June 30, 2013. The approximate value of underlying collateral upon liquidation that would be expected to

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

cover this maximum potential exposure was $4.7 million. Management does not consider the current amount of the liability as of June 30, 2013 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2013, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $256.4 million, of which $3.1 million were outstanding in long-term loans, and  $7.8 million were outstanding in short-term loans.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Long-term loans with FHLB of $7.9 million were outstanding at December 31, 2012, and there were no short-term advances outstanding from the FHLB at December 31, 2012. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at June 30, 2013 and December 31, 2012. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of June 30, 2013 and December 31, 2012, the outstanding balance was $4.3 million and $4.7 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Note 9 – Securities Available For Sale

At June 30, 2013 and December 31, 2012, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2013 :
U.S. Government agency obligations	$31,251	$126	$(402)	$30,975
Municipal bonds	36,237	1,082	(224)	37,095
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	6,475	319	-	6,794
Corporate Bonds	3,249	32	-	3,281
Total	$77,212	$1,559	$(626)	$78,145

December 31, 2012 :
U.S. Government agency obligations	$40,386	$237	$(18)	$40,605
Municipal bonds	36,273	2,696	(17)	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	8,487	530	-	9,017
Corporate Bonds	3,254	29	-	3,283
Total	$88,400	$3,492	$(35)	$91,857

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale                                                             (Continued)

The amortized cost and fair value of securities as of June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)

Due in one year or less	$12,270	$12,307
Due after one year through five years	22,850	22,785
Due after five years through ten years	22,140	22,412
Due after ten years	13,477	13,847
	70,737	71,351

U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	6,475	6,794
	$77,212	$78,145

There were no sales of securities for the three and six months ended June 30, 2013 and 2012.

Securities with a carrying value of $40.2 million and $45.8 million at June 30, 2013 and December 31, 2012, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2013 :	(In Thousands)

U.S. Government agency obligations	$16,828	$(402)	$-	$-	$16,828	$(402)
Municipal bonds	6,935	(224)	-	-	6,935	(224)
Total Temporarily Impaired Securities	$23,763	$(626)	$-	$-	$23,763	$(626)

December 31, 2012 :

U.S. Government agency obligations	$9,163	$(18)	$-	$-	$9,163	$(18)
Municipal bonds	1,057	(17)	-	-	1,057	(17)
Total Temporarily Impaired Securities	$10,220	$(35)	$-	$-	$10,220	$(35)

The Company had twenty-five (25) securities in an unrealized loss position at June 30, 2013. The unrealized losses are due only to market rate fluctuations. As of June 30, 2013, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

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

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases would be made on a quarterly basis if conditions warrant such repurchases.  During 2012, 2011 and 2010, the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  In connection with this program, the Bank had no stock repurchased during the three and six months ended June 30, 2013,  and stock repurchased at a carrying value of $76 and $156 thousand during the three and six months ended June 30, 2012, respectively.   The Bank was required to purchase additional stock during the three and six months ended June 30, 2013 in the amount of $431 thousand.  No stock purchases were made in the three and six months ended June 30, 2012.  In February 2012, the FHLB announced that dividend payments would resume in 2012, and $1 and $2 thousand was received during the three and six months ended June 30, 2013, respectively.  There were no dividends in the three months ended June 30, 2012, and $1 thousand in the six months ended June 30, 2012.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2013.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013		December 31, 2012
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$213,588	40.01%	$204,904	40.53%
Commercial construction	19,987	3.74%	19,717	3.90%
Commercial	31,715	5.94%	28,696	5.68%
Residential real estate	267,388	50.09%	250,854	49.62%
Consumer	1,145	0.22%	1,382	0.27%

Total loans	533,823	100.00%	505,553	100.00%
Unearned origination fees	(421)		(334)
Allowance for loan losses	(5,069)		(5,147)

	$528,333		$500,072

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2013 and December 31, 2012, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2013	(In Thousands)

Commercial real estate	$207,879	$703	$4,932	$74	$213,588
Commercial construction	16,570	902	2,515	-	19,987
Commercial	31,175	488	52	-	31,715
Residential real estate	266,112	757	519	-	267,388
Consumer	1,145	-	-	-	1,145
Total	$522,881	$2,850	$8,018	$74	$533,823

December 31, 2012

Commercial real estate	$197,879	$748	$6,277	$-	$204,904
Commercial construction	16,102	341	3,274	-	19,717
Commercial	28,066	530	100	-	28,696
Residential real estate	249,737	156	660	301	250,854
Consumer	1,382	-	-	-	1,382
Total	$493,166	$1,775	$10,311	$301	$505,553

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of, June 30, 2013 and December 31, 2012, respectively:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2013	(In Thousands)
With no related allowance recorded:
Commercial real estate	$6,227	$6,376		$6,157	$74	$6,100	$142
Commercial construction	2,117	2,117		2,767	8	2,550	38
Commercial	220	220		255	-	267	2
Residential real estate	154	154		305	-	356	6
Consumer	-	-		-	-	-	-

With an allowance recorded:
Commercial real estate	$953	$1,234	$127	$1,090	$29	$1,271	$65
Commercial construction	1,301	1,498	153	650	23	933	23
Commercial	11	11	11	11	-	11	-
Residential real estate	1,172	1,172	255	914	21	829	26
Consumer	-	-	-	-	-	-	-

Total:
Commercial real estate	$7,180	$7,610	$127	$7,247	$103	$7,371	$207
Commercial construction	3,418	3,615	153	3,417	31	3,483	61
Commercial	231	231	11	266	-	278	2
Residential real estate	1,326	1,326	255	1,219	21	1,185	32
Consumer	-	-	-	-	-	-	-
	$12,155	$12,782	$546	$12,149	$155	$12,317	$302

December 31, 2012
With no related allowance recorded:
Commercial real estate	$5,985	$5,985		$6,031	$301
Commercial construction	2,117	2,117		3,218	77
Commercial	291	291		302	7
Residential real estate	458	458		377	23
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$1,635	$1,635	$411	$1,899	$161
Commercial construction	1,498	1,498	198	749	44
Commercial	11	60	11	5	-
Residential real estate	660	660	130	689	18
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,620	$7,620	$411	$7,930	$462
Commercial construction	3,615	3,615	198	3,967	121
Commercial	302	351	11	307	7
Residential real estate	1,118	1,118	130	1,066	41
Consumer	-	-	-	-	-
	$12,655	$12,704	$750	$13,270	$631

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013	December 31, 2012

	(In Thousands)

Commercial real estate	$1,737	$2,104
Commercial construction	-	-
Commercial	49	39
Residential real estate	281	301
Consumer	-	-
Total	$2,067	$2,444

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2013 and December 31, 2012, respectively:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

	(In Thousands)
Commercial real estate	$885	$1,050	$1,590	$3,525	$210,063	$213,588	$220
Commercial construction	-	1,061	1,300	2,361	17,626	19,987	1,301
Commercial	4	-	52	56	31,659	31,715	3
Residential real estate	25	343	280	648	266,740	267,388	-
Consumer	13	-	-	13	1,132	1,145	-
Total	$927	$2,454	$3,222	$6,603	$527,220	$533,823	$1,524

December 31, 2012

Commercial real estate	$831	$-	$1,809	$2,640	$202,264	$204,904	$351
Commercial construction	2,559	-	-	2,559	17,158	19,717	-
Commercial	-	39	10	49	28,647	28,696	10
Residential real estate	301	-	301	602	250,252	250,854	-
Consumer	13	-	-	13	1,369	1,382	-
Total	$3,704	$39	$2,120	$5,863	$499,690	$505,553	$361

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)

Three Months Ending June 30, 2013
Beginning Balance - March 31, 2013	$1,476	$490	$722	$1,759	$38	$526	$5,011
Charge-offs	(121)	-	-	(74)	-	-	(195)
Recoveries	-	-	1	-	-	-	1
Provisions	335	169	(300)	282	(6)	(228)	252
Ending Balance - June 30, 2013	$1,690	$659	$423	$1,967	$32	$298	$5,069

Six Months Ending June 30, 2013
Beginning Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147
Charge-offs	(381)	(197)	-	(74)	-	-	(652)
Recoveries	13	-	1	28	-	-	42
Provisions	51	196	28	336	(1)	(78)	532
Ending Balance - June 30, 2013	$1,690	$659	$423	$1,967	$32	$298	$5,069

Three Months Ending June 30, 2012
Beginning Balance - March 31, 2012	1,643	391	363	1,748	39	162	4,346
Charge-offs	-	-	-	(35)	-	-	(35)
Recoveries	-	-	-	4	-	-	4
Provisions	308	49	45	169	11	(137)	445
Ending Balance - June 30, 2012	$1,951	$440	$408	$1,886	$50	$25	$4,760

Six Months Ending June 30, 2012
Beginning Balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215
Charge-offs	(3)	-	-	(35)	-	-	(38)
Recoveries	-	-	-	8	-	-	8
Provisions	690	88	(15)	222	10	(420)	575
Ending Balance - June 30, 2012	$1,951	$440	$408	$1,886	$50	$25	$4,760

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2013 and December 31, 2012.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2013
Allowance for Loan Losses
Ending Balance	$1,690	$659	$423	$1,967	$32	$298	$5,069
Ending balance: individually evaluated for impairment	$127	$153	$12	$255	$-	$-	$547
Ending balance: collectively evaluated for impairment	$1,563	$506	$411	$1,712	$32	$298	$4,522

Loans receivables:
Ending balance	$213,588	$19,987	$31,715	$267,388	$1,145		$533,823
Ending balance: individually evaluated for impairment	$7,180	$3,418	$231	$1,326	$-		$12,155
Ending balance: collectively evaluated for impairment	$206,408	$16,569	$31,484	$266,062	$1,145		$521,668

December 31, 2012
Allowance for Loan Losses
Ending Balance	$2,007	$660	$394	$1,677	$33	$376	$5,147
Ending balance: individually evaluated for impairment	$411	$198	$11	$130	$-	$-	$750
Ending balance: collectively evaluated for impairment	$1,596	$462	$383	$1,547	$33	$376	$4,397

Loans receivables:
Ending balance	$204,904	$19,717	$28,696	$250,854	$1,382		$505,553
Ending balance: individually evaluated for impairment	$7,620	$3,615	$302	$1,118	$-		$12,655
Ending balance: collectively evaluated for impairment	$197,284	$16,102	$28,394	$249,736	$1,382		$492,898

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table presents TDRs outstanding  as of June 30, 2013:

	June 30, 2013
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$5,042	$368	$5,410
Commercial construction	1,901	-	1,901
Commercial	181	-	181
Residential real estate	806	-	806
Consumer	-	-	-

	$7,930	$368	$8,298

As of June 30, 2013,  no available commitments were outstanding on TDRs.

For the three and six months ended June 30, 2013 there were no newly restructured loans.  The following table presents newly restructured loans that occurred during the six months ended June 30, 2012:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

Three Months Ending June 30, 2012	(Dollars In Thousands)
Commercial real estate	3	$652	$652
Commercial construction	1	341	341

	4	$993	$993

Six Months Ending June 30, 2012	(Dollars In Thousands)
Commercial real estate	4	$1,259	$1,259
Commercial construction	1	341	341
Residential real estate	1	670	670

	6	$2,270	$2,270

Of the TDRs described above, five (5) loans required an impairment reserve of $483 thousand recorded in the allowance for loan losses for the six months ended June 30, 2012.

The following table presents loans that were classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and six month periods ended June 30, 2013 and 2012, respectively.

	Number of Loans	Recorded Investment

	(Dollars In Thousands)
Three Months Ending June 30, 2013
Commercial	1	$3

	1	$3

Six Months Ending June 30, 2013
Commercial	1	$3

	1	$3

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

	Number of Loans	Recorded Investment

	(Dollars in Thousands)
Three Months Ending June 30, 2012
Commercial real estate	3	$999

	3	$999

Six Months Ending June 30, 2012
Commercial real estate	3	$999

	3	$999

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2013 and December 31, 2012, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$30,975	$-	$30,975
Municipal Bonds	-	37,095	-	37,095
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	6,794	-	6,794
Corporate bonds	-	3,281	-	3,281

June 30, 2013 Securities available for sale	$-	$78,145	$-	$78,145

U.S. Government agency obligations	$-	$40,605	$-	$40,605
Municipal Bonds	-	38,952	-	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,017	-	9,017
Corporate bonds	-	3,283	-	3,283

December 31, 2012 Securities available for sale	$-	$91,857	$-	$91,857

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
June 30, 2013 Impaired loans (1)	$-	$-	$2,382	$2,382
June 30, 2013 Impaired loans (2)	$-	$-	$509	$509
June 30, 2013 Other real estate owned (1)	$-	$-	$2,639	$2,639
December 31, 2012 Impaired loans (1)	$-	$-	$2,006	$2,006
December 31, 2012 Impaired loans (2)	$-	$-	$1,048	$1,048
December 31, 2012 Other real estate owned (1)	$-	$-	$3,038	$3,038

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

At June 30, 2013, of the impaired loans having an aggregate balance of $12.2 million, $8.7 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $3.5 million in impaired loans, an aggregate valuation allowance of $546 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
June 30, 2013:

Impaired loans	$2,382	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-21.9%)
			Liquidation expenses (3)	0 to -8.5% (-7.8%)

Impaired loans	$509	Discounted Cash Flows (5)

Other real estate owned	$2,639	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.
(5)	Fair value is determined using the debt service of the borrower.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012:

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2013 and December 31, 2012:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
June 30, 2013:
Financial assets:
Cash and cash equivalents	$18,247	$18,247	$18,247	$-	$-
Interest bearing time deposits	4,141	4,157	-	4,157	-
Securities available-for-sale	78,145	78,145	-	78,145	-
Loans receivable, net of allowance	528,333	535,158	-	-	535,158
Restricted investments in bank stock	1,885	1,885	-	1,885	-
Accrued interest receivable	1,639	1,639	-	1,639	-

Financial liabilities:
Deposits	544,751	545,226	488,408	56,818	-
Securities sold under agreements to
repurchase and federal funds purchased	30,699	30,697	30,697
Short-term borrowings	7,750	7,750	-	-	7,750
Long-term borrowings	7,352	7,350
Accrued interest payable	266	266	-	266	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2012:
Financial assets:
Cash and cash equivalents	$29,940	$29,940	$29,940	$-	$-
Interest bearing time deposits	5,945	5,977	-	5,977	-
Securities available-for-sale	91,857	91,857	-	91,857	-
Loans receivable, net of allowance	500,072	508,053	-	-	508,053
Restricted investments in bank stock	1,454	1,454	-	1,454	-
Accrued interest receivable	1,578	1,578	-	1,578	-

Financial liabilities:
Deposits	553,020	553,756	-	553,756	-
Securities sold under agreements to
repurchase and federal funds purchased	24,452	24,452	-	24,452	-
Long-term borrowings	12,586	12,708	-	-	12,708
Accrued interest payable	327	327	-	327	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2013 and December 31, 2012:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
June 30, 2013
Repurchase Agreements:
Private Institutions	$30,699	$-	$30,699	$(30,699)	$-	$-

December 31, 2012
Repurchase Agreements:
Private Institutions	$24,452	$-	$24,452	$(24,452)	$-	$-

As of June 30, 2013 and December 31, 2012, the fair value of securities pledged was $40.2 million and $45.8 million, respectively.

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2013 and for the three and six months ending June 30, 2013 and 2012, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased  $1.9 million from $643.0 million at December 31, 2012 to $644.9 million at June 30, 2013 due primarily to an increase in loans receivable, offset by a decrease in cash and cash equivalents.

Net income for the three months ended June 30, 2013 was $1.3 million compared to a net income for the three months ended June 30, 2012 of $1.2 million. Net income for the six months ended June 30, 2013 was $2.4 million compared to a net income for the six months ended June 30, 2012 of $2.4 million. Loans receivable, net of the allowance for loan losses, increased $28.2 million to $528.3 million at June 30, 2013 from $500.1 million at December 31, 2012. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2013 and 2012 totaled $6.1 million.  Average earning assets were $617.5 million for the three months ended June 30, 2013 compared to $600.7 million for the three months ended June 30, 2012. The tax equivalent yield on average earning assets was 4.06% for the second quarter of 2013 compared to 4.23% for the second quarter of 2012.

Total interest expense for the three months ended June 30, 2013 decreased $314.0 thousand to $742 thousand as compared to $1.1 million for the three months ended June 30, 2012, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $534.1 million for the three months ended June 30, 2013 compared to $528.6 million for the three months ended June 30, 2012.  The yield on average interest bearing liabilities was 0.56% for the second quarter of 2013 compared to 0.80% for the second quarter of 2012. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended June 30, 2013 was $5.4 million compared to $5.0 million for the three months ended June 30, 2012. The improvement in net interest income for the three months ended June 30, 2013 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the three months ended June 30, 2013 increased eight (8) basis points to 3.60% as compared to 3.52% for the three months ended June 30, 2012, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

Total interest income for the six months ended June 30, 2013 and 2012 totaled $12.1 million.  Average earning assets were $616.5 million for the six months ended June 30, 2013 compared to $592.4 million for the six months ended June 30, 2012. The tax equivalent yield on average earning assets was 4.08% for the second quarter of 2013 compared to 4.24% for the second quarter of 2012.

Total interest expense for the six months ended June 30, 2013 decreased $728.0 thousand to $1.5 million as compared to $2.3 million for the six months ended June 30, 2012, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $534.6 million for the six months ended June 30, 2013 compared to $522.0 million for the six months ended June 30, 2012.  The yield on average interest bearing liabilities was 0.58% for the six months ended June 30, 2013 compared to 0.87% for the six months ended June 30, 2012. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the six months ended June 30, 2013 was $10.6 million compared to $9.8 million for the six months ended June 30, 2012. The improvement in net interest income for the six months ended June 30, 2013 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the six months ended June 30, 2013 increased ten  (10)  basis points to 3.58% as compared to 3.48% for the six months ended June 30, 2012, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

Below are tables which set forth average balances and corresponding yields for the corresponding three month periods ended June 30, 2013 and June 30, 2012, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2013			2012

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 521,252	$ 5,558	4.28%	$ 444,579	$ 5,361	4.85%
Loans - non-taxable	3,648	35	5.97%	3,882	38	5.97%
Investment securities - taxable	50,928	211	1.66%	61,412	312	2.04%
Investment securities - non-taxable	34,196	289	5.14%	39,192	343	5.35%
Federal funds sold	568	-	0.19%	866	-	0.00%
Time deposits	4,136	9	0.89%	7,711	26	1.36%
Interest bearing deposits with banks	2,799	1	0.14%	43,074	25	0.23%

TOTAL INTEREST EARNING ASSETS	617,527	6,103	4.06%	600,716	6,105	4.23%

Less allowance for loan losses	(5,021)			(4,438)
Other assets	27,483			23,870

TOTAL ASSETS	$ 639,989			$ 620,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 56,268	$ 7	0.05%	$ 55,097	$ 19	0.14%
Savings	379,468	440	0.47%	366,318	639	0.70%
Certificates of deposit	56,736	142	1.01%	65,466	207	1.27%
Securities sold under agreements to
repurchase, federal funds purchased and
short & long-term borrowings	41,628	153	1.47%	41,715	191	1.84%

TOTAL INTEREST BEARING LIABILITIES	534,100	742	0.56%	528,596	1,056	0.80%

Non-interest bearing demand deposits	48,415			39,224
Other liabilities	3,800			3,817
Stockholders' equity	53,674			48,511

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 639,989			$ 620,148

Net interest income		$ 5,361			$ 5,049
Net interest spread			3.50%			3.43%
Net interest margin			3.60%			3.52%

Below are tables which set forth average balances and corresponding yields for the corresponding six month periods ending June 30, 2013 and June 30, 2012, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,
	2013			2012

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 514,473	$ 11,008	4.33%	$ 435,440	$ 10,632	4.91%
Loans - non-taxable	3,660	71	5.91%	3,825	74	5.81%
Investment securities - taxable	53,892	433	1.62%	60,979	640	2.11%
Investment securities - non-taxable	34,328	578	5.12%	37,114	656	5.33%
Federal funds sold	717	1	0.20%	1,716	2	0.23%
Time deposits	4,607	23	1.01%	7,706	53	1.38%
Interest bearing deposits with banks	4,855	5	0.21%	45,641	51	0.22%

TOTAL INTEREST EARNING ASSETS	616,532	12,119	4.08%	592,421	12,108	4.24%

Less allowance for loan losses	(5,046)			(4,353)
Other assets	26,841			23,284

TOTAL ASSETS	$ 638,327			$ 611,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 57,462	$ 17	0.05%	$ 53,247	$ 42	0.16%
Savings	379,190	902	0.48%	357,793	1,378	0.77%
Certificates of deposit	57,403	294	1.03%	67,909	448	1.33%
Securities sold under agreements to
repurchase, federal funds purchased and
short & long-term borrowings	40,509	322	1.61%	43,099	395	1.84%

TOTAL INTEREST BEARING LIABILITIES	534,564	1,535	0.58%	522,048	2,263	0.87%

Non-interest bearing demand deposits	47,578			38,222
Other liabilities	3,654			3,756
Stockholders' equity	52,531			47,326

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 638,327			$ 611,352

Net interest income		$ 10,584			$ 9,845
Net interest spread			3.50%			3.37%
Net interest margin			3.58%			3.48%

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

For the three months ended June 30, 2013, the provision for loan losses was $252 thousand, as compared to $445 thousand, for the same period ended June 30, 2012.  In the three months ended June 30, 2013, there were charge-offs in the amount of $195 thousand; however principal in the amount of $1 thousand was recovered.  For the six months ended June 30, 2013, the provision for loan losses was $532 thousand, as compared to $575 thousand, for the same period ended June 30, 2012.  In the six months ended June 30, 2013, there were charge-offs in the amount of $652 thousand, however principal in the amount of $42 thousand was recovered.  The allowance for loan losses is $5.1 million as of June 30, 2013, which is 0.95% of outstanding loans, compared to $4.8 million or 1.03% of outstanding loans as of June 30, 2012. At December 31, 2012, the allowance for loan losses of $5.1 million represented 1.00% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

	(In Thousands)
Loans receivable at end of period	$533,823	$462,408	$533,823	$462,408

Allowance for loan losses:
Balance, beginning	$5,011	$4,346	$5,147	$4,215
Provision for loan losses	252	445	532	575
Loans charged off:
Commercial real estate	(121)	-	(381)	(3)
Commercial construction	-	-	(197)	-
Residential real estate	(74)	(35)	(74)	(35)
Total loans charged off	(195)	(35)	(652)	(38)
Recoveries of loans previously charged off:
Commercial real estate	-	-	13	-
Commercial	1	-	1	-
Residential real estate	-	4	28	8
Total recoveries	1	4	42	8
Net (charge offs) recoveries	(194)	(31)	(610)	(30)
Balance at end of period	$5,069	$4,760	$5,069	$4,760

Allowance for loan losses to loans
receivable at end of period	0.95%	1.03%	0.95%	1.03%

Non-interest Income

Total non-interest income was $482 thousand for the three months ended June 30, 2013 compared to $393 thousand for the same period in 2012, and $979 thousand for the six months ended June 30, 2013 compared to $676 thousand for the same period in 2012.  The increase is primarily due to the growth in the Bank’s credit card and merchant processing customer base, increase in income associated with bank owned life insurance and the profit on the sale of other real estate owned, offset by other real estate owned net impairment charges.

Non-interest Expense

Non-interest expenses increased $457.0 thousand, or 13.5%, from $3.4 million for the three months ended June 30, 2012 to $3.8 million for the same period ended June 30, 2013. The increase is due to: an increase of $289 thousand in salary and employee benefits, the majority of which are in conjunction with increased non-qualified pension expense, insurance benefits and salary adjustments; an increase of $54 thousand in data processing expense related to the enhancement of network systems; an increase of $28 thousand in occupancy and equipment; an increase of $73 thousand in credit card processing expense due to an increase in volume; an increase of $11 thousand in FDIC insurance expense; an increase of $3 thousand in other real estate owned expenses; and an increase of $21 thousand in other operating expenses due primarily to the change in valuation of officer’s life insurance; offset by a decrease of $13 thousand in professional fees due to greater compliance costs to implement XBRL reporting in 2012; and a decrease of $13 thousand in loan and real estate expenses.

Non-interest expenses increased $930.0 thousand, or 13.8%, from $6.7 million for the six months ended June 30, 2013 to $7.7 million for the same period ended June 30, 2013. The increase is due to: an increase of $533 thousand in salary and employee benefits, the majority of which are in conjunction with increased non-qualified pension expense, insurance benefits and salary adjustments; an increase of $92 thousand in data processing expense related to the enhancement of network systems; an increase of $17 thousand in occupancy and equipment; an increase of $109 thousand in credit card processing expense due to an increase in volume; an increase of $28 thousand in FDIC insurance expense; an increase of $3 thousand in other insurance expense; an increase of $27 thousand in charitable contributions; and an increase of $100 thousand in other operating expenses due primarily to the change in valuation of officer’s life insurance; offset by a decrease of $12 thousand in loan and real estate expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended June 30, 2013 totaled $492 thousand, or 28.0% of income before taxes. The provision for income taxes for the three months ended June 30, 2012 totaled $438 thousand, or 27.1% of income before taxes.  The allocated provision for income taxes for the six months ended June 30, 2013 totaled $929 thousand, or 27.6% of income before taxes. The provision for income taxes for the six months ended June 30, 2012 totaled $865 thousand, or 26.9% of income before taxes.    The slight increase in the tax rate is a result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2013. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2013 were $78.1 million compared to $91.9 million at December 31, 2012. The decrease in the investment portfolio is the result of principal payments on U.S. GSEs and the maturity of U.S. agency bonds.  The carrying value of the securities portfolio as of June 30, 2013 includes a net unrealized gain of $934 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.5 million at December 31, 2012. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2013 increased $28.2 million to $528.3 million from $500.1 million at December 31, 2012. The loan to deposit ratio increased from 91% at December 31, 2012 to 98% at June 30, 2013. The Bank’s loan portfolio at June 30, 2013 was comprised of residential real estate and consumer loans of $268.5 million, an increase of $16.3 million from December 31, 2012, and commercial loans of $265.3 million, an increase of $12.0 million from December 31, 2012.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses decreased $78 thousand totaling  $5.1 million at June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, the allowance for loan losses represented 0.95% and 1.00%, respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2013, aggregate balances on non-performing loans equaled $10.0 million compared to $10.6 million at December 31, 2012 and $11.7 million at June 30, 2012, representing 1.92%, 2.11% and 2.53% of total loans at June 30, 2013,  December 31, 2012 and June 30, 2012, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There was one loan totaling $3 thousand that was modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the period ended June 30, 2013.  The Company has one foreclosed asset in the amount of $2.7 million as of June 30, 2013, as compared to three foreclosed assets at December 31, 2012 in the amount of $3.0 million.  The net change is a result of the sale of two assets with a deferred gain totaling $109 thousand, along with a write down totaling $86 thousand on the remaining foreclosed asset.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2013	2012	2012

	(In Thousands)
Non-accrual - commercial	$1,786	$2,143	$2,449
Non-accrual - consumer	281	301	47
Restructured loans (still accruing interest and less than 90 days past due)	6,626	7,841	8,833
Loans past due 90 or more days, accruing interest	1,524	361	351

Total nonperforming loans	10,217	10,646	11,680
Foreclosed assets	2,639	3,038	2,969
Total nonperforming assets	$12,856	$13,684	$14,649
Nonperforming loans to total loans at period-end	1.92%	2.11%	2.53%
Nonperforming assets to total assets	1.99%	2.13%	2.36%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $168.0 thousand from December 31, 2012 to June 30, 2013. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at June 30, 2013 decreased $8.2 million to $544.8 million from $553.0 million at December 31, 2012. Savings deposits increased by $328 thousand, time deposits decreased $2.3 million, and demand deposits decreased by $5.5 million, which the Company attributes primarily to one account resulting in the withdraw of a short-term deposit totaling $11 million, which was offset primarily by $2.8 million in growth in deposits overall.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $18.2 million at June 30, 2013, compared to $29.9 million at December 31, 2012.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At June 30, 2013, the Company had $78.1 million of available for sale securities. Securities with carrying values of approximately $40.2 million and $45.8 million at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $256.4 million, of which $3.1 million was outstanding in long-term loans at June 30, 2013 and $7.9 million outstanding as of December 31, 2012.  This borrowing capacity with the FHLB includes a line of credit for $25.0 million, of which there is no balance outstanding as of June 30, 2013.  The long-term loan matures in August of 2013.  There were $7.8 million of short-term advances outstanding at June 30, 2013 and none outstanding as of December 31, 2012. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at June 30, 2013.   Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $4.3 million was outstanding at June 30, 2013. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $90.3 million at June 30, 2013. The Company also has letters of credit outstanding of $5.0 million at June 30, 2013. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $50.5 million as of June 30, 2013, representing a net increase of $505 thousand from December 31, 2012.  The increase in capital was primarily the result of the net income of $2.4 million.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2013, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	June 30, 2013	December 31, 2012

	(Dollars In Thousands)

Tier I, common stockholders' equity	$53,825	$52,046
Tier II, allowable portion of allowance for loan losses	5,069	5,147

Total capital	$58,894	$57,193

Tier I risk based capital ratio	11.73%	12.1%

Total risk based capital ratio	12.84%	13.3%

Tier I leverage ratio	8.44%	8.0%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	June 30, 2013	December 31, 2012

	(Dollars In Thousands)

Tier I, common stockholders' equity	$49,916	$47,745
Tier II, allowable portion of allowance for loan losses	5,069	5,147

Total capital	$54,985	$52,892

Tier I risk based capital ratio	10.88%	11.1%

Total risk based capital ratio	11.99%	12.3%

Tier I leverage ratio	7.80%	7.3%

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weighted (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constrains will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interest. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank and the Company on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2013, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

	By:	/s/ David M. Lobach, Jr.
Dated: August 13, 2013		David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 13, 2013	By:	/s/ Judith A. Hunsicker
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