Form 10-Q
period 2013-09-30
Embassy Bancorp, Inc.
filed 2013-11-13
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 8, 2013	($1.00 Par Value)	7,302,488
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2013	2012

	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$17,015	$16,116
Interest bearing demand deposits with banks	304	12,824
Federal funds sold	1,000	1,000

Cash and Cash Equivalents	18,319	29,940

Interest bearing time deposits	1,819	5,945
Securities available for sale	80,763	91,857
Restricted investment in bank stock	1,835	1,454
Loans receivable, net of allowance for loan losses of $5,291 in 2013; $5,147 in 2012	546,067	500,072
Premises and equipment, net of accumulated depreciation	1,829	2,095
Bank owned life insurance	5,161	4,976
Accrued interest receivable	1,520	1,578
Other real estate owned	2,091	3,038
Other assets	1,996	2,054

Total Assets	$661,400	$643,009

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$55,750	$51,741
Interest bearing	502,873	501,279

Total Deposits	558,623	553,020

Securities sold under agreements to repurchase	30,091	24,452
Short-term borrowings	14,000	-
Long-term borrowings	4,100	12,586
Accrued interest payable	252	327
Other liabilities	2,159	2,597

Total Liabilities	609,225	592,982

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2013 issued 7,302,487 shares; outstanding 7,302,487 shares;
2012 issued 7,238,823 shares; outstanding 7,238,823 shares	7,302	7,239
Surplus	23,561	23,146
Retained earnings	20,844	17,360
Accumulated other comprehensive income	468	2,282

Total Stockholders' Equity	52,175	50,027

Total Liabilities and Stockholders' Equity	$661,400	$643,009

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,697	$5,490	$16,776	$16,196
Securities, taxable	195	329	628	969
Securities, non-taxable	290	344	868	1,000
Federal funds sold, and other	4	26	10	79
Interest on time deposits	6	23	29	76
Total Interest Income	6,192	6,212	18,311	18,320

INTEREST EXPENSE

Deposits	601	790	1,814	2,658
Securities sold under agreements to repurchase and federal funds purchased	4	10	13	53
Short-term borrowings	2	-	3	-
Long-term borrowings	101	176	413	528
Total Interest Expense	708	976	2,243	3,239

Net Interest Income	5,484	5,236	16,068	15,081

PROVISION FOR LOAN LOSSES	310	235	842	810

Net Interest Income after
Provision for Loan Losses	5,174	5,001	15,226	14,271

OTHER INCOME

Credit card processing fees	333	282	1,010	848
Other service fees	157	119	430	337
Bank owned life insurance	86	-	185	-
Gain on sale of securities, net	-	633	-	633
Profit (loss) on sale of other real estate owned	6	-	16	(8)
Impairment on other real estate owned	(23)	(100)	(103)	(200)
Total Other Income	559	934	1,538	1,610

OTHER EXPENSES

Salaries and employee benefits	1,711	1,406	5,158	4,320
Occupancy and equipment	603	579	1,777	1,736
Data processing	289	300	920	839
Credit card processing	302	258	904	751
Advertising and promotion	253	241	704	665
Professional fees	128	149	383	398
FDIC insurance	102	101	318	289
Insurance	13	14	40	38
Loan & real estate	50	58	141	161
Charitable contributions	130	112	410	365
Other real estate owned expenses	14	14	58	58
Other	199	132	641	474
Total Other Expenses	3,794	3,364	11,454	10,094

Income before Income Taxes	1,939	2,571	5,310	5,787

INCOME TAX EXPENSE	535	750	1,464	1,615

Net Income	$1,404	$1,821	$3,846	$4,172

BASIC EARNINGS PER SHARE	$0.19	$0.25	$0.53	$0.58

DILUTED EARNINGS PER SHARE	$0.19	$0.25	$0.53	$0.58

DIVIDENDS PER SHARE	$0.05	$0.04	$0.05	$0.04

Embassy Bancorp, Inc.

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2013		2012

	(In Thousands)

Net Income		$1,404		$1,821
Other Comprehensive Loss:
Unrealized holding (loss) gains on securities available for sale	(224)		523
Less: reclassification adjustment for realized gains	-		(633)
	(224)		(110)
Income tax effect	76		37
Net unrealized loss	(148)		(73)

Other comprehensive loss, net of tax		(148)		(73)

Comprehensive Income		$1,256		$1,748

	Nine Months Ended September 30,
	2013		2012

	(In Thousands)

Net Income		$3,846		$4,172
Other Comprehensive Income (Loss):
Unrealized holding (loss) gains on securities available for sale	(2,748)		988
Less: reclassification adjustment for realized gains	-		(633)
	(2,748)		355
Income tax effect	934		(121)
Net unrealized (loss) gains	(1,814)		234

Other comprehensive (loss) income, net of tax		(1,814)		234

Comprehensive Income		$2,032		$4,406

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2013 and 2012

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total

	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

Net income	-	-	4,172	-	-	4,172
Other comprehensive income	-	-	-	234	-	234
Dividend declared, $.04 per share	-	-	(288)	-	-	(288)
Exercise of stock options, 40,432 shares	41	115	-	-	-	156
Exercise of stock options,
Treasury issued 353 shares	-	-	-	-	3	3
Tax benefit of stock options exercised	-	14	-	-	-	14
Stock tendered for funding exercise of						-
stock options, 10,481 shares	(10)	(63)	-	-	-	(73)
Compensation expense recognized on						-
stock options	-	28	-	-	-	28
Common stock grants to directors,						-
7,992 shares	8	48	-	-	-	56
Shares issued under Dividend Reinvestment						-
and Stock Purchase Plan, 20,385 shares	20	86	-	-	-	106

BALANCE - SEPTEMBER 30, 2012	$7,230	$23,100	$15,789	$2,622	$-	$48,741

BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$-	$50,027

Net income	-	-	3,846	-	-	3,846
Other comprehensive loss	-	-	-	(1,814)	-	(1,814)
Dividend declared, $.05 per share	-	-	(362)	-	-	(362)
Compensation expense recognized on
stock options	-	45	-	-	-	45
Common stock grants to directors,
8,764 shares	9	53	-	-	-	62
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 54,900 shares	54	317	-	-	-	371

BALANCE - SEPTEMBER 30, 2013	$7,302	$23,561	$20,844	$468	$-	$52,175

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,846	$4,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	842	810
Accretion of deferred loan costs	(65)	(50)
Depreciation and amortization	454	466
Net amortization of investment security premiums and discounts	236	302
Stock compensation expense	45	28
(Gain) loss on sale of other real estate owned	(16)	8
Impairment on other real estate owned	103	200
Income on bank owned life insurance	(185)	-
Net realized gain on sale of securities available for sale	-	(633)
Decrease (increase) in accrued interest receivable	58	(179)
Decrease (increase) in other assets	58	(279)
Decrease in accrued interest payable	(75)	(191)
Increase in other liabilities	454	668

Net Cash Provided by Operating Activities	5,755	5,322

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale	(10,866)	(19,670)
Maturities, calls and principal repayments of securities available for sale	18,976	9,520
Proceeds from sales of securities available for sale	-	4,285
Net increase in loans	(45,808)	(60,593)
Net (purchases) redemption of restricted investment in bank stock	(381)	187
Net maturities of interest bearing time deposits	4,126	1,792
Proceeds from sale of other real estate owned	-	311
Purchases of premises and equipment	(188)	(493)

Net Cash Used in Investing Activities	(34,141)	(64,661)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	5,603	61,632
Net increase in securities sold under agreements to repurchase and federal funds purchased	5,639	3,018
Increase in short-term borrowed funds	14,000	-
Payment of long-term borrowed funds	(8,486)	(300)
Exercise of stock options, net payment for stock tendered	-	86
Proceeds from Dividend Reinvestment Plan	371	106
Tax benefit of stock options exercised	-	14
Dividends paid	(362)	(288)

Net Cash Provided by Financing Activities	16,765	64,268

Net (Decrease) Increase in Cash and Cash Equivalents	(11,621)	4,929

CASH AND CASH EQUIVALENTS - BEGINNING	29,940	46,135

CASH AND CASH EQUIVALENTS - ENDING	$18,319	$51,064

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,318	$3,430

Income taxes paid	$1,925	$1,850

Other real estate sold through bank financing	$964	$-

Deferral of gain from sale of other real estate sold through bank financing	$103	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2013 through the date these consolidated financial statements were issued.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Stock Incentive Plan (Continued)

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.    In February 2013 and 2012, the Company granted 8,764 and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2012 and 2011.  In February 2013 and 2012, the Company also granted stock options to purchase 29,742 and 52,611 shares of stock, respectively to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $16 thousand and $45 thousand for the three and nine months ended September 30, 2013 and  $11 thousand and $17 thousand for the three and nine months ended September 30, 2012, respectively.  At September 30, 2013, approximately $108 thousand unrecognized cost related to stock options granted in 2013 and 2012 will be recognized over the next 2.3 and 1.4 years, respectively.  The fair value of the options granted in 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%,  risk free interest rate of 1.34% and 1.43%, respectively, expected life of 6.0 years and 7.5 years, respectively, and expected volatility of 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2013 and 2012 was $2.14 per share and $2.56 per share, respectively.  At September 30, 2013, there were 400,891 shares available for issuance under the SIP.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended September 30,
	2013			2012

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Other comprehensive loss:
Unrealized holding (losses) gains on securities
available for sale	$(224)	$76	$(148)	$523	$(178)	$345
Reclassification adjustments for
gains on securities transactions included
in net income (A),(B)	-	-	-	(633)	215	(418)
Total other comprehensive loss	$(224)	$76	$(148)	$(110)	$37	$(73)

	Nine Months Ended September 30,
	2013			2012

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities
available for sale	$(2,748)	$934	$(1,814)	$988	$(336)	$652
Reclassification adjustments for
gains on securities transactions included
in net income (A),(B)	-	-	-	(633)	215	(418)
Total other comprehensive (loss) income	$(2,748)	$934	$(1,814)	$355	$(121)	$234

(A)	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying
Consolidated Statements of Income.
(B)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Other Comprehensive Income (Continued)

A summary of the realized gains on securities available for sale, net of tax, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

	(In Thousands)		(In Thousands)
Securities available for sale:
Realized gains on
securities transactions	$-	$(633)	$-	$(633)
Income taxes	-	215	-	215
Net of tax	$-	$(418)	$-	$(418)

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale

Three Months Ended September 30, 2013	(In Thousands)

Balance June 30, 2013	$616
Other comprehensive loss before reclassifications	(148)
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive loss during the period	(148)

Balance September 30, 2013	$468

Balance June 30, 2012	$2,695
Other comprehensive loss before reclassifications	(73)
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive loss during the period	(73)

Balance September 30, 2012	$2,622

Nine Months Ended September 30, 2013
Balance January 1, 2013	$2,282
Other comprehensive loss before reclassifications	(1,814)
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive loss during the period	(1,814)

Balance September 30, 2013	$468

Balance January 1, 2012	$2,388
Other comprehensive income before reclassifications	234
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive income during the period	234

Balance September 30, 2012	$2,622

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(Dollars In Thousands, Except Per Share Data)

Net income	$1,404	$1,821	$3,846	$4,172

Weighted average shares outstanding	7,248	7,192	7,246	7,183
Dilutive effect of potential common shares, stock options	5	22	5	26

Diluted weighted average common shares outstanding	7,253	7,214	7,251	7,209
Basic earnings per share	$0.19	$0.25	$0.53	$0.58
Diluted earnings per share	$0.19	$0.25	$0.53	$0.58

Stock options of 149,692 and 122,200 for the three and nine months ended September 30, 2013 and 2012, respectively, were not considered in computing diluted earnings per common share because they are not dilutive to earnings.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.7 million of standby letters of credit outstanding as of September 30, 2013. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.1 million. Management does not consider the current amount of the liability as of September 30, 2013 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2013, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $303.8 million, of which $14.0 million were outstanding in short-term loans, and there were no outstanding long-term loans.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Long-term loans with FHLB of $7.9 million were outstanding at December 31, 2012, and there were no short-term advances outstanding from the FHLB at December 31, 2012. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at September 30, 2013 and December 31, 2012. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of September 30, 2013 and December 31, 2012, the outstanding balance was $4.1 million and $4.7 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At September 30, 2013 and December 31, 2012, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2013 :
U.S. Government agency obligations	$31,219	$127	$(277)	$31,069
Municipal bonds	37,112	886	(364)	37,634
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	9,725	331	(2)	10,054
Corporate bonds	1,998	9	(1)	2,006
Total	$80,054	$1,353	$(644)	$80,763

December 31, 2012 :
U.S. Government agency obligations	$40,386	$237	$(18)	$40,605
Municipal bonds	36,273	2,696	(17)	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	8,487	530	-	9,017
Corporate bonds	3,254	29	-	3,283
Total	$88,400	$3,492	$(35)	$91,857

The amortized cost and fair value of securities as of September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)

Due in one year or less	$6,519	$6,546
Due after one year through five years	30,375	30,311
Due after five years through ten years	19,070	19,287
Due after ten years	14,365	14,565
	70,329	70,709
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	9,725	10,054
	$80,054	$80,763

There were no sales of securities for the three and nine months ended September 30, 2013.  Proceeds from the sales of securities for the three and nine months ended September 30, 2012 totaled $4.3 million, with gross gains of $633 thousands and gross losses of $0.

Securities with a carrying value of $44.3 million and $45.8 million at September 30, 2013 and December 31, 2012, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013 :	(In Thousands)

U.S. Government agency obligations	$16,938	$(277)	$-	$-	$16,938	$(277)
Municipal bonds	8,441	(364)	-	-	8,441	(364)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,994	(2)	-	-	1,994	(2)
Corporate Bonds	996	(1)	-	-	996	(1)
Total Temporarily Impaired Securities	$28,369	$(644)	$-	$-	$28,369	$(644)

December 31, 2012 :

U.S. Government agency obligations	$9,163	$(18)	$-	$-	$9,163	$(18)
Municipal bonds	1,057	(17)	-	-	1,057	(17)
Total Temporarily Impaired Securities	$10,220	$(35)	$-	$-	$10,220	$(35)

The Company had thirty-one  (31) securities in an unrealized loss position at September 30, 2013. The unrealized losses are due only to market rate fluctuations. As of September 30, 2013, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Central Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases would be made on a quarterly basis if conditions warrant such repurchases.  During 2012, 2011 and 2010, the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  In connection with this program, the Bank had stock at a carrying value of $470 thousand and $187 thousand repurchased during the nine months ended September 30, 2013 and 2012, respectively.   The Bank was required to purchase additional stock during the three and nine months ended September 30, 2013 in the amount of $419 and $850 thousand, respectively.  No stock purchases were made in the three and nine months ended September 30, 2012.  In February 2012, the FHLB announced that dividend payments would resume in 2012, and $4 and $6 thousand was received during the three and nine months ended September 30, 2013, respectively.  There were no dividends in the three months ended September 30, 2012, and $1 thousand in the nine months ended September 30, 2012.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Restricted Investment in Bank Stock (Continued)

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2013.

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013		December 31, 2012
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$225,149	40.80%	$204,904	40.53%
Commercial construction	18,067	3.27%	19,717	3.90%
Commercial	29,822	5.40%	28,696	5.68%
Residential real estate	277,776	50.34%	250,854	49.62%
Consumer	973	0.19%	1,382	0.27%

Total loans	551,787	100.00%	505,553	100.00%
Unearned origination fees	(429)		(334)
Allowance for loan losses	(5,291)		(5,147)

	$546,067		$500,072

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2013 and December 31, 2012, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2013	(In Thousands)

Commercial real estate	$219,300	$703	$5,085	$61	$225,149
Commercial construction	14,649	902	2,516	-	18,067
Commercial	29,298	486	38	-	29,822
Residential real estate	276,525	761	490	-	277,776
Consumer	973	-	-	-	973
Total	$540,746	$2,852	$8,129	$61	$551,787

December 31, 2012

Commercial real estate	$197,879	$748	$6,277	$-	$204,904
Commercial construction	16,102	341	3,274	-	19,717
Commercial	28,066	530	100	-	28,696
Residential real estate	249,737	156	660	301	250,854
Consumer	1,382	-	-	-	1,382
Total	$493,166	$1,775	$10,311	$301	$505,553

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2013 and December 31, 2012, respectively:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2013	(In Thousands)
With no related allowance recorded:
Commercial real estate	$6,586	$6,939		$6,407	$90	$6,221	$232
Commercial construction	3,417	3,615		2,767	53	2,767	91
Commercial	284	284		252	5	271	7
Residential real estate	630	630		392	13	425	19
Consumer	-	-		-	-	-	-

With an allowance recorded:
Commercial real estate	$723	$723	$83	$838	$24	$1,134	$90
Commercial construction	-	-	-	650	-	700	-
Commercial	-	-	-	6	-	8	-
Residential real estate	999	1,028	285	1,085	2	872	28
Consumer	-	-	-	-	-	-	-

Total:
Commercial real estate	$7,309	$7,662	$83	$7,245	$114	$7,355	$322
Commercial construction	3,417	3,615	-	3,417	53	3,467	91
Commercial	284	284	-	258	5	279	7
Residential real estate	1,629	1,658	285	1,477	15	1,297	47
Consumer	-	-	-	-	-	-	-
	$12,639	$13,219	$368	$12,397	$186	$12,398	$467

December 31, 2012
With no related allowance recorded:
Commercial real estate	$5,985	$5,985		$6,031	$301
Commercial construction	2,117	2,117		3,218	77
Commercial	291	291		302	7
Residential real estate	458	458		377	23
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$1,635	$1,635	$411	$1,899	$161
Commercial construction	1,498	1,498	198	749	44
Commercial	11	60	11	5	-
Residential real estate	660	660	130	689	18
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,620	$7,620	$411	$7,930	$462
Commercial construction	3,615	3,615	198	3,967	121
Commercial	302	351	11	307	7
Residential real estate	1,118	1,118	130	1,066	41
Consumer	-	-	-	-	-
	$12,655	$12,704	$750	$13,270	$631

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table presents non-accrual loans by classes of the loan portfolio as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012

	(In Thousands)

Commercial real estate	$1,913	$2,104
Commercial construction	-	-
Commercial	38	39
Residential real estate	490	301
Consumer	-	-
Total	$2,441	$2,444

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012, respectively:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

	(In Thousands)
Commercial real estate	$436	$765	$1,907	$3,108	$222,041	$225,149	$350
Commercial construction	-	1,321	-	1,321	16,746	18,067	-
Commercial	46	150	38	234	29,588	29,822	-
Residential real estate	-	-	490	490	277,286	277,776	-
Consumer	5	-	-	5	968	973	-
Total	$487	$2,236	$2,435	$5,158	$546,629	$551,787	$350

December 31, 2012

Commercial real estate	$831	$-	$1,809	$2,640	$202,264	$204,904	$351
Commercial construction	2,559	-	-	2,559	17,158	19,717	-
Commercial	-	39	10	49	28,647	28,696	10
Residential real estate	301	-	301	602	250,252	250,854	-
Consumer	13	-	-	13	1,369	1,382	-
Total	$3,704	$39	$2,120	$5,863	$499,690	$505,553	$361

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)

Three Months Ending September 30, 2013
Beginning Balance - June 30, 2013	$1,690	$659	$423	$1,967	$32	$298	$5,069
Charge-offs	(42)	-	(13)	(29)	(5)	-	(89)
Recoveries	-	-	1	-	-	-	1
Provisions	76	(233)	(33)	70	(3)	433	310
Ending Balance - September 30, 2013	$1,724	$426	$378	$2,008	$24	$731	$5,291

Nine Months Ending September 30, 2013
Beginning Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147
Charge-offs	(423)	(197)	(13)	(103)	(5)	-	(741)
Recoveries	13	-	2	28	-	-	43
Provisions	127	(37)	(5)	406	(4)	355	842
Ending Balance - September 30, 2013	$1,724	$426	$378	$2,008	$24	$731	$5,291

Three Months Ending September 30, 2012
Beginning Balance - June 30, 2012	$1,951	$440	$408	$1,886	$50	$25	$4,760
Charge-offs	(176)	-	-	(4)	-	-	(180)
Recoveries	1	-	-	4	-	-	5
Provisions	187	167	(5)	(245)	(17)	148	235
Ending Balance - September 30, 2012	$1,963	$607	$403	$1,641	$33	$173	$4,820

Nine Months Ending September 30, 2012
Beginning Balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215
Charge-offs	(179)	-	-	(39)	-	-	(218)
Recoveries	1	-	-	12	-	-	13
Provisions	877	255	(20)	(23)	(7)	(272)	810
Ending Balance - September 30, 2012	$1,963	$607	$403	$1,641	$33	$173	$4,820

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2013 and December 31, 2012.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2013
Allowance for Loan Losses
Ending Balance	$1,724	$426	$378	$2,008	$24	$731	$5,291
Ending balance: individually evaluated for impairment	$83	$-	$-	$285	$-	$-	$368
Ending balance: collectively evaluated for impairment	$1,641	$426	$378	$1,723	$24	$731	$4,923

Loans receivables:
Ending balance	$225,149	$18,067	$29,822	$277,776	$973		$551,787
Ending balance: individually evaluated for impairment	$7,309	$3,417	$284	$1,629	$-		$12,639
Ending balance: collectively evaluated for impairment	$217,840	$14,650	$29,538	$276,147	$973		$539,148

December 31, 2012
Allowance for Loan Losses
Ending Balance	$2,007	$660	$394	$1,677	$33	$376	$5,147
Ending balance: individually evaluated for impairment	$411	$198	$11	$130	$-	$-	$750
Ending balance: collectively evaluated for impairment	$1,596	$462	$383	$1,547	$33	$376	$4,397

Loans receivables:
Ending balance	$204,904	$19,717	$28,696	$250,854	$1,382		$505,553
Ending balance: individually evaluated for impairment	$7,620	$3,615	$302	$1,118	$-		$12,655
Ending balance: collectively evaluated for impairment	$197,284	$16,102	$28,394	$249,736	$1,382		$492,898

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table presents TDRs outstanding:

	September 30, 2013
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$5,018	$357	$5,375
Commercial construction	1,901	-	1,901
Commercial	174	-	174
Residential real estate	1,026	-	1,026
Consumer	-	-	-

	$8,119	$357	$8,476

As of September 30, 2013,  no available commitments were outstanding on TDRs.

The following table presents newly restructured loans that occurred during the three and nine months ended September 30, 2013 and the nine months ended September 30, 2012

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance
Three Months Ending September 30, 2013	(Dollars In Thousands)
Residential real estate	2	$226	$226

	2	$226	$226

Nine Months Ending September 30, 2013
Residential real estate	2	$226	$226

	2	$226	$226

Nine Months Ending September 30, 2012
Commercial real estate	4	$1,259	$1,259
Commercial construction	1	341	341
Residential real estate	1	670	670

	6	$2,270	$2,270

There was no impairment reserve on the TDRs described above for the three and nine months ended September 30, 2013.  Two  (2) loans required an impairment reserve of $206 thousand recorded in the allowance for loan losses for the nine months ended September 30, 2012.    For the three months ended September 30, 2012 there were no newly restructured loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality (Continued)

The following table presents loans that were classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the nine month period ended September 30, 2013 and 2012, respectively.

	Number of Loans	Recorded Investment

	(Dollars In Thousands)

Nine Months Ending September 30, 2013
Commercial real estate	1	$3

	1	$3

Nine Months Ending September 30, 2012
Commercial real estate	3	$999

	3	$999

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more past due) for the three months ended September 30, 2013 and 2012.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2013 and December 31, 2012, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$31,069	$-	$31,069
Municipal bonds	-	37,634	-	37,634
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	10,054	-	10,054
Corporate bonds	-	2,006	-	2,006

September 30, 2013 Securities available for sale	$-	$80,763	$-	$80,763

U.S. Government agency obligations	$-	$40,605	$-	$40,605
Municipal bonds	-	38,952	-	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,017	-	9,017
Corporate bonds	-	3,283	-	3,283

December 31, 2012 Securities available for sale	$-	$91,857	$-	$91,857

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
September 30, 2013 Impaired loans (1)	$-	$-	$851	$851
September 30, 2013 Impaired loans (2)	$-	$-	$504	$504
September 30, 2013 Other real estate owned (1)	$-	$-	$2,091	$2,091
December 31, 2012 Impaired loans (1)	$-	$-	$2,006	$2,006
December 31, 2012 Impaired loans (2)	$-	$-	$1,048	$1,048
December 31, 2012 Other real estate owned (1)	$-	$-	$3,038	$3,038

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

At September 30, 2013, of the impaired loans having an aggregate balance of $12.6 million, $10.9 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.7 million in impaired loans, an aggregate valuation allowance of $368 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
September 30, 2013:

Impaired loans	$851	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-16.4%)
			Liquidation expenses (3)	0 to -10% (-7.9%)

Impaired loans	$504	Discounted Cash Flows (5)

Other real estate owned	$2,091	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.
(5)	Fair value is determined using the debt service of the borrower.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012:

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

Securities Sold Under Agreements to Repurchase, Federal Funds Purchased and Short-Term Borrowings (Carried at Cost)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2013 and December 31, 2012:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
September 30, 2013:
Financial assets:
Cash and cash equivalents	$18,319	$18,319	$18,319	$-	$-
Interest bearing time deposits	1,819	1,829	-	1,829	-
Securities available-for-sale	80,763	80,763	-	80,763	-
Loans receivable, net of allowance	546,067	548,044	-	-	548,044
Restricted investments in bank stock	1,835	1,835	-	1,835	-
Accrued interest receivable	1,520	1,520	-	1,520	-

Financial liabilities:
Deposits	558,623	558,954	502,813	56,141	-
Securities sold under agreements to
repurchase and federal funds purchased	30,091	30,089	30,089	-	-
Short-term borrowings	14,000	14,000	-	-	14,000
Long-term borrowings	4,100	4,094	-	-	4,094
Accrued interest payable	252	252	-	252	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2012:
Financial assets:
Cash and cash equivalents	$29,940	$29,940	$29,940	$-	$-
Interest bearing time deposits	5,945	5,977	-	5,977	-
Securities available-for-sale	91,857	91,857	-	91,857	-
Loans receivable, net of allowance	500,072	508,053	-	-	508,053
Restricted investments in bank stock	1,454	1,454	-	1,454	-
Accrued interest receivable	1,578	1,578	-	1,578	-

Financial liabilities:
Deposits	553,020	553,756	-	553,756	-
Securities sold under agreements to
repurchase and federal funds purchased	24,452	24,452	-	24,452	-
Long-term borrowings	12,586	12,708	-	-	12,708
Accrued interest payable	327	327	-	327	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2013 and December 31, 2012:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
September 30, 2013
Repurchase Agreements:
Corporate Institutions	$30,091	$-	$30,091	$(30,091)	$-	$-

December 31, 2012
Repurchase Agreements:
Corporate Institutions	$24,452	$-	$24,452	$(24,452)	$-	$-

As of September 30, 2013 and December 31, 2012, the fair value of securities pledged was $40.2 million and $45.8 million, respectively.

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2013 and for the three and nine months ended  September 30, 2013  and 2012, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased  $18.4 million from $643.0 million at December 31, 2012 to $661.4 million at September 30, 2013 due primarily to an increase in loans receivable, offset by a decrease in cash and cash equivalents and other real estate owned.

Net income for the three months ended September 30, 2013 was $1.4 million compared to a net income for the three months ended September 30, 2012 of $1.8 million. Net income for the nine months ended September 30, 2013 was $3.8 million compared to a net income for the nine months ended September 30, 2012 of $4.2 million, due primarily to to the gain on sale of available-for-sale securities realized in 2012.  Loans receivable, net of the allowance for loan losses, increased $46.0 million to $546.1 million at

September 30, 2013 from $500.1 million at December 31, 2012. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2013 and 2012 totaled $6.2 million.  Average earning assets were $628.6 million for the three months ended September 30, 2013 compared to $622.6 million for the three months ended September 30, 2012. The tax equivalent yield on average earning assets was 4.01% for the third quarter of 2013 compared to 4.07% for the third quarter of 2012.

Total interest expense for the three months ended September 30, 2013 decreased $268.0 thousand to $708.0 thousand as compared to $976.0 thousand for the three months ended September 30, 2012, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $542.6 million for the three months ended September 30, 2013 compared to $546.0 million for the three months ended September 30, 2012.  The yield on average interest bearing liabilities was 0.52% for the third quarter of 2013 compared to 0.71% for the third quarter of 2012. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended September 30, 2013 was $5.5 million compared to $5.2 million for the three months ended September 30, 2012. The improvement in net interest income for the three months ended September 30, 2013 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the three months ended September 30, 2013 increased eleven  (11)  basis points to 3.59% as compared to 3.48% for the three months ended September 30, 2012, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

Total interest income for the nine months ended September 30, 2013 and 2012 totaled $18.3 million.  Average earning assets were $620.6 million for the nine months ended September 30, 2013 compared to $602.6 million for the nine months ended September 30, 2012. The tax equivalent yield on average earning assets was 4.06% for the third quarter of 2013 compared to 4.05% for the third quarter of 2012.

Total interest expense for the nine months ended September 30, 2013 decreased $996.0 thousand to $2.2 million as compared to $3.2 million for the nine months ended September 30, 2012, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $537.3 million for the nine months ended September 30, 2013 compared to $530.1 million for the nine months ended September 30, 2012.  The yield on average interest bearing liabilities was 0.56% for the nine months ended September 30, 2013 compared to 0.82% for the September 30, 2012. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the nine months ended September 30, 2013 was $16.1 million compared to $15.1 million for the nine months ended September 30, 2012. The improvement in net interest income for the nine months ended September 30, 2013 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the nine months ended September 30, 2013 increased ten  (10)  basis points to 3.58% as compared to 3.48% for the nine months ended September 30, 2012, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

Below are tables which set forth average balances and corresponding yields for the corresponding periods ended September 30, 2013 and  2012, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2013			2012

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 536,475	$ 5,661	4.19%	$ 467,512	$ 5,452	4.64%
Loans - non-taxable	3,631	36	6.10%	3,868	38	5.91%
Investment securities - taxable	46,190	195	1.69%	59,015	329	2.24%
Investment securities - non-taxable	32,004	290	5.51%	39,831	344	5.26%
Federal funds sold	916	-	0.02%	919	-	0.02%
Time deposits	2,951	6	0.81%	6,871	23	1.31%
Interest bearing deposits with banks	6,472	4	0.25%	44,598	26	0.23%

TOTAL INTEREST EARNING ASSETS	628,639	6,192	4.01%	622,614	6,212	4.07%

Less allowance for loan losses	(5,167)			(4,807)
Other assets	29,246			27,829

TOTAL ASSETS	$ 652,718			$ 645,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 58,910	$ 12	0.08%	$ 55,823	$ 13	0.09%
Savings	388,553	454	0.46%	380,747	587	0.61%
Certificates of deposit	56,097	135	0.95%	63,026	190	1.20%
Securities sold under agreements to
repurchase, federal funds purchased and
short & long-term borrowings	38,999	107	1.09%	46,426	186	1.60%

TOTAL INTEREST BEARING LIABILITIES	542,559	708	0.52%	546,022	976	0.71%

Non-interest bearing demand deposits	51,612			43,943
Other liabilities	3,948			4,150
Stockholders' equity	54,599			51,521

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 652,718			$ 645,636

Net interest income		$ 5,484			$ 5,236
Net interest spread			3.49%			3.36%
Net interest margin			3.59%			3.48%

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,
	2013			2012

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 521,888	$ 16,670	4.28%	$ 446,209	$ 16,084	4.81%
Loans - non-taxable	3,650	106	5.85%	3,839	112	5.92%
Investment securities - taxable	51,427	628	1.64%	60,054	969	2.16%
Investment securities - non-taxable	33,414	868	5.24%	38,292	1,000	5.23%
Federal funds sold	784	1	0.20%	1,448	3	0.17%
Time deposits	4,049	29	0.96%	7,426	76	1.36%
Interest bearing deposits with banks	5,400	9	0.22%	45,291	76	0.22%

TOTAL INTEREST EARNING ASSETS	620,613	18,311	4.06%	602,559	18,320	4.05%

Less allowance for loan losses	(5,087)			(4,505)
Other assets	27,651			24,809

TOTAL ASSETS	$ 643,177			$ 622,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 57,950	$ 29	0.07%	$ 54,112	$ 55	0.14%
Savings	382,345	1,357	0.48%	365,500	1,964	0.72%
Certificates of deposit	56,963	428	1.01%	66,269	639	1.29%
Securities sold under agreements to
repurchase, federal funds purchased and
short & long-term borrowings	40,000	429	1.44%	44,216	581	1.76%

TOTAL INTEREST BEARING LIABILITIES	537,258	2,243	0.56%	530,097	3,239	0.82%

Non-interest bearing demand deposits	48,937			40,143
Other liabilities	3,754			3,888
Stockholders' equity	53,228			48,735

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 643,177			$ 622,863

Net interest income		$ 16,068			$ 15,081
Net interest spread			3.50%			3.23%
Net interest margin			3.58%			3.48%

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

For the three months ended September 30, 2013, the provision for loan losses was $310 thousand, as compared to $235 thousand, for the same period ended September 30, 2012.  In the three months ended September 30, 2013, there were charge-offs in the amount of $89 thousand; however principal in the amount of $1 thousand was recovered.  For the nine months ended September 30, 2013, the provision for loan losses was $842 thousand, as compared to $810 thousand, for the same period ended September 30, 2012.  In the nine months ended September 30, 2013, there were charge-offs in the amount of $741 thousand, however principal in the amount of $43 thousand was recovered.  The allowance for loan losses is $5.3 million as of September 30, 2013, which is 0.96% of outstanding loans, compared to $4.8 million or 1.00% of outstanding loans as of September 30, 2012. At December 31, 2012, the allowance for loan losses of $5.1 million represented 1.00% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

	(In Thousands)
Loans receivable at end of period	$551,787	$483,779	$551,787	$483,779

Allowance for loan losses:
Balance, beginning	$5,069	$4,760	$5,147	$4,215
Provision for loan losses	310	235	842	810
Loans charged off:
Commercial real estate	(42)	(176)	(423)	(179)
Commercial construction	-	-	(197)	-
Commercial	(13)	-	(13)	-
Residential real estate	(29)	(4)	(103)	(39)
Consumer	(5)		(5)
Total loans charged off	(89)	(180)	(741)	(218)
Recoveries of loans previously charged off:
Commercial real estate	-	1	13	1
Commercial	1	-	2	-
Residential real estate	-	4	28	12
Total recoveries	1	5	43	13
Net charge offs	(88)	(175)	(698)	(205)
Balance at end of period	$5,291	$4,820	$5,291	$4,820

Allowance for loan losses to loans
receivable at end of period	0.96%	1.00%	0.96%	1.00%

Non-interest Income

Total non-interest income was $559 thousand for the three months ended September 30, 2013 compared to $934 thousand for the same period in 2012, and $1.5 million for the nine months ended September 30, 2013 compared to $1.6 million for the same period in 2012.  The decrease is primarily due to the $633 thousand gain on sale of securities realized in 2012, offset by the growth in the Bank’s credit card and merchant processing customer base and an increase in income associated with bank owned life insurance.

Non-interest Expense

Non-interest expenses increased $430.0 thousand, or 12.8%, from $3.4 million for the three months ended September 30, 2012 to $3.8 million for the same period ended September 30, 2013. The increase is due to: an increase of $305 thousand in salary and employee benefits, the majority of which are in conjunction with increased non-qualified pension expense, insurance benefits and salary adjustments; an increase of $44 thousand in credit card processing expense due to an increase in volume; an increase of $18 thousand in charitable contributions; and an increase of $67 thousand in other operating expenses due primarily to the change in valuation of officer’s life insurance; offset by a decrease of $21 thousand in professional fees due to greater compliance costs to implement XBRL reporting in 2012; and a decrease of $8 thousand in loan and real estate expenses.

Non-interest expenses increased $1.4 million, or 13.5%, from $10.1 million for the nine months ended    September 30, 2012 to $11.5 million for the same period ended September 30, 2013.  The increase is due to: an increase of $838 thousand in salary and employee benefits, the majority of which are in conjunction with increased non-qualified pension expense, insurance benefits and salary adjustments; an increase of $153 thousand in credit card processing expense due to an increase in volume; an increase of $29 thousand in FDIC insurance expense; an increase of $45 thousand in charitable contributions; and an increase of $167 thousand in other operating expenses due primarily to the change in valuation of officer’s life insurance; offset by a decrease of $20 thousand in loan and real estate expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended September 30, 2013 totaled $535 thousand, or 27.6% of income before taxes. The provision for income taxes for the three months ended September 30, 2012 totaled $750 thousand, or 29.2% of income before taxes.  The allocated provision for income taxes for the nine months ended September 30, 2013 totaled $1.5 million, or 27.6% of income before taxes. The provision for income taxes for the nine months ended September 30, 2012 totaled $1.6 million, or 27.9% of income before taxes.    The slight increase in the tax rate is a result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2013. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2013 were $80.8 million compared to $91.9 million at December 31, 2012. The decrease in the investment portfolio is the result of principal payments on U.S. GSEs and the maturity of U.S. agency bonds.  The carrying value of the securities portfolio as of September 30, 2013 includes a net unrealized gain of $709 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.5 million at December 31, 2012. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2013 increased $46.0 million to $546.1 million from $500.1 million at December 31, 2012. The loan to deposit ratio increased from 91% at December 31, 2012 to 99% at September 30, 2013. The Bank’s loan portfolio at September 30, 2013 was comprised of residential real estate and consumer loans of $278.7 million, an increase of $26.5 million from December 31, 2012, and commercial loans of $273.0 million, an increase of $19.7 million from December 31, 2012.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $144 thousand totaling  $5.3 million at September 30, 2013 compared to $5.2 million at December 31, 2012. At September 30, 2013 and December 31, 2012, the allowance for loan losses represented 0.96% and 1.00%, respectively of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2013 and December 31, 2012 aggregate balances on non-performing loans equaled $10.6 million, and $10.9 million at September 30, 2012, representing 1.91%, 2.11% and 2.25% of total loans at September 30, 2013,  December 31, 2012 and September 30, 2012, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There was one loan totaling $3 thousand that was modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the nine months ended September 30, 2013.  The Company has one foreclosed asset in the amount of $2.1 million as of September 30, 2013, as compared to three foreclosed assets at December 31, 2012 in the amount of $3.0 million.  The net change is a result of the sale of two assets with a deferred gain totaling $109 thousand, along with a write down totaling $103 thousand on the remaining foreclosed asset.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2013	2012	2012

	(In Thousands)
Non-accrual - commercial	$1,951	$2,143	$2,373
Non-accrual - consumer	490	301	301
Restructured loans (still accruing interest and less than 90 days past due)	8,119	7,841	8,221
Loans past due 90 or more days, accruing interest		361	-

Total nonperforming loans	10,560	10,646	10,895
Foreclosed assets	2,091	3,038	2,869
Total nonperforming assets	$12,651	$13,684	$13,764
Nonperforming loans to total loans at period-end	1.91%	2.11%	2.25%
Nonperforming assets to total assets	1.91%	2.13%	2.13%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $266.0 thousand from December 31, 2012 to September 30, 2013. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at September 30, 2013 increased $5.6 million to $558.6 million from $553.0 million at December 31, 2012. Savings deposits increased by $8.0 million and demand deposits increased by $463 thousand,  offset by time deposits which decreased $2.8 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $18.3 million at September 30, 2013, compared to $29.9 million at December 31, 2012, primarily due to the increase in loan growth and bank owned life insurance, offset by the increase in deposits and overnight repurchase agreements.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At September 30, 2013, the Company had $80.8 million of available for sale securities. Securities with carrying values of approximately $40.2 million and $45.8 million at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $303.8 million, which includes a line of credit for $25.0 million. There were no outstanding long-term loans at September 30, 2013 and $7.9 million outstanding as of December 31, 2012.  There were $14 million of short-term advances outstanding at September 30, 2013 and none outstanding as of December 31, 2012. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at September 30, 2013.   Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $4.1 million was outstanding at September 30, 2013. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $95.0 million at September 30, 2013. The Company also has letters of credit outstanding of $5.0 million at September 30, 2013. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $52.2 million as of September 30, 2013, representing a net increase of $2.1 million from December 31, 2012.  The increase in capital was primarily the result of the net income of $3.8 million, offset by a decrease in unrealized holding gains on available for sale securities of $1.8 million and a dividend declared in the amount of $362 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2013, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	September 30, 2013	December 31, 2012

	(Dollars In Thousands)

Tier I, common stockholders' equity	$55,026	$52,046
Tier II, allowable portion of allowance for loan losses	5,291	5,147

Total capital	$60,317	$57,193

Tier I risk based capital ratio	11.9%	12.1%

Total risk based capital ratio	13.0%	13.3%

Tier I leverage ratio	8.5%	8.0%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	September 30, 2013	December 31, 2012

	(Dollars In Thousands)

Tier I, common stockholders' equity	$51,707	$47,745
Tier II, allowable portion of allowance for loan losses	5,291	5,147

Total capital	$56,998	$52,892

Tier I risk based capital ratio	11.2%	11.1%

Total risk based capital ratio	12.3%	12.3%

Tier I leverage ratio	7.9%	7.3%

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weighted (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interest. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank and the Company on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2013, including any corrective actions with regard to significant deficiencies and material weakness.

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

______________________

*These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

	By:	/s/ David M. Lobach, Jr.
Dated: November 13, 2013		David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 13, 2013	By:	/s/ Judith A. Hunsicker
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

______________________

*These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.