Form 10-K
period 2013-12-31
Embassy Bancorp, Inc.
filed 2014-03-28
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end    December 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ]  No [      ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes   No x

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2013, the registrant’s most recently completed second fiscal quarter was $32,954,055.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 25, 2014	($1.00 Par Value)	7,333,764
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Business Lending

The Company is generally targeting businesses with annual revenues of less than $10 million. These customers tend to be ignored by the larger institutions and have felt the most negative effects of the recent bank consolidations. The Company offers responsiveness, flexibility and local decision making for loan applications of small business owners thereby eliminating delays caused by non-local management. The Company participates in programs offered through local, state and federal programs and may participate in Small Business Administration (SBA) programs.

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

Employees

As of December 31, 2013, the Company had a total of 71 full-time equivalent employees.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010, there is additional regulatory oversight and supervision of the Company and the Bank.  The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes, and the regulations being developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that affect the regulations of community banks and bank holding companies.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums.  The legislation also calls for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act also establishes the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity within the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s rules contain provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay, loan servicing, and prepayment penalties.

On January 10, 2013, the CFPB issued a final regulation defining a “qualified mortgage” for purposes of the Dodd-Frank Act, and setting standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. This regulation, which became effective on January 10, 2014, also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.” On January 17, 2013, the CFPB issued a final regulation containing new mortgage servicing rules applicable to our bank subsidiary, which took effect on January 10, 2014. The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market. These changes affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications,

Embassy Bancorp, Inc.

interest rate adjustments and options for avoiding “force-placed” insurance. Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. We expect these new standards to add to the cost of conducting our mortgage servicing business.

Capital Adequacy

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

At December 31, 2013, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards.  See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

New Capital Rules

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-weighted assets requirement (from 4.0% to 6.0% of risk-weighted assets) and generally assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interest. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank and the Company on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The capital ratios to be considered “well capitalized” under the new capital rules are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.

As of December 31, 2013, management believes that the Bank would remain “well capitalized’ under the new rules.

Embassy Bancorp, Inc.

Federal Deposit Insurance (“FDI”) Act and Part 363 of the FDIC Regulations

Section 36 of the FDI Act and Part 363 of the FDIC's regulations, as amended, require insured depository institutions with at least $500 million in total assets to file a Part 363 Annual Report with the applicable bank regulatory agencies, which, among other things, requires that the Company establish and maintain an effective internal control structure over financial reporting and provide an assessment by management of the institution's compliance with the designated laws and regulations pertaining to insider loans and dividend restrictions.

Bank Holding Company Regulation

As a bank holding company, the Company is subject to regulation and examination by the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking”) and the Federal Reserve Board.  The Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

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

Regulation of Embassy Bank for the Lehigh Valley

Embassy Bank for the Lehigh Valley is a Pennsylvania-chartered banking institution and is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (“FDIC”). Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations.

Embassy Bancorp, Inc.

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

At December 31, 2013, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

Embassy Bancorp, Inc.

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

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for the Bank for 2013 was $0.02 for each $100 of DIF deposits.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

Item 1B. Unresolved Staff Comments.

    None.

Item 2. PROPERTIES.

    The Company, through the Bank, occupies seven full-service banking offices in the Lehigh Valley:

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

Embassy Bancorp, Inc.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)Shares of Company common stock are traded over-the-counter and in privately negotiated transactions. The Company’s common stock is not listed on any national securities exchange.

Trades in Company common stock made by certain brokerage firms are reported on the OTCQB Market Tier of the OTC Markets under the symbol “EMYB”. The following table reflects high and low bid prices for shares of the Company’s common stock for the periods indicated, based upon information derived from www.otcmarkets.com.

	2013		2012
	High	Low	High	Low
First Quarter	$6.50	$5.44	$7.00	$3.50
Second Quarter	$8.99	$6.06	$6.00	$4.50
Third Quarter	$7.00	$6.50	$6.00	$4.75
Fourth Quarter	$8.00	$6.75	$6.25	$5.10

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 25, 2014, there are approximately 1,132 owners of record of the common stock of the Company.

(c)On September 30, 2013, the Company paid $363,000, or $0.05 per share, in an annual cash dividend on its common stock.  On October 1, 2012, the Company paid $288,000, or $0.04 per share, in an annual cash dividend on its common stock. On July 14, 2011, the Company paid $215,000 or $0.03 per share in a special cash dividend on its common stock.  As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company.

(d)The following table sets forth information about options outstanding under the Company’s Stock Option Plan and the Company’s Stock Incentive Plan, as of December 31, 2013:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	149,692	$ 8.35	400,891

(e)Sales of Securities.

None.

(f)Repurchase of Equity Securities.

None.

Item 6. Selected Financial Data.

Not required of a smaller reporting company.

Embassy Bancorp, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

OVERVIEW

The Company’s assets grew $27.8 million from $643.0 million at December 31, 2012 to $670.8 million at December 31, 2013. The Company’s deposits grew $16.0 million from $553.0 million at December 31, 2012 to $569.0 million at December 31, 2013. During the same period, loans receivable, net of the allowance for loan losses, increased $63.2 million to $563.3 million at December 31, 2013 from $500.1 million at December 31, 2012. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and continues to become more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

The Company reported net income of $5.5 million for the year ended December 31, 2013 as compared to net income of $5.7 million for the year ended December 31, 2012, a decrease of $220 thousand, or 3.9%.  Diluted earnings per share decreased to $0.76 in 2013 from $0.80 in 2012.

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

2013 Compared to 2012

Total interest income for the year ended December 31, 2013 was $24.7 million, compared to $24.5 for the year ended December 31, 2012. Total interest expense for the year ended December 31, 2013 was $2.9 million, compared to $4.1 million for the year ended December 31, 2012. The increase in interest income is due to the growth in loan balances, offset by lower yields in this interest rate environment.  The decrease in interest expense is due to the lower interest rate environment, as well as a shift in deposits from certificates of deposit to savings accounts.  Net interest income increased 6.4% to $21.7 million for the year ended December 31, 2013 as compared to $20.4 million for the year ended December 31, 2012.

Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Interest rate spread is the mathematical difference between the average interest earned on earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on earning assets and is derived by dividing

Embassy Bancorp, Inc.

net interest income by average earning assets. In a mature financial institution the interest margin gives a reader a better indication of asset earning results when compared to peer groups or industry standards.

The Company’s net interest margin for the year ended December 31, 2013 was 3.57% compared to 3.47% for the year ended December 31, 2012. The increase in the margin is due primarily to the reduced loan, deposit and investment yields associated with current market conditions, coupled with the significant growth in the loan and interest bearing deposit balances. During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011

	Average		Tax Equivalent	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$530,174	$22,471	4.24%	$457,772	$21,602	4.72%	$394,650	$20,734	5.25%
Loans - non-taxable (1)	3,848	146	5.75%	3,828	149	5.90%	3,234	127	5.95%
Investment securities - taxable (3)	50,364	832	1.65%	59,538	1,214	2.04%	61,332	1,609	2.62%
Investment securities - non-taxable (1) (3)	33,357	1,168	5.30%	38,587	1,344	5.17%	29,741	1,091	5.46%
Federal funds sold	792	2	0.20%	1,337	2	0.15%	3,178	3	0.09%
Time deposits	3,487	34	0.98%	7,045	94	1.33%	7,643	116	1.52%
Interest bearing deposits with banks	5,463	12	0.22%	40,926	93	0.23%	16,133	36	0.22%

TOTAL INTEREST EARNING ASSETS	627,485	24,665	4.04%	609,033	24,498	4.15%	515,911	23,716	4.70%

Less allowance for loan losses	(5,140)			(4,605)			(3,932)
Other assets	28,496			23,751			21,076

TOTAL ASSETS	$650,841			$628,179			$533,055

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$57,651	$38	0.07%	$54,221	$66	0.12%	$39,006	$79	0.20%
Savings	384,407	1,816	0.47%	370,420	2,467	0.67%	279,342	2,619	0.94%
Certificates of deposit	56,787	563	0.99%	64,848	812	1.25%	85,124	1,383	1.62%
Securities sold under agreements to repurchase and other borrowings	43,341	523	1.21%	44,594	762	1.71%	51,576	913	1.77%

TOTAL INTEREST BEARING LIABILITIES	542,186	2,940	0.54%	534,083	4,107	0.77%	455,048	4,994	1.10%

Non-interest bearing demand deposits	50,527			42,756			34,169
Other liabilities	3,693			6,844			5,145
Stockholders' equity	54,435			44,496			38,693

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$650,841			$628,179			$533,055

Net interest income		$21,725			$20,391			$18,722
Net interest spread			3.50%			3.38%			3.60%
Net interest margin			3.57%			3.47%			3.73%

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

	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$3,417	$(2,548)	$869	$3,316	$(2,448)	$868
Loans - non-taxable	1	(4)	(3)	23	(1)	22
Investment securities - taxable	(187)	(195)	(382)	(47)	(348)	(395)
Investment securities - non-taxable	(182)	6	(176)	319	(71)	253
Federal funds sold	(1)	-	-	(2)	1	(1)
Time deposits	(47)	(13)	(60)	(9)	(13)	(22)
Interest bearing deposits with banks	(81)	-	(81)	55	2	57
Total net change in income on
interest-earning assets	2,920	(2,754)	167	3,655	(2,878)	782

Interest-bearing liabilities:
Interest bearing demand deposits	4	(32)	(28)	31	(44)	(13)
Savings	93	(744)	(651)	854	(1,006)	(152)
Certificates of deposit	(101)	(148)	(249)	(329)	(242)	(571)
Total deposits	(4)	(924)	(928)	556	(1,292)	(736)
Securities sold under agreements to
repurchase and other borrowings	(21)	(218)	(239)	(124)	(27)	(151)
Total net change in expense on
interest-bearing liabilities	(25)	(1,142)	(1,167)	432	(1,319)	(887)
Change in net interest income	$2,945	$(1,612)	$1,334	$3,223	$(1,559)	$1,669

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

For the year ended December 31, 2013, the provision for loan losses was $992 thousand, compared to $1.2 million for the year ended December 31, 2012. The decrease in the provision for loan losses was primarily due to the volume of loan growth in 2013 over 2012.  Loans grew $63.2 million in 2013 compared to $82.3 million in 2012.  The allowance for loan losses as of December 31, 2013 was $5.3 million, which represents 0.94% of outstanding loans, which is comparable to the $5.1 million as of December 31, 2012, representing 1.02% of outstanding loans. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate.

Embassy Bancorp, Inc.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily credit card processing fees, service fees on deposit and loan relationships and income from bank owned life insurance. Non-interest income also may include net gains and losses from the sale of available for sale securities. Total non-interest income was $2.3 million for the year ended December 31, 2013 compared to $2.5 million for the year ended December 31, 2012.   This decrease in non-interest income is due to the gain from sales of securities in 2012 of $1.2 million, compared to $337 thousand in 2013.  In 2013, the Company derived increased service fees in the amount of $104 thousand, or 21.8%, over 2012 due to the increase in the number of deposit accounts.  There was also an increase in fees from merchant credit card processing services in the amount of $203 thousand, or 17.7%, over 2012.  As the deposit customer account base grows and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2013 were $15.4 million, compared to $13.7 million for the year ended December 31, 2012.  At December 31, 2013, the Company had seventy-one full-time equivalent employees compared to seventy full-time equivalent employees at December 31, 2012.  Credit card processing costs increased $184 thousand, or 18%, due to increased volume of accounts.  Charitable contributions increased $158 thousand, or 42%, due to an increase in contributions related to the Pennsylvania Earned Income Tax Credit (EITC) program, which was offset by a decrease in the Pennsylvania bank shares tax expenses.  Salaries and employee benefits increased $977 thousand, or 17%, due to the increased benefits in addition to salary adjustments and the hiring of additional employees.  Advertising and promotion expenses increased $93 thousand, or 11%, due to enhanced advertising initiatives.  Loan and real estate expenses increased $41 thousand, or 19%, due to the increase in loan volume.  Other expenses increased $95 thousand, or 12%, due to increased operating expenses associated with higher customer volume.  Other real estate owned expenses decreased $42 thousand, or 36%, due to the reduction of costs related to bank-owned properties that were sold in 2013.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.1 million at December 31, 2013 compared to $2.2 million at December 31, 2012.  The effective rate on income taxes for the years ended December 31, 2013 and 2012 was consistently 27.9%.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk securities or derivatives as of December 31, 2013.

Embassy Bancorp, Inc.

The Company’s securities portfolio was $71.3 million at December 31, 2013, a $20.6 million decrease from securities of $91.9 million at December 31, 2012. The Company’s securities have decreased primarily due to a combination of investment principal pay-downs, maturities and sales totaling $5.4 million, offset by purchases in the amount of $11.4 million and a $2.6 million decrease in unrealized gains. The carrying value of the securities portfolio as of December 31, 2013 includes a net unrealized gain of $818 thousand, as compared to a net unrealized gain of $3.5 million as of December 31, 2012, which is recorded to accumulated other comprehensive income in stockholders’ equity. This decrease in the unrealized gain is due primarily to the changes in market conditions from 2012 to 2013.  No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2013,  2012 and 2011.

	2013	2012	2011

	(In Thousands)

U.S. Government agency obligations	$27,005	$40,605	$33,689
Municipal securities	32,900	38,952	40,048
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	9,362	9,017	13,841
Corporate bonds	2,021	3,283	4,532
Total Securities Available for Sale	$71,288	$91,857	$92,110

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2013.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Government agency
obligations	$3,019	0.95%	$22,041	1.05%	$1,945	1.33%	$-	-	$27,005	1.06%
Municipal securities	506	4.87%	5,233	3.37%	14,173	4.90%	12,988	6.35%	32,900	5.23%
U.S. GSE - Mortgage-
backed securities-
residential	607	4.86%	8,034	4.23%	721	6.02%	-	-	9,362	3.26%
Corporate bonds	-	-	2,021	2.20%	-	-	-	-	2,021	2.20%
Total Debt Securities	$4,132	2.00%	$37,329	1.83%	$16,839	4.04%	$12,988	6.15%	$71,288	3.30%

Embassy Bancorp, Inc.

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2013,  2012,  2011,  2010 and 2009. All of the Company’s loans are to domestic borrowers.

	December 31, 2013		December 31, 2012		December 31, 2011
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$235,545	41.40%	$204,904	40.53%	$171,792	40.56%
Commercial construction	21,109	3.71%	19,717	3.90%	13,414	3.17%
Commercial	28,017	4.92%	28,696	5.68%	26,879	6.35%
Residential real estate	283,421	49.82%	250,854	49.62%	210,361	49.65%
Consumer	846	0.15%	1,382	0.27%	1,140	0.27%

Gross loans	568,938	100.00%	505,553	100.00%	423,586	100.00%
Unearned origination (fees) costs	(355)		(334)		(245)

	$568,583		$505,219		$423,341

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$166,780	42.95%	$150,439	43.00%
Commercial construction	15,701	4.04%	12,292	3.51%
Commercial	27,591	7.11%	25,796	7.37%
Residential real estate	176,141	45.37%	159,180	45.50%
Consumer	2,048	0.53%	2,160	0.62%

Gross loans	388,261	100.00%	349,867	100.00%
Unearned origination (fees) costs	(96)		51

	$388,165		$349,918

Embassy Bancorp, Inc.

The following table shows the maturities of the commercial loan portfolio and the sensitivity of such loans to interest rate fluctuations at December 31, 2013.

	One year or Less	After One Year Through Five Years	After Five Years	Total

	(In Thousands)

Commercial real estate	$37,295	$142,438	$55,812	$235,545
Commercial construction	12,405	8,689	15	21,109
Commercial	15,157	10,828	2,032	28,017

	$64,857	$161,955	$57,859	$284,671

Fixed Rates	$24,430	$149,604	$57,232	$231,266
Variable Rates	40,427	12,351	627	53,405

	$64,857	$161,955	$57,859	$284,671

Credit Risk and Loan Quality

The allowance for loan losses increased $179 thousand to $5.3 million at December 31, 2013 from $5.1 million at December 31, 2012. At December 31, 2013 and December 31, 2012, the allowance for loan losses represented 0.94% and 1.02%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2013, aggregate balances on non-performing loans equaled $10.4 million compared to $10.6 million at December 31, 2012, representing 1.83% and 2.11% of total loans at December 31, 2013 and December 31, 2012, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings).  Troubled debt restructurings are considered non-performing loans. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection.  A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.

Embassy Bancorp, Inc.

As of December 31, 2013 the Company had four foreclosed assets, one in the amount of $532 thousand acquired in October 2010, and three acquired from one borrower in November 2013 in the amounts of $22 thousand, $36 thousand and $70 thousand.  Subsequent to December 31, 2013, the Company sold two properties acquired in November 2013.  The details for the non-performing loans and assets are included in the following table:

	December 31,

	2013	2012	2011	2010	2009

	(Dollars In Thousands)

Non-accrual - commercial	$1,824	$2,143	$1,869	$1,140	$4,152
Non-accrual - consumer	481	301	-	381	-
Restructured, accruing interest	7,354	7,841	7,264	3,345	-
Loans past due 90 or more days, accruing interest	763	361	265	1,464	584
Total nonperforming loans	10,422	10,646	9,398	6,330	4,736
Foreclosed assets	659	3,038	3,388	3,069	-
Total nonperforming assets	$11,081	$13,684	$12,786	$9,399	$4,736
Nonperforming loans to total loans	1.83%	2.11%	2.22%	1.63%	1.35%
Nonperforming assets to total assets	1.65%	2.13%	2.23%	1.83%	1.02%

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.94% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2013, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2013, the Company had $12.0 million of impaired loans compared to $12.7 million at December 31, 2012.  Most of the Company’s impaired loans required no specific reserves due to adequate collateral.  As of December 31, 2013, the Company had impaired loans of $2.0 million requiring a specific reserve of $405 thousand.  As of December 31, 2012, the Company had impaired loans of $3.9 thousand requiring a specific reserve of $750 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2013	2012	2011	2010	2009

	(Dollars In Thousands)

Loans receivable at end of year	$568,583	$505,219	$423,341	$388,165	$349,918

Allowance for loan losses:
Balance, beginning	$5,147	$4,215	$3,709	$3,598	$2,932
Provision for loan losses	992	1,183	734	1,318	702
Loans charged off:
Commercial real estate	(530)	(231)	(137)	(645)	(26)
Commercial construction	(197)	-	-	-	-
Commercial	(13)	-	(50)	(474)	(10)
Residential real estate	(112)	(39)	(63)	(125)	-
Consumer	(5)	-	-	-	-
Total charged offs	(857)	(270)	(250)	(1,244)	(36)
Recoveries of loans previously charged-off:
Commercial real estate	13	1	2	28	-
Commercial construction	-
Commercial	3	-	4	9	-
Residential real estate	28	18	4	-	-
Consumer	-	-	12	-	-
Total recoveries	44	19	22	37	-
Net charged offs	(813)	(251)	(228)	(1,207)	(36)
Balance at end of year	$5,326	$5,147	$4,215	$3,709	$3,598

Allowance for loan losses to loans
receivable at end of year	0.94%	1.02%	1.00%	0.96%	1.03%

Embassy Bancorp, Inc.

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2013	% of Total Loans	December 2012	% of Total Loans	December 2011	% of Total Loans	December 2010	% of Total Loans	December 2009	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$1,791	41.40%	$2,007	40.53%	$1,264	40.56%	$1,014	42.95%	$1,654	43.00%
Commercial construction	495	3.71%	660	3.90%	352	3.17%	443	4.04%	207	3.51%
Commercial	349	4.92%	394	6.71%	423	6.35%	325	7.11%	679	7.37%
Residential real estate	2,068	49.82%	1,677	48.59%	1,691	49.65%	1,309	45.37%	1,005	45.50%
Consumer	24	0.15%	33	0.27%	40	0.27%	35	0.53%	53	0.62%
Unallocated	599		376		445		583		-

Total Allowance for Loan Losses	$5,326	100.00%	$5,147	100.00%	$4,215	100.00%	$3,709	100.00%	$3,598	100.00%

Deposits

As growth continues, the Company expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2013 were $569.0 million, an increase of $16 million, or 2.9%, over total deposits of $553.0 million as of December 31, 2012.  The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2013	December 31, 2012	December 31, 2011

	(In Thousands)
Demand, non-interest bearing	$58,705	$51,741	$38,386
Demand, NOW and money market, interest bearing	59,451	61,638	40,128
Savings	389,613	381,012	327,048
Time, $100 and over	26,488	23,409	32,784
Time, other	34,780	35,220	43,429

Total deposits	$569,037	$553,020	$481,775

Embassy Bancorp, Inc.

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits for the years ended December 31, 2013,  2012 and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars In Thousands)
Demand, NOW and money market,
interest bearing	$57,651	0.07%	$54,221	0.12%	$39,006	0.20%
Savings	384,407	0.47%	370,420	0.67%	279,342	0.94%
Certificates of deposit	56,787	0.99%	64,848	1.25%	85,124	1.62%
Total interest bearing deposits	498,845	0.48%	489,489	0.69%	403,472	1.01%
Non-interest bearing demand deposits	50,527		42,756		34,169
Total	$549,372		$532,245		$437,641

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more as of December 31, 2013:

December 31, 2013
(In Thousands)
3 months or less	$3,347
Over 3 through 6 months	5,505
Over 6 through 12 months	7,086
Over 12 months	10,550

Total	$26,488

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

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $321.1 million, of which $10 million was outstanding at December 31, 2013, all of which is short term. This borrowing capacity with the FHLB includes a line of credit of $25.0 million.  The Bank also has a $6.0 million line of credit with Atlantic Central Bankers Bank, of which none was outstanding at December 31, 2013. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Central Bankers Bank line are unsecured. The Company

Embassy Bancorp, Inc.

has two lines of credit with Univest Bank and Trust Co., totaling $10.0 million, of which $3.9 million was outstanding at December 31, 2013. These lines of credit are secured by 833,333 shares of Bank stock.

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

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the year ended December 31, 2013:

	2014	2015-2016	2017-2018	Thereafter	Total

	(In Thousands)
Time deposits	$36,598	$20,607	$4,063	$-	$61,268
Short-term borrowings	10,000	-	-	-	10,000
Long-term borrowings	-	3,900	-	-	3,900
Operating Leases	1,166	2,386	1,725	734	6,011

Total	$47,764	$26,893	$5,788	$734	$81,179

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2013 totaled $84.9 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

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

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2013, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2013	December 31, 2012

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$56,820	$52,046
Tier 2, allowable portion of allowance for loan losses	5,326	5,147

Total capital	$62,146	$57,193

Tier 1 risk based capital ratio	12.0%	12.1%
Total risk based capital ratio	13.2%	13.3%
Tier 1 leverage ratio	8.5%	8.0%

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

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2013	December 31, 2012

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$53,515	$47,745
Tier 2, allowable portion of allowance for loan losses	5,326	5,147

Total capital	$58,841	$52,892

Tier 1 risk based capital ratio	11.3%	11.1%
Total risk based capital ratio	12.5%	12.3%
Tier 1 leverage ratio	7.9%	7.3%

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

Embassy Bancorp, Inc.

	0-3	4-12	1-3	4-5	Over 5
	Months	Months	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$4,182	$1,073	$250	$-	$-	$5,505
Investment securities	4,712	4,978	18,989	16,940	27,826	73,445
Loans, gross	109,669	99,020	167,994	85,445	106,455	568,583

Total interest-earning assets	118,563	105,071	187,233	102,385	134,281	647,533

Interest-bearing liabilities
NOW and money market accounts	59,451	-	-	-	-	59,451
Savings	361,629	27,985	-	-	-	389,614
Certificates of deposit	8,180	28,601	20,423	4,063	-	61,267
Other borrowed funds	10,000	-	3,900	-	-	13,900
Repurchase agreements
and federal funds purchased	30,418	-	-	-	-	30,418

Total interest-bearing liabilities	469,678	56,586	24,323	4,063	-	554,650

GAP	$(351,115)	$48,485	$162,910	$98,322	$134,281	$92,883

CUMULATIVE GAP	$(351,115)	$(302,630)	$(139,720)	$(41,398)	$92,883

GAP TO INTEREST EARNING
ASSETS	-54.22%	7.49%	25.16%	15.18%	20.74%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-54.22%	-46.74%	-21.58%	-6.39%	14.34%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2013. For income simulation purposes, NOW and savings accounts are repriced quarterly. The impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.4%
Down 200 basis points	-3.8%

Up 100 basis points	-0.8%
Up 200 basis points	-1.5%

Embassy Bancorp, Inc.

Return on Assets and Equity

For the year ended December 31, 2013, the return on average assets was 0.85% the return on average equity was 10.15% and the ratio of average shareholders’ equity to average total assets was 8.36%.

For the year ended December 31, 2012, the return on average assets was 0.91% the return on average equity was 12.91% and the ratio of average shareholders’ equity to average total assets was 7.08%.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Embassy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and its subsidiary, Embassy Bank for the Lehigh Valley (collectively the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 28, 2014

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2013	2012

	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$14,148	$16,116
Interest bearing demand deposits with banks	2,683	12,824
Federal funds sold	1,000	1,000

Cash and Cash Equivalents	17,831	29,940

Interest bearing time deposits	1,822	5,945
Securities available for sale	71,288	91,857
Restricted investment in bank stock	2,157	1,454
Loans receivable, net of allowance for loan losses of $5,326 in 2013; $5,147 in 2012	563,257	500,072
Premises and equipment, net of accumulated depreciation	1,882	2,095
Bank owned life insurance	7,630	4,976
Accrued interest receivable	1,533	1,578
Other real estate owned	659	3,038
Other assets	2,776	2,054

Total Assets	$670,835	$643,009

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$58,705	$51,741
Interest bearing	510,332	501,279

Total Deposits	569,037	553,020

Securities sold under agreements to repurchase	30,418	24,452
Short-term borrowings	10,000	-
Long-term borrowings	3,900	12,586
Accrued interest payable	235	327
Other liabilities	3,190	2,597

Total Liabilities	616,780	592,982

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2013 issued 7,323,555 shares; outstanding 7,323,555 shares;
2012 issued 7,238,823 shares; outstanding 7,238,823 shares	7,324	7,239
Surplus	23,671	23,146
Retained earnings	22,520	17,360
Accumulated other comprehensive income	540	2,282

Total Stockholders' Equity	54,055	50,027

Total Liabilities and Stockholders' Equity	$670,835	$643,009

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2013	2012

INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$22,617	21,751
Securities, taxable	832	1,214
Securities, non-taxable	1,168	1,344
Federal funds sold, and other	14	95
Interest on time deposits	34	94
Total Interest Income	24,665	24,498

INTEREST EXPENSE

Deposits	2,417	3,345
Securities sold under agreements to repurchase and federal funds purchased	17	62
Short-term borrowings	14	-
Long-term borrowings	492	700
Total Interest Expense	2,940	4,107

Net Interest Income	21,725	20,391

PROVISION FOR LOAN LOSSES	992	1,183

Net Interest Income after
Provision for Loan Losses	20,733	19,208

OTHER INCOME

Credit card processing fees	1,348	1,145
Other service fees	583	478
Bank owned life insurance	258	85
Gain on sale of securities, net	337	1,155
Profit (loss) on sale of other real estate owned	22	(8)
Impairment on other real estate owned	(260)	(350)
Total Other Income	2,288	2,505

OTHER EXPENSES

Salaries and employee benefits	6,877	5,900
Occupancy and equipment	2,379	2,315
Data processing	1,210	1,161
Credit card processing	1,209	1,025
Advertising and promotion	962	869
Professional fees	489	524
FDIC insurance	421	396
Insurance	54	51
Loan & real estate	255	214
Charitable contributions	532	374
Other real estate owned expenses	76	118
Other	893	798
Total Other Expenses	15,357	13,745

Income before Income Taxes	7,664	7,968

INCOME TAX EXPENSE	2,141	2,225

Net Income	$5,523	$5,743

BASIC EARNINGS PER SHARE	$0.76	$0.80

DILUTED EARNINGS PER SHARE	$0.76	$0.80

DIVIDENDS PER SHARE	$0.05	$0.04

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013		2012

	(In Thousands)

Net Income		$5,523		$5,743
Other Comprehensive Income (Loss):
Unrealized holding (loss) gains on securities available for sale	(2,302)		994
Less: reclassification adjustment for realized gains	(337)		(1,155)
	(2,639)		(161)
Income tax effect	897		55
Net unrealized (loss) gains	(1,742)		(106)

Other comprehensive loss, net of tax		(1,742)		(106)

Comprehensive Income		$3,781		$5,637

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013 and 2012

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2011	$7,171	$22,872	$11,905	$2,388	$(3)	$44,333

Net income	-	-	5,743	-	-	5,743
Other comprehensive income	-	-	-	(106)	-	(106)
Dividend declared, $.04 per share	-	-	(288)	-	-	(288)
Exercise of stock options, 49,729 shares,	50	141	-	-	3	194
Treasury issued 353 shares
Tax benefit of stock options exercised	-	23	-	-	-	23
Stock tendered for funding exercise of						-
stock options, 10,481 shares	(10)	(63)	-	-	-	(73)
Compensation expense recognized on						-
stock options	-	39	-	-	-	39
Common stock grants to directors,						-
7,992 shares	8	48	-	-	-	56
Shares issued under Dividend Reinvestment						-
and Stock Purchase Plan, 20,385 shares	20	86	-	-	-	106

BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$-	$50,027

BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$-	$50,027

Net income	-	-	5,523	-	-	5,523
Other comprehensive loss	-	-	-	(1,742)	-	(1,742)
Dividend declared, $.05 per share	-	-	(363)	-	-	(363)
Exercise of stock options, 43,617 shares	44	236	-	-	-	280
Tax benefit of stock options exercised	-	4	-	-	-	4
Stock tendered for funding exercise of
stock options, 22,549 shares	(23)	(146)	-	-	-	(169)
Compensation expense recognized on
stock options	-	61	-	-	-	61
Common stock grants to directors,
8,764 shares	9	53	-	-	-	62
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 54,900 shares	55	317	-	-	-	372

BALANCE - DECEMBER 31, 2013	$7,324	$23,671	$22,520	$540	$-	$54,055

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,523	$5,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	992	1,183
Accretion of deferred loan costs	(78)	(73)
Depreciation and amortization	612	613
Net amortization of investment security premiums and discounts	285	396
Stock compensation expense	61	39
(Gain) loss on sale of other real estate owned	(22)	8
Impairment on other real estate owned	260	350
Income on bank owned life insurance	(258)	(85)
Deferred income taxes	(456)	(628)
Net realized gain on sale of securities available for sale	(337)	(1,155)
Decrease (increase) in accrued interest receivable	45	(10)
Decrease in other assets	631	123
Decrease in accrued interest payable	(92)	(255)
Increase in other liabilities	557	902

Net Cash Provided by Operating Activities	7,723	7,151

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale	(11,390)	(25,836)
Maturities, calls and principal repayments of securities available for sale	23,588	15,889
Proceeds from sales of securities available for sale	5,784	10,798
Net increase in loans	(61,860)	(82,375)
Net (purchases) redemption of restricted investment in bank stock	(703)	187
Net maturities of interest bearing time deposits	4,123	1,753
Purchase of bank owned life insurance	(2,396)	(4,666)
Proceeds from sale of other real estate owned	-	311
Purchases of premises and equipment	(399)	(613)

Net Cash Used in Investing Activities	(43,253)	(84,552)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	16,017	71,245
Net decrease (increase) in securities sold under agreements to repurchase and federal funds purchased	5,966	(9,501)
Increase in short-term borrowed funds	10,000	-
Payment of long-term borrowed funds	(8,686)	(500)
Exercise of stock options, net payment for stock tendered	112	121
Proceeds from Dividend Reinvestment Plan	371	-
Tax benefit of stock options exercised	4	23
Dividends paid	(363)	(182)

Net Cash Provided by Financing Activities	23,421	61,206

Net Decrease in Cash and Cash Equivalents	(12,109)	(16,195)

CASH AND CASH EQUIVALENTS - BEGINNING	29,940	46,135

CASH AND CASH EQUIVALENTS - ENDING	$17,831	$29,940

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,032	$4,362

Income taxes paid	$2,725	$2,675

Other real estate sold through bank financing	$2,381	$-

Deferral of gain from sale of other real estate sold through bank financing	$(97)	$-

Other real estate acquired in settlement of loans	$142	$319

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

Embassy Bancorp, Inc.

Other than temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2013 and 2012.

Restricted Investments in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  During 2013, 2012 and 2011 the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases. In February 2012, the FHLB announced that dividend payments would resume in 2012.  Dividend payments of $12 thousand and $2 thousand were received during the years ended December 31, 2013 and 2012, respectively.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2013.

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Company on certain of its employees and directors.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from increases in cash surrender value of the policies is included in non-interest income.

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

	2013	2012

	(Dollars In Thousands, Except Per Share Data)

Net income	$5,523	$5,743

Weighted average shares outstanding	7,261,293	7,195,353
Dilutive effect of potential common
shares, stock options	8,710	21,331
Diluted weighted average common
shares outstanding	7,270,003	7,216,684
Basic earnings per share	$0.76	$0.80
Diluted earnings per share	$0.76	$0.80

Stock options of 149,692 and 127,942 were not considered in computing diluted earnings per common share for the years ended December 31, 2013 and 2012, respectively, because they are not dilutive to earnings.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2013 and 2012 were $123 thousand and $96 thousand, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Embassy Bancorp, Inc.

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. In accordance with Financial Accounting Standards Board guidance, the Company has disclosed the components of comprehensive income in the accompanying statements of comprehensive income.

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

Subsequent Events

The Company follows ASC Topic 855 Subsequent Events.  This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013 through the date these financial statements were available for issuance for items that should potentially be recognized or disclosed in these financial statements.

Embassy Bancorp, Inc.

New Accounting Standards

Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities, and ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.

ASU 2011-11 amends Topic 210, “Balance Sheet”, to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not have a material impact on the Company’s financial statements. See Note 17 – Offsetting Assets and Liabilities.

Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a material impact on the Company’s financial statements.  See Note 12 - Other Comprehensive Income.

Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructurings by Creditors  (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

The objective of this ASU is to reduce the diversity in practice of when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan and when the related loan receivable should be derecognized and the real estate owned recognized.  This amendment clarifies that an in substance repossession or foreclosure occurs when either a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Upon completion of either of these two events the creditor is considered to have received physical possession of residential real estate property and therefore should derecognize the loan receivable and recognize the real estate owned.  Additionally, this amendment requires interim and annual disclosure of both a) the amount of foreclosed residential real estate property held by the creditor and b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

The provisions of this ASU are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014.  For entities other than public business entities, this ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  This ASU can be adopted using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Reclassification

Certain amounts in the 2012 financial statements may have been reclassified to conform to 2013 presentation. These reclassifications had no effect on 2012 net income.

Embassy Bancorp, Inc.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2013 :
U.S. Government agency obligations	$27,191	$118	$(304)	$27,005
Municipal bonds	32,220	902	(222)	32,900
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	9,062	300	-	9,362
Corporate bonds	1,997	24	-	2,021
Total	$70,470	$1,344	$(526)	$71,288

December 31, 2012 :
U.S. Government agency obligations	$40,386	$237	$(18)	$40,605
Municipal bonds	36,273	2,696	(17)	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	8,487	530	-	9,017
Corporate bonds	3,254	29	-	3,283
Total	$88,400	$3,492	$(35)	$91,857

The amortized cost and fair value of securities as of December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)

Due in one year or less	$3,507	$3,525
Due after one year through five years	29,350	29,295
Due after five years through ten years	15,882	16,118
Due after ten years	12,669	12,988
	61,408	61,926
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	9,062	9,362
	$70,470	$71,288

Gross gains of $337 thousand and  $1.2 million were realized on sales of securities for the years ended December 31, 2013 and December 31, 2012, respectively. There were no gross losses in 2013 or 2012 on the sale of securities.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and December 31, 2012, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013 :	(In Thousands)

U.S. Government agency obligations	$16,895	$(304)	$-	$-	$16,895	$(304)
Municipal bonds	7,441	(222)	-	-	7,441	(222)
Total Temporarily Impaired Securities	$24,336	$(526)	$-	$-	$24,336	$(526)

December 31, 2012 :

U.S. Government agency obligations	$9,163	$(18)	$-	$-	$9,163	$(18)
Municipal bonds	1,057	(17)	-	-	1,057	(17)
Total Temporarily Impaired Securities	$10,220	$(35)	$-	$-	$10,220	$(35)

The Company had twenty-eight (28) securities in an unrealized loss position at December 31, 2013.  Unrealized losses are due only to market rate fluctuations. As of December 31, 2013, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Securities with a carrying value of $43.6 million and $45.8 million at December 31, 2013 and December 31, 2012, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 3 – Loans Receivable

The following table presents the composition of loans receivable at December 31, 2013 and 2012 respectively:

	2013	2012

	(In Thousands)

Commercial real estate	$235,545	$204,904
Commercial construction	21,109	19,717
Commercial	28,017	28,696
Residential real estate	283,421	250,854
Consumer	846	1,382

Total Loans	568,938	505,553

Unearned net loan origination fees	(355)	(334)
Allowance for Loan Losses	(5,326)	(5,147)

	$563,257	$500,072

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Allowance for loan losses:	(In Thousands)
Balance, beginning	$5,147	$4,215
Provision for loan losses	992	1,183
Loans charged off	(857)	(270)
Recoveries	44	19
Balance at end of year	$5,326	$5,147

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2013 and December 31, 2012, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2013	(In Thousands)

Commercial real estate	$229,987	$703	$4,794	$61	$235,545
Commercial construction	18,091	902	2,116	-	21,109
Commercial	27,499	480	38	-	28,017
Residential real estate	282,296	644	481	-	283,421
Consumer	846	-	-	-	846
Total	$558,719	$2,729	$7,429	$61	$568,938

December 31, 2012

Commercial real estate	$197,879	$748	$6,277	$-	$204,904
Commercial construction	16,102	341	3,274	-	19,717
Commercial	28,066	530	100	-	28,696
Residential real estate	249,737	156	660	301	250,854
Consumer	1,382	-	-	-	1,382
Total	$493,166	$1,775	$10,311	$301	$505,553

Embassy Bancorp, Inc.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2013 and 2012, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013	(In Thousands)
With no related allowance recorded:
Commercial real estate	$6,151	$6,446		$6,263	$286
Commercial construction	3,017	3,215		2,992	106
Commercial	171	170		241	8
Residential real estate	618	656		465	26
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$855	$914	$82	$939	$131
Commercial construction	-	-	-	325	-
Commercial	38	38	1	15	2
Residential real estate	1,113	1,113	322	985	37
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,006	$7,360	$82	$7,202	$417
Commercial construction	3,017	3,215	-	3,317	106
Commercial	209	208	1	256	10
Residential real estate	1,731	1,769	322	1,450	63
Consumer	-	-	-	-	-
	$11,963	$12,552	$405	$12,225	$596

December 31, 2012
With no related allowance recorded:
Commercial real estate	$5,985	$5,985		$6,031	$301
Commercial construction	2,117	2,117		3,218	77
Commercial	291	291		302	7
Residential real estate	458	458		377	23
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$1,635	$1,635	$411	$1,899	$161
Commercial construction	1,498	1,498	198	749	44
Commercial	11	60	11	5	-
Residential real estate	660	660	130	689	18
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,620	$7,620	$411	$7,930	$462
Commercial construction	3,615	3,615	198	3,967	121
Commercial	302	351	11	307	7
Residential real estate	1,118	1,118	130	1,066	41
Consumer	-	-	-	-	-
	$12,655	$12,704	$750	$13,270	$631

Embassy Bancorp, Inc.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012

	(In Thousands)

Commercial real estate	$1,635	$2,104
Commercial construction	-	-
Commercial	189	39
Residential real estate	481	301
Consumer	-	-
Total	$2,305	$2,444

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013 and 2012, respectively:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

	(In Thousands)
Commercial real estate	$776	$415	$2,049	$3,240	$232,305	$235,545	$763
Commercial construction	-	2,622	-	2,622	18,487	21,109	-
Commercial	-	-	189	189	27,828	28,017	-
Residential real estate	-	-	481	481	282,940	283,421	-
Consumer	-	-	-	-	846	846	-
Total	$776	$3,037	$2,719	$6,532	$562,406	$568,938	$763

December 31, 2012

Commercial real estate	$831	$-	$1,809	$2,640	$202,264	$204,904	$351
Commercial construction	2,559	-	-	2,559	17,158	19,717	-
Commercial	-	39	10	49	28,647	28,696	10
Residential real estate	301	-	301	602	250,252	250,854	-
Consumer	13	-	-	13	1,369	1,382	-
Total	$3,704	$39	$2,120	$5,863	$499,690	$505,553	$361

Embassy Bancorp, Inc.

The following table summarizes information in regards to the allowance for loan losses and the recorded investment in loans receivable at December 31, 2013, and the activity in the allowance for loan losses for the year ended December 31, 2012:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)

Year Ending December 31, 2013
Beginning Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147
Charge-offs	(530)	(197)	(13)	(112)	(5)	-	(857)
Recoveries	13	-	3	28	-	-	44
Provisions	301	32	(35)	475	(4)	223	992
Ending Balance - December 31, 2013	$1,791	$495	$349	$2,068	$24	$599	$5,326

Year Ending December 31, 2012
Beginning Balance - December 31, 2011	$1,264	$352	$423	$1,691	$40	$445	$4,215
Charge-offs	(231)	-	-	(39)	-	-	(270)
Recoveries	1	-	-	18	-	-	19
Provisions	973	308	(29)	7	(7)	(69)	1,183
Ending Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147

Embassy Bancorp, Inc.

The following tables represent the allocation of the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2013 and December 31, 2012:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2013
Allowance for Loan Losses
Ending Balance	$1,791	$495	$349	$2,068	$24	$599	$5,326
Ending balance: individually evaluated for impairment	$82	$-	$1	$322	$-	$-	$405
Ending balance: collectively evaluated for impairment	$1,709	$495	$348	$1,746	$24	$599	$4,921

Loans receivables:
Ending balance	$235,545	$21,109	$28,017	$283,421	$846		$568,938
Ending balance: individually evaluated for impairment	$7,006	$3,017	$209	$1,731	$-		$11,963
Ending balance: collectively evaluated for impairment	$228,539	$18,092	$27,808	$281,690	$846		$556,975

December 31, 2012
Allowance for Loan Losses
Ending Balance	$2,007	$660	$394	$1,677	$33	$376	$5,147
Ending balance: individually evaluated for impairment	$411	$198	$11	$130	$-	$-	$750
Ending balance: collectively evaluated for impairment	$1,596	$462	$383	$1,547	$33	$376	$4,397

Loans receivables:
Ending balance	$204,904	$19,717	$28,696	$250,854	$1,382		$505,553
Ending balance: individually evaluated for impairment	$7,620	$3,615	$302	$1,118	$-		$12,655
Ending balance: collectively evaluated for impairment	$197,284	$16,102	$28,394	$249,736	$1,382		$492,898

Embassy Bancorp, Inc.

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

The following table presents TDRs outstanding:

	December 31, 2013
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$4,996	$348	$5,345
Commercial construction	1,901	-	1,901
Commercial	20	150	170
Residential real estate	1,137	-	1,137
Consumer	-	-	-

	$8,054	$499	$8,553

As of December 31, 2013, no available commitments were outstanding on TDRs.

The following table presents newly restructured loans that occurred during the years ended December 31, 2013 and 2012:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars in Thousands)

Year Ending December 31, 2013
Residential real estate	3	$344	$344

	3	$344	$344

Year Ending December 31, 2012
Commercial real estate	4	$1,247	$1,247
Commercial construction	1	341	341
Commercial	1	3	3
Residential real estate	1	660	660

	7	$2,251	$2,251

Of the TDRs described above, one loan required an impairment reserve of $30 thousand, which was recorded in the allowance for loan losses for the twelve months ended December 31, 2013, and two loans required an impairment

Embassy Bancorp, Inc.

reserve of $206 thousand recorded in the allowance for loan losses for the twelve months ended December 31, 2012.  As of the years ended December 31, 2013 and 2012, no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the twelve months ended December 31, 2013.

Note 5 - Bank Premises and Equipment

The components of premises and equipment at December 31, 2013 and 2012 are as follows:

	2013	2012

	(In Thousands)

Furniture, fixtures and equipment	$2,480	$2,416
Leasehold improvements	2,125	2,115
Computer equipment and data processing software	1,529	1,274
Automobiles	166	166
Construction in progress	70	-

	6,370	5,971
Accumulated depreciation	(4,488)	(3,876)

	$1,882	$2,095

Note 6 – Deposits

The components of deposits at December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012

	(In Thousands)

Demand, non-interest bearing	$58,705	$51,741
Demand, NOW and money market, interest bearings	59,451	61,638
Savings	389,613	381,012
Time, $100 and over	26,488	23,409
Time, other	34,780	35,220
Total deposits	$569,037	$553,020

At December 31, 2013, the scheduled maturities of time deposits are as follows (in thousands):

2014	$36,598
2015	11,867
2016	8,740
2017	1,954
2018	2,109

$61,268

Embassy Bancorp, Inc.

Note 7 - Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within a few days from the transaction date and are reflected at the amount of cash received in connection with the transaction. The securities are retained under the Company’s control at its safekeeping agent. The Company adjusts collateral based on the fair value of the underlying securities, on a monthly basis. Information concerning securities sold under agreements to repurchase for the years ended December 31, 2013 and 2012 is summarized as follows:

	2013	2012

	(Dollars In Thousands)

Balance outstanding at December 31	$30,418	$24,452
Weighted average interest rate at the end of the year	0.057%	0.10%
Average daily balance during the year	$29,687	$31,638
Weighted average interest rate during the year	0.057%	0.20%
Maximum month-end balance during the year	$33,982	$40,842

Note 8 – Short-term and Long-term Borrowings

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $321.1 million, of which $10 million was outstanding at December 31, 2013,  at an interest rate of 0.24%, all of which were short term. This borrowing capacity with the FHLB includes a line of credit of $25.0 million.  The Bank also has a $6.0 million line of credit with ACBB, of which none was outstanding at December 31, 2013 and 2012, respectively. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the ACBB line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co., totaling $10.0 million, of which $3.9 million and $4.7 million was outstanding at December 31, 2013 and 2012, respectively. These lines of credit are secured by 833,333 shares of Bank stock, subordinate to all senior indebtedness of the Company.

There were no long-term borrowings with the FHLB at December 31, 2013.  The components of long-term borrowings with the FHLB at December 31, 2012 are as follows:

	2012

	(Dollars in Thousands)

Maturity Date	Interest Rate	Outstanding

June 2013	3.86%	4,834
August 2013	3.98%	3,052
		$7,886

Embassy Bancorp, Inc.

The components of long-term borrowings with Univest at December 31, 2013 and 2012 are as follows:

	2013		2012

	(Dollars in Thousands)

Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
November 2015	7.50%	$3,900	7.50%	$4,700

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

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows:

	Related Parties	Third Parties	Total

	(In Thousands)

2014	$403	$763	$1,166
2015	410	778	1,188
2016	403	795	1,198
2017	62	821	883
2018	-	842	842
Thereafter	-	734	734

	$1,278	$4,733	$6,011

Total rent expense was $1.2 million and $1.1 million for the years ended December 31, 2013 and 2012. Rent expense to related parties was $405 thousand and $368 thousand for the years ended December 31, 2013 and 2012, respectively.

Note 10 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Executive Vice President of Commercial Lending.

The Company has a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death or disability.  As of December 31, 2013 and 2012,  respectively, other liabilities include $2.2 million and $1.6 million, respectively, accrued under these plans.  For the years ended December 31, 2013 and 2012, $600 thousand and $409 thousand, respectively, were expensed under these plans.

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

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.  In January 2014, February 2013 and 2012, the Company granted 10,209,  8,764, and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2013, 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2013, 2012 and 2011.  In February 2013 and 2012, the Company also granted stock options to purchase 29,742 and 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $61 thousand and $39 thousand for the year ended December 31, 2013 and 2012, respectively.  At December 21, 2013, approximately $92 thousand unrecognized cost to these stock options granted in 2013 and 2012 will be recognized over the next 2.05 and 1.15 years, respectively.   The fair value of the options granted in 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 1.34% and 1.43%, respectively, expected life of 6.0 years and 7.5 years, respectively, and expected volatility of 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2013 and 2012 was $2.14 per share and $2.56 per share, respectively.  In January 2014, the Company granted stock options to purchase 29,663 shares of stock to certain executive officers in accordance with their respective employment agreements.

Embassy Bancorp, Inc.

Activities under these plans, related to stock options, are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2011	192,391	$6.96
Granted	52,611	7.00
Exercised	(49,729)	3.91
Forfeited	(19,561)	5.87

Outstanding, December 31, 2012	175,712	$7.96
Granted	29,742	7.00
Exercised	(43,617)	6.40
Forfeited	(12,145)	6.40

Outstanding, December 31, 2013	149,692	$8.35

Exercisable, December 31, 2013	84,877	$9.38

Stock options outstanding at December 31, 2013 are exercisable at prices ranging from $7.00 to $10.00 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2013 is 4.56 years. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2012  was 3.52 years. At December 31, 2013, the aggregate intrinsic value of options outstanding and exercisable was $9 thousand.  The intrinsic value was determined by using the latest known sales price of the Company’s common stock. For the years ending December 31, 2013 and 2012, the aggregate intrinsic value of options exercised was $313 thousand and  $154 thousand, respectively.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2013:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.00 to $7.00	7.00	82,353	7.50	17,538
$9.00 to $10.00	10.00	67,339	0.97	67,339

		149,692	4.56	84,877

Embassy Bancorp, Inc.

Note 12 – Other Comprehensive Income

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Year Ended December 31,
	2013			2012

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities
available for sale	$(2,302)	$783	$(1,519)	$994	$(338)	$656
Reclassification adjustments for
gains on securities transactions included
in net income (A),(B)	(337)	114	(223)	(1,155)	393	(762)
Total other comprehensive loss	$(2,639)	$897	$(1,742)	$(161)	$55	$(106)

(A)	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying
Consolidated Statements of Income.
(B)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale, net of tax, is as follows:

	Year Ended
	December 31,

	2013	2012

	(In Thousands)
Securities available for sale:
Realized gains on
securities transactions	$(337)	$(1,155)
Income taxes	114	393
Net of tax	$(223)	$(762)

Embassy Bancorp, Inc.

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale

Year Ended December 31, 2013
Balance January 1, 2013	$2,282
Other comprehensive loss before reclassifications	(2,639)
Amounts reclassified from accumulated other
comprehensive income	897
Net other comprehensive loss during the period	(1,742)

Balance December 31, 2013	$540

Balance January 1, 2012	$2,388
Other comprehensive income before reclassifications	(161)
Amounts reclassified from accumulated other
comprehensive income	55
Net other comprehensive income during the period	(106)

Balance December 31, 2012	$2,282

Note 13 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

	(In Thousands)

Current	$2,597	$2,853
Deferred	(456)	(628)

	$2,141	$2,225

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statement of income for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012

	(In Thousands)

Federal income tax at statutory rate	$2,606	$2,709
Tax free interest	(437)	(490)
Other	(28)	6

	$2,141	$2,225

Embassy Bancorp, Inc.

The Company follows guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes. The Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2013 and 2012,  the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company is subject to U.S. federal income tax. Neither the Company nor the Bank is subject to examination by U.S. Federal taxing authorities for years before 2010.

The components of the net deferred tax asset at December 31, 2013 and 2012 are as follows:

	2013	2012

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,765	$1,669
Accrued SERP	757	553
Other	368	209

Total Deferred Tax Assets	2,890	2,431

Deferred tax liabilities:
Premises and equipment	44	95
Prepaid assets	245	223
Deferred loan costs	295	263
Unrealized gain on securities available for sale	278	1,175

Total Deferred Tax Liabilities	$862	$1,756

Net Deferred Tax Asset (Liability)	$2,028	$675

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

Related parties were indebted to the Company for loans totaling $2.9 million and $2.6 million at December 31, 2013 and 2012, respectively.  During 2013, loans totaling $978 thousand were disbursed and loan repayments totaled $678 thousand.

Fees paid to related parties for legal services for the years ended December 31, 2013 and 2012 were approximately $58 thousand and $39 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as described in Note 9.

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

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2013	2012

	(In Thousands)

Commitments to grant loans, fixed	$6,195	$5,285
Commitments to grant loans, variable	2,324	8,994
Unfunded commitments under lines of credit, fixed	14,152	16,377
Unfunded commitments under lines of credit, variable	57,481	60,627
Standby letters of credit	4,748	4,994

	$84,900	$96,277

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2013 and 2012 was $4.7 million and $5.0 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.2 million and $4.5 million, respectively. The current amount of the liability as of December 31, 2013 and 2012 for guarantees under standby letters of credit issued is not considered material.

Note 16 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2013,  the Company had a $1.9 million minimum reserve balance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Embassy Bancorp, Inc.

The Bank’s actual capital amounts and ratios at December 31, 2013 and 2012 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2013:
Total capital (to risk-weighted assets)	$62,146	13.2%	$	≥	37,748	≥	8.0%	$	≥	47,185	≥	10.0%
Tier 1 capital (to risk-weighted assets)	56,820	12.0		≥	18,874	≥	4.0		≥	28,311	≥	6.0
Tier 1 capital (to average assets)	56,820	8.5		≥	26,736	≥	4.0		≥	33,420	≥	5.0

December 31, 2012:
Total capital (to risk-weighted assets)	$57,193	13.3%	$	≥	34,400	≥	8.0%	$	≥	43,000	≥	10.0%
Tier 1 capital (to risk-weighted assets)	52,046	12.1		≥	17,200	≥	4.0		≥	25,800	≥	6.0
Tier 1 capital (to average assets)	52,046	8.0		≥	25,999	≥	4.0		≥	32,498	≥	5.0

The Company’s actual capital amounts and ratios at December 31, 2013 and 2012 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2013:
Total capital (to risk-weighted assets)	$58,841	12.5%	$	≥	37,526	≥	8.0%
Tier 1 capital (to risk-weighted assets)	53,515	11.3		≥	18,763	≥	4.0
Tier 1 capital (to average assets)	53,515	7.9		≥	26,943	≥	4.0

December 31, 2012:
Total capital (to risk-weighted assets)	$52,892	12.3%	$	≥	34,401	≥	8.0%
Tier 1 capital (to risk-weighted assets)	47,745	11.1		≥	17,200	≥	4.0
Tier 1 capital (to average assets)	47,745	7.3		≥	26,223	≥	4.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

Embassy Bancorp, Inc.

Note 17 – Offsetting Assets and Liabilities

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2013 and December 31, 2012:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2013
Repurchase Agreements:
Corporate Institutions	$30,418	$-	$30,418	$(30,418)	$-	$-

December 31, 2012
Repurchase Agreements:
Corporate Institutions	$24,452	$-	$24,452	$(24,452)	$-	$-

As of December 31, 2013 and December 31, 2012, the fair value of securities pledged was $34.3 million and $35.1 million, respectively.

Note 18 - Fair Value of Financial Instruments

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

Embassy Bancorp, Inc.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2013 and 2012 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$27,005	$-	$27,005
Municipal bonds	-	32,900	-	32,900
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,362	-	9,362
Corporate bonds	-	2,021	-	2,021

December 31, 2013 Securities available for sale	$-	$71,288	$-	$71,288

U.S. Government agency obligations	$-	$40,605	$-	$40,605
Municipal bonds	-	38,952	-	38,952
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,017	-	9,017
Corporate bonds	-	3,283	-	3,283

December 31, 2012 Securities available for sale	$-	$91,857	$-	$91,857

Embassy Bancorp, Inc.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2013 Impaired loans (1)	$-	$-	$1,102	$1,102
December 31, 2013 Impaired loans (2)	$-	$-	$499	$499
December 31, 2013 Other real estate owned (1)	$-	$-	$659	$659
December 31, 2012 Impaired loans (1)	$-	$-	$2,006	$2,006
December 31, 2012 Impaired loans (2)	$-	$-	$1,048	$1,048
December 31, 2012 Other real estate owned (1)	$-	$-	$3,038	$3,038

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

At December 31, 2013, of the impaired loans having an aggregate balance of $12.0 million, $10.0 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $2.0 million in impaired loans, an aggregate valuation allowance of $405 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
December 31, 2013:

Impaired loans	$1,102	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-15.7%)
			Liquidation expenses (3)	0 to -10% (-8.4%)

Impaired loans	$499	Discounted Cash Flows (5)

Other real estate owned	$659	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.
(5)	Fair value is determined using the debt service of the borrower.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and December 31, 2012:

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

Securities Sold Under Agreements to Repurchase and Short-term Borrowings (Carried at Cost)

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

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2013 and 2012:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
December 31, 2013:
Financial assets:
Cash and cash equivalents	$17,831	$17,831	$17,831	$-	$-
Interest bearing time deposits	1,822	1,830	-	1,830	-
Securities available-for-sale	71,288	71,288	-	71,288	-
Loans receivable, net of allowance	563,257	563,444	-	-	563,444
Restricted investments in bank stock	2,157	2,157	-	2,157	-
Accrued interest receivable	1,533	1,533	-	1,533	-

Financial liabilities:
Deposits	569,037	569,400	-	569,400	-
Securities sold under agreements to
repurchase and federal funds purchased	30,418	30,415	-	30,415	-
Short-term borrowings	10,000	10,000	-	10,000	-
Long-term borrowings	3,900	3,797	-	-	3,797
Accrued interest payable	235	235	-	235	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2012:
Financial assets:
Cash and cash equivalents	$29,940	$29,940	$29,940	$-	$-
Interest bearing time deposits	5,945	5,977	-	5,977	-
Securities available-for-sale	91,857	91,857	-	91,857	-
Loans receivable, net of allowance	500,072	508,053	-	-	508,053
Restricted investments in bank stock	1,454	1,454	-	1,454	-
Accrued interest receivable	1,578	1,578	-	1,578	-

Financial liabilities:
Deposits	553,020	553,756	-	553,756	-
Securities sold under agreements to
repurchase and federal funds purchased	24,452	24,452	-	24,452	-
Long-term borrowings	12,586	12,708	-	-	12,708
Accrued interest payable	327	327	-	327	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Note 19 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	As of December 31,
	2013	2012
	(In Thousands)
ASSETS

Cash	$749	$520
Other assets	16	19
Investment in subsidiary	57,359	54,328
Total Assets	$58,124	$54,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$3,900	$4,700
Other liabilities	169	140
Stockholders’ equity	54,055	50,027
Total Liabilities and Stockholders’ Equity	$58,124	$54,867

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2013	2012
	(In Thousands)

Interest expense on borrowings	$(334)	$(387)
Other expenses	(313)	(333)
Equity in net income of banking subsidiary	5,958	6,227
Income before income taxes	5,311	5,507
Income tax benefit	212	236
Net income	$5,523	$5,743

Equity in other comprehensive loss of banking subsidiary	(1,742)	(106)
Comprehensive income	$3,781	$5,637

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2013	2012
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$5,523	$5,743
Adjustments to reconcile net income to net cash provided
by operating activities:
Net change in other assets and liabilities	94	67
Equity in net income of banking subsidiary	(5,958)	(6,227)
Net Cash Used in Operating Activities	(341)	(417)

Cash Flows from Investing Activities:
Dividend from banking subsidiary	1,250	891
Net Cash Provided by Investing Activities	1,250	891

Cash Flows from Financing Activities:
Repayment of long-term borrowings	(800)	(500)
Exercise of stock options, net of payment stock tendered
and proceeds from DRIP	483	121
Dividends Paid	(363)	(182)

Net Cash Used in Financing Activities	(680)	(561)
Net (Decrease) Increase in Cash	229	(87)
Cash – Beginning	520	607

Cash - Ending	$749	$520

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

    (a)  Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2013, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

    (b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the original Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

None.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2014 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2014 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2014 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR         INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2014 annual meeting of shareholders.

Embassy Bancorp, Inc.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following fees were incurred by the Company for 2013 and 2012:

	2013	2012
Audit fees (1)	$75,745	$74,467
Audit -related fees (2)	-	2,591
Tax fees (3)	15,673	9,163
All other fees (4)	-	45,695

	$91,418	$131,916

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

Additional information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Fees Paid to Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2014 annual meeting of shareholders.

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

10.26

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 23, 2014 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 24, 2014).

10.27

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on November 23, 2010).

10.28

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 1, 2013 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 2, 2013).

10.29

Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 23, 2014 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on January 24, 2014).

10.30

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 23, 2010).

10.31

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on January 2, 2013).

10.32

Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 23, 2014 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 24, 2014).

10.33

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

10.36

Loan Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on December 24, 2009).

10.37

Subordinated Term Loan Note, dated as of November 11, 2008, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K filed on December 24, 2009).

10.38

Stock Pledge Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K filed on December 24, 2009).

10.39

First Allonge to Subordinated Term Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 8-K filed on December 24, 2009).

11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of ParenteBeard LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

Embassy Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: March 28, 2014	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 28, 2014	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2014	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 28, 2014	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 28, 2014	/s/ John B. Brew, Jr.
John B. Brew, Jr., Director

Dated: March 28, 2014	/s/ Robert P. Daday
Robert P. Daday, Director

Dated: March 28, 2014	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 28, 2014	/s/ Elmer D. Gates
Elmer D. Gates, Lead Director

Dated: March 28, 2014	/s/ M. Bernadette Holland
M. Bernadette Holland, Director

Dated: March 28, 2014	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 28, 2014	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 28, 2014	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 28, 2014	/s/ John T. Yurconic
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

10.26

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 23, 2014 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 24, 2014).

10.27

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on November 23, 2010).

10.28

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 1, 2013 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 2, 2013).

10.29

Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 23, 2014 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on January 24, 2014).

10.30

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 23, 2010).

10.31

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on January 2, 2013).

10.32

Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 23, 2014 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 24, 2014).

10.33

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

10.36

Loan Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on December 24, 2009).

10.37

Subordinated Term Loan Note, dated as of November 11, 2008, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K filed on December 24, 2009).

10.38

Stock Pledge Agreement, dated as of November 11, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K filed on December 24, 2009).

10.39

First Allonge to Subordinated Term Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 8-K filed on December 24, 2009).

11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of ParenteBeard LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.