Form 10-Q
period 2014-03-31
Embassy Bancorp, Inc.
filed 2014-05-14
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 OR

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
(Registrant’s Telephone Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 9, 2014	($1.00 Par Value)	7,333,764
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2014	2013

	(In Thousands, Except Share and Per Share Data)
Cash and due from banks	$17,157	$14,148
Interest bearing demand deposits with banks	10,426	2,683
Federal funds sold	1,000	1,000

Cash and Cash Equivalents	28,583	17,831

Interest bearing time deposits	1,826	1,822
Securities available for sale	83,399	71,288
Restricted investment in bank stock	1,275	2,157
Loans receivable, net of allowance for loan losses of $5,374 in 2014; $5,326 in 2013	572,676	563,257
Premises and equipment, net of accumulated depreciation	1,785	1,882
Bank owned life insurance	7,697	7,630
Accrued interest receivable	1,524	1,533
Other real estate owned	592	659
Other assets	3,359	2,776

Total Assets	$702,716	$670,835

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$60,987	$58,705
Interest bearing	548,187	510,332

Total Deposits	609,174	569,037

Securities sold under agreements to repurchase	30,388	30,418
Short-term borrowings	-	10,000
Long-term borrowings	3,650	3,900
Accrued interest payable	268	235
Other liabilities	3,345	3,190

Total Liabilities	646,825	616,780

Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2014 issued 7,333,764 shares; outstanding 7,333,764 shares;
2013 issued 7,323,555 shares; outstanding 7,323,555 shares	7,334	7,324
Surplus	23,762	23,671
Retained earnings	23,992	22,520
Accumulated other comprehensive income	803	540

Total Stockholders' Equity	55,891	54,055

Total Liabilities and Stockholders' Equity	$702,716	$670,835

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2014	2013

INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans receivable, including fees	$5,784	$5,486
Securities, taxable	196	222
Securities, non-taxable	283	289
Federal funds sold, and other	19	5
Interest on time deposits	4	14
Total Interest Income	6,286	6,016

INTEREST EXPENSE

Deposits	642	624
Securities sold under agreements to repurchase and federal funds purchased	4	5
Short-term borrowings	2	-
Long-term borrowings	73	164
Total Interest Expense	721	793

Net Interest Income	5,565	5,223

PROVISION FOR LOAN LOSSES	105	280

Net Interest Income after
Provision for Loan Losses	5,460	4,943

OTHER INCOME

Credit card processing fees	333	322
Other service fees	151	128
Bank owned life insurance	67	49
Gain on sale of securities, net	31	-
Profit on sale of other real estate owned	6	4
Impairment on other real estate owned	(9)	(6)
Total Other Income	579	497

OTHER EXPENSES

Salaries and employee benefits	1,796	1,703
Occupancy and equipment	629	591
Data processing	305	305
Credit card processing	301	285
Advertising and promotion	250	221
Professional fees	120	126
FDIC insurance	100	104
Insurance	13	14
Loan & real estate	61	50
Charitable contributions	194	160
Other real estate owned expenses	7	23
Other	215	243
Total Other Expenses	3,991	3,825

Income before Income Taxes	2,048	1,615

INCOME TAX EXPENSE	576	437

Net Income	$1,472	$1,178

BASIC EARNINGS PER SHARE	$0.20	$0.16

DILUTED EARNINGS PER SHARE	$0.20	$0.16

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2014		2013

	(In Thousands)

Net Income		$1,472		$1,178
Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on securities available for sale	430		(68)
Less: reclassification adjustment for realized gains	(31)		-
	399		(68)
Income tax effect	(136)		23
Net unrealized gain (loss)	263		(45)

Other comprehensive gain (loss), net of tax		263		(45)

Comprehensive Income		$1,735		$1,133

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2014 and 2013

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In Thousands, Except Share Data)

BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$50,027

Net income	-	-	1,178	-	1,178
Other comprehensive loss	-	-	-	(45)	(45)
Compensation expense recognized on
stock options	-	13	-	-	13
Common stock grants to directors,
8,764 shares	9	53	-	-	62

BALANCE - MARCH 31, 2013	$7,248	$23,212	$18,538	$2,237	$51,235

BALANCE - DECEMBER 31, 2013	$7,324	$23,671	$22,520	$540	$54,055

Net income	-	-	1,472	-	1,472
Other comprehensive income	-	-	-	263	263
Compensation expense recognized on
stock options	-	24	-	-	24
Common stock grants to directors,
10,209 shares	10	67	-	-	77

BALANCE - MARCH 31, 2014	$7,334	$23,762	$23,992	$803	$55,891

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,472	$1,178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	280
Accretion of deferred loan costs	(1)	(15)
Depreciation and amortization	173	156
Net amortization of investment security premiums and discounts	42	95
Stock compensation expense	24	13
Gain on sale of other real estate owned	(6)	(4)
Impairment on other real estate owned	9	6
Income on bank owned life insurance	(67)	(49)
Net realized gain on sale of securities available for sale	(31)	-
Decrease (increase) in accrued interest receivable	9	(59)
Increase in other assets	(719)	(527)
Increase (decrease) in accrued interest payable	33	(21)
Increase (decrease) in other liabilities	238	(397)

Net Cash Provided by Operating Activities	1,281	656

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale	(12,796)	-
Maturities, calls and principal repayments of securities available for sale	545	5,007
Proceeds from sales of securities available for sale	528	-
Net increase in loans	(9,465)	(15,374)
Net redemption of restricted investment in bank stock	882	-
Net (purchases) maturities of interest bearing time deposits	(4)	1,811
Proceeds from sale of other real estate owned	-	319
Purchases of premises and equipment	(76)	(36)

Net Cash Used in Investing Activities	(20,386)	(8,273)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	40,137	(10,981)
Net (increase) decrease in securities sold under agreements to repurchase and federal funds purchased	(30)	3,063
Decrease in short-term borrowed funds	(10,000)	-
Payment of long-term borrowed funds	(250)	(200)

Net Cash Provided by (Used in) Financing Activities	29,857	(8,118)

Net Increase (Decrease) in Cash and Cash Equivalents	10,752	(15,735)

CASH AND CASH EQUIVALENTS - BEGINNING	17,831	29,940

CASH AND CASH EQUIVALENTS - ENDING	$28,583	$14,205

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$688	$814

Income taxes paid	$780	$950

Other real estate sold through bank financing	$58	$439

Deferral of gain from sale of other real estate sold through bank financing	$91	$116

Other real estate acquired in settlement of loans	$-	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2014 through the date these consolidated financial statements were issued.

Certain amounts in the 2013 financial statements may have been reclassified to conform to 2014 presentation. These reclassifications had no effect on 2013 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2013.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.  In January 2014, February 2013 and February 2012, the Company granted 10,209,  8,764 and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2013, 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2013, 2012 and 2011.   In January 2014, February 2013 and February 2012, the Company also granted stock options to purchase 29,663, 29,742 and 52,611 shares of stock, respectively to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $24 thousand and $13 thousand for the three months ended March 31, 2014 and 2013, respectively.  At March 31, 2014, approximately $147 thousand unrecognized cost related to stock options granted in 2014, 2013 and 2012 will be recognized over the next 2.80, 1.90 and 0.90 years, respectively.  The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of  2.30%, 1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%, 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46 per share, $2.14 per share and $2.56 per share, respectively.  At March 31, 2014, there were 361,019 shares available for issuance under the SIP.

Note 5 – Other Comprehensive Income (Loss)

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended March 31,
	2014			2013

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities
available for sale	$430	$(146)	$284	$(68)	$23	$(45)
Reclassification adjustments for
gains on securities transactions included
in net income (A),(B)	(31)	10	(21)	-	-	-
Total other comprehensive income (loss)	$399	$(136)	$263	$(68)	$23	$(45)

(A)	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying
Consolidated Statements of Income.
(B)	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the realized gains on securities available for sale, net of tax, is as follows:

	Three Months Ended March 31,

	2014	2013

	(In Thousands)
Securities available for sale:
Realized gains on
securities transactions	$(31)	$-
Income taxes	10	-
Net of tax	$(21)	$-

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale

Three Months Ended March 31, 2014
Balance January 1, 2014	$540
Other comprehensive income before reclassifications	284
Amounts reclassified from accumulated other
comprehensive income	(21)
Net other comprehensive income during the period	263

Balance March 31, 2014	$803

Balance January 1, 2013	$2,282
Other comprehensive loss before reclassifications	(45)
Amounts reclassified from accumulated other
comprehensive income	-
Net other comprehensive loss during the period	(45)

Balance March 31, 2013	$2,237

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

	Three Months Ended March 31,
	2014	2013

Net income	$1,472	$1,178

Weighted average shares outstanding	7,331,495	7,242,231
Dilutive effect of potential common shares, stock options	396	4,780

Diluted weighted average common shares outstanding	7,331,891	7,247,011
Basic earnings per share	$0.20	$0.16
Diluted earnings per share	$0.20	$0.16

Stock options of 124,494 and 149,692 for the three months ended March 31, 2014 and 2013, respectively, were not considered in computing diluted earnings per common share because they are not dilutive to earnings.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $5.1 million of standby letters of credit outstanding as of March 31, 2014. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.6 million. Management does not consider the current amount of the liability as of March 31, 2014 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2014, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $335.5 million, none of which was outstanding in short-term or long-term advances.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Short-term loans with FHLB of $10 million were outstanding at December 31, 2013, and no long-term advances were outstanding at December 31, 2013. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at March 31, 2014 and December 31, 2013. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of March 31, 2014 and December 31, 2013, the outstanding balance was $3.7 million and $3.9 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At March 31, 2014 and December 31, 2013, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2014 :
U.S. Government agency obligations	$32,254	$95	$(253)	$32,096
Municipal bonds	39,415	1,170	(145)	40,440
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	8,515	329	-	8,844
Corporate bonds	1,998	21	-	2,019
Total	$82,182	$1,615	$(398)	$83,399

December 31, 2013 :
U.S. Government agency obligations	$27,191	$118	$(304)	$27,005
Municipal bonds	32,220	902	(222)	32,900
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	9,062	300	-	9,362
Corporate bonds	1,997	24	-	2,021
Total	$70,470	$1,344	$(526)	$71,288

The amortized cost and fair value of securities as of March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)

Due in one year or less	$3,503	$3,514
Due after one year through five years	35,436	35,379
Due after five years through ten years	15,315	15,760
Due after ten years	19,413	19,902
	73,667	74,555
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	8,515	8,844
	$82,182	$83,399

Gross gains of $31 thousand were realized on sales of securities for the three months ended March 31, 2014  There were no gross losses on the sales of securities for the three months ended March 31, 2014.  There were no sales of securities for the three months ended March 31, 2013.

Securities with a carrying value of $57.4 million and $43.6 million at March 31, 2014 and December 31, 2013, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014 :	(In Thousands)

U.S. Government agency obligations	$21,013	$(253)	$-	$-	$21,013	$(253)
Municipal bonds	9,330	(145)	-	-	9,330	(145)
Total Temporarily Impaired Securities	$30,343	$(398)	$-	$-	$30,343	$(398)

December 31, 2013 :

U.S. Government agency obligations	$16,895	$(304)	$-	$-	$16,895	$(304)
Municipal bonds	7,441	(222)	-	-	7,441	(222)
Total Temporarily Impaired Securities	$24,336	$(526)	$-	$-	$24,336	$(526)

The Company had thirty-six (36) securities in an unrealized loss position at March 31, 2014. The unrealized losses are due only to market rate fluctuations. As of March 31, 2014, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Central Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had FHLB stock at a carrying value of $882 thousand repurchased during the three months ended March 31, 2014 and no repurchases were made during the three months ended March 31, 2013.  No stock purchases were made during the three months ended March 31, 2014 and 2013, respectively.  Dividend payments of $13 and $1 thousand were received during the three months ended March 31, 2014 and 2013, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2014.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014		December 31, 2013
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$236,489	40.89%	$235,545	41.40%
Commercial construction	24,995	4.32%	21,109	3.71%
Commercial	29,235	5.05%	28,017	4.92%
Residential real estate	286,696	49.57%	283,421	49.82%
Consumer	925	0.17%	846	0.15%

Total loans	578,340	100.00%	568,938	100.00%
Unearned origination fees	(290)		(355)
Allowance for loan losses	(5,374)		(5,326)

	$572,676		$563,257

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2014 and December 31, 2013, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2014	(In Thousands)

Commercial real estate	$230,599	$702	$5,127	$61	$236,489
Commercial construction	21,977	341	2,677	-	24,995
Commercial	28,609	476	150	-	29,235
Residential real estate	285,594	639	463	-	286,696
Consumer	925	-	-	-	925
Total	$567,704	$2,158	$8,417	$61	$578,340

December 31, 2013

Commercial real estate	$229,987	$703	$4,794	$61	$235,545
Commercial construction	18,091	902	2,116	-	21,109
Commercial	27,499	480	38	-	28,017
Residential real estate	282,296	644	481	-	283,421
Consumer	846	-	-	-	846
Total	$558,719	$2,729	$7,429	$61	$568,938

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2014 and December 31, 2013, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2014	(In Thousands)
With no related allowance recorded:
Commercial real estate	$6,710	$7,063		$6,431	$79
Commercial construction	3,017	3,215		3,017	26
Commercial	166	166		169	2
Residential real estate	597	653		608	8
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$618	$618	$82	$737	$28
Commercial construction	-	-	-	-	-
Commercial	-	-	-	19	-
Residential real estate	1,107	1,107	316	1,110	10
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,328	$7,681	$82	$7,168	$107
Commercial construction	3,017	3,215	-	3,017	26
Commercial	166	166	-	188	2
Residential real estate	1,704	1,760	316	1,718	18
Consumer	-	-	-	-	-
	$12,215	$12,822	$398	$12,091	$153

December 31, 2013
With no related allowance recorded:
Commercial real estate	$6,383	$6,737		$6,321	$302
Commercial construction	3,017	3,215		2,992	106
Commercial	171	170		241	8
Residential real estate	618	656		465	26
Consumer	-	-		-	-

With an allowance recorded:
Commercial real estate	$623	$623	$82	$881	$114
Commercial construction	-	-	-	325	-
Commercial	38	38	1	15	2
Residential real estate	1,113	1,113	322	985	37
Consumer	-	-	-	-	-

Total:
Commercial real estate	$7,006	$7,360	$82	$7,202	$416
Commercial construction	3,017	3,215	-	3,317	106
Commercial	209	208	1	256	10
Residential real estate	1,731	1,769	322	1,450	63
Consumer	-	-	-	-	-
	$11,963	$12,552	$405	$12,225	$595

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013

	(In Thousands)

Commercial real estate	$1,671	$1,635
Commercial construction	-	-
Commercial	150	189
Residential real estate	463	481
Consumer	-	-
Total	$2,284	$2,305

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2014 and December 31, 2013, respectively:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

	(In Thousands)
Commercial real estate	$1,103	$-	$1,678	$2,781	$233,708	$236,489	$350
Commercial construction	-	1,061	-	1,061	23,934	24,995	-
Commercial	-	-	150	150	29,085	29,235	-
Residential real estate	4	-	463	467	286,229	286,696	-
Consumer	-	-	-	-	925	925	-
Total	$1,107	$1,061	$2,291	$4,459	$573,881	$578,340	$350

December 31, 2013

Commercial real estate	$776	$415	$2,049	$3,240	$232,305	$235,545	$763
Commercial construction	-	2,622	-	2,622	18,487	21,109	-
Commercial	-	-	189	189	27,828	28,017	-
Residential real estate	-	-	481	481	282,940	283,421	-
Consumer	-	-	-	-	846	846	-
Total	$776	$3,037	$2,719	$6,532	$562,406	$568,938	$763

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)

Three Months Ending March 31, 2014
Beginning Balance - December 31, 2013	$1,791	$495	$349	$2,068	$24	$599	$5,326
Charge-offs	(2)	-	(38)	(18)	-	-	(58)
Recoveries	-	-	1	-	-	-	1
Provisions	(7)	92	52	44	(4)	(72)	105
Ending Balance - March 31, 2014	$1,782	$587	$364	$2,094	$20	$527	$5,374

Three Months Ending March 31, 2013
Beginning Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147
Charge-offs	(260)	(197)	-	-	-	-	(457)
Recoveries	13	-	-	28	-	-	41
Provisions	(284)	27	328	54	5	150	280
Ending Balance - March 31, 2013	$1,476	$490	$722	$1,759	$38	$526	$5,011

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2014 and December 31, 2013.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2014
Allowance for Loan Losses
Ending Balance	$1,782	$587	$364	$2,094	$20	$527	$5,374
Ending balance: individually evaluated for impairment	$82	$-	$-	$316	$-	$-	$398
Ending balance: collectively evaluated for impairment	$1,700	$587	$364	$1,778	$20	$527	$4,976

Loans receivables:
Ending balance	$236,489	$24,995	$29,235	$286,696	$925		$578,340
Ending balance: individually evaluated for impairment	$7,328	$3,017	$166	$1,704	$-		$12,215
Ending balance: collectively evaluated for impairment	$229,161	$21,978	$29,069	$284,992	$925		$566,125

December 31, 2013
Allowance for Loan Losses
Ending Balance	$1,791	$495	$349	$2,068	$24	$599	$5,326
Ending balance: individually evaluated for impairment	$82	$-	$1	$322	$-	$-	$405
Ending balance: collectively evaluated for impairment	$1,709	$495	$348	$1,746	$24	$599	$4,921

Loans receivables:
Ending balance	$235,545	$21,109	$28,017	$283,421	$846		$568,938
Ending balance: individually evaluated for impairment	$7,006	$3,017	$209	$1,731	$-		$11,963
Ending balance: collectively evaluated for impairment	$228,539	$18,092	$27,808	$281,690	$846		$556,975

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	March 31, 2014
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$4,972	$343	$5,315
Commercial construction	1,901	-	1,901
Commercial	16	150	166
Residential real estate	1,129	-	1,129
Consumer	-	-	-

	$8,018	$493	$8,511

As of March 31, 2014,  no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three months ended March 31, 2014 and 2013.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three months ended March 31, 2014 and 2013.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2014 and December 31, 2013, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$32,096	$-	$32,096
Municipal bonds	-	40,440	-	40,440
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	8,844	-	8,844
Corporate bonds	-	2,019	-	2,019

March 31, 2014 Securities available for sale	$-	$83,399	$-	$83,399

U.S. Government agency obligations	$-	$27,005	$-	$27,005
Municipal bonds	-	32,900	-	32,900
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,362	-	9,362
Corporate bonds	-	2,021	-	2,021

December 31, 2013 Securities available for sale	$-	$71,288	$-	$71,288

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
March 31, 2014 Impaired loans (1)	$-	$-	$833	$833
March 31, 2014 Impaired loans (2)	$-	$-	$494	$494
March 31, 2014 Other real estate owned (1)	$-	$-	$592	$592
December 31, 2013 Impaired loans (1)	$-	$-	$870	$870
December 31, 2013 Impaired loans (2)	$-	$-	$499	$499
December 31, 2013 Other real estate owned (1)	$-	$-	$659	$659

(1) Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 input which are not identifiable. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses.

(2) Fair Value determined using the debt service of the borrower.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

At March 31, 2014, of the impaired loans having an aggregate balance of $12.2 million, $10.5 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.7 million in impaired loans, an aggregate valuation allowance of $398 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
March 31, 2014:

Impaired loans	$833	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-15.7%)
			Liquidation expenses (3)	0 to -10% (-8.4%)

Impaired loans	$494	Discounted Cash Flows (5)

Other real estate owned	$592	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.
(5)	Fair value is determined using the debt service of the borrower.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013:

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2014 and December 31, 2013:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
March 31, 2014:
Financial assets:
Cash and cash equivalents	$28,583	$28,588	$28,588	$-	$-
Interest bearing time deposits	1,826	1,831	-	1,831	-
Securities available-for-sale	83,399	83,399	-	83,399	-
Loans receivable, net of allowance	572,676	574,291	-	-	574,291
Restricted investments in bank stock	1,275	1,275	-	1,275	-
Accrued interest receivable	1,524	1,524	-	1,524	-
	-
Financial liabilities:
Deposits	609,174	609,640	-	609,640	-
Securities sold under agreements to
repurchase and federal funds purchased	30,388	30,385	-	30,385	-
Long-term borrowings	3,650	3,567	-	-	3,567
Accrued interest payable	268	268	-	268	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$17,831	$17,831	$17,831	$-	$-
Interest bearing time deposits	1,822	1,830	-	1,830	-
Securities available-for-sale	71,288	71,288	-	71,288	-
Loans receivable, net of allowance	563,257	563,444	-	-	563,444
Restricted investments in bank stock	2,157	2,157	-	2,157	-
Accrued interest receivable	1,533	1,533	-	1,533	-

Financial liabilities:
Deposits	569,037	569,400	-	569,400	-
Securities sold under agreements to
repurchase and federal funds purchased	30,418	30,415	-	30,415	-
Short-term borrowings	10,000	10,000		10,000
Long-term borrowings	3,900	3,797	-	-	3,797
Accrued interest payable	235	235	-	235	-

Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2014 and December 31, 2013:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
March 31, 2014
Repurchase Agreements:
Corporate Institutions	$30,388	$-	$30,388	$(30,388)	$-	$-

December 31, 2013
Repurchase Agreements:
Corporate Institutions	$30,418	$-	$30,418	$(30,418)	$-	$-

As of March 31, 2014 and December 31, 2013, the fair value of securities pledged was $33.9 million and $34.3 million, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 14 – New Accounting Standards

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2014 and for the three months ended March 31, 2014  and 2013, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

The Company’s assets increased  $31.9 million from $670.8 million at December 31, 2013 to $702.7 million at March 31, 2014 due primarily to an increase in loans receivable, an increase in cash and cash equivalents and securities available for sale.

Net income for the three months ended March 31, 2014 was $1.5 million compared to a net income for the three months ended March 31, 2013 of $1.2 million, due primarily to an increase in interest income relating to loans receivable, an increase in other income related to bank owned life insurance, the gain on sale of an available-for-sale security, and a decrease in interest expense and the provision for loan losses.  Loans receivable, net of the allowance for loan losses, increased $9.4 million to $572.7 million at March 31,

2014 from $563.3 million at December 31, 2013. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2014 and 2013 totaled $6.3 million and $6.0 million, respectively.  Average earning assets were $664.9 million for the three months ended March 31, 2014 compared to $614.3 million for the three months ended March 31, 2013. The tax equivalent yield on average earning assets was 3.94% for the first quarter of 2014 compared to 4.05% for the first quarter of 2013.

Total interest expense for the three months ended March 31, 2014 decreased $72.0 thousand to $721.0 thousand as compared to $793.0 thousand for the three months ended March 31, 2013, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $568.6 million for the three months ended March 31, 2014 compared to $535.0 million for the three months ended March 31, 2013.  The yield on average interest bearing liabilities was 0.51% for the first quarter of 2014 compared to 0.60% for the first quarter of 2013. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended March 31, 2014 was $5.6 million compared to $5.2 million for the three months ended March 31, 2013. The improvement in net interest income for the three months ended March 31, 2014 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the three months ended March 31, 2014 decreased three  (3)  basis points to 3.52% as compared to 3.55% for the three months ended March 31, 2013, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

The table below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2014 and  2013, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2014			2013

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 566,064	$ 5,736	4.11%	$ 507,620	$ 5,451	4.35%
Loans - non-taxable	6,545	48	4.51%	3,672	35	5.91%
Investment securities - taxable	45,916	196	1.71%	57,585	222	1.60%
Investment securities - non-taxable	30,943	283	5.62%	33,766	289	5.19%
Federal funds sold	985	-	0.22%	867	-	0.20%
Time deposits	1,824	4	0.99%	5,083	14	1.09%
Interest bearing deposits with banks	12,624	19	0.61%	5,694	5	0.36%

TOTAL INTEREST EARNING ASSETS	664,901	6,286	3.94%	614,287	6,016	4.05%

Less allowance for loan losses	(5,318)			(5,073)
Other assets	27,179			27,433

TOTAL ASSETS	$ 686,762			$ 636,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 61,464	$ 8	0.05%	$ 58,668	$ 10	0.07%
Savings	399,938	466	0.47%	378,908	462	0.49%
Certificates of deposit	70,598	168	0.97%	58,078	152	1.06%
Securities sold under agreements to
repurchase, federal funds purchased and
short & long-term borrowings	36,595	79	0.88%	39,377	169	1.75%

TOTAL INTEREST BEARING LIABILITIES	568,595	721	0.51%	535,031	793	0.60%

Non-interest bearing demand deposits	58,576			46,731
Other liabilities	3,551			3,509
Stockholders' equity	56,040			51,376

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 686,762			$ 636,647

Net interest income		$ 5,565			$ 5,223
Net interest spread			3.43%			3.45%
Net interest margin			3.52%			3.55%

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

For the three months ended March 31, 2014, the provision for loan losses was $105 thousand, as compared to $280 thousand, for the same period ended March 31, 2013.  In the three months ended March 31, 2014, there were charge-offs in the amount of $58 thousand; however principal in the amount of $1 thousand was recovered.  The allowance for loan losses is $5.4 million as of March 31, 2014, which is 0.93% of outstanding loans, compared to $5.0 million or 0.96% of outstanding loans as of March 31, 2013. At December 31, 2013, the allowance for loan losses of $5.3 million represented 0.94% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended
	March 31,
	2014	2013

	(In Thousands)
Loans receivable at end of period	$578,340	$520,631

Allowance for loan losses:
Balance, beginning	$5,326	$5,147
Provision for loan losses	105	280
Loans charged off:
Commercial real estate	(2)	(259)
Commercial construction	-	(197)
Commercial	(38)	-
Residential real estate	(18)	-
Total loans charged off	(58)	(456)
Recoveries of loans previously charged off:
Commercial real estate	-	12
Commercial	1	-
Residential real estate	-	28
Total recoveries	1	40
Net charge offs	(57)	(416)
Balance at end of period	$5,374	$5,011

Allowance for loan losses to loans
receivable at end of period	0.93%	0.96%

Non-interest Income

Total non-interest income was $579 thousand for the three months ended March 31, 2014 compared to $497 thousand for the same period in 2013.  The increase is due to the $31 thousand gain on sale of securities realized in 2014, growth in the Bank’s credit card and merchant processing customer base and an increase in income associated with bank owned life insurance.

Non-interest Expense

Non-interest expenses increased $166 thousand, or 4.3%, from $3.8 million for the three months ended March 31, 2013 to $4.0 million for the same period ended March 31, 2014.  The increase is due to: an increase of $29 thousand in advertising and promotion expense due to the launch of a new campaign; an increase of $11 thousand in loan and real estate expense; an increase of $34 thousand in charitable contributions due to the approved increase in EITC contributions; an increase of $93 thousand in salaries and employee benefits due to annual raises and the increased cost of benefits; offset by a decrease of $16 thousand in other real estate owned expenses due to the sales of other real estate owned properties during the year ended December 31, 2013.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended March 31, 2014 totaled $576 thousand, or 28.1% of income before taxes. The provision for income taxes for the three months ended March 31, 2013 totaled $437 thousand, or 27.1% of income before taxes.  The slight increase in the tax rate is a result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2014. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2014 were $83.4 million compared to $71.3 million at December 31, 2013. The increase in the investment portfolio is the result of the purchase of five (5) U.S. Government agency obligations totaling $5.1 million, the purchase of eighteen (18) tax-free municipal obligation purchases totaling $7.7 million and an increase in the unrealized gain; offset by pay downs on mortgage-backed securities.  The carrying value of the securities portfolio as of March 31, 2014 includes a net unrealized gain of $1.2 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $818 thousand at December 31, 2013. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2014 increased $9.4 million to $572.7 million from $563.3 million at December 31, 2013. The loan to deposit ratio decreased from 100% at December 31, 2013 to 95% at March 31, 2014. The Bank’s loan portfolio at March 31, 2014 was comprised of residential real estate and consumer loans of $287.6 million, an increase of $3.4 million from December 31, 2013, and commercial loans of $290.7 million, an increase of $6.0 million from December 31, 2013.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $48 thousand totaling  $5.4 million at March 31, 2014 compared to $5.3 million at December 31, 2013. At March 31, 2014 and December 31, 2013, the allowance for loan losses represented 0.93% and 0.96%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2014,  December 31, 2013,  and March 31, 2013 aggregate balances on non-performing loans equaled $10.3 million, $10.4 million and $10.3 million, respectively, representing 1.78%, 1.83% and 1.97% of total loans at March 31, 2014,  December 31, 2013 and March 31, 2013, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended March 31, 2014.  The Company has two foreclosed assets in the amount of $592 thousand as of March 31, 2014, as compared to four foreclosed assets at December 31, 2013 in the amount of $659 thousand.  The net change is a result of the sale of two assets in the amount of $58 thousand and a $9 thousand impairment loss.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2014	2013	2013

	(In Thousands)
Non-accrual - commercial	$1,821	$1,824	$1,888
Non-accrual - consumer	463	481	301
Restructured, accruing interest	7,668	7,354	7,612
Loans past due 90 or more days, accruing interest	350	763	455

Total nonperforming loans	10,302	10,422	10,256
Foreclosed assets	592	659	2,713
Total nonperforming assets	$10,894	$11,081	$12,969
Nonperforming loans to total loans at period-end	1.78%	1.83%	1.97%
Nonperforming assets to total assets	1.55%	1.65%	2.04%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $97.0 thousand from December 31, 2013 to March 31, 2014. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at March 31, 2014 increased $40.2 million to $609.2 million from $569.0 million at December 31, 2013. Savings deposits increased by $19.0 million, demand deposits increased by $8.0 thousand and time deposits increased $13.0 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $28.6 million at March 31, 2014, compared to $17.8 million at December 31, 2013, primarily due to the increase in deposit growth, offset by the increases in loans and available for sale securities.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At March 31, 2014, the Company had $83.4 million of available for sale securities. Securities with carrying values of approximately $57.4 million and $43.6 million at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $335.5 million, which includes a line of credit for $25.0 million. There were no outstanding long-term loans as of March 31, 2014  and December 31, 2013.  There were no short-term advances outstanding at March 31, 2014 and $10 million outstanding as of December 31, 2013. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at March 31, 2014.   Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $3.7 million was outstanding at March 31, 2014, and $3.9 million was outstanding at December 31, 2013. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $83.5 million at March 31, 2014. The Company also has letters of credit outstanding of $5.1 million at March 31, 2014. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $55.9 million as of March 31, 2014, representing a net increase of $1.8 million from December 31, 2013.  The increase in capital was primarily the result of the net income of $1.5 million and an increase in unrealized gains on available for sale securities of $263 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2014, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	March 31, 2014	December 31, 2013

	(Dollars In Thousands)

Tier I, common stockholders' equity	$58,391	$56,820
Tier II, allowable portion of allowance for loan losses	5,374	5,326

Total capital	$63,765	$62,146

Tier I risk based capital ratio	12.2%	12.0%

Total risk based capital ratio	13.3%	13.2%

Tier I leverage ratio	8.5%	8.5%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	March 31, 2014	December 31, 2013

	(Dollars In Thousands)

Tier I, common stockholders' equity	$55,088	$53,515
Tier II, allowable portion of allowance for loan losses	5,374	5,326

Total capital	$60,462	$58,841

Tier I risk based capital ratio	11.5%	11.3%

Total risk based capital ratio	12.6%	12.5%

Tier I leverage ratio	8.0%	7.9%

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interest. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank and the Company on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2014, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of
Registrant’s Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Amendment No. 3 to Supplemental Executive Retirement Plan Agreement
between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 23, 2014
(Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 24, 2014).
10.2	Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan
Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker,
dated January 23, 2014 (Incorporated by reference to Exhibit 10.2 of Registrant’s
Form 8-K filed on January 24, 2014).
10.3	Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan
Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew,
dated January 23, 2014 (Incorporated by reference to Exhibit 10.3 of Registrant’s
Form 8-K filed on January 24, 2014).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 14, 2014	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 14, 2014	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of
Registrant’s Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 2 of Registrant’s Form 8-A filed on December 11, 2008).
10.1	Amendment No. 3 to Supplemental Executive Retirement Plan Agreement
between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 23, 2014
(Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 24, 2014).
10.2	Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan
Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker,
dated January 23, 2014 (Incorporated by reference to Exhibit 10.2 of Registrant’s
Form 8-K filed on January 24, 2014).
10.3	Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan
Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew,
dated January 23, 2014 (Incorporated by reference to Exhibit 10.3 of Registrant’s
Form 8-K filed on January 24, 2014).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.