Form 10-Q
period 2014-06-30
Embassy Bancorp, Inc.
filed 2014-08-11
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 8, 2014	($1.00 Par Value)	7,333,764
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2014	2013

	(In Thousands, Except Share Data)
Cash and due from banks	$17,365	$14,148
Interest bearing demand deposits with banks	23	2,683
Federal funds sold	681	1,000
Cash and Cash Equivalents	18,069	17,831
Interest bearing time deposits	1,330	1,822
Securities available for sale	83,121	71,288
Restricted investment in bank stock	1,385	2,157
Loans receivable, net of allowance for loan losses of $5,434 in 2014; $5,326 in 2013	583,331	563,257
Premises and equipment, net of accumulated depreciation	1,624	1,882
Bank owned life insurance	7,751	7,630
Accrued interest receivable	1,592	1,533
Other real estate owned	532	659
Other assets	2,733	2,776
Total Assets	$701,468	$670,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$65,916	$58,705
Interest bearing	540,384	510,332
Total Deposits	606,300	569,037
Securities sold under agreements to repurchase	29,757	30,418
Short-term borrowings	-	10,000
Long-term borrowings	3,400	3,900
Accrued interest payable	321	235
Other liabilities	4,190	3,190
Total Liabilities	643,968	616,780
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2014 issued 7,333,764 shares; outstanding 7,333,764 shares;
2013 issued 7,323,555 shares; outstanding 7,323,555 shares	7,334	7,324
Surplus	23,786	23,671
Retained earnings	25,100	22,520
Accumulated other comprehensive income	1,280	540
Total Stockholders' Equity	57,500	54,055
Total Liabilities and Stockholders' Equity	$701,468	$670,835

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans receivable, including fees	$5,939	$5,593	$11,723	$11,079
Securities, taxable	195	211	391	433
Securities, non-taxable	334	289	617	578
Federal funds sold, and other	18	1	37	6
Interest on time deposits	5	9	9	23
Total Interest Income	6,491	6,103	12,777	12,119
INTEREST EXPENSE
Deposits	674	589	1,316	1,213
Securities sold under agreements to repurchase	5	4	9	9
Short-term borrowings	-	1	2	1
Long-term borrowings	69	148	142	312
Total Interest Expense	748	742	1,469	1,535
Net Interest Income	5,743	5,361	11,308	10,584
PROVISION FOR LOAN LOSSES	105	252	210	532
Net Interest Income after Provision for Loan Losses	5,638	5,109	11,098	10,052
OTHER INCOME
Credit card processing fees	356	355	689	677
Other service fees	169	145	320	273
Bank owned life insurance	54	50	121	99
Gain on sale of securities, net	-	-	31	-
(Loss) profit on sale of other real estate owned	(9)	6	(3)	10
Impairment on other real estate owned	-	(74)	(9)	(80)
Total Other Income	570	482	1,149	979
OTHER EXPENSES
Salaries and employee benefits	1,804	1,715	3,600	3,447
Occupancy and equipment	615	583	1,244	1,174
Data processing	320	326	625	631
Credit card processing	318	317	619	602
Advertising and promotion	280	230	530	451
Professional fees	144	129	264	255
FDIC insurance	98	112	198	216
Insurance	14	13	27	27
Loan & real estate	45	41	106	91
Charitable contributions	127	120	321	280
Other real estate owned expenses	10	21	17	44
Other	286	228	501	442
Total Other Expenses	4,061	3,835	8,052	7,660

Income before Income Taxes	2,147	1,756	4,195	3,371
INCOME TAX EXPENSE	599	492	1,175	929
Net Income	$1,548	$1,264	$3,020	2,442

BASIC EARNINGS PER SHARE	$0.21	$0.17	$0.41	0.34

DILUTED EARNINGS PER SHARE	$0.21	$0.17	$0.41	0.34

DIVIDENDS PER SHARE	$0.06	$0.05	$0.06	0.05

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2014		2013

	(In Thousands)
Net Income		$1,548		$1,264
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on securities available for sale	722		(2,456)
Less: reclassification adjustment for realized gains	-		-
	722		(2,456)
Income tax effect	(245)		835
Net unrealized gain (loss)	477		(1,621)
Other comprehensive gain (loss), net of tax		477		(1,621)
Comprehensive Income (Loss)		$2,025		$(357)

	Six Months Ended June 30,
	2014		2013

	(In Thousands)

Net Income		$3,020		$2,442
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on securities available for sale	1,152		(2,524)
Less: reclassification adjustment for realized gains	(31)		-
	1,121		(2,524)
Income tax effect	(381)		858
Net unrealized gain (loss)	740		(1,666)
Other comprehensive gain (loss), net of tax		740		(1,666)
Comprehensive Income		$3,760		$776

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2014 and 2013

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$50,027
Net income	-	-	2,442	-	2,442
Other comprehensive income	-	-	-	(1,666)	(1,666)
Dividend declared, $.05 per share	-	-	(362)	-	(362)
Compensation expense recognized on stock options	-	29	-	-	29
Common stock grants to directors, 8,764 shares	9	53	-	-	62
BALANCE - JUNE 30, 2013	$7,248	$23,228	$19,440	$616	$50,532

BALANCE - DECEMBER 31, 2013	$7,324	$23,671	$22,520	$540	$54,055
Net income	-	-	3,020	-	3,020
Other comprehensive income	-	-	-	740	740
Dividend declared, $.06 per share	-	-	(440)	-	(440)
Compensation expense recognized on stock options	-	48	-	-	48
Common stock grants to directors, 10,209 shares	10	67	-	-	77
BALANCE - JUNE 30, 2014	$7,334	$23,786	$25,100	$1,280	$57,500

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,020	$2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	210	532
Accretion of deferred loan costs	(1)	(52)
Depreciation and amortization	340	300
Net amortization of investment security premiums and discounts	81	171
Stock compensation expense	48	29
Loss (gain) on sale of other real estate owned	3	(10)
Impairment on other real estate owned	9	80
Income on bank owned life insurance	(121)	(99)
Net realized gain on sale of securities available for sale	(31)	-
Increase in accrued interest receivable	(59)	(61)
Increase in other assets	(338)	(804)
Increase (decrease) in accrued interest payable	86	(61)
Increase in other liabilities	648	1,061
Net Cash Provided by Operating Activities	3,895	3,528
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(13,799)	-
Maturities, calls and principal repayments of securities available for sale	2,509	11,017
Proceeds from sales of securities available for sale	528	-
Net increase in loans	(20,225)	(28,302)
Net redemption (purchases) of restricted investment in bank stock	772	(431)
Net maturities of interest bearing time deposits	492	1,804
Proceeds from sale of other real estate owned	46	329
Purchases of premises and equipment	(82)	(132)
Net Cash Used in Investing Activities	(29,759)	(15,715)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	37,263	(8,269)
Net (decrease) increase in securities sold under agreements to repurchase	(661)	6,247
(Decrease) increase in short-term borrowed funds	(10,000)	7,750
Payment of long-term borrowed funds	(500)	(5,234)
Net Cash Provided by Financing Activities	26,102	494
Net Increase (Decrease) in Cash and Cash Equivalents	238	(11,693)
CASH AND CASH EQUIVALENTS - BEGINNING	17,831	29,940
CASH AND CASH EQUIVALENTS - ENDING	$18,069	$18,247

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,383	$1,596

Income taxes paid	$1,180	$1,225

Other real estate sold through bank financing	$58	$439

Deferral of gain from sale of other real estate sold through bank financing	$86	$110

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2014 through the date these consolidated financial statements were issued.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.  In January 2014, February 2013 and February 2012, the Company granted 10,209,  8,764 and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2013, 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2013, 2012 and 2011.   In January 2014, February 2013 and February 2012, the Company also granted stock options to purchase 29,663, 29,742 and 52,611 shares of stock, respectively to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $24 thousand and $48 thousand for the three and six months ended June 30, 2014 and $16 thousand and $29 thousand for the three and six months ended June 30, 2013.  At June 30, 2014, approximately $122 thousand unrecognized cost related to stock options granted in 2014, 2013 and 2012 will be recognized over the next 2.55, 1.65 and 0.65 years, respectively.  The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of  2.30%, 1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%, 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46 per share, $2.14 per share and $2.56 per share, respectively.  At June 30, 2014, there were 361,019 shares available for issuance under the SIP.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended June 30,
	2014			2013

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$722	$(245)	$477	$(2,456)	$835	$(1,621)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$722	$(245)	$477	$(2,456)	$835	$(1,621)

	Six Months Ended June 30,
	2014			2013

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$1,152	$(391)	$761	$(2,524)	$858	$(1,666)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(31)	10	(21)	-	-	-
Total other comprehensive income (loss)	$1,121	$(381)	$740	$(2,524)	$858	$(1,666)

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

There were no realized gains on securities available-for-sale for the three months ended June 30, 2014 and 2013.  A summary of the realized gains on securities available for sale, net of tax, for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended
	June 30,
	2014	2013

	(In Thousands)
Securities available for sale:
Realized gains (losses) on securities transactions	$(31)	$-
Income taxes	10	-
Net of tax	$(21)	$-

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2014 and 2013	(In Thousands)
Balance March 31, 2014	$803
Other comprehensive income before reclassifications	477
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	477
Balance June 30, 2014	$1,280
Balance March 31, 2013	$2,237
Other comprehensive loss before reclassifications	(1,621)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,621)
Balance June 30, 2013	$616

Six Months Ended June 30, 2014 and 2013
Balance January 1, 2014	$540
Other comprehensive income before reclassifications	761
Amounts reclassified from accumulated other comprehensive income	(21)
Net other comprehensive income during the period	740
Balance June 30, 2014	$1,280
Balance January 1, 2013	$2,282
Other comprehensive loss before reclassifications	(1,666)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,666)
Balance June 30, 2013	$616

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Dollars In Thousands, Except Per Share Data)
Net income	$1,548	$1,264	$3,020	$2,442

Weighted average shares outstanding	7,333	7,247	7,332	7,245
Dilutive effect of potential common shares, stock options	7	5	6	5
Diluted weighted average common shares outstanding	7,340	7,252	7,338	7,250

Basic earnings per share	$0.21	$0.17	$0.41	$0.34
Diluted earnings per share	$0.21	$0.17	$0.41	$0.34

Stock options of 94,752 and 149,692 for the three and six months ended June 30, 2014 and 2013, respectively, were not considered in computing diluted earnings per common share because they are not dilutive to earnings.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.7 million of standby letters of credit outstanding as of June 30, 2014. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.4 million. Management does not consider the current amount of the liability as of June 30, 2014 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2014, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $337.2 million, none of which was outstanding.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Short-term loans with FHLB of $10 million were outstanding at December 31, 2013, and no long-term advances were outstanding at December 31, 2013. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Central Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at June 30, 2014 and December 31, 2013. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of June 30, 2014 and December 31, 2013, the outstanding balance was $3.4 million and $3.9 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At June 30, 2014 and December 31, 2013, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2014 :
U.S. Government agency obligations	$31,232	$105	$(166)	$31,171
Municipal bonds	39,903	1,653	(41)	41,515
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	8,049	366	-	8,415
Corporate bonds	1,998	22	-	2,020
Total	$81,182	$2,146	$(207)	$83,121

December 31, 2013 :
U.S. Government agency obligations	$27,191	$118	$(304)	$27,005
Municipal bonds	32,220	902	(222)	32,900
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	9,062	300	-	9,362
Corporate bonds	1,997	24	-	2,021
Total	$70,470	$1,344	$(526)	$71,288

The amortized cost and fair value of securities as of June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$2,501	$2,505
Due after one year through five years	35,906	35,968
Due after five years through ten years	14,314	14,917
Due after ten years	20,412	21,316
	73,133	74,706
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	8,049	8,415
	$81,182	$83,121

There were no gains realized in the three months ended June 30, 2014.  Gross gains of $31 thousand were realized on sales of securities for the six months ended June 30, 2014. There were no gross losses on the sales of securities during the three and six months ended June 30, 2014.  There were no sales of securities for the three and six months ended June 30, 2013.

Securities with a carrying value of $57.3 million and $43.6 million at June 30, 2014 and December 31, 2013, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014 :	(In Thousands)
U.S. Government agency obligations	$3,045	$(4)	$13,959	$(162)	$17,004	$(166)
Municipal bonds	3,000	(29)	968	(12)	3,968	(41)
Total Temporarily Impaired Securities	$6,045	$(33)	$14,927	$(174)	$20,972	$(207)

December 31, 2013 :
U.S. Government agency obligations	$16,895	$(304)	$-	$-	$16,895	$(304)
Municipal bonds	7,441	(222)	-	-	7,441	(222)
Total Temporarily Impaired Securities	$24,336	$(526)	$-	$-	$24,336	$(526)

The Company had eight (8) securities in an unrealized loss position at June 30, 2014. The unrealized losses are due only to market rate fluctuations. As of June 30, 2014, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Central Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had FHLB stock at a carrying value of $224 thousand and $1.1 million repurchased during the three and six months ended June 30, 2014 and no repurchases were made during the three and six months ended June 30, 2013, respectively.  Stock purchases of $335 thousand were made during the three and six months ended June 30, 2014 and $431 thousand during the three and six months ended June 30, 2013.  Dividend payments of $14 and $27 thousand were received during the three and six months ended June 30, 2014 and $1 thousand and $2 thousand were received during the three and six months ended June 30, 2013, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2014.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014		December 31, 2013
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)
Commercial real estate	$238,757	40.53%	$235,545	41.40%
Commercial construction	24,360	4.14%	21,109	3.71%
Commercial	31,164	5.29%	28,017	4.92%
Residential real estate	293,823	49.88%	283,421	49.82%
Consumer	914	0.16%	846	0.15%
Total loans	589,018	100.00%	568,938	100.00%
Unearned origination fees	(253)		(355)
Allowance for loan losses	(5,434)		(5,326)
	$583,331		$563,257

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2014 and December 31, 2013, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2014	(In Thousands)
Commercial real estate	$232,968	$652	$5,076	$61	$238,757
Commercial construction	21,342	341	2,677	-	24,360
Commercial	30,690	474	-	-	31,164
Residential real estate	293,602	-	221	-	293,823
Consumer	914	-	-	-	914
Total	$579,516	$1,467	$7,974	$61	$589,018

December 31, 2013
Commercial real estate	$229,987	$703	$4,794	$61	$235,545
Commercial construction	18,091	902	2,116	-	21,109
Commercial	27,499	480	38	-	28,017
Residential real estate	282,296	644	481	-	283,421
Consumer	846	-	-	-	846
Total	$558,719	$2,729	$7,429	$61	$568,938

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2014 and December 31, 2013, respectively:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2014	(In Thousands)
With no related allowance recorded:
Commercial real estate	$6,652	$7,005		$6,681	$80	$6,504	$159
Commercial construction	3,017	3,215		3,017	27	3,017	53
Commercial	12	12		90	-	116	2
Residential real estate	472	489		535	8	562	16
Consumer	-	-		-	-	-	-
With an allowance recorded:
Commercial real estate	$565	$565	$76	$592	$26	$679	$54
Commercial construction	-	-	-	-	-	-	-
Commercial	262	262	55	131	2	100	2
Residential real estate	870	870	201	989	-	1,030	10
Consumer	-	-	-	-	-	-	-
Total:
Commercial real estate	$7,217	$7,570	$76	$7,273	$106	$7,183	$213
Commercial construction	3,017	3,215	-	3,017	27	3,017	53
Commercial	274	274	55	221	2	216	4
Residential real estate	1,342	1,359	201	1,524	8	1,592	26
Consumer	-	-	-	-	-	-	-
	$11,850	$12,418	$332	$12,035	$143	$12,008	$296

December 31, 2013
With no related allowance recorded:
Commercial real estate	$6,383	$6,737		$6,321	$302
Commercial construction	3,017	3,215		2,992	106
Commercial	171	170		241	8
Residential real estate	618	656		465	26
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$623	$623	$82	$881	$114
Commercial construction	-	-	-	325	-
Commercial	38	38	1	15	2
Residential real estate	1,113	1,113	322	985	37
Consumer	-	-	-	-	-
Total:
Commercial real estate	$7,006	$7,360	$82	$7,202	$416
Commercial construction	3,017	3,215	-	3,317	106
Commercial	209	208	1	256	10
Residential real estate	1,731	1,769	322	1,450	63
Consumer	-	-	-	-	-
	$11,963	$12,552	$405	$12,225	$595

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013

	(In Thousands)
Commercial real estate	$1,638	$1,635
Commercial construction	-	-
Commercial	-	189
Residential real estate	221	481
Consumer	-	-
Total	$1,859	$2,305

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2014 and December 31, 2013, respectively:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

	(In Thousands)
Commercial real estate	$-	$415	$1,477	$1,892	$236,865	$238,757	$169
Commercial construction	-	-	1,061	1,061	23,299	24,360	1,061
Commercial	-	-	66	66	31,098	31,164	66
Residential real estate	15	210	221	446	293,377	293,823	-
Consumer	-	-	-	-	914	914	-
Total	$15	$625	$2,825	$3,465	$585,553	$589,018	$1,296

December 31, 2013
Commercial real estate	$776	$415	$2,049	$3,240	$232,305	$235,545	$763
Commercial construction	-	2,622	-	2,622	18,487	21,109	-
Commercial	-	-	189	189	27,828	28,017	-
Residential real estate	-	-	481	481	282,940	283,421	-
Consumer	-	-	-	-	846	846	-
Total	$776	$3,037	$2,719	$6,532	$562,406	$568,938	$763

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Three Months Ending June 30, 2014
Beginning Balance - March 31, 2014	$1,782	$587	$364	$2,094	$20	$527	$5,374
Charge-offs	-	-	-	(45)	-	-	(45)
Recoveries	-	-	-	-	-	-	-
Provisions	(156)	(171)	(3)	(190)	(7)	632	105
Ending Balance - June 30, 2014	$1,626	$416	$361	$1,859	$13	$1,159	$5,434

Six Months Ending June 30, 2014
Beginning Balance - December 31, 2013	$1,791	$495	$349	$2,068	$24	$599	$5,326
Charge-offs	(2)	-	(38)	(63)	-	-	(103)
Recoveries	-	-	1	-	-	-	1
Provisions	(163)	(79)	49	(146)	(11)	560	210
Ending Balance - June 30, 2014	$1,626	$416	$361	$1,859	$13	$1,159	$5,434

Three Months Ending June 30, 2013
Beginning Balance - March 31, 2013	$1,476	$490	$722	$1,759	$38	$526	$5,011
Charge-offs	(121)	-	-	(74)	-	-	(195)
Recoveries	-	-	1	-	-	-	1
Provisions	335	169	(300)	282	(6)	(228)	252
Ending Balance - June 30, 2013	$1,690	$659	$423	$1,967	$32	$298	$5,069

Six Months Ending June 30, 2013
Beginning Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147
Charge-offs	(381)	(197)	-	(74)	-	-	(652)
Recoveries	13	-	1	28	-	-	42
Provisions	51	196	28	336	(1)	(78)	532
Ending Balance - June 30, 2013	$1,690	$659	$423	$1,967	$32	$298	$5,069

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2014 and December 31, 2013.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2014
Allowance for Loan Losses
Ending Balance	$1,626	$416	$361	$1,859	$13	$1,159	$5,434
Ending balance: individually evaluated for impairment	$76	$-	$55	$201	$-	$-	$332
Ending balance: collectively evaluated for impairment	$1,550	$416	$306	$1,658	$13	$1,159	$5,102

Loans receivables:
Ending balance	$238,757	$24,360	$31,164	$293,823	$914		$589,018
Ending balance: individually evaluated for impairment	$7,217	$3,017	$274	$1,342	$-		$11,850
Ending balance: collectively evaluated for impairment	$231,540	$21,343	$30,890	$292,481	$914		$577,168

December 31, 2013
Allowance for Loan Losses
Ending Balance	$1,791	$495	$349	$2,068	$24	$599	$5,326
Ending balance: individually evaluated for impairment	$82	$-	$1	$322	$-	$-	$405
Ending balance: collectively evaluated for impairment	$1,709	$495	$348	$1,746	$24	$599	$4,921

Loans receivables:
Ending balance	$235,545	$21,109	$28,017	$283,421	$846		$568,938
Ending balance: individually evaluated for impairment	$7,006	$3,017	$209	$1,731	$-		$11,963
Ending balance: collectively evaluated for impairment	$228,539	$18,092	$27,808	$281,690	$846		$556,975

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	June 30, 2014
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$4,949	$331	$5,280
Commercial construction	1,901	-	1,901
Commercial	274	-	274
Residential real estate	1,121	-	1,121
Consumer	-	-	-
	$8,245	$331	$8,576

As of June 30, 2014,  no available commitments were outstanding on TDRs.

The following table presents newly restructured loans that occurred during the three and six months ended June 30, 2014.

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

Three Months Ending June 30, 2014	(Dollars In Thousands)
Commercial	1	$262	$262
	1	$262	$262

Six Months Ending June 30, 2014
Commercial	1	$262	$262
	1	$262	$262

The impairment reserve on the TDR described above was $55 thousand recorded in the allowance for loan loss for the three and six months ending June 30, 2014.  There were no newly restructured loans that occurred during the three and six months ended June 30, 2013.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and six months ended June 30, 2014.  The following table presents loans that were classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the three and six months ended June 30, 2013.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2014 and December 31, 2013, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$31,171	$-	$31,171
Municipal bonds	-	41,515	-	41,515
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	8,415	-	8,415
Corporate bonds	-	2,020	-	2,020
June 30, 2014 Securities available for sale	$-	$83,121	$-	$83,121

U.S. Government agency obligations	$-	$27,005	$-	$27,005
Municipal bonds	-	32,900	-	32,900
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,362	-	9,362
Corporate bonds	-	2,021	-	2,021
December 31, 2013 Securities available for sale	$-	$71,288	$-	$71,288

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
June 30, 2014 Impaired loans (1)	$-	$-	$876	$876
June 30, 2014 Impaired loans (2)	$-	$-	$489	$489
June 30, 2014 Other real estate owned (1)	$-	$-	$532	$532
December 31, 2013 Impaired loans (1)	$-	$-	$870	$870
December 31, 2013 Impaired loans (2)	$-	$-	$499	$499
December 31, 2013 Other real estate owned (1)	$-	$-	$659	$659

1)

Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 input which are not identifiable.  Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses.

2)	Fair Value determined using the debt service of the borrower.

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

At June 30, 2014, of the impaired loans having an aggregate balance of $11.9 million, $10.2 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.7 million in impaired loans, an aggregate valuation allowance of $332 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2014:
Impaired loans	$876	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-16.4%)
			Liquidation expenses (3)	0 to -10% (-8.4%)
Impaired loans	$489	Discounted Cash Flows (5)
Other real estate owned	$532	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)

1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
2.

Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.

3.

Appraisals and pending agreements of sale are adjusted by management for liquidation expenses.  The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

4.	Fair value is determined by listings, letters of intent or third-party evaluations.
5.	Fair value is determined using the debt service of the borrower.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013:

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2014 and December 31, 2013:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
June 30, 2014:
Financial assets:
Cash and cash equivalents	$18,069	$18,069	$18,069	$-	$-
Interest bearing time deposits	1,330	1,332	-	1,332	-
Securities available-for-sale	83,121	83,121	-	83,121	-
Loans receivable, net of allowance	583,331	587,066	-	-	587,066
Restricted investments in bank stock	1,385	1,385	-	1,385	-
Accrued interest receivable	1,592	1,592	-	1,592	-
Financial liabilities:
Deposits	606,300	606,818	-	606,818	-
Securities sold under agreements to
repurchase and federal funds purchased	29,757	29,755	-	29,755	-
Long-term borrowings	3,400	3,339	-	-	3,339
Accrued interest payable	321	321	-	321	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$17,831	$17,831	$17,831	$-	$-
Interest bearing time deposits	1,822	1,830	-	1,830	-
Securities available-for-sale	71,288	71,288	-	71,288	-
Loans receivable, net of allowance	563,257	563,444	-	-	563,444
Restricted investments in bank stock	2,157	2,157	-	2,157	-
Accrued interest receivable	1,533	1,533	-	1,533	-
Financial liabilities:
Deposits	569,037	569,400	-	569,400	-
Securities sold under agreements to
repurchase and federal funds purchased	30,418	30,415	-	30,415	-
Short-term borrowings	10,000	10,000		10,000
Long-term borrowings	3,900	3,797	-	-	3,797
Accrued interest payable	235	235	-	235	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2014 and December 31, 2013:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
June 30, 2014
Repurchase Agreements:
Corporate Institutions	$29,757	$-	$29,757	$(29,757)	$-	$-

December 31, 2013
Repurchase Agreements:
Corporate Institutions	$30,418	$-	$30,418	$(30,418)	$-	$-

As of June 30, 2014 and December 31, 2013, the fair value of securities pledged was $33.9 million and $34.3 million, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 14 – New Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU 2014-04) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted.  The Company is currently analyzing the impact of the updated guidance on its financial statements.

In May 2014, FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public business entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently analyzing the impact of the guidance on its financial statements.

An entity should apply the amendments in this ASU using one of the following two methods:

Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

•	For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.
•

For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.

•

For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method it also should provide the additional disclosures in reporting periods that include the date of initial application of:

•	The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.
•	An explanation of the reasons for significant changes.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2014 and for the three and six months ended June 30, 2014  and 2013, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased $30.6 million from $670.8 million at December 31, 2013 to $701.5 million at June 30, 2014 due primarily to an increase in loans receivable and an increase in securities available for sale.

Net income for the three months ended June 30, 2014 was $1.5 million compared to a net income for the three months ended June 30, 2013 of $1.3 million.  Net income for the six months ended June 30, 2014 was $3.0 million compared to a net income for the six months ended June 30, 2013 of $2.4 million.  Loans receivable, net of the allowance for loan losses, increased $20.0 million to $583.3 million at June 30, 2014 from $563.3 million at December 31, 2013. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2014 and 2013 totaled $6.5 million and $6.1 million, respectively.  Average earning assets were $676.7 million for the three months ended June 30, 2014 compared to $617.5 million for the three months ended June 30, 2013. The tax equivalent yield on average earning assets was 3.97% for the second quarter of 2014 compared to 4.06% for the second quarter of 2013.

Total interest expense for the three months ended June 30, 2014 increased $6.0 thousand to $748.0 thousand as compared to $742.0 thousand for the three months ended June 30, 2013, primarily due to an increase in average deposits offset by a decrease in deposit rates.  Average interest bearing liabilities were $575.4 million for the three months ended June 30, 2014 compared to $534.1 million for the three months ended June 30, 2013.  The yield on average interest bearing liabilities was 0.52% for the second quarter of 2014 compared to 0.56% for the second quarter of 2013. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the three months ended June 30, 2014 was $5.7 million compared to $5.4 million for the three months ended June 30, 2013. The improvement in net interest income for the three months ended June 30, 2014 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the three months ended June 30, 2014 decreased five  (5) basis points to 3.55% as compared to 3.60% for the three months ended June 30, 2013, due to the current interest rate environment, including decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending, offset by the decreased cost of deposits.

Total interest income for the six months ended June 30, 2014 and 2013 totaled $12.8 million and $12.1 million, respectively.  Average earning assets were $670.8 million for the six months ended June 30, 2014 compared to $616.5 million for the six months ended June 30, 2013. The tax equivalent yield on average earning assets was 3.95% for the second quarter of 2014 compared to 4.08% for the second quarter of 2013.

Total interest expense for the six months ended June 30, 2014 decreased $66.0 thousand at $1.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively, primarily due to decreases in deposit rates offset by an increase in average deposits. Average interest bearing liabilities were $572.0 million for the six months ended months ended June 30, 2014 compared to $534.6 million for the six months ended June 30, 2013.  The yield on average interest bearing liabilities was 0.26% for the second quarter of 2014 compared to 0.58% for the second quarter of 2013. This decrease was the result of market conditions, deposit mix, competition, and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the six months ended June 30, 2014 was $11.3 million compared to $10.6 million for the six months ended June 30, 2013. The improvement in net interest income for the six months ended June 30, 2014 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the six months ended June 30, 2014 decreased seven (7) basis points to 3.51% as compared to 3.58% for the six months ended June 30, 2013, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

The table below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2014 and 2013, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2014			2013
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 575,312	$ 5,880	4.10%	$ 521,252	$ 5,558	4.28%
Loans - non-taxable	8,444	59	4.25%	3,648	35	5.97%
Investment securities - taxable	47,103	195	1.66%	50,928	211	1.66%
Investment securities - non-taxable	36,019	334	5.63%	34,196	289	5.14%
Federal funds sold	856	-	0.21%	568	-	0.19%
Time deposits	1,446	5	1.16%	4,136	9	0.89%
Interest bearing deposits with banks	7,475	18	0.97%	2,799	1	0.14%
TOTAL INTEREST EARNING ASSETS	676,655	6,491	3.97%	617,527	6,103	4.06%
Less allowance for loan losses	(5,396)			(5,021)
Other assets	28,646			27,483
TOTAL ASSETS	$ 699,905			$ 639,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 58,747	$ 8	0.05%	$ 56,268	$ 7	0.05%
Savings	406,816	489	0.48%	379,468	440	0.47%
Certificates of deposit	74,927	177	0.95%	56,736	142	1.01%
Securities sold under agreements to repurchase, and short & long-term borrowings	34,951	74	0.85%	41,628	153	1.47%
TOTAL INTEREST BEARING LIABILITIES	575,441	748	0.52%	534,100	742	0.56%

Non-interest bearing demand deposits	60,588			48,415
Other liabilities	4,473			3,800
Stockholders' equity	59,403			53,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 699,905			$ 639,989

Net interest income		$ 5,743			$ 5,361
Net interest spread			3.45%			3.50%
Net interest margin			3.55%			3.60%

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2014			2013

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 570,713	$ 11,616	4.10%	$ 514,473	$ 11,008	4.33%
Loans - non-taxable	7,500	107	4.36%	3,660	71	5.91%
Investment securities - taxable	46,543	391	1.69%	53,892	433	1.62%
Investment securities - non-taxable	33,465	617	5.63%	34,328	578	5.12%
Federal funds sold	920	1	0.22%	717	1	0.20%
Time deposits	1,634	9	1.11%	4,607	23	1.01%
Interest bearing deposits with banks	10,035	36	0.72%	4,855	5	0.21%
TOTAL INTEREST EARNING ASSETS	670,810	12,777	3.95%	616,532	12,119	4.08%
Less allowance for loan losses	(5,357)			(5,046)
Other assets	27,917			26,841
TOTAL ASSETS	$ 693,370			$ 638,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 60,098	$ 17	0.06%	$ 57,462	$ 17	0.05%
Savings	403,396	955	0.48%	379,190	902	0.48%
Certificates of deposit	72,774	344	0.95%	57,403	294	1.03%
Securities sold under agreements to repurchase, and short & long-term borrowings	35,768	153	0.86%	40,509	322	1.61%
TOTAL INTEREST BEARING LIABILITIES	572,036	1,469	0.26%	534,564	1,535	0.58%

Non-interest bearing demand deposits	59,587			47,578
Other liabilities	4,016			3,654
Stockholders' equity	57,731			52,531
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 693,370			$ 638,327

Net interest income		$ 11,308			$ 10,584
Net interest spread			3.69%			3.50%
Net interest margin			3.51%			3.58%

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

For the three months ended June 30, 2014, the provision for loan losses was $105 thousand, as compared to $252 thousand, for the same period ended June 30, 2013.  In the three months ended June 30, 2014, there were charge-offs in the amount of $45 thousand, as compared to $195 thousand in the three months ended June 30, 2013.    For the six months ended June 30, 2014, the provision for loan losses was $210 thousand, as compared to $532 thousand for the same period ended June 30, 2013.  In the six months ended June 30, 2014, there were charge-offs in the amount of $103 thousand offset by $1 thousand in recoveries, compared to $652 thousand in charge-offs and $42 thousand in recoveries during the same period in 2013.  The allowance for loan losses is $5.4 million as of June 30, 2014, which is 0.92% of outstanding loans, compared to $5.1 million or 0.95% of outstanding loans as of June 30, 2013. At December 31, 2013, the allowance for loan losses of $5.3 million represented 0.94% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

	(In Thousands)
Loans receivable at end of period	$589,018	$533,823	$589,018	$533,823
Allowance for loan losses:
Balance, beginning	$5,374	$5,011	$5,326	$5,147
Provision for loan losses	105	252	210	532
Loans charged off:
Commercial real estate	-	(121)	(2)	(381)
Commercial construction	-	-	-	(197)
Commercial	-	-	(38)	-
Residential real estate	(45)	(74)	(63)	(74)
Total loans charged off	(45)	(195)	(103)	(652)
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	13
Commercial	-	1	1	1
Residential real estate	-	-	-	28
Total recoveries	-	1	1	42
Net charge offs	(45)	(194)	(102)	(610)
Balance at end of period	$5,434	$5,069	$5,434	$5,069
Allowance for loan losses to loans receivable at end of period	0.92%	0.95%	0.92%	0.95%

Non-interest Income

Total non-interest income was $570 thousand for the three months ended June 30, 2014 compared to $482 thousand for the same period in 2013. Total non-interest income was $1.1 million for the six months ended June 30, 2014 compared to $979 thousand for the same period in 2013.  The increase is due to the $31 thousand gain on sale of securities realized in 2014, growth in the Bank’s credit card and merchant processing customer base, fee income on deposit accounts and an increase in income associated with bank owned life insurance.

Non-interest Expense

Non-interest expenses increased $226 thousand, or 5.9%, from $3.8 million for the three months ended June 30, 2013  to $4.1 million for the same period ended June 30, 2014. The increase is due to: an increase of $50 thousand in advertising and promotion expense due to the launch of a new campaign; an increase of $15 thousand in professional fees and an increase of $58 thousand in other expenses; offset by a decrease of $14 thousand in FDIC insurance and a decrease of $11 thousand in other real estate owned expenses due to the sales of other real estate owned properties during the year ended December 31, 2013.

Non-interest expenses increased $392 thousand, or 5.1%, from $7.7 million for the six months ended June 30, 2013 to $8.1 million for the same period ended June 30, 2014. The increase is due to: an increase of $79 thousand in advertising and promotion expense due to the launch of a new campaign; an increase of $15 thousand in loan and real estate expense; an increase of $41 thousand in charitable contributions due to the approved increase in EITC contributions and an increase of $59 thousand in other expenses; offset by a decrease of $27 thousand in other real estate owned expenses due to the sales of other real estate owned properties during the year ended December 31, 2013.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended June 30, 2014 totaled $599 thousand, or 27.9% of income before taxes. The provision for income taxes for the three months ended June 30, 2013 totaled $492 thousand, or 28.0% of income before taxes.  The allocated provision for income taxes for the six months ended June 30, 2014 totaled $1.2 million, or 28.0% of income before taxes. The provision for income taxes for the six months ended June 30, 2013 totaled $929 thousand, or 27.6% of income before taxes. The slight increase in the tax rate is a result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2014. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2014 were $83.1 million compared to $71.3 million at December 31, 2013. The increase in the investment portfolio is the result of the purchase of five (5) U.S. Government agency obligations totaling $5.1 million, the purchase of eighteen (18) tax-free municipal obligation purchases totaling $7.7 million and an increase in the unrealized gain offset by pay downs on mortgage-backed securities.  The carrying value of the securities portfolio as of June 30, 2014 includes a net unrealized gain of $1.9 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $818 thousand at December 31, 2013. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2014 increased $20.0 million to $583.3 million from $563.3 million at December 31, 2013. The loan to deposit ratio decreased from 100% at December 31, 2013 to 97% at June 30, 2014. The Bank’s loan portfolio at June 30, 2014 was comprised of residential real estate and consumer loans of $294.7 million, an increase of $10.5 million from December 31, 2013, and commercial loans of $294.3 million, an increase of $9.6 million from December 31, 2013.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $108 thousand totaling  $5.4 million at June 30, 2014 compared to $5.3 million at December 31, 2013. At June 30, 2014 and December 31, 2013, the allowance for loan losses represented 0.92% and 0.96%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2014,  December 31, 2013, and June 30, 2013 aggregate balances on non-performing loans equaled $11.4 million, $10.4 million and $10.2 million, respectively, representing 1.94%, 1.83% and 1.92% of total loans at June 30, 2014,  December 31, 2013 and June 30, 2013, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the six months ended June 30, 2014.  The Company has one foreclosed asset in the amount of $532 thousand as of June 30, 2014, as compared to four foreclosed assets at December 31, 2013 in the amount of $659 thousand.  The net change is a result of the sale of three assets, net of deferred gains, in the amount of $118 thousand and a $9 thousand impairment loss.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2014	2013	2013

	(In Thousands)
Non-accrual - commercial	$1,638	$1,824	$1,786
Non-accrual - consumer	221	481	281
Restructured loans (accruing interest and less than 90 days past due)	8,245	7,354	6,626
Loans past due 90 or more days, accruing interest	1,296	763	1,524
Total nonperforming loans	11,400	10,422	10,217
Foreclosed assets	532	659	2,639
Total nonperforming assets	$11,932	$11,081	$12,856
Nonperforming loans to total loans at period-end	1.94%	1.83%	1.92%
Nonperforming assets to total assets	1.70%	1.65%	1.99%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $258.0 thousand from December 31, 2013 to June 30, 2014. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at June 30, 2014 increased $37.3 million to $606.3 million from $569.0 million at December 31, 2013. Savings deposits increased by $15.5 million, demand deposits increased by $7.4 thousand and time deposits increased $15.2 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $18.1 million at June 30, 2014, compared to $17.8 million at December 31, 2013, primarily due to the increase in deposit growth, offset by the increases in loans and available for sale securities.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At June 30, 2014, the Company had $83.1 million of available for sale securities. Securities with carrying values of approximately $57.3 million and $43.6 million at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $337.2 million, which includes a line of credit for $25.0 million. There were no outstanding long-term loans as of June 30, 2014  and December 31, 2013.  There were no short-term advances outstanding at June 30, 2014 and $10 million outstanding as of December 31, 2013. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at June 30, 2014.   Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $3.4 million was outstanding at June 30, 2014, and $3.9 million was outstanding at December 31, 2013. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $83.3 million at  June 30, 2014. The Company also has letters of credit outstanding of $4.7 million at June 30, 2014. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $57.5 million as of June 30, 2014, representing a net increase of $3.4 million from December 31, 2013.  The increase in capital was primarily the result of the net income of $3.0 million and an increase in unrealized gains on available for sale securities of $740 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2014, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	June 30, 2014	December 31, 2013

	(Dollars In Thousands)
Tier I, common stockholders' equity	$59,333	$56,820
Tier II, allowable portion of allowance for loan losses	5,434	5,326
Total capital	$64,767	$62,146

Tier I risk based capital ratio	12.2%	12.0%
Total risk based capital ratio	13.3%	13.2%
Tier I leverage ratio	8.5%	8.5%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	June 30, 2014	December 31, 2013

	(Dollars In Thousands)
Tier I, common stockholders' equity	$56,220	$53,515
Tier II, allowable portion of allowance for loan losses	5,434	5,326
Total capital	$61,654	$58,841

Tier I risk based capital ratio	11.6%	11.3%
Total risk based capital ratio	12.7%	12.5%
Tier I leverage ratio	8.0%	7.9%

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2014, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 11, 2014	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 11, 2014	By:	/s/ Judith A. Hunsicker
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