Form 10-Q
period 2014-09-30
Embassy Bancorp, Inc.
filed 2014-11-10
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO __________________

Commission file number 000-53528

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 7, 2014	($1.00 Par Value)	7,348,471
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2014	2013

	(In Thousands, Except Share Data)
Cash and due from banks	$20,424	$14,148
Interest bearing demand deposits with banks	4,880	2,683
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	26,304	17,831
Interest bearing time deposits	250	1,822
Securities available for sale	80,799	71,288
Restricted investment in bank stock	2,010	2,157
Loans receivable, net of allowance for loan losses of $5,614 in 2014; $5,326 in 2013	589,142	563,257
Premises and equipment, net of accumulated depreciation	1,517	1,882
Bank owned life insurance	11,821	7,630
Accrued interest receivable	1,549	1,533
Other real estate owned	879	659
Other assets	2,975	2,776
Total Assets	$717,246	$670,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$66,366	$58,705
Interest bearing	538,821	510,332
Total Deposits	605,187	569,037
Securities sold under agreements to repurchase	29,677	30,418
Short-term borrowings	15,625	10,000
Long-term borrowings	2,650	3,900
Accrued interest payable	380	235
Other liabilities	4,249	3,190
Total Liabilities	657,768	616,780
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2014 issued 7,348,470 shares; outstanding 7,348,470 shares;
2013 issued 7,323,555 shares; outstanding 7,323,555 shares	7,348	7,324
Surplus	23,926	23,671
Retained earnings	26,809	22,520
Accumulated other comprehensive income	1,395	540
Total Stockholders' Equity	59,478	54,055
Total Liabilities and Stockholders' Equity	$717,246	$670,835

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans receivable, including fees	$6,058	$5,697	$17,781	$16,776
Securities, taxable	184	195	575	628
Securities, non-taxable	332	290	949	868
Federal funds sold, and other	19	4	56	10
Interest on time deposits	1	6	10	29
Total Interest Income	6,594	6,192	19,371	18,311
INTEREST EXPENSE
Deposits	694	601	2,010	1,814
Securities sold under agreements to repurchase	4	4	13	13
Short-term borrowings	5	2	7	3
Long-term borrowings	65	101	207	413
Total Interest Expense	768	708	2,237	2,243
Net Interest Income	5,826	5,484	17,134	16,068
PROVISION FOR LOAN LOSSES	40	310	250	842
Net Interest Income after Provision for Loan Losses	5,786	5,174	16,884	15,226
OTHER INCOME
Credit card processing fees	362	333	1,051	1,010
Other service fees	172	157	492	430
Bank owned life insurance	70	86	191	185
Gain on sale of securities, net	-	-	31	-
Profit on sale of other real estate owned	7	6	4	16
Impairment on other real estate owned	-	(23)	(9)	(103)
Total Other Income	611	559	1,760	1,538
OTHER EXPENSES
Salaries and employee benefits	1,753	1,711	5,353	5,158
Occupancy and equipment	613	603	1,857	1,777
Data processing	322	289	947	920
Credit card processing	321	302	940	904
Advertising and promotion	277	253	807	704
Professional fees	127	128	391	383
FDIC insurance	92	102	290	318
Insurance	13	13	40	40
Loan & real estate	59	50	165	141
Charitable contributions	133	130	454	410
Other real estate owned expenses	66	14	83	58
Other	240	199	741	641
Total Other Expenses	4,016	3,794	12,068	11,454

Income before Income Taxes	2,381	1,939	6,576	5,310
INCOME TAX EXPENSE	672	535	1,847	1,464
Net Income	$1,709	$1,404	$4,729	$3,846

BASIC EARNINGS PER SHARE	$0.23	$0.19	$0.64	$0.53

DILUTED EARNINGS PER SHARE	$0.23	$0.19	$0.64	$0.53

DIVIDENDS PER SHARE	$0.06	$0.05	$0.06	$0.05

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2014		2013

	(In Thousands)
Net Income		$1,709		$1,404
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain (loss) on securities available for sale	174		(224)
Less: reclassification adjustment for realized gains	-		-
	174		(224)
Income tax effect	(59)		76
Net unrealized gain (loss)	115		(148)
Other comprehensive gain (loss), net of tax		115		(148)
Comprehensive Income		$1,824		$1,256

	Nine Months Ended September 30,
	2014		2013

	(In Thousands)

Net Income		$4,729		$3,846
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain (loss) on securities available for sale	1,326		(2,748)
Less: reclassification adjustment for realized gains	(31)		-
	1,295		(2,748)
Income tax effect	(440)		934
Net unrealized gain (loss)	855		(1,814)
Other comprehensive gain (loss), net of tax		855		(1,814)
Comprehensive Income		$5,584		$2,032

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2014 and 2013

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$50,027
Net income	-	-	3,846	-	3,846
Other comprehensive loss	-	-	-	(1,814)	(1,814)
Dividend declared, $.05 per share	-	-	(362)	-	(362)
Compensation expense recognized on stock options	-	45	-	-	45
Common stock grants to directors, 8,764 shares	9	53	-	-	62
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 54,900 shares	54	317	-	-	371

BALANCE - SEPTEMBER 30, 2013	$7,302	$23,561	$20,844	$468	$52,175

BALANCE - DECEMBER 31, 2013	$7,324	$23,671	$22,520	$540	$54,055
Net income	-	-	4,729	-	4,729
Other comprehensive income	-	-	-	855	855
Dividend declared, $.06 per share	-	-	(440)	-	(440)
Compensation expense recognized on stock options	-	73	-	-	73
Common stock grants to directors, 10,209 shares	10	67	-	-	77
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 14,706 shares	14	115	-	-	129
BALANCE - SEPTEMBER 30, 2014	$7,348	$23,926	$26,809	$1,395	$59,478

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,729	$3,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	842
Amortization (accretion) of deferred loan costs	7	(65)
Depreciation and amortization	495	454
Net amortization of investment security premiums and discounts	122	236
Stock compensation expense	73	45
Loss (gain) on sale of other real estate owned	4	(16)
Impairment on other real estate owned	9	103
Income on bank owned life insurance	(191)	(185)
Net realized gain on sale of securities available for sale	(31)	-
(Increase) decrease in accrued interest receivable	(16)	58
(Increase) decrease in other assets	(639)	58
Increase (decrease) in accrued interest payable	145	(75)
Increase in other liabilities	1,147	454
Net Cash Provided by Operating Activities	6,104	5,755
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(13,799)	(10,866)
Maturities, calls and principal repayments of securities available for sale	4,964	18,976
Proceeds from sales of securities available for sale	528	-
Net increase in loans	(26,432)	(45,808)
Net redemption (purchases) of restricted investment in bank stock	147	(381)
Net maturities of interest bearing time deposits	1,572	4,126
Purchase of bank owned life insurance	(4,000)	-
Proceeds from sale of other real estate owned	46	-
Purchases of premises and equipment	(130)	(188)
Net Cash Used in Investing Activities	(37,104)	(34,141)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,150	5,603
Net (decrease) increase in securities sold under agreements to repurchase	(741)	5,639
Increase in short-term borrowed funds	5,625	14,000
Payment of long-term borrowed funds	(1,250)	(8,486)
Proceeds from Dividend Reinvestment Plan	129	371
Dividends paid	(440)	(362)
Net Cash Provided by Financing Activities	39,473	16,765
Net Increase (Decrease) in Cash and Cash Equivalents	8,473	(11,621)
CASH AND CASH EQUIVALENTS - BEGINNING	17,831	29,940
CASH AND CASH EQUIVALENTS - ENDING	$26,304	$18,319

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,092	$2,318

Income taxes paid	$2,080	$1,925

Other real estate sold through bank financing	$57	$964

Deferral of gain from sale of other real estate sold through bank financing	$80	$103

Other real estate acquired in settlement of loans	$347	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2014 through the date these consolidated financial statements were issued.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.  In January 2014, February 2013 and February 2012, the Company granted 10,209,  8,764 and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2013, 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2013, 2012 and 2011.   In January 2014, February 2013 and February 2012, the Company also granted stock options to purchase 29,663,  29,742 and 52,611 shares of stock, respectively to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $25 thousand and $73 thousand for the three and nine months ended September 30, 2014 and $16 thousand and $45 thousand for the three and nine months ended September 30, 2013.  At September 30, 2014, approximately $98 thousand unrecognized cost related to stock options granted in 2014, 2013 and 2012 will be recognized over the next 2.30,  1.40 and 0.40 years, respectively.  The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of  2.30%, 1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%, 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46 per share, $2.14 per share and $2.56 per share, respectively.  At September 30, 2014, there were 361,019 shares available for issuance under the SIP.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended September 30,
	2014			2013

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$174	$(59)	$115	$(224)	$76	$(148)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$174	$(59)	$115	$(224)	$76	$(148)

		Nine Months Ended September 30,
		2014		2013

		(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$1,326	$(450)	$876	$(2,748)	$934	$(1,814)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(31)	10	(21)	-	-	-
Total other comprehensive income (loss)	$1,295	$(440)	$855	$(2,748)	$934	$(1,814)

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

There were no realized gains on securities available-for-sale for the three months ended September 30, 2014 and 2013.  A summary of the realized gains on securities available for sale, net of tax, for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended
	September 30,
	2014	2013

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(31)	$-
Income taxes	10	-
Net of tax	$(21)	$-

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2014 and 2013	(In Thousands)
Balance June 30, 2014	$1,280
Other comprehensive income before reclassifications	115
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	115
Balance September 30, 2014	$1,395

Balance June 30, 2013	$616
Other comprehensive loss before reclassifications	(148)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(148)
Balance September 30, 2013	$468

Nine Months Ended September 30, 2014 and 2013
Balance January 1, 2014	$540
Other comprehensive income before reclassifications	876
Amounts reclassified from accumulated other comprehensive income	(21)
Net other comprehensive income during the period	855
Balance September 30, 2014	$1,395

Balance January 1, 2013	$2,282
Other comprehensive loss before reclassifications	(1,814)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,814)
Balance September 30, 2013	$468

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars In Thousands, Except Per Share Data)
Net income	$1,709	$1,404	$4,729	$3,846

Weighted average shares outstanding	7,334	7,248	7,333	7,246
Dilutive effect of potential common shares, stock options	11	5	9	5
Diluted weighted average common shares outstanding	7,345	7,253	7,342	7,251

Basic earnings per share	$0.23	$0.19	$0.64	$0.53
Diluted earnings per share	$0.23	$0.19	$0.64	$0.53

Stock options of 87,912 and 94,752 for the three and nine months ended September 30, 2014, respectively, were not considered in computing diluted earnings per common share because they are not dilutive to earnings.  Stock options of 149,692 for the three and nine months ended September 30, 2013, respectively, were not considered in computing diluted earnings per common share because they are not dilutive to earnings.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.7 million of standby letters of credit outstanding as of September 30, 2014. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.3 million. Management does not consider the current amount of the liability as of September 30, 2014 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2014, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $346.1 million.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Short-term loans outstanding with FHLB totaled $15.6 million as of September 30, 2014 and $10.0 million were outstanding as of December 31, 2013.  No long-term advances were outstanding as of September 30, 2014 and December 31, 2013. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at September 30, 2014 and December 31, 2013. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of September 30, 2014 and December 31, 2013, the outstanding balance was $2.7 million and $3.9 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At September 30, 2014 and December 31, 2013, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2014 :
U.S. Government agency obligations	$30,210	$68	$(172)	$30,106
Municipal bonds	38,885	1,923	(32)	40,776
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	7,593	311	-	7,904
Corporate bonds	1,998	16	(1)	2,013
Total	$78,686	$2,318	$(205)	$80,799

December 31, 2013 :
U.S. Government agency obligations	$27,191	$118	$(304)	$27,005
Municipal bonds	32,220	902	(222)	32,900
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	9,062	300	-	9,362
Corporate bonds	1,997	24	-	2,021
Total	$70,470	$1,344	$(526)	$71,288

The amortized cost and fair value of securities as of September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$3,980	$4,055
Due after one year through five years	33,889	33,796
Due after five years through ten years	14,187	14,949
Due after ten years	19,038	20,095
	71,094	72,895
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	7,592	7,904
	$78,686	$80,799

There were no gains realized in the three months ended September 30, 2014.  Gross gains of $31 thousand were realized on sales of securities for the nine months ended September 30, 2014. There were no gross losses on the sales of securities during the three and nine months ended September 30, 2014.  There were no sales of securities for the three and nine months ended September 30, 2013.

Securities with a carrying  value of $56.8 million and $43.6 million at September 30, 2014 and December 31, 2013, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014 :	(In Thousands)
U.S. Government agency obligations	$5,085	$(13)	$13,952	$(159)	$19,037	$(172)
Municipal bonds	2,999	(23)	971	(9)	3,970	(32)
Corporate Bonds	998	(1)	-	-	998	(1)
Total Temporarily Impaired Securities	$9,082	$(37)	$14,923	$(168)	$24,005	$(205)

December 31, 2013 :
U.S. Government agency obligations	$16,895	$(304)	$-	$-	$16,895	$(304)
Municipal bonds	7,441	(222)	-	-	7,441	(222)
Total Temporarily Impaired Securities	$24,336	$(526)	$-	$-	$24,336	$(526)

The Company had twenty-four (24) securities in an unrealized loss position at September 30, 2014. The unrealized losses are due only to market rate fluctuations. As of September 30, 2014, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had FHLB stock at a carrying value of $120 thousand and $1.2 million repurchased during the three and nine months ended September 30, 2014, respectively, and $470 thousand was repurchased during the three and nine months ended September 30, 2013, respectively.  Stock purchases of $745 thousand and $1.1 million were made during the three and nine months ended September 30, 2014, respectively, and $419 thousand and $850 thousand during the three and nine months ended September 30, 2013, respectively.  Dividend payments of $14 and $41 thousand were received during the three and nine months ended September 30, 2014, respectively, and $4 thousand and $6 thousand were received during the three and nine months ended September 30, 2013, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2014.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014		December 31, 2013
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$243,941	41.00%	$235,545	41.40%
Commercial construction	22,758	3.83%	21,109	3.71%
Commercial	29,562	4.97%	28,017	4.92%
Residential real estate	297,793	50.05%	283,421	49.82%
Consumer	873	0.15%	846	0.15%
Total loans	594,927	100.00%	568,938	100.00%
Unearned origination fees	(171)		(355)
Allowance for loan losses	(5,614)		(5,326)
	$589,142		$563,257

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2014 and December 31, 2013, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2014	(In Thousands)
Commercial real estate	$239,037	$2,003	$2,843	$58	$243,941
Commercial construction	21,382	-	1,376	-	22,758
Commercial	29,046	516	-	-	29,562
Residential real estate	297,572	-	221	-	297,793
Consumer	873	-	-	-	873
Total	$587,910	$2,519	$4,440	$58	$594,927

December 31, 2013
Commercial real estate	$229,987	$703	$4,794	$61	$235,545
Commercial construction	18,091	902	2,116	-	21,109
Commercial	27,499	480	38	-	28,017
Residential real estate	282,296	644	481	-	283,421
Consumer	846	-	-	-	846
Total	$558,719	$2,729	$7,429	$61	$568,938

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2014 and December 31, 2013, respectively:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2014	(In Thousands)
With no related allowance recorded:
Commercial real estate	$4,904	$5,265		$5,778	$32	$6,104	$132
Commercial construction	1,376	1,376		2,197	12	2,607	65
Commercial	8	8		10	(3)	90	1
Residential real estate	470	488		471	3	539	7
Consumer	-	-		-	-	-	-
With an allowance recorded:
Commercial real estate	$560	$560	$76	$563	$27	$650	$81
Commercial construction	-	-	-	-	-	-	-
Commercial	327	327	120	295	6	157	6
Residential real estate	864	864	194	867	8	989	13
Consumer	-	-	-	-	-	-	-
Total:
Commercial real estate	$5,464	$5,825	$76	$6,341	$59	$6,754	$213
Commercial construction	1,376	1,376	-	2,197	12	2,607	65
Commercial	335	335	120	305	3	247	7
Residential real estate	1,334	1,352	194	1,338	11	1,528	20
Consumer	-	-	-	-	-	-	-
	$8,509	$8,888	$390	$10,181	$85	$11,136	$305

December 31, 2013
With no related allowance recorded:
Commercial real estate	$6,383	$6,737				$6,321	$302
Commercial construction	3,017	3,215				2,992	106
Commercial	171	170				241	8
Residential real estate	618	656				465	26
Consumer	-	-				-	-
With an allowance recorded:
Commercial real estate	$623	$623	$82			$881	$114
Commercial construction	-	-	-			325	-
Commercial	38	38	1			15	2
Residential real estate	1,113	1,113	322			985	37
Consumer	-	-	-			-	-
Total:
Commercial real estate	$7,006	$7,360	$82			$7,202	$416
Commercial construction	3,017	3,215	-			3,317	106
Commercial	209	208	1			256	10
Residential real estate	1,731	1,769	322			1,450	63
Consumer	-	-	-			-	-
	$11,963	$12,552	$405			$12,225	$595

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2014	December 31, 2013

	(In Thousands)
Commercial real estate	$1,487	$1,635
Commercial construction	-	-
Commercial	66	189
Residential real estate	221	481
Consumer	-	-
Total	$1,774	$2,305

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

September 30, 2014	(In Thousands)
Commercial real estate	$350	$-	$1,164	$1,514	$242,427	$243,941	$-
Commercial construction	1,061	-	-	1,061	21,697	22,758	-
Commercial	-	-	66	66	29,496	29,562	-
Residential real estate	467	145	221	833	296,960	297,793	-
Consumer	-	-	-	-	873	873	-
Total	$1,878	$145	$1,451	$3,474	$591,453	$594,927	$-

December 31, 2013
Commercial real estate	$776	$415	$2,049	$3,240	$232,305	$235,545	$763
Commercial construction	-	2,622	-	2,622	18,487	21,109	-
Commercial	-	-	189	189	27,828	28,017	-
Residential real estate	-	-	481	481	282,940	283,421	-
Consumer	-	-	-	-	846	846	-
Total	$776	$3,037	$2,719	$6,532	$562,406	$568,938	$763

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Three Months Ending September 30, 2014
Beginning Balance - June 30, 2014	$1,626	$416	$361	$1,859	$13	$1,159	$5,434
Charge-offs	(8)	(50)	-	-	-	-	(58)
Recoveries	-	198	-	-	-	-	198
Provisions	51	(171)	27	57	4	72	40
Ending Balance - September 30, 2014	$1,669	$393	$388	$1,916	$17	$1,231	$5,614

Nine Months Ending September 30, 2014
Beginning Balance - December 31, 2013	$1,791	$495	$349	$2,068	$24	$599	$5,326
Charge-offs	(10)	(50)	(38)	(63)	-	-	(161)
Recoveries	-	198	1	-	-	-	199
Provisions	(112)	(250)	76	(89)	(7)	632	250
Ending Balance - September 30, 2014	$1,669	$393	$388	$1,916	$17	$1,231	$5,614

Three Months Ending September 30, 2013
Beginning Balance - June 30, 2013	$1,690	$659	$423	$1,967	$32	$298	$5,069
Charge-offs	(42)	-	(13)	(29)	(5)	-	(89)
Recoveries	-	-	1	-	-	-	1
Provisions	76	(233)	(33)	70	(3)	433	310
Ending Balance - September 30, 2013	$1,724	$426	$378	$2,008	$24	$731	$5,291

Nine Months Ending September 30, 2013
Beginning Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147
Charge-offs	(423)	(197)	(13)	(103)	(5)	-	(741)
Recoveries	13	-	2	28	-	-	43
Provisions	127	(37)	(5)	406	(4)	355	842
Ending Balance - September 30, 2013	$1,724	$426	$378	$2,008	$24	$731	$5,291

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2014 and December 31, 2013.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2014
Allowance for Loan Losses
Ending Balance	$1,669	$393	$388	$1,916	$17	$1,231	$5,614
Ending balance: individually evaluated for impairment	$76	$-	$120	$194	$-	$-	$390
Ending balance: collectively evaluated for impairment	$1,593	$393	$268	$1,722	$17	$1,231	$5,224

Loans receivables:
Ending balance	$243,941	$22,758	$29,562	$297,793	$873		$594,927
Ending balance: individually evaluated for impairment	$5,464	$1,376	$335	$1,334	$-		$8,509
Ending balance: collectively evaluated for impairment	$238,477	$21,382	$29,227	$296,459	$873		$586,418

December 31, 2013
Allowance for Loan Losses
Ending Balance	$1,791	$495	$349	$2,068	$24	$599	$5,326
Ending balance: individually evaluated for impairment	$82	$-	$1	$322	$-	$-	$405
Ending balance: collectively evaluated for impairment	$1,709	$495	$348	$1,746	$24	$599	$4,921

Loans receivables:
Ending balance	$235,545	$21,109	$28,017	$283,421	$846		$568,938
Ending balance: individually evaluated for impairment	$7,006	$3,017	$209	$1,731	$-		$11,963
Ending balance: collectively evaluated for impairment	$228,539	$18,092	$27,808	$281,690	$846		$556,975

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	September 30, 2014
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,419	$323	$3,742
Commercial construction	260	-	260
Commercial	269	-	269
Residential real estate	1,113	-	1,113
Consumer	-	-	-
	$5,061	$323	$5,384

As of September 30, 2014,  no available commitments were outstanding on TDRs.

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013.

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

Three Months Ending September 30, 2013
Residential real estate	2	$226	$226

	2	$226	$226

Nine Months Ending September 30, 2014
Commercial	1	$262	$262
	1	$262	$262
Nine Months Ending September 30, 2013
Residential real estate	2	$226	$226

	2	$226	$226

The impairment reserve on the TDR described above was $54 thousand recorded in the allowance for loan loss for the three and nine months ending September 30, 2014.  There were no newly restructured loans that occurred during the three months ended September 30, 2014.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and nine months ended September 30, 2014.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2014 and December 31, 2013, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$30,106	$-	$30,106
Municipal bonds	-	40,776	-	40,776
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	7,903	-	7,903
Corporate bonds	-	2,014	-	2,014
September 30, 2014 Securities available for sale	$-	$80,799	$-	$80,799

U.S. Government agency obligations	$-	$27,005	$-	$27,005
Municipal bonds	-	32,900	-	32,900
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,362	-	9,362
Corporate bonds	-	2,021	-	2,021
December 31, 2013 Securities available for sale	$-	$71,288	$-	$71,288

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
September 30, 2014 Impaired loans (1)	$-	$-	$876	$876
September 30, 2014 Impaired loans (2)	$-	$-	$484	$484
September 30, 2014 Other real estate owned (1)	$-	$-	$879	$879
December 31, 2013 Impaired loans (1)	$-	$-	$870	$870
December 31, 2013 Impaired loans (2)	$-	$-	$499	$499
December 31, 2013 Other real estate owned (1)	$-	$-	$659	$659

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

At September 30, 2014, of the impaired loans having an aggregate balance of $8.5 million, $6.8 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.7 million in impaired loans, an aggregate valuation allowance of $390 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2014:
Impaired loans	$876	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-16.4%)
			Liquidation expenses (3)	0 to -10% (-8.4%)
Impaired loans	$484	Discounted Cash Flows (5)
Other real estate owned	$879	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)

1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013:

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2014 and December 31, 2013:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
September 30, 2014:
Financial assets:
Cash and cash equivalents	$26,304	$26,306	$26,306	$-	$-
Interest bearing time deposits	250	251	-	251	-
Securities available-for-sale	80,799	80,799	-	80,799	-
Loans receivable, net of allowance	589,142	592,496	-	-	592,496
Restricted investments in bank stock	2,010	2,010	-	2,010	-
Accrued interest receivable	1,549	1,549	-	1,549	-
Financial liabilities:
Deposits	605,187	605,369	-	605,369	-
Securities sold under agreements to
repurchase and federal funds purchased	29,677	29,675	-	29,675	-
Short-term borrowings	15,625	15,625	-	15,625	-
Long-term borrowings	2,650	2,606	-	-	2,606
Accrued interest payable	380	380	-	380	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$17,831	$17,831	$17,831	$-	$-
Interest bearing time deposits	1,822	1,830	-	1,830	-
Securities available-for-sale	71,288	71,288	-	71,288	-
Loans receivable, net of allowance	563,257	563,444	-	-	563,444
Restricted investments in bank stock	2,157	2,157	-	2,157	-
Accrued interest receivable	1,533	1,533	-	1,533	-
Financial liabilities:
Deposits	569,037	569,400	-	569,400	-
Securities sold under agreements to
repurchase and federal funds purchased	30,418	30,415	-	30,415	-
Short-term borrowings	10,000	10,000		10,000
Long-term borrowings	3,900	3,797	-	-	3,797
Accrued interest payable	235	235	-	235	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2014 and December 31, 2013:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
September 30, 2014
Repurchase Agreements:
Corporate Institutions	$29,677	$-	$29,677	$(29,677)	$-	$-

December 31, 2013
Repurchase Agreements:
Corporate Institutions	$30,418	$-	$30,418	$(30,418)	$-	$-

As of September 30, 2014 and December 31, 2013, the fair value of securities pledged was $32.9 million and $34.3 million, respectively.

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2014 and for the three and nine months ended September 30, 2014  and 2013, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased $46.4 million from $670.8 million at December 31, 2013 to $717.2 million at September 30, 2014 due primarily to an increase in loans receivable and an increase in securities available for sale.

Net income for the three months ended September 30, 2014 was $1.7 million compared to a net income for the three months ended September 30, 2013 of $1.4 million.  Net income for the nine months ended September 30, 2014 was $4.7 million compared to a net income for the nine months ended September 30, 2013 of $3.8 million.  Loans receivable, net of the allowance for loan losses, increased $25.8 million to $589.1 million at September 30, 2014 from $563.3 million at December 31, 2013. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2014 and 2013 totaled $6.6 million and $6.2 million, respectively.  Average earning assets were $685.4 million for the three months ended September 30, 2014 compared to $628.6 million for the three months ended September 30, 2013. The tax equivalent yield on average earning assets was 3.93% for the third quarter of 2014 compared to 4.01% for the third quarter of 2013.

Total interest expense for the three months ended September 30, 2014 increased $60.0 thousand to $768.0 thousand as compared to $708.0 thousand for the three months ended September 30, 2013, primarily due to an increase in average deposits offset by a decrease in deposit rates.  Average interest bearing liabilities were $580.5 million for the three months ended September 30, 2014 compared to $542.6 million for the three months ended September 30, 2013.  The yield on average interest bearing liabilities was consistent at 0.52% for the third quarter of 2014 and 2013.

Net interest income for the three months ended September 30, 2014 was $5.8 million compared to $5.5 million for the three months ended September 30, 2013. The improvement in net interest income for the three months ended September 30, 2014 is a result of increases in the interest expense associated with the growth in deposits and other borrowed funds, offset by growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the three months ended September 30, 2014 decreased eight  (8) basis points to 3.51% as compared to 3.59% for the three months ended September 30, 2013, due to the current interest rate environment, including decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending, offset by the decreased cost of deposits.

Total interest income for the nine months ended September 30, 2014 and 2013 totaled $19.4 million and $18.3 million, respectively.  Average earning assets were $675.8 million for the nine months ended September 30, 2014 compared to $620.6 million for the nine months ended September 30, 2013. The tax equivalent yield on average earning assets as of September 30, 2014 decreased eleven (11) basis points to 3.95% from 4.06% for the nine months ended September 30, 2013.

Total interest expense for the nine months ended September 30, 2014 and 2013 totaled $2.2 million. Average interest bearing liabilities were $575.1 million for the nine months ended September 30, 2014 compared to $537.3 million for the nine months ended September 30, 2013.  The yield on average interest bearing liabilities as of September 30, 2014 decreased seventeen (17) basis points to 0.39% from 0.56% as of September 30, 2013. This decrease was the result of market conditions, deposit mix, competition and management’s resulting adjustments to the interest rates provided to depositors.

Net interest income for the nine months ended September 30, 2014 was $17.1 million compared to $16.1 million for the nine months ended September 30, 2013. The improvement in net interest income for the nine months ended September 30, 2014 is a result of decreases in the interest expense associated with deposits and other borrowed funds and growth in interest earning assets, offset by a reduction in rates received on a higher level of interest earning assets. The Company’s net interest margin for the nine months ended September 30, 2014 decreased eight  (8)  basis points to 3.50%, as compared to 3.58% for the nine months ended September 30, 2013, due to the current interest rate environment, including decreased cost of deposits offset by decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending.

The table below sets forth average balances and corresponding yields for the corresponding periods ended September 30, 2014 and 2013, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2014			2013
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 582,286	$ 5,999	4.09%	$ 536,475	$ 5,661	4.19%
Loans - non-taxable	8,928	59	3.97%	3,631	36	6.10%
Investment securities - taxable	45,581	184	1.62%	46,190	195	1.69%
Investment securities - non-taxable	36,441	332	5.48%	32,004	290	5.51%
Federal funds sold	969	1	0.22%	916	-	0.02%
Time deposits	602	1	1.04%	2,951	6	0.81%
Interest bearing deposits with banks	10,560	18	0.68%	6,472	4	0.25%
TOTAL INTEREST EARNING ASSETS	685,367	6,594	3.93%	628,639	6,192	4.01%
Less allowance for loan losses	(5,430)			(5,167)
Other assets	31,504			29,246
TOTAL ASSETS	$ 711,441			$ 652,718

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 59,292	$ 7	0.05%	$ 58,910	$ 12	0.08%
Savings	405,321	501	0.49%	388,553	454	0.46%
Certificates of deposit	76,030	186	0.97%	56,097	135	0.95%
Securities sold under agreements to repurchase, and short & long-term borrowings	39,820	74	0.74%	38,999	107	1.09%
TOTAL INTEREST BEARING LIABILITIES	580,463	768	0.52%	542,559	708	0.52%

Non-interest bearing demand deposits	62,804			51,612
Other liabilities	5,552			3,948
Stockholders' equity	62,622			54,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 711,441			$ 652,718

Net interest income		$ 5,826			$ 5,484
Net interest spread			3.41%			3.49%
Net interest margin			3.51%			3.59%

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2014			2013

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 574,564	$ 17,615	4.10%	$ 521,888	$ 16,670	4.28%
Loans - non-taxable	7,970	166	4.22%	3,650	106	5.85%
Investment securities - taxable	46,166	575	1.66%	51,427	628	1.64%
Investment securities - non-taxable	34,528	949	5.56%	33,414	868	5.24%
Federal funds sold	940	2	0.22%	784	1	0.20%
Time deposits	1,286	10	1.06%	4,049	29	0.96%
Interest bearing deposits with banks	10,386	54	0.70%	5,400	9	0.22%
TOTAL INTEREST EARNING ASSETS	675,840	19,371	3.95%	620,613	18,311	4.06%
Less allowance for loan losses	(5,382)			(5,087)
Other assets	29,095			27,651
TOTAL ASSETS	$ 699,553			$ 643,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 60,100	$ 24	0.05%	$ 57,950	$ 29	0.07%
Savings	403,988	1,456	0.48%	382,345	1,357	0.48%
Certificates of deposit	73,835	530	0.96%	56,963	428	1.01%
Securities sold under agreements to repurchase, and short & long-term borrowings	37,199	227	0.82%	40,000	429	1.44%
TOTAL INTEREST BEARING LIABILITIES	575,122	2,237	0.39%	537,258	2,243	0.56%

Non-interest bearing demand deposits	60,855			48,937
Other liabilities	4,533			3,754
Stockholders' equity	59,043			53,228
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 699,553			$ 643,177

Net interest income		$ 17,134			$ 16,068
Net interest spread			3.56%			3.50%
Net interest margin			3.50%			3.58%

Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level management considers to be adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

The allowance consists of general, specific, qualitative and unallocated components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The specific component relates to loans that are classified as watch, other assets especially mentioned, substandard, doubtful or loss. Such loans may also be classified as impaired and/or restructured.  For loans that are further classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral-dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement or there is a possible loss expected.

For the three months ended September 30, 2014, the provision for loan losses was $40 thousand, as compared to $310 thousand, for the same period ended September 30, 2013.  In the three months ended September 30, 2014, there were charge-offs in the amount of $58 thousand, as compared to $89 thousand in the three months ended September 30, 2013.    For the nine months ended September 30, 2014, the provision for loan losses was $250 thousand, as compared to $842 thousand for the same period ended September 30, 2013.  In the nine months ended September 30, 2014, there were charge-offs in the amount of $161 thousand offset by $199 thousand in recoveries, compared to $741 thousand in charge-offs and $43 thousand in recoveries during the same period in 2013.  The allowance for loan losses is $5.6 million as of September 30, 2014, which is 0.94% of outstanding loans, compared to $5.3 million or 0.96% of outstanding loans as of September 30, 2013. At December 31, 2013, the allowance for loan losses of $5.3 million represented 0.94% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In Thousands)
Loans receivable at end of period	$594,927	$551,787	$594,927	$551,787
Allowance for loan losses:
Balance, beginning	$5,434	$5,069	$5,326	$5,147
Provision for loan losses	40	310	250	842
Loans charged off:
Commercial real estate	(8)	(42)	(10)	(423)
Commercial construction	(50)	-	(50)	(197)
Commercial	-	(13)	(38)	(13)
Residential real estate	-	(29)	(63)	(103)
Consumer	-	(5)	-	(5)
Total loans charged off	(58)	(89)	(161)	(741)
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	13
Commercial construction	198	-	198	-
Commercial	-	1	1	2
Residential real estate	-	-	-	28
Total recoveries	198	1	199	43
Net recoveries (charge offs)	140	(88)	38	(698)
Balance at end of period	$5,614	$5,291	$5,614	$5,291
Allowance for loan losses to loans receivable at end of period	0.94%	0.96%	0.94%	0.96%

Non-interest Income

Total non-interest income was $611 thousand for the three months ended September 30, 2014 compared to $559 thousand for the same period in 2013. Total non-interest income was $1.8 million for the nine months ended September 30, 2014 compared to $1.5 million for the same period in 2013.  The increase is due to the $31 thousand gain on sale of securities realized in 2014, a $94 thousand decrease in impairment losses on other real estate owned, growth in the Bank’s credit card and merchant processing customer base, an increase in fee income on deposit accounts and an increase in income associated with bank owned life insurance.

Non-interest Expense

Non-interest expenses increased $222.0 thousand, or 5.9%, from $3.8 million for the three months ended September 30, 2013 to $4.0 million for the same period ended September 30, 2014. The increase is due to: an increase of $33 thousand in data processing expense; an increase of $9 thousand in loan and real estate fees due to the re-evaluation of deferred loan fees and costs; and an increase of $52 thousand in other real estate owned expenses due to the accrual of anticipated property repairs and an increase of $41 thousand in other expenses.

Non-interest expenses increased $614.0 thousand, or 5.4%, from $11.5 million for the nine months ended September 30, 2013 to $12.1 million for the same period ended September 30, 2014. The increase is due to: an increase of $103 thousand in advertising and promotion expense due to the launch of a new campaign; an increase of $24 thousand in loan and real estate expense due to the re-evaluation of deferred loan fees and costs;  an increase of $44 thousand in charitable contributions due to the approved increase in EITC contributions; an increase of $25 thousand in other real estate owned expenses due to the accrual of anticipated property repairs and an increase of $100 thousand in other expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended September 30, 2014 totaled $672 thousand, or 28.2% of income before taxes. The provision for income taxes for the three months ended September 30, 2013 totaled $535 thousand, or 27.6% of income before taxes.  The allocated provision for income taxes for the nine months ended September 30, 2014 totaled $1.8 million, or 28.1% of income before taxes. The provision for income taxes for the nine months ended September 30, 2013 totaled $1.5 million, or 27.6% of income before taxes. The slight increase in the tax rate is a result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2014. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2014 were $80.8 million compared to $71.3 million at December 31, 2013. The increase in the investment portfolio is the result of the purchase of five (5) U.S. Government agency obligations totaling $5.1 million, the purchase of eighteen (18) tax-free municipal obligations totaling $7.7 million and an increase in the unrealized gain offset by pay downs on mortgage-backed securities.  The carrying value of the securities portfolio as of September 30, 2014 includes a net unrealized gain of $2.1 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $818 thousand at December 31, 2013. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2014 increased $25.8 million to $589.1 million from $563.3 million at December 31, 2013. The loan-to-deposit ratio decreased from 100% at December 31, 2013 to 98% at September 30, 2014. The Bank’s loan portfolio at September 30, 2014 was comprised of residential real estate and consumer loans of $298.7 million, an increase of $14.4 million from December 31, 2013, and commercial loans of $296.3 million, an increase of $11.6 million from December 31, 2013.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $288 thousand totaling  $5.6 million at September 30, 2014 compared to $5.3 million at December 31, 2013. At September 30, 2014 and December 31, 2013, the allowance for loan losses represented 0.94% of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2014,  December 31, 2013, and September 30, 2013 aggregate balances on non-performing loans equaled $6.8 million, $10.4 million and $10.6 million, respectively, representing 1.15%, 1.83% and 1.91% of total loans at September 30, 2014,  December 31, 2013 and September 30, 2013, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the nine months ended September 30, 2014.  The Company has two foreclosed assets in the amount of $879 thousand as of September 30, 2014, as compared to four foreclosed assets at December 31, 2013 in the amount of $659 thousand.  The net change is a result of: the acquisition of an asset in the amount of $348 thousand, the sale of three assets, net of deferred gains, in the amount of $117 thousand and a $9 thousand impairment loss.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2014	2013	2013

	(In Thousands)
Non-accrual - commercial	$1,553	$1,824	$1,951
Non-accrual - consumer	221	481	490
Restructured loans (accruing interest and less than 90 days past due)	5,061	7,354	8,119
Loans past due 90 or more days, accruing interest	-	763	-
Total nonperforming loans	6,835	10,422	10,560
Foreclosed assets	879	659	2,091
Total nonperforming assets	$7,714	$11,081	$12,651
Nonperforming loans to total loans at period-end	1.15%	1.83%	1.91%
Nonperforming assets to total assets	1.08%	1.65%	1.91%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $365.0 thousand from December 31, 2013 to September 30, 2014. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at September 30, 2014 increased $36.2 million to $605.2 million from $569.0 million at December 31, 2013. Savings deposits increased by $12.6 million, demand deposits increased by $8.6 million and time deposits increased $14.5 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $26.3 million at September 30, 2014, compared to $17.8 million at December 31, 2013, primarily due to the increase in deposit growth, offset by the increases in loans and available for sale securities.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At September 30, 2014, the Company had $80.8 million of available for sale securities. Securities with carrying values of approximately $56.8 million and $43.6 million at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $346.1 million, which includes a line of credit for $25.0 million. There were no outstanding long-term loans as of September 30, 2014  and December 31, 2013.  Short-term loans outstanding with FHLB totaled $15.6 million and $10 million as of September 30, 2014 and December 31, 2013, respectively. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at September 30, 2014.   Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $2.7 million was outstanding at September 30, 2014, and $3.9 million was outstanding at December 31, 2013. These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $78.6 million at  September 30, 2014. The Company also has letters of credit outstanding of $4.7 million at September 30, 2014. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $59.5 million as of September 30, 2014, representing a net increase of $5.4 million from December 31, 2013.  The increase in capital was primarily the result of the net income of $4.7 million and an increase in unrealized gains on available for sale securities of $855 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2014, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	September 30, 2014	December 31, 2013

	(Dollars In Thousands)
Tier I, common stockholders' equity	$60,338	$56,820
Tier II, allowable portion of allowance for loan losses	5,614	5,326
Total capital	$65,952	$62,146

Tier I risk based capital ratio	12.3%	12.0%
Total risk based capital ratio	13.5%	13.2%
Tier I leverage ratio	8.5%	8.5%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	September 30, 2014	December 31, 2013

	(Dollars In Thousands)
Tier I, common stockholders' equity	$58,084	$53,515
Tier II, allowable portion of allowance for loan losses	5,614	5,326
Total capital	$63,698	$58,841

Tier I risk based capital ratio	11.9%	11.3%
Total risk based capital ratio	13.0%	12.5%
Tier I leverage ratio	8.2%	7.9%

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interest. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank and the Company on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2014, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of
Registrant’s Form 10-Q filed on May 14, 2010).
3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on August 19, 2014).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 10, 2014	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 10, 2014	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of
Registrant’s Form 10-Q filed on May 14, 2010).
3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on August 19, 2014).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.