Form 10-K
period 2014-12-31
Embassy Bancorp, Inc.
filed 2015-03-30
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end    December 31, 2014

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2014, the registrant’s most recently completed second fiscal quarter was $45,166,408.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 27, 2015	($1.00 Par Value)	7,366,874
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Other Services

To further attract and retain customer relationships, the Company provides or will provide the standard array of financial services expected of a community bank, which include the following:

Treasurer Checks	Remote Deposit Capture
Certified Checks	Mobile Banking
Gift Cards	Night Depository Services
Wire Transfers	Bond Coupon Redemptions
Savings Bond Redemptions	Bank by Mail
Credit/Debit Card Merchant Processing	Automated Teller Machines
Direct Deposit/ACH Services	On-Line Banking and Bill Pay
Cash Management Services	Commercial Credit Cards
Escrow Management Services Safe Deposit Boxes	ATM and Debit Cards

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

Employees

As of December 31, 2014, the Company had a total of 69 full-time equivalent employees.

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

Capital Adequacy

The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Under the risk-based capital requirements applicable to us is 2014, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8% (10% in order to be considered “well-capitalized”). Of such 8%, at least 4% (6% to be well-capitalized) is required to be Tier 1 capital, consisting principally of common shareholders’ equity, related surplus, retained earnings, qualifying perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangibles. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, qualifying preferred stock and a limited amount of the general loan loss allowance.

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

At December 31, 2014, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards.  See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

New Capital Rules

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-weighted assets requirement (from 4.0% to 6.0% of risk-weighted assets) and generally assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interest. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank and the Company on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The capital ratios to be considered “well capitalized” under the new capital rules are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.

As of December 31, 2014, management believes that the Bank would remain “well capitalized’ under the new rules.

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

At December 31, 2014, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for the Bank for 2014 was $0.01 for each $100 of DIF deposits.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity.  In addition, the FDIC decreased deposit insurance assessment rates, effective April 1, 2011.  The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for risk category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively.  The new rates and assessment base had a positive effect by lowering the FDIC insurance assessment rate paid by the Bank.  However, if the risk category of the Bank changes adversely, FDIC insurance premiums paid by the Bank could increase.

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

Trades in Company common stock made by certain brokerage firms are reported on the OTCQX Market Tier of the OTC Markets under the symbol “EMYB”. The following table reflects high and low bid prices for shares of the Company’s common stock for the periods indicated, based upon information derived from www.otcmarkets.com.

	2014		2013
	High	Low	High	Low
First Quarter	$8.20	$7.45	$6.50	$5.44
Second Quarter	$8.99	$7.84	$8.99	$6.06
Third Quarter	$9.00	$8.65	$7.00	$6.50
Fourth Quarter	$10.80	$8.82	$8.00	$6.75

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 27, 2015, there are approximately 1,035 owners of record of the common stock of the Company.

(c)On September 30, 2014, the Company paid $440,026, or $0.06 per share, in an annual cash dividend on its common stock.  On September 30, 2013, the Company paid $363,000, or $0.05 per share, in an annual cash dividend on its common stock.  As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company.  See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s Stock Option Plan and the Company’s Stock Incentive Plan, as of December 31, 2014:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	112,016	$ 7.14	361,019

(e)Sales of Securities.

None.

(f)Repurchase of Equity Securities.

None.

Item 6. Selected Financial Data.

Not required of a smaller reporting company.

Embassy Bancorp, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

OVERVIEW

The Company’s assets grew $48.3 million from $670.8 million at December 31, 2013 to $719.1 million at December 31, 2014. The Company’s deposits grew $42.7 million from $569.0 million at December 31, 2013 to $611.7 million at December 31, 2014. During the same period, loans receivable, net of the allowance for loan losses, increased $41.7 million to $605.0 million at December 31, 2014 from $563.3 million at December 31, 2013. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and continues to become more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans, although there can be no assurance of this.

The Company reported net income of $6.4 million for the year ended December 31, 2014 as compared to net income of $5.5 million for the year ended December 31, 2013, an increase of $882 thousand, or 16.0%.  Diluted earnings per share increased to $0.87 in 2014 from $0.76 in 2013.

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

2014 Compared to 2013

Total interest income for the year ended December 31, 2014 was $26.1 million, compared to $24.7 for the year ended December 31, 2013. Total interest expense for the year ended December 31, 2014 was $3.0 million, compared to $2.9 million for the year ended December 31, 2013. The increase in interest income is due to the growth in loan balances, offset by lower yields in this interest rate environment.  The slight increase in interest expense is due to the lower interest rate environment, as well as a shift in the composition of the Company’s deposits.  Net interest income increased 6.5% to $23.1 million for the year ended December 31, 2014 as compared to $21.7 million for the year ended December 31, 2013.

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

The Company’s net interest margin for the year ended December 31, 2014 was 3.50% compared to 3.57% for the year ended December 31, 2013. The decrease in the margin is due primarily to the reduced loan, deposit and investment yields associated with current market conditions, coupled with the significant growth in the loan and interest bearing deposit balances. During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012

	Average		Tax Equivalent	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

				(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$579,496	$23,708	4.09%	$530,174	$22,471	4.24%	$457,772	$21,602	4.72%
Loans - non-taxable (1)	8,353	230	4.17%	3,848	146	5.75%	3,828	149	5.90%
Investment securities - taxable (3)	45,675	753	1.65%	48,685	820	1.68%	58,030	1,211	2.09%
Investment securities - non-taxable (1) (3)	34,698	1,269	5.54%	33,357	1,168	5.30%	38,587	1,344	5.17%
Federal funds sold	955	2	0.22%	792	2	0.20%	1,337	2	0.15%
Time deposits	1,025	11	1.07%	3,487	34	0.98%	7,045	94	1.33%
Interest bearing deposits with banks	10,738	77	0.72%	7,142	25	0.35%	43,938	94	0.21%

TOTAL INTEREST EARNING ASSETS	680,940	26,050	3.94%	627,485	24,666	4.04%	610,537	24,496	4.15%

Less allowance for loan losses	(5,440)			(5,140)			(4,605)
Other assets	31,047			28,496			22,247

TOTAL ASSETS	$706,547			$650,841			$628,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$60,603	$32	0.05%	$57,651	$38	0.07%	$54,221	$66	0.12%
Savings	404,196	1,953	0.48%	384,407	1,816	0.47%	370,420	2,467	0.67%
Certificates of deposit	74,385	721	0.97%	56,787	563	0.99%	64,848	812	1.25%
Securities sold under agreements to repurchase and other borrowings	39,634	293	0.74%	43,341	523	1.21%	44,594	762	1.71%

TOTAL INTEREST BEARING LIABILITIES	578,818	2,999	0.52%	542,186	2,940	0.54%	534,083	4,107	0.77%

Non-interest bearing demand deposits	62,161			50,527			42,756
Other liabilities	4,695			3,693			6,844
Stockholders' equity	60,873			54,435			44,496

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$706,547			$650,841			$628,179

Net interest income		$23,051			$21,726			$20,389
Net interest spread			3.42%			3.50%			3.38%
Net interest margin			3.50%			3.57%			3.47%

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

	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$2,090	$(853)	$1,237	$3,417	$(2,548)	$869
Loans - non-taxable	171	(87)	84	1	(4)	(3)
Investment securities - taxable	(51)	(16)	(67)	(187)	(195)	(382)
Investment securities - non-taxable	47	54	101	(182)	6	(176)
Federal funds sold	-	-	-	(1)	-	-
Time deposits	(24)	1	(23)	(47)	(13)	(60)
Interest bearing deposits with banks	12	41	53	(81)	-	(81)
Total net change in income on
interest-earning assets	2,245	(860)	1,385	2,920	(2,754)	167

Interest-bearing liabilities:
Interest bearing demand deposits	2	(8)	(6)	4	(32)	(28)
Savings	93	44	137	93	(744)	(651)
Certificates of deposit	174	(16)	158	(101)	(148)	(249)
Total deposits	269	20	289	(4)	(924)	(928)
Securities sold under agreements to
repurchase and other borrowings	(45)	(185)	(230)	(21)	(218)	(239)
Total net change in expense on
interest-bearing liabilities	224	(165)	59	(25)	(1,142)	(1,167)
Change in net interest income	$2,021	$(695)	$1,326	$2,945	$(1,612)	$1,334

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

For the year ended December 31, 2014, the provision for loan losses was $250 thousand, compared to $992 thousand for the year ended December 31, 2013. The decrease in the provision for loan losses was primarily due to the volume of loan growth in 2014 over 2013, credit quality and significant recoveries made in 2014.  Loans grew $41.7 million in 2014 compared to $63.2 million in 2013.  The allowance for loan losses as of December 31, 2014 was $5.6 million, which represents 0.92% of outstanding loans, which is comparable to the $5.3 million as of December 31, 2013, representing 0.94% of outstanding loans. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate.

Embassy Bancorp, Inc.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily credit card processing fees, service fees on deposit and loan relationships and income from bank owned life insurance. Non-interest income also may include net gains and losses from the sale of available for sale securities. Total non-interest income was $2.4 million for the year ended December 31, 2014 compared to $2.3 million for the year ended December 31, 2013.  This increase in non-interest income is due to the decrease in impairment losses on other real estate owned from $260 thousand in 2013 to $9 thousand in 2014, offset by the decrease on the gain from sales of securities in 2013 of $337 thousand, compared to $33 thousand in 2014, as well as the decrease of the profit on sale of other real estate owned from $22 thousand in 2013 to $10 thousand in 2014. In 2014,  there was an increase in fees from credit card processing services in the amount of $73 thousand, or 5.4%, over 2013.  The Company also derived increased service fees in the amount of $79 thousand, or 13.6%, over 2013, due to the increase in the number of deposit accounts.  As the deposit customer account base grows and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2014 were $16.3 million, compared to $15.4 million for the year ended December 31, 2013.  At December 31, 2014, the Company had sixty-nine full-time equivalent employees compared to seventy-one full-time equivalent employees at December 31, 2013.  Advertising and promotion expenses increased $139 thousand, or 14%, due to enhanced advertising initiatives.  Other real estate owned expenses increased $137 thousand, or 180%, due primarily to site repairs of one property and the additional bank-owned properties acquired in 2014.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.5 million at December 31, 2014 compared to $2.1 million at December 31, 2013.  The effective rate on income taxes for the years ended December 31, 2014 and 2013 was consistent at 27.9%.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk securities or derivatives as of December 31, 2014.

Embassy Bancorp, Inc.

The Company’s securities portfolio was $77.2 million at December 31, 2014, a $5.9 million increase from securities of $71.3 million at December 31, 2013. The Company’s securities have increased primarily due to a combination of investment principal pay-downs, maturities and sales totaling $10.3 million, offset by purchases in the amount of $14.8 million and a $1.4 million increase in unrealized gains. The carrying value of the securities portfolio as of December 31, 2014 includes a net unrealized gain of $2.2 million, as compared to a net unrealized gain of $818 thousand as of December 31, 2013, which is recorded to accumulated other comprehensive income in stockholders’ equity. This decrease in the unrealized gain is due primarily to the changes in market conditions from 2013 to 2014.  No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2014,  2013 and 2012.

	2014	2013	2012

	(In Thousands)

U.S. Government agency obligations	$30,076	$27,005	$40,605
Municipal securities	38,624	32,900	38,952
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	7,501	9,362	9,017
Corporate bonds	996	2,021	3,283
Total Securities Available for Sale	$77,197	$71,288	$91,857

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2014.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Government agency
obligations	$2,024	2.56%	$28,052	0.98%	$-	-	$-	-	$30,076	1.08%
Municipal securities	1,590	4.58%	4,644	3.18%	13,677	4.47%	18,713	6.35%	38,624	5.23%
U.S. GSE - Mortgage-
backed securities-
residential	77	4.27%	6,522	4.23%	902	4.02%	-	-	7,501	3.18%
Corporate bonds	996	3.00%	-	-	-	-	-	-	996	3.00%
Total Debt Securities	$4,687	3.37%	$39,218	1.58%	$14,579	4.04%	$18,713	6.15%	$77,197	3.39%

Embassy Bancorp, Inc.

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2014,  2013,  2012,  2011 and 2010. All of the Company’s loans are to domestic borrowers.

	December 31, 2014		December 31, 2013		December 31, 2012
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$249,454	40.84%	$235,545	41.40%	$204,904	40.53%
Commercial construction	23,220	3.80%	21,109	3.71%	19,717	3.90%
Commercial	34,182	5.60%	28,017	4.92%	28,696	5.68%
Residential real estate	302,908	49.60%	283,421	49.82%	250,854	49.62%
Consumer	972	0.16%	846	0.15%	1,382	0.27%

Gross loans	610,736	100.00%	568,938	100.00%	505,553	100.00%
Unearned origination (fees) costs	(155)		(355)		(334)

	$610,581		$568,583		$505,219

	December 31, 2011		December 31, 2010
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$171,792	40.56%	$166,780	42.95%
Commercial construction	13,414	3.17%	15,701	4.04%
Commercial	26,879	6.35%	27,591	7.11%
Residential real estate	210,361	49.65%	176,141	45.37%
Consumer	1,140	0.27%	2,048	0.53%

Gross loans	423,586	100.00%	388,261	100.00%
Unearned origination (fees) costs	(245)		(96)

	$423,341		$388,165

Embassy Bancorp, Inc.

The following table shows the maturities of the commercial loan portfolio and the sensitivity of such loans to interest rate fluctuations at December 31, 2014.

	One year or Less	After One Year Through Five Years	After Five Years	Total

	(In Thousands)

Commercial real estate	$32,497	$171,419	$45,538	$249,454
Commercial construction	19,757	3,112	351	23,220
Commercial	15,183	10,715	8,284	34,182

	$67,437	$185,246	$54,173	$306,856

Fixed Rates	$26,449	$180,443	$50,327	$257,219
Variable Rates	40,988	4,803	3,846	49,637

	$67,437	$185,246	$54,173	$306,856

Credit Risk and Loan Quality

The allowance for loan losses increased $288 thousand to $5.6 million at December 31, 2014 from $5.3 million at December 31, 2013. At December 31, 2014 and December 31, 2013, the allowance for loan losses represented 0.92% and 0.94%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2014, aggregate balances on non-performing loans equaled $6.7 million compared to $10.4 million at December 31, 2013, representing 1.09% and 1.83% of total loans at December 31, 2014 and December 31, 2013, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings).  Troubled debt restructurings are considered non-performing loans. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection.  A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.

Embassy Bancorp, Inc.

As of December 31, 2014 the Company had six foreclosed assets, one in the amount of $532 thousand acquired in October 2010, one in the amount of $348 thousand acquired in August 2014, three acquired from one borrower in November 2014 in the amounts of $75 thousand, $62 thousand and $32 thousand and one acquired in December 2014 in the amount of $58 thousand.  Subsequent to December 31, 2014, the Company sold one property acquired in November 2014.  The details for the non-performing loans and assets are included in the following table:

	December 31,

	2014	2013	2012	2011	2010

	(Dollars In Thousands)

Non-accrual - commercial	$1,318	$1,824	$2,143	$1,869	$1,140
Non-accrual - consumer	366	481	301	-	381
Restructured, accruing interest	4,975	7,354	7,841	7,264	3,345
Loans past due 90 or more days, accruing interest	-	763	361	265	1,464
Total nonperforming loans	6,659	10,422	10,646	9,398	6,330
Foreclosed assets	1,106	659	3,038	3,388	3,069
Total nonperforming assets	$7,765	$11,081	$13,684	$12,786	$9,399
Nonperforming loans to total loans	1.09%	1.83%	2.11%	2.22%	1.63%
Nonperforming assets to total assets	1.08%	1.65%	2.13%	2.23%	1.83%

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.92% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2014, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2014, the Company had $8.1 million of impaired loans compared to $12.0 million at December 31, 2013.  Most of the Company’s impaired loans required no specific reserves due to adequate collateral.  As of December 31, 2014, the Company had impaired loans of $1.7 million requiring a specific reserve of $397 thousand.  As of December 31, 2013, the Company had impaired loans of $1.8 million requiring a specific reserve of $405 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2014	2013	2012	2011	2010

	(Dollars In Thousands)

Loans receivable at end of year	$610,581	$568,583	$505,219	$423,341	$388,165

Allowance for loan losses:
Balance, beginning	$5,326	$5,147	$4,215	$3,709	$3,598
Provision for loan losses	250	992	1,183	734	1,318
Loans charged off:
Commercial real estate	(10)	(530)	(231)	(137)	(645)
Commercial construction	(50)	(197)	-	-	-
Commercial	(38)	(13)	-	(50)	(474)
Residential real estate	(63)	(112)	(39)	(63)	(125)
Consumer	-	(5)	-	-	-
Total charged offs	(161)	(857)	(270)	(250)	(1,244)
Recoveries of loans previously charged-off:
Commercial real estate	-	13	1	2	28
Commercial construction	198	-	-	-	-
Commercial	1	3	-	4	9
Residential real estate	-	28	18	4	-
Consumer	-	-	-	12	-
Total recoveries	199	44	19	22	37
Net charged offs	38	(813)	(251)	(228)	(1,207)
Balance at end of year	$5,614	$5,326	$5,147	$4,215	$3,709

Allowance for loan losses to loans
receivable at end of year	0.92%	0.94%	1.02%	1.00%	0.96%

Embassy Bancorp, Inc.

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2014	% of Total Loans	December 2013	% of Total Loans	December 2012	% of Total Loans	December 2011	% of Total Loans	December 2010	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$1,704	40.84%	$1,791	41.40%	$2,007	40.53%	$1,264	40.56%	$1,014	42.95%
Commercial construction	401	3.80%	495	3.71%	660	3.90%	352	3.17%	443	4.04%
Commercial	407	5.60%	349	4.92%	394	6.71%	423	6.35%	325	7.11%
Residential real estate	1,955	49.60%	2,068	49.82%	1,677	48.59%	1,691	49.65%	1,309	45.37%
Consumer	22	0.16%	24	0.15%	33	0.27%	40	0.27%	35	0.53%
Unallocated	1,125		599		376		445		583

Total Allowance for Loan Losses	$5,614	100.00%	$5,326	100.00%	$5,147	100.00%	$4,215	100.00%	$3,709	100.00%

Deposits

As growth continues, the Company expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2014 were $611.7 million, an increase of $42.7 million, or 7.5%, over total deposits of $569.0 million as of December 31, 2013.  The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2014	December 31, 2013	December 31, 2012

	(In Thousands)
Demand, non-interest bearing	$68,467	$58,705	$51,741
Demand, NOW and money market, interest bearing	63,263	59,451	61,638
Savings	405,964	389,613	381,012
Time, $100 and over	42,122	26,488	23,409
Time, other	31,852	34,780	35,220

Total deposits	$611,668	$569,037	$553,020

Embassy Bancorp, Inc.

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits for the years ended December 31, 2014,  2013 and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$60,603	0.05%	$57,651	0.07%	$54,221	0.12%
Savings	404,196	0.48%	384,407	0.47%	370,420	0.67%
Certificates of deposit	74,385	0.97%	56,787	0.99%	64,848	1.25%
Total interest bearing deposits	539,184	0.52%	498,845	0.48%	489,489	0.69%
Non-interest bearing demand deposits	62,161		50,527		42,756
Total	$601,345		$549,372		$532,245

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more as of December 31, 2014:

December 31, 2014
(In Thousands)
3 months or less	$8,301
Over 3 through 6 months	6,199
Over 6 through 12 months	12,462
Over 12 months	15,160

Total	$42,122

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

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $353.0 million, of which $9 million was outstanding at December 31, 2014, all of which is short term. This borrowing capacity with the FHLB includes a line of credit of $25.0 million.  The Bank also has a $6.0 million line of credit with Atlantic Community Bankers Bank, of which none was outstanding at December 31, 2014. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the Atlantic Community Bankers Bank line are unsecured. The Company has two lines of credit with Univest Bank and Trust Co., totaling $10.0 million, of which

Embassy Bancorp, Inc.

$1.9 million was outstanding at December 31, 2014. These lines of credit are secured by 833,333 shares of Bank stock.

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

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the year ended December 31, 2014:

	2015	2016-2017	2018-2019	Thereafter	Total

	(In Thousands)
Time deposits	$45,424	$18,861	$9,689	$-	$73,974
Short-term borrowings	9,000	-	-	-	9,000
Long-term borrowings	1,900	-	-	-	1,900
Operating Leases	1,189	2,081	1,486	90	4,846

Total	$57,513	$20,942	$11,175	$90	$89,720

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2014 totaled $82.5 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

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

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2014, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2014	December 31, 2013

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$61,510	$56,820
Tier 2, allowable portion of allowance for loan losses	5,614	5,326

Total capital	$67,124	$62,146

Tier 1 risk based capital ratio	12.4%	12.0%
Total risk based capital ratio	13.5%	13.2%
Tier 1 leverage ratio	8.5%	8.5%

Note: Unrealized gains on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Under the risk-based capital requirements applicable to us in 2014, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8% (10% in order to be considered “well-capitalized”). Of such 8%, at least 4% (6% to be well-capitalized) is required to be Tier 1 capital, consisting principally of common shareholders’ equity, related surplus, retained earnings, qualifying perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangibles. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, qualifying preferred stock and a limited amount of the general loan loss allowance.

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

In July 2013, the FDIC and the Federal Reserve approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

Embassy Bancorp, Inc.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2014	December 31, 2013

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$59,868	$53,515
Tier 2, allowable portion of allowance for loan losses	5,614	5,326

Total capital	$65,482	$58,841

Tier 1 risk based capital ratio	12.0%	11.3%
Total risk based capital ratio	13.2%	12.5%
Tier 1 leverage ratio	8.2%	7.9%

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

Embassy Bancorp, Inc.

	0-3	4-12	1-3	4-5	Over 5
	Months	Months	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$1,611	$250	$-	$-	$-	$1,861
Investment securities	2,213	5,754	29,777	14,645	25,592	77,981
Loans, gross	116,923	109,508	186,972	87,467	109,711	610,581

Total interest-earning assets	120,747	115,512	216,749	102,112	135,303	690,423

Interest-bearing liabilities
NOW and money market accounts	63,263	-	-	-	-	63,263
Savings	402,353	3,611	-	-	-	405,964
Certificates of deposit	14,878	30,720	18,687	9,689	-	73,974
Other borrowed funds	9,000	1,900	-	-	-	10,900
Repurchase agreements
and federal funds purchased	30,304	-	-	-	-	30,304

Total interest-bearing liabilities	519,798	36,231	18,687	9,689	-	584,405

GAP	$(399,051)	$79,281	$198,062	$92,423	$135,303	$106,018

CUMULATIVE GAP	$(399,051)	$(319,770)	$(121,708)	$(29,285)	$106,018

GAP TO INTEREST EARNING
ASSETS	-57.80%	11.48%	28.69%	13.39%	19.60%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-57.80%	-46.32%	-17.63%	-4.24%	15.36%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2014. For income simulation purposes, NOW and savings accounts are repriced quarterly. The impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.5%
Down 200 basis points	-4.2%

Up 100 basis points	-1.8%
Up 200 basis points	-3.2%

Embassy Bancorp, Inc.

Return on Assets and Equity

For the year ended December 31, 2014, the return on average assets was 0.91% the return on average equity was 10.52% and the ratio of average shareholders’ equity to average total assets was 8.62%.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Embassy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and its subsidiary, Embassy Bank for the Lehigh Valley (collectively the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania
March 30, 2015

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2014	2013

	(In Thousands, Except Share Data)
Cash and due from banks	$14,779	$14,148
Interest bearing demand deposits with banks	611	2,683
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	16,390	17,831
Interest bearing time deposits	250	1,822
Securities available for sale	77,197	71,288
Restricted investment in bank stock	784	2,157
Loans receivable, net of allowance for loan losses of $5,614 in 2014; $5,326 in 2013	604,967	563,257
Premises and equipment, net of accumulated depreciation	1,515	1,882
Bank owned life insurance	11,938	7,630
Accrued interest receivable	1,599	1,533
Other real estate owned	1,106	659
Other assets	3,348	2,776
Total Assets	$719,094	$670,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$68,467	$58,705
Interest bearing	543,201	510,332
Total Deposits	611,668	569,037
Securities sold under agreements to repurchase	30,304	30,418
Short-term borrowings	9,000	10,000
Long-term borrowings	1,900	3,900
Accrued interest payable	349	235
Other liabilities	4,541	3,190
Total Liabilities	657,762	616,780
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2014 issued 7,357,752 shares; outstanding 7,357,752 shares;
2013 issued 7,323,555 shares; outstanding 7,323,555 shares	7,358	7,324
Surplus	24,024	23,671
Retained earnings	28,485	22,520
Accumulated other comprehensive income	1,465	540
Total Stockholders' Equity	61,332	54,055
Total Liabilities and Stockholders' Equity	$719,094	$670,835

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2014	2013

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans receivable, including fees	$23,938	22,617
Securities, taxable	753	820
Securities, non-taxable	1,269	1,168
Federal funds sold, and other	79	26
Interest on time deposits	11	34
Total Interest Income	26,050	24,665
INTEREST EXPENSE
Deposits	2,706	2,417
Securities sold under agreements to repurchase	17	17
Short-term borrowings	18	14
Long-term borrowings	258	492
Total Interest Expense	2,999	2,940
Net Interest Income	23,051	21,725
PROVISION FOR LOAN LOSSES	250	992
Net Interest Income after Provision for Loan Losses	22,801	20,733
OTHER INCOME
Credit card processing fees	1,421	1,348
Other service fees	662	583
Bank owned life insurance	308	258
Gain on sale of securities, net	33	337
Profit on sale of other real estate owned	10	22
Impairment on other real estate owned	(9)	(260)
Total Other Income	2,425	2,288
OTHER EXPENSES
Salaries and employee benefits	7,134	6,736
Occupancy and equipment	2,460	2,379
Data processing	1,319	1,210
Credit card processing	1,294	1,209
Advertising and promotion	1,101	962
Professional fees	509	489
FDIC insurance	397	421
Insurance	54	54
Loan & real estate	270	255
Charitable contributions	585	532
Other real estate owned expenses	213	76
Other	1,006	1,034
Total Other Expenses	16,342	15,357

Income before Income Taxes	8,884	7,664
INCOME TAX EXPENSE	2,479	2,141
Net Income	$6,405	$5,523

BASIC EARNINGS PER SHARE	$0.87	$0.76

DILUTED EARNINGS PER SHARE	$0.87	$0.76

DIVIDENDS PER SHARE	$0.06	$0.05

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014		2013

	(In Thousands)

Net Income		$6,405		$5,523
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on securities available for sale	1,434		(2,302)
Less: reclassification adjustment for realized gains	(33)		(337)
	1,401		(2,639)
Income tax effect	(476)		897
Net unrealized gain (loss)	925		(1,742)
Other comprehensive gain (loss), net of tax		925		(1,742)
Comprehensive Income		$7,330		$3,781

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014 and 2013

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2012	$7,239	$23,146	$17,360	$2,282	$50,027
Net income	-	-	5,523	-	5,523
Other comprehensive loss	-	-	-	(1,742)	(1,742)
Dividend declared, $.05 per share	-	-	(363)	-	(363)
Exercise of stock options, 43,617 shares,	44	236	-	-	280
Tax benefit of stock options exercised	-	4	-	-	4
Stock tendered for funding exercise of					-
stock options, 22,549 shares	(23)	(146)	-	-	(169)
Compensation expense recognized on stock options	-	61	-	-	61
Common stock grants to directors, 8,764 shares	9	53	-	-	62
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 54,900 shares	55	317	-	-	372

BALANCE - DECEMBER 31, 2013	$7,324	$23,671	$22,520	$540	$54,055

BALANCE - DECEMBER 31, 2013	$7,324	$23,671	$22,520	$540	$54,055
Net income	-	-	6,405	-	6,405
Other comprehensive income	-	-	-	925	925
Dividend declared, $.06 per share	-	-	(440)	-	(440)
Exercise of stock options, 33,874 shares	34	305	-	-	339
Tax benefit of stock options exercised	-	1	-	-	1
Stock tendered for funding exercise of
stock options, 24,592 shares	(25)	(232)	-	-	(257)
Compensation expense recognized on stock options	-	98	-	-	98
Common stock grants to directors, 10,209 shares	10	66	-	-	76
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 14,706 shares	15	115	-	-	130
BALANCE - DECEMBER 31, 2014	$7,358	$24,024	$28,485	$1,465	$61,332

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,405	$5,523
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	992
Amortization (accretion) of deferred loan costs	12	(78)
Depreciation and amortization	643	612
Net amortization of investment security premiums and discounts	161	285
Stock compensation expense	98	61
Loss (gain) on sale of other real estate owned	4	(22)
Impairment on other real estate owned	9	260
Income on bank owned life insurance	(308)	(258)
Deferred income taxes	(460)	(456)
Net realized gain on sale of securities available for sale	(33)	(337)
(Increase) decrease in accrued interest receivable	(66)	45
(Increase) decrease in other assets	(588)	631
Increase (decrease) in accrued interest payable	114	(92)
Increase in other liabilities	1,438	557
Net Cash Provided by Operating Activities	7,679	7,723
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(14,801)	(11,390)
Maturities, calls and principal repayments of securities available for sale	9,637	23,588
Proceeds from sales of securities available for sale	528	5,784
Net increase in loans	(42,489)	(61,860)
Net redemption (purchases) of restricted investment in bank stock	1,373	(703)
Net maturities of interest bearing time deposits	1,572	4,123
Purchase of bank owned life insurance	(4,000)	(2,396)
Proceeds from sale of other real estate owned	46	-
Purchases of premises and equipment	(276)	(399)
Net Cash Used in Investing Activities	(48,410)	(43,253)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,631	16,017
Net (decrease) increase in securities sold under agreements to repurchase	(114)	5,966
(Decrease) increase in short-term borrowed funds	(1,000)	10,000
Payment of long-term borrowed funds	(2,000)	(8,686)
Exercise of stock options, net payment for stock tendered	82	112
Proceeds from Dividend Reinvestment Plan	130	371
Tax benefit of stock options exercised	1	4
Dividends paid	(440)	(363)
Net Cash Provided by Financing Activities	39,290	23,421
Net Decrease in Cash and Cash Equivalents	(1,441)	(12,109)
CASH AND CASH EQUIVALENTS - BEGINNING	17,831	29,940
CASH AND CASH EQUIVALENTS - ENDING	$16,390	$17,831

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,885	$3,032

Income taxes paid	$2,880	$2,725

Other real estate sold through bank financing	$57	$2,381

Deferral of gain from sale of other real estate sold through bank financing	$74	$(97)

Other real estate acquired in settlement of loans	$574	$142

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

Embassy Bancorp, Inc.

Other than temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2014 and 2013.

Restricted Investments in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock, and any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  During 2014 and 2013 the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.  Dividend payments of $57 thousand and $12 thousand were received during the years ended December 31, 2014 and 2013, respectively.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2014.

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

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position.  Residential mortgages and home equity loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio.  Residential mortgages may have amortizations up to 30 years and home equity loans may have maturities up to 25 years.  Other consumer loans include installment loans, car loans, and overdraft lines of credit.  Some of these loans may be unsecured.

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

	2014	2013

	(Dollars In Thousands, Except Per Share Data)

Net income	$6,405	$5,523

Weighted average shares outstanding	7,337,176	7,261,293
Dilutive effect of potential common
shares, stock options	26,985	8,710
Diluted weighted average common
shares outstanding	7,364,161	7,270,003
Basic earnings per share	$0.87	$0.76
Diluted earnings per share	$0.87	$0.76

There were no stock options not considered in computing diluted earnings per common share for the year ended December 31, 2014, as compared to stock options of 149,692 not considered in computing diluted earnings per common share for the year ended December 31, 2013, because they are not dilutive to earnings.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2014 and 2013 were $125 thousand and $123 thousand, respectively.

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

Subsequent Events

The Company follows ASC Topic 855 Subsequent Events.  This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014 through the date these financial statements were available for issuance for items that should potentially be recognized or disclosed in these financial statements.

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

Embassy Bancorp, Inc.

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

Reclassification

Certain amounts in the 2013 financial statements may have been reclassified to conform to 2014 presentation. These reclassifications had no effect on 2013 net income.

Embassy Bancorp, Inc.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2014 :
U.S. Government agency obligations	$30,192	$46	$(162)	$30,076
Municipal bonds	36,618	2,023	(17)	38,624
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	7,168	333	-	7,501
Corporate bonds	1,000	-	(4)	996
Total	$74,978	$2,402	$(183)	$77,197

December 31, 2013 :
U.S. Government agency obligations	$27,191	$118	$(304)	$27,005
Municipal bonds	32,220	902	(222)	32,900
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	9,062	300	-	9,362
Corporate bonds	1,997	24	-	2,021
Total	$70,470	$1,344	$(526)	$71,288

The amortized cost and fair value of securities as of December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$4,563	$4,610
Due after one year through five years	32,779	32,696
Due after five years through ten years	12,933	13,677
Due after ten years	17,535	18,713
	67,810	69,696
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	7,168	7,501
	$74,978	$77,197

Gross gains of $33 thousand and  $337 thousand were realized on sales of securities for the years ended December 31, 2014 and December 31, 2013, respectively. There were no gross losses in 2014 or 2013 on the sale of securities.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014 :	(In Thousands)
U.S. Government agency obligations	$11,074	$(44)	$9,959	$(118)	$21,033	$(162)
Municipal bonds	2,987	(17)	-	-	2,987	(17)
Corporate Bonds	996	(4)	-	-	996	(4)
Total Temporarily Impaired Securities	$15,057	$(65)	$9,959	$(118)	$25,016	$(183)

December 31, 2013 :
U.S. Government agency obligations	$16,895	$(304)	$-	$-	$16,895	$(304)
Municipal bonds	7,441	(222)	-	-	7,441	(222)
Total Temporarily Impaired Securities	$24,336	$(526)	$-	$-	$24,336	$(526)

The Company had sixteen  (16) securities in an unrealized loss position at December 31, 2014.  Unrealized losses are due only to market rate fluctuations. As of December 31, 2014, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Securities with a carrying value of $62.7 million and $43.6 million at December 31, 2014 and December 31, 2013, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 3 – Loans Receivable

The following table presents the composition of loans receivable at December 31, 2014 and 2013 respectively:

	2014	2013

	(In Thousands)

Commercial real estate	$249,454	$235,545
Commercial construction	23,220	21,109
Commercial	34,182	28,017
Residential real estate	302,908	283,421
Consumer	972	846

Total Loans	610,736	568,938

Unearned net loan origination fees	(155)	(355)
Allowance for Loan Losses	(5,614)	(5,326)

	$604,967	$563,257

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Allowance for loan losses:	(In Thousands)
Balance, beginning	$5,326	$5,147
Provision for loan losses	250	992
Loans charged off	(161)	(857)
Recoveries	199	44
Balance at end of year	$5,614	$5,326

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2014 and December 31, 2013, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2014	(In Thousands)
Commercial real estate	$244,805	$1,989	$2,660	$-	$249,454
Commercial construction	21,844	-	1,376	-	23,220
Commercial	33,672	510	-	-	34,182
Residential real estate	302,533	154	221	-	302,908
Consumer	972	-	-	-	972
Total	$603,826	$2,653	$4,257	$-	$610,736

December 31, 2013
Commercial real estate	$229,987	$703	$4,794	$61	$235,545
Commercial construction	18,091	902	2,116	-	21,109
Commercial	27,499	480	38	-	28,017
Residential real estate	282,296	644	481	-	283,421
Consumer	846	-	-	-	846
Total	$558,719	$2,729	$7,429	$61	$568,938

Embassy Bancorp, Inc.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2014 and 2013, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014	(In Thousands)
With no related allowance recorded:
Commercial real estate	$4,649	$4,984		$5,729	$172
Commercial construction	1,376	1,376		2,197	78
Commercial	4	4		48	1
Residential real estate	413	431		488	8
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$555	$555	$76	$575	$108
Commercial construction	-	-	-	-	-
Commercial	326	326	119	229	9
Residential real estate	858	858	202	925	15
Consumer	-	-	-	-	-
Total:
Commercial real estate	$5,204	$5,539	$76	$6,304	$280
Commercial construction	1,376	1,376	-	2,197	78
Commercial	330	330	119	277	10
Residential real estate	1,271	1,289	202	1,413	23
Consumer	-	-	-	-	-
	$8,181	$8,534	$397	$10,191	$391
December 31, 2013
With no related allowance recorded:
Commercial real estate	$6,383	$6,737		$6,321	$302
Commercial construction	3,017	3,215		2,992	106
Commercial	171	170		241	8
Residential real estate	618	656		465	26
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$623	$623	$82	$881	$114
Commercial construction	-	-	-	325	-
Commercial	38	38	1	15	2
Residential real estate	1,113	1,113	322	985	37
Consumer	-	-	-	-	-
Total:
Commercial real estate	$7,006	$7,360	$82	$7,202	$416
Commercial construction	3,017	3,215	-	3,317	106
Commercial	209	208	1	256	10
Residential real estate	1,731	1,769	322	1,450	63
Consumer	-	-	-	-	-
	$11,963	$12,552	$405	$12,225	$595

Embassy Bancorp, Inc.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2014 and 2013, respectively:

	2014	2013

	(In Thousands)
Commercial real estate	$1,251	$1,635
Commercial construction	-	-
Commercial	66	189
Residential real estate	366	481
Consumer	-	-
Total	$1,683	$2,305

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2014 and 2013, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

December 31, 2014	(In Thousands)
Commercial real estate	$1,018	$182	$937	$2,137	$247,317	$249,454	$-
Commercial construction	1,061	-	-	1,061	22,159	23,220	-
Commercial	-	-	66	66	34,116	34,182	-
Residential real estate	540	154	366	1,060	301,848	302,908	-
Consumer	25	-	-	25	947	972	-
Total	$2,644	$336	$1,369	$4,349	$606,387	$610,736	$-

December 31, 2013
Commercial real estate	$776	$415	$2,049	$3,240	$232,305	$235,545	$763
Commercial construction	-	2,622	-	2,622	18,487	21,109	-
Commercial	-	-	189	189	27,828	28,017	-
Residential real estate	-	-	481	481	282,940	283,421	-
Consumer	-	-	-	-	846	846	-
Total	$776	$3,037	$2,719	$6,532	$562,406	$568,938	$763

Embassy Bancorp, Inc.

The following table summarizes information in regards to the allowance for loan losses as of December 31, 2014 and 2013, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Year Ending December 31, 2014
Beginning Balance - December 31, 2013	$1,791	$495	$349	$2,068	$24	$599	$5,326
Charge-offs	(10)	(50)	(38)	(63)	-	-	(161)
Recoveries	-	198	1	-	-	-	199
Provisions	(77)	(242)	95	(50)	(2)	526	250
Ending Balance - December 31, 2014	$1,704	$401	$407	$1,955	$22	$1,125	$5,614

Year Ending December 31, 2013
Beginning Balance - December 31, 2012	$2,007	$660	$394	$1,677	$33	$376	$5,147
Charge-offs	(530)	(197)	(13)	(112)	(5)	-	(857)
Recoveries	13	-	3	28	-	-	44
Provisions	301	32	(35)	475	(4)	223	992
Ending Balance - December 31, 2013	$1,791	$495	$349	$2,068	$24	$599	$5,326

Embassy Bancorp, Inc.

The following tables represent the allocation of the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2014 and December 31, 2013:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2014
Allowance for Loan Losses
Ending Balance	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Ending balance: individually evaluated for impairment	$76	$-	$119	$202	$-	$-	$397
Ending balance: collectively evaluated for impairment	$1,628	$401	$288	$1,753	$22	$1,125	$5,217

Loans receivables:
Ending balance	$249,454	$23,220	$34,182	$302,908	$972		$610,736
Ending balance: individually evaluated for impairment	$5,204	$1,376	$330	$1,271	$-		$8,181
Ending balance: collectively evaluated for impairment	$244,250	$21,844	$33,852	$301,637	$972		$602,555

December 31, 2013
Allowance for Loan Losses
Ending Balance	$1,791	$495	$349	$2,068	$24	$599	$5,326
Ending balance: individually evaluated for impairment	$82	$-	$1	$322	$-	$-	$405
Ending balance: collectively evaluated for impairment	$1,709	$495	$348	$1,746	$24	$599	$4,921

Loans receivables:
Ending balance	$235,545	$21,109	$28,017	$283,421	$846		$568,938
Ending balance: individually evaluated for impairment	$7,006	$3,017	$209	$1,731	$-		$11,963
Ending balance: collectively evaluated for impairment	$228,539	$18,092	$27,808	$281,690	$846		$556,975

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

The following table presents TDRs outstanding:

	December 31, 2014
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,401	$314	$3,715
Commercial construction	260	-	260
Commercial	264	-	264
Residential real estate	1,050	-	1,050
Consumer	-	-	-
	$4,975	$314	$5,289

The following table presents newly restructured loans that occurred during the years ended December 31, 2014 and 2013:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

Year Ending December 31, 2014
Commercial	1	$262	$260
	1	$262	$260
Year Ending December 31, 2013
Residential real estate	3	$344	$344

	3	$344	$344

Of the TDRs described above, one loan required an impairment reserve of $53 thousand, which was recorded in the allowance for loan losses for the twelve months ended December 31, 2014, and one loan required an impairment reserve of $30 thousand recorded in the allowance for loan losses for the twelve months ended December 31, 2013.  As of the years ended December 31, 2014 and 2013,  no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the twelve months ended December 31, 2014.

Embassy Bancorp, Inc.

Note 5 - Bank Premises and Equipment

The components of premises and equipment at December 31, 2014 and 2013 are as follows:

	2014	2013

	(In Thousands)

Furniture, fixtures and equipment	$2,499	$2,480
Leasehold improvements	2,225	2,125
Computer equipment and data processing software	1,756	1,529
Automobiles	166	166
Construction in progress	-	70

	6,646	6,370
Accumulated depreciation	(5,131)	(4,488)

	$1,515	$1,882

Note 6 – Deposits

The components of deposits at December 31, 2014 and 2013 are as follows:

	December 31,	December 31,
	2014	2013

	(In Thousands)

Demand, non-interest bearing	$68,467	$58,705
Demand, NOW and money market, interest bearing	63,263	59,451
Savings	405,964	389,613
Time, $100 and over	42,122	26,488
Time, other	31,852	34,780
Total deposits	$611,668	$569,037

At December 31, 2014, the scheduled maturities of time deposits are as follows (in thousands):

2015	$45,424
2016	12,324
2017	6,537
2018	2,154
2019	7,535

$73,974

Time deposits with individual balances equal to or greater than $250,000 (FDIC insurance limit) at December 31, 2014 and 2013 totaled $18.3 million and $7.1 million, respectively.

Embassy Bancorp, Inc.

Note 7 - Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within a few days from the transaction date and are reflected at the amount of cash received in connection with the transaction. The securities are retained under the Company’s control at its safekeeping agent. The Company adjusts collateral based on the fair value of the underlying securities, on a monthly basis. Information concerning securities sold under agreements to repurchase for the years ended December 31, 2014 and 2013 is summarized as follows:

	2014	2013

	(Dollars In Thousands)

Balance outstanding at December 31	$30,304	$30,418
Weighted average interest rate at the end of the year	0.065%	0.057%
Average daily balance during the year	$30,597	$29,687
Weighted average interest rate during the year	0.056%	0.057%
Maximum month-end balance during the year	$31,923	$33,982

Note 8 – Short-term and Long-term Borrowings

The Bank has borrowing capacity with the FHLB of Pittsburgh of approximately $353.0 million, of which $9 million was outstanding at December 31, 2014,  at an interest rate of 0.29%,  all of which were short term. This borrowing capacity with the FHLB includes a line of credit of $25.0 million.  The Bank also has a $6.0 million line of credit with ACBB, of which none was outstanding at December 31, 2014 and 2013, respectively. Advances from the Federal Home Loan Bank line are secured by qualifying assets of the Bank and advances from the ACBB line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co., totaling $10.0 million, of which $1.9 million and $3.9 million was outstanding at December 31, 2014 and 2013, respectively. These lines of credit are secured by 833,333 shares of Bank stock, subordinate to all senior indebtedness of the Company.

There were no long-term borrowings with the FHLB at December 31, 2014 and 2013, respectively.

The components of long-term borrowings with Univest at December 31, 2014 and 2013 are as follows:

	2014		2013

	(Dollars in Thousands)

Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
November 2015	7.50%	$1,900	7.50%	$3,900

Embassy Bancorp, Inc.

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

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows:

	Related Parties	Third Parties	Total

	(In Thousands)

2015	410	778	1,189
2016	403	795	1,198
2017	62	821	883
2018	-	842	842
2019	-	644	644
Thereafter	-	90	90

	$875	$3,970	$4,846

Total rent expense was $1.2 million for the years ended December 31, 2014 and 2013. Rent expense to related parties was $403 thousand and $405 thousand for the years ended December 31, 2014 and 2013, respectively.

Note 10 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Executive Vice President of Commercial Lending.

The Company has a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death or disability.  As of December 31, 2014 and 2013,  respectively, other liabilities include $3.0 million and $2.2 million, respectively, accrued under these plans.  For the years ended December 31, 2014 and 2013, $808 thousand and $600 thousand, respectively, were expensed under these plans.

Embassy Bancorp, Inc.

Note 11 - Stock Incentive Plan

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

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.  In January 2015 and 2014, February 2013 and 2012, the Company granted 9,122,  10,209,  8,764, and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2014, 2013, 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2014, 2013, 2012 and 2011, in the amounts of $158 thousand, $150 thousand, $120 thousand and $120 thousand, respectively.  In January 2014, February 2013 and 2012, the Company also granted stock options to purchase 29,663,  29,742 and 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements.  Stock compensation expense related to these options was $98 thousand and $61 thousand for the year ended December 31, 2014 and 2013, respectively.  At December 21, 2014, approximately $73 thousand unrecognized cost to these stock options granted in 2014, 2013 and 2012 will be recognized over the next 2.05, 1.15 and 0.15 years, respectively.   The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 2.30,  1.34% and 1.43%, respectively, expected life of 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%,  28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46,  $2.14 per share and $2.56 per share, respectively.  At December 31, 2014, there were 351,897 shares available for issuance under the SIP.

Embassy Bancorp, Inc.

Activities under these plans, related to stock options, are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2012	175,712	$7.96
Granted	29,742	7.00
Exercised	(43,617)	6.40
Forfeited	(12,145)	6.40

Outstanding, December 31, 2013	149,692	$8.35
Granted	29,663	7.51
Exercised	(33,874)	10.00
Forfeited	(33,465)	10.00

Outstanding, December 31, 2014	112,016	$7.14

Exercisable, December 31, 2014	44,989	$7.00

Stock options outstanding at December 31, 2014 are exercisable at prices ranging from  $7.00 to $10.00 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2014 is 6.91 and 6.36 years, respectively. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2013  was 4.56 years and 2.24 years, respectively. At December 31, 2014, the aggregate intrinsic value of options outstanding and exercisable was $157 thousand.  The intrinsic value was determined by using the latest known sales price of the Company’s common stock. For the years ending December 31, 2014 and 2013, the aggregate intrinsic value of options exercised was $328 thousand and  $313 thousand, respectively.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2014:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.33 to $7.39	$7.00	82,353	6.50	44,989
$7.39 to $8.44	$7.51	29,663	8.05	-

		112,016	6.91	44,989

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Year Ended December 31,
	2014			2013

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$1,434	$(484)	$950	$(2,302)	$783	$(1,519)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(33)	8	(25)	(337)	114	(223)
Total other comprehensive income (loss)	$1,401	$(476)	$925	$(2,639)	$897	$(1,742)

(A) Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale, net of tax, is as follows:

	Year Ended
	December 31,
	2014	2013

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(33)	$(337)
Income taxes	8	114
Net of tax	$(25)	$(223)

Embassy Bancorp, Inc.

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale
Year Ended December 31, 2014 and 2013
Balance January 1, 2014	$540
Other comprehensive income before reclassifications	950
Amounts reclassified from accumulated other comprehensive income	(25)
Net other comprehensive income during the period	925
Balance December 31, 2014	$1,465

Balance January 1, 2013	$2,282
Other comprehensive loss before reclassifications	(2,639)
Amounts reclassified from accumulated other comprehensive income	897
Net other comprehensive loss during the period	(1,742)
Balance December 31, 2013	$540

Note 13 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

	(In Thousands)

Current	$2,939	$2,597
Deferred	(460)	(456)

	$2,479	$2,141

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statement of income for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

	(In Thousands)

Federal income tax at statutory rate	$3,021	$2,606
Tax free interest	(510)	(437)
Other	(32)	(28)

	$2,479	$2,141

Embassy Bancorp, Inc.

The Company follows guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes. The Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2014 and 2013,  the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company is subject to U.S. federal income tax. Neither the Company nor the Bank is subject to examination by U.S. Federal taxing authorities for years before 2011.

The components of the net deferred tax asset at December 31, 2014 and 2013 are as follows:

	2014	2013

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,909	$1,765
Accrued SERP	1,031	757
Other	502	368
	-
Total Deferred Tax Assets	3,442	2,890

Deferred tax liabilities:
Premises and equipment	-	44
Prepaid assets	303	245
Deferred loan costs	373	295
Unrealized gain on securities available for sale	754	278

Total Deferred Tax Liabilities	$1,430	$862

Net Deferred Tax Asset	$2,012	$2,028

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

Related parties were indebted to the Company for loans totaling $3.3 million and $2.9 million at December 31, 2014 and 2013, respectively.  During 2014, loans totaling $1.9 million were disbursed and loan repayments totaled $1.8 million.

Fees paid to related parties for legal services for the years ended December 31, 2014 and 2013 were approximately $84 thousand and $58 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as described in Note 9.

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

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2014	2013

	(In Thousands)

Commitments to grant loans, fixed	$5,696	$6,195
Commitments to grant loans, variable	200	2,324
Unfunded commitments under lines of credit, fixed	14,921	14,152
Unfunded commitments under lines of credit, variable	57,310	57,481
Standby letters of credit	4,417	4,748

	$82,544	$84,900

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2014 and 2013 was $4.4 million and $4.7 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.1 million and $4.2 million, respectively. The current amount of the liability as of December 31, 2014 and 2013 for guarantees under standby letters of credit issued is not considered material.

Note 16 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2014,  the Company had a $3.4 million minimum reserve balance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Embassy Bancorp, Inc.

The Bank’s actual capital amounts and ratios at December 31, 2014 and 2013 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2014:
Total capital (to risk-weighted assets)	$67,124	13.5%	$	≥	39,849	≥	8.0%	$	≥	49,811	≥	10.0%
Tier 1 capital (to risk-weighted assets)	61,510	12.4		≥	19,925	≥	4.0		≥	29,887	≥	6.0
Tier 1 capital (to average assets)	61,510	8.5		≥	28,846	≥	4.0		≥	36,057	≥	5.0

December 31, 2013:
Total capital (to risk-weighted assets)	$62,146	13.2%	$	≥	37,748	≥	8.0%	$	≥	47,185	≥	10.0%
Tier 1 capital (to risk-weighted assets)	56,820	12.0		≥	18,874	≥	4.0		≥	28,311	≥	6.0
Tier 1 capital (to average assets)	56,820	8.5		≥	26,736	≥	4.0		≥	33,420	≥	5.0

The Company’s actual capital amounts and ratios at December 31, 2014 and 2013 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2014:
Total capital (to risk-weighted assets)	$65,482	13.2%	$	≥	39,851	≥	8.0%
Tier 1 capital (to risk-weighted assets)	59,868	12.0		≥	19,926	≥	4.0
Tier 1 capital (to average assets)	59,868	8.2		≥	29,092	≥	4.0

December 31, 2013:
Total capital (to risk-weighted assets)	$58,841	12.5%	$	≥	37,526	≥	8.0%
Tier 1 capital (to risk-weighted assets)	53,515	11.3		≥	18,763	≥	4.0
Tier 1 capital (to average assets)	53,515	7.9		≥	26,943	≥	4.0

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2014 and December 31, 2013:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2014
Repurchase Agreements:
Corporate Institutions	$30,304	$-	$30,304	$(30,304)	$-	$-

December 31, 2013
Repurchase Agreements:
Corporate Institutions	$30,418	$-	$30,418	$(30,418)	$-	$-

As of December 31, 2014 and December 31, 2013, the fair value of securities pledged was $34.5 million and $34.3 million, respectively.

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2014 and 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$30,076	$-	$30,076
Municipal bonds	-	38,624	-	38,624
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	7,501	-	7,501
Corporate bonds	-	996	-	996
December 31, 2014 Securities available for sale	$-	$77,197	$-	$77,197

U.S. Government agency obligations	$-	$27,005	$-	$27,005
Municipal bonds	-	32,900	-	32,900
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	9,362	-	9,362
Corporate bonds	-	2,021	-	2,021
December 31, 2013 Securities available for sale	$-	$71,288	$-	$71,288

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2014 Impaired loans (1)	$-	$-	$863	$863
December 31, 2014 Impaired loans (2)	$-	$-	$479	$479
December 31, 2014 Other real estate owned (1)	$-	$-	$1,106	$1,106
December 31, 2013 Impaired loans (1)	$-	$-	$870	$870
December 31, 2013 Impaired loans (2)	$-	$-	$499	$499
December 31, 2013 Other real estate owned (1)	$-	$-	$659	$659

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

At December 31, 2014, of the impaired loans having an aggregate balance of $8.1 million, $6.4 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.7 million in impaired loans, an aggregate valuation allowance of $397 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
December 31, 2014:
Impaired loans	$863	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-17.6%)
			Liquidation expenses (3)	0 to -8.5% (-8.2%)

Impaired loans	$479	Discounted Cash Flows (5)

Other real estate owned	$1,106	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.
(5)	Fair value is determined using the debt service of the borrower.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2014 and December 31, 2013:

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

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2014 and 2013:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
December 31, 2014:
Financial assets:
Cash and cash equivalents	$16,390	$16,390	$16,390	$-	$-
Interest bearing time deposits	250	251	-	251	-
Securities available-for-sale	77,197	77,197	-	77,197	-
Loans receivable, net of allowance	604,697	611,256	-	-	611,256
Restricted investments in bank stock	784	784	-	784	-
Accrued interest receivable	1,599	1,599	-	1,599	-
Financial liabilities:
Deposits	611,668	611,975	-	611,975	-
Securities sold under agreements to
repurchase and federal funds purchased	30,304	30,302	-	30,302	-
Short-term borrowings	9,000	9,000	-	9,000	-
Long-term borrowings	1,900	1,877	-	-	1,877
Accrued interest payable	349	349	-	349	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$17,831	$17,831	$17,831	$-	$-
Interest bearing time deposits	1,822	1,830	-	1,830	-
Securities available-for-sale	71,288	71,288	-	71,288	-
Loans receivable, net of allowance	563,257	563,444	-	-	563,444
Restricted investments in bank stock	2,157	2,157	-	2,157	-
Accrued interest receivable	1,533	1,533	-	1,533	-
Financial liabilities:
Deposits	569,037	569,400	-	569,400	-
Securities sold under agreements to
repurchase and federal funds purchased	30,418	30,415	-	30,415	-
Short-term borrowings	10,000	10,000		10,000
Long-term borrowings	3,900	3,797	-	-	3,797
Accrued interest payable	235	235	-	235	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Note 19 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	As of December 31,
	2014	2013
	(In Thousands)
ASSETS

Cash	$410	$749
Other assets	26	16
Investment in subsidiary	62,972	57,359
Total Assets	$63,408	$58,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$1,900	$3,900
Other liabilities	178	169
Stockholders’ equity	61,330	54,055
Total Liabilities and Stockholders’ Equity	$63,408	$58,124

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2014	2013
	(In Thousands)

Interest expense on borrowings	$(258)	$(334)
Other expenses	(291)	(313)
Equity in net income of banking subsidiary	6,776	5,958
Income before income taxes	6,227	5,311
Income tax benefit	178	212
Net income	$6,405	$5,523

Equity in other comprehensive loss of banking subsidiary	(1,742)	(1,742)
Comprehensive income	$4,663	$3,781

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2014	2013
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$6,405	$5,523
Adjustments to reconcile net income to net cash provided
by operating activities:
Net change in other assets and liabilities	(1)	94
Equity in net income of banking subsidiary	(6,776)	(5,958)
Net Cash Used in Operating Activities	(372)	(341)

Cash Flows from Investing Activities:
Dividend from banking subsidiary	2,185	1,250
Net Cash Provided by Investing Activities	2,185	1,250

Cash Flows from Financing Activities:
Repayment of long-term borrowings	(2,000)	(800)
Exercise of stock options, net of payment stock tendered
and proceeds from DRIP	288	483
Dividends Paid	(440)	(363)

Net Cash Used in Financing Activities	(2,152)	(680)
Net (Decrease) Increase in Cash	(339)	229
Cash – Beginning	749	520

Cash - Ending	$410	$749

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

    (a)  Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2014, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

    (b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control- Integrated Framework (updated 2013 framework version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

None.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2015 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2015 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2015 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2015 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2015 annual meeting of shareholders.

Embassy Bancorp, Inc.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed on August 19, 2014).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-3 filed on June 18, 2012).
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s definitive proxy statement filed on April 30, 2010).
10.3	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 14, 2010).
10.4	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on May 14, 2010).
10.5	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA.
10.6	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA.
10.7	Lease Addendum dated January 1, 2005 for additional space in the Rte. 512, Bethlehem office, Bethlehem, PA.
10.8	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, PA.
10.9	Lease Agreement dated March 21, 2003 for Tilghman Street, Allentown, PA.
10.10	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA.
10.11	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA.
10.12	Lease Agreement dated March 13, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA.
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

10.15	Employment Agreement – D. Lobach, dated January 1, 2006.
10.16

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed on
November 23, 2010).

10.17	Employment Agreement – J. Hunsicker, dated January 1, 2006.

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.18

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed on November 23, 2010).

10.19	Employment Agreement – J. Bartholomew, dated February 20, 2009.
10.20

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

10.22

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on November 23, 2011).

10.23

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 23, 2010).

10.24

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 2, 2013).

10.25

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

10.29

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 23, 2010).

10.30

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on January 2, 2013).

10.31

Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 23, 2014 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 24, 2014).

10.32	Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
10.33	Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co.

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.34	Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
10.35	Loan Agreement, dated as of November 21, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
10.36	Subordinated Term Loan Note, dated as of November 21, 2008, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co.
10.37	Stock Pledge Agreement, dated as of November 21, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
10.38	First Allonge to Subordinated Term Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly Virchow Krause LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

Embassy Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: March 30, 2015	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 30, 2015	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2015	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 30, 2015	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 30, 2015	/s/ John B. Brew, Jr.
John B. Brew, Jr., Director

Dated: March 30, 2015	/s/ Robert P. Daday
Robert P. Daday, Director

Dated: March 30, 2015	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 30, 2015	/s/ Elmer D. Gates
Elmer D. Gates, Lead Director

Dated: March 30, 2015	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 30, 2015	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 30, 2015	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 30, 2015	/s/ John T. Yurconic
John T. Yurconic, Director

Embassy Bancorp, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed on May 14, 2010).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed on August 19, 2014).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-3 filed on June 18, 2012).
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s definitive proxy statement filed on April 30, 2010).
10.3	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 14, 2010).
10.4	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on May 14, 2010).
10.5	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA.
10.6	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA.
10.7	Lease Addendum dated January 1, 2005 for additional space in the Rte. 512, Bethlehem office, Bethlehem, PA.
10.8	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, PA.
10.9	Lease Agreement dated March 21, 2003 for Tilghman Street, Allentown, PA.
10.10	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA.
10.11	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA.
10.12	Lease Agreement dated March 13, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA.
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

10.15	Employment Agreement – D. Lobach, dated January 1, 2006.
10.16

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed on
November 23, 2010).

10.17	Employment Agreement – J. Hunsicker, dated January 1, 2006.

Embassy Bancorp, Inc.

EXHIBIT INDEX (Continued)

Exhibit
Number	Description
10.18

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed on November 23, 2010).

10.19	Employment Agreement – J. Bartholomew, dated February 20, 2009.
10.20

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

10.22

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on November 23, 2011).

10.23

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 23, 2010).

10.24

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on January 2, 2013).

10.25

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

10.29

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 23, 2010).

10.30

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on January 2, 2013).

10.31

Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 23, 2014 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 24, 2014).

10.32	Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
10.33	Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co.

Embassy Bancorp, Inc.

EXHIBIT INDEX (Continued)

Exhibit
Number	Description
10.34	Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
10.35	Loan Agreement, dated as of November 21, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
10.36	Subordinated Term Loan Note, dated as of November 21, 2008, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co.
10.37	Stock Pledge Agreement, dated as of November 21, 2008, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
10.38	First Allonge to Subordinated Term Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. and Univest National Bank and Trust Co.
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 5 to the financial statements captions “Basic and Diluted Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly Virchow Krause LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.