Form 10-Q
period 2015-03-31
Embassy Bancorp, Inc.
filed 2015-05-13
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 12, 2015	($1.00 Par Value)	7,366,874
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2015	2014

	(In Thousands, Except Share Data)
Cash and due from banks	$14,170	$14,779
Interest bearing demand deposits with banks	674	611
Federal funds sold	-	1,000
Cash and Cash Equivalents	14,844	16,390
Interest bearing time deposits	250	250
Securities available for sale	85,284	77,197
Restricted investment in bank stock	1,643	784
Loans receivable, net of allowance for loan losses of $5,635 in 2015; $5,614 in 2014	619,347	604,967
Premises and equipment, net of accumulated depreciation	1,396	1,515
Bank owned life insurance	12,036	11,938
Accrued interest receivable	1,612	1,599
Other real estate owned	1,038	1,106
Other assets	3,388	3,348
Total Assets	$740,838	$719,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$70,075	$68,467
Interest bearing	539,374	543,201
Total Deposits	609,449	611,668
Securities sold under agreements to repurchase	31,410	30,304
Short-term borrowings	30,458	9,000
Long-term borrowings	1,400	1,900
Accrued interest payable	298	349
Other liabilities	4,307	4,541
Total Liabilities	677,322	657,762
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2015 issued 7,366,874 shares; outstanding 7,366,874 shares;
2014 issued 7,357,752 shares; outstanding 7,357,752 shares	7,367	7,358
Surplus	24,127	24,024
Retained earnings	30,426	28,485
Accumulated other comprehensive income	1,596	1,465
Total Stockholders' Equity	63,516	61,332
Total Liabilities and Stockholders' Equity	$740,838	$719,094

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2015	2014
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$6,295	$5,784
Securities, taxable	207	196
Securities, non-taxable	303	283
Federal funds sold, and other	49	19
Interest on time deposits	-	4
Total Interest Income	6,854	6,286
INTEREST EXPENSE
Deposits	673	642
Securities sold under agreements to repurchase	4	4
Short-term borrowings	15	2
Long-term borrowings	35	73
Total Interest Expense	727	721
Net Interest Income	6,127	5,565
PROVISION FOR LOAN LOSSES	22	105
Net Interest Income after Provision for Loan Losses	6,105	5,460
OTHER INCOME
Credit card processing fees	363	333
Other service fees	159	151
Bank owned life insurance	98	67
Gain on sale of securities, net	139	31
Profit on sale of other real estate owned	6	6
Impairment on other real estate owned	(42)	(9)
Total Other Income	723	579
OTHER EXPENSES
Salaries and employee benefits	1,742	1,796
Occupancy and equipment	629	629
Data processing	359	305
Credit card processing	354	301
Advertising and promotion	292	250
Professional fees	122	120
FDIC insurance	87	100
Insurance	14	13
Loan & real estate	44	61
Charitable contributions	209	194
Other real estate owned expenses	36	7
Other	218	215
Total Other Expenses	4,106	3,991

Income before Income Taxes	2,722	2,048
INCOME TAX EXPENSE	781	576
Net Income	$1,941	1,472

BASIC EARNINGS PER SHARE	$0.26	0.20

DILUTED EARNINGS PER SHARE	$0.26	0.20

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015		2014

	(In Thousands)

Net Income		$1,941		$1,472
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	338		430
Less: reclassification adjustment for realized gains	(139)		(31)
	199		399
Income tax effect	(68)		(136)
Net unrealized gain	131		263
Other comprehensive income, net of tax		131		263
Comprehensive Income		$2,072		$1,735

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2015 and 2014

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2013	$7,324	$23,671	$22,520	$540	$54,055
Net income	-	-	1,472	-	1,472
Other comprehensive income, net of tax	-	-	-	263	263
Compensation expense recognized on stock options	-	24	-	-	24
Common stock grants to directors, 10,209 shares	10	67	-	-	77
BALANCE - MARCH 31, 2014	$7,334	$23,762	$23,992	$803	$55,891

BALANCE - DECEMBER 31, 2014	$7,358	$24,024	$28,485	$1,465	$61,332
Net income	-	-	1,941	-	1,941
Other comprehensive income, net of tax	-	-	-	131	131
Compensation expense recognized on stock options	-	16	-	-	16
Common stock grants to directors, 9,112 shares	9	87	-	-	96
BALANCE - MARCH 31, 2015	$7,367	$24,127	$30,426	$1,596	$63,516

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,941	$1,472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22	105
Amortization (accretion) of deferred loan costs	6	(1)
Depreciation and amortization	157	173
Net amortization of investment security premiums and discounts	53	42
Stock compensation expense	16	24
Impairment on other real estate owned	42	9
Income on bank owned life insurance	(98)	(67)
Net realized gain on sale of securities available for sale	(139)	(31)
(Increase) decrease in accrued interest receivable	(13)	9
Increase in other assets	(108)	(719)
Increase (decrease) in accrued interest payable	(51)	33
(Decrease) increase in other liabilities	(138)	238
Net Cash Provided by Operating Activities	1,690	1,287
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(13,869)	(12,796)
Maturities, calls and principal repayments of securities available for sale	5,625	545
Proceeds from sales of securities available for sale	442	528
Net increase in loans	(14,408)	(9,471)
Net redemption (purchases) of restricted investment in bank stock	(859)	882
Net maturities of interest bearing time deposits	-	(4)
Proceeds from sale of other real estate owned	26	-
Purchases of premises and equipment	(38)	(76)
Net Cash Used in Investing Activities	(23,081)	(20,392)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(2,219)	40,137
Net (decrease) increase in securities sold under agreements to repurchase	1,106	(30)
Increase (decrease) in short-term borrowed funds	21,458	(10,000)
Payment of long-term borrowed funds	(500)	(250)
Net Cash Provided by Financing Activities	19,845	29,857
Net Increase (Decrease) in Cash and Cash Equivalents	(1,546)	10,752
CASH AND CASH EQUIVALENTS - BEGINNING	16,390	17,831
CASH AND CASH EQUIVALENTS - ENDING	$14,844	$28,583

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$779	$688

Income taxes paid	$960	$780

Other real estate sold through bank financing	$-	$58

Deferral of gain from sale of other real estate sold through bank financing	$68	$91

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2015 through the date these consolidated financial statements were issued.

Certain amounts in the consolidated 2014 financial statements may have been reclassified to conform to 2015 presentation. These reclassifications had no effect on 2014 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2014.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  There were no awards granted under the SIP for the years ended December 31, 2011 and 2010.  In January 2015, January 2014, February 2013 and February 2012, the Company granted 9,122,  10,209,  8,764 and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2014, 2013, 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010.  Such compensation was accrued for as of December 31, 2014, 2013, 2012 and 2011.   In January 2014, February 2013 and February 2012, the Company also granted stock options to purchase 29,663,  29,742 and 52,611 shares of stock, respectively to certain executive officers in accordance with their respective employment agreements.  No stock options were granted in the three months ended March 31, 2015.  Stock compensation expense related to these options was $16 thousand and $24 thousand for the three months ended March 31, 2015 and March 31, 2014, respectively.  At March 31, 2015, approximately $57 thousand unrecognized cost related to stock options granted in 2014 and 2013 will be recognized over the next 1.80 and 0.90, respectively.  The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of  2.30%, 1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%, 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46 per share, $2.14 per share and $2.56 per share, respectively.  At March 31, 2015, there were 351,897 shares available for issuance under the SIP.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Three Months Ended March 31,
	2015			2014
	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains on securities available for sale	$338	$(115)	$223	$430	$(146)	$284
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(139)	47	(92)	(31)	10	(21)
Total other comprehensive income	$199	$(68)	$131	$399	$(136)	$263

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the realized gains on securities available for sale, net of tax, for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31,
	2015	2014

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(139)	$(31)
Income taxes	47	10
Net of tax	$(92)	$(21)

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2015 and 2014	(In Thousands)
Balance January 1, 2015	$1,465
Other comprehensive income before reclassifications	223
Amounts reclassified from accumulated other comprehensive income	(92)
Net other comprehensive income during the period	131
Balance March 31, 2015	$1,596

Balance January 1, 2014	$540
Other comprehensive loss before reclassifications	284
Amounts reclassified from accumulated other comprehensive income	(21)
Net other comprehensive loss during the period	263
Balance March 31, 2014	$803

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

	Three Months Ended March 31,
	2015	2014

	(Dollars In Thousands, Except Per Share Data)
Net income	$1,941	$1,472

Weighted average shares outstanding	7,364,846	7,331,495
Dilutive effect of potential common shares, stock options	29,843	396
Diluted weighted average common shares outstanding	7,394,689	7,331,891

Basic earnings per share	$0.26	$0.20
Diluted earnings per share	$0.26	$0.20

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2015, as compared to stock options of 124,494 not considered in computing diluted earnings per common share for the three months ended March 31, 2014, because such options were not dilutive to earnings.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.1 million of standby letters of credit outstanding as of March 31, 2015. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.9 million. Management does not consider the current amount of the liability as of March 31, 2015 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2015, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $359.4 million.  This borrowing capacity with the FHLB includes a line of credit of $25.0 million. Short-term loans outstanding with FHLB totaled $30.5 million as of March 31, 2015 and $9.0 million as of December 31, 2014.  No long-term advances were outstanding as of March 31, 2015 and December 31, 2014. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of approximately $6.0 million, of which none was outstanding at March 31, 2015 and December 31, 2014. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10 million. As of March 31, 2015 and December 31, 2014, the outstanding balance was $1.4 million and $1.9 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At March 31, 2015 and December 31, 2014, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2015 :
U.S. Government agency obligations	$37,696	$92	$(36)	$37,752
Municipal bonds	42,490	2,231	(68)	44,653
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,680	199	-	1,879
Corporate bonds	1,000	-	-	1,000
Total	$82,866	$2,522	$(104)	$85,284

December 31, 2014 :
U.S. Government agency obligations	$30,192	$46	$(162)	$30,076
Municipal bonds	36,618	2,023	(17)	38,624
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	7,168	333	-	7,501
Corporate bonds	1,000	-	(4)	996
Total	$74,978	$2,402	$(183)	$77,197

The amortized cost and fair value of securities as of March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$5,580	$5,612
Due after one year through five years	39,690	39,835
Due after five years through ten years	17,890	18,764
Due after ten years	18,026	19,194
	81,186	83,405
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,680	1,879
	$82,866	$85,284

Gross gains of $139 thousand and $31 thousand were realized on sales of securities for the three months ended March 31, 2015 and 2014, respectively.  There were no gross losses on the sales of securities during the three months ended March 31, 2015 and 2014.

Securities with a carrying value of $64.8 million and $62.7 million at March 31, 2015 and December 31, 2014, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015 :	(In Thousands)
U.S. Government agency obligations	$9,487	$(18)	$4,027	$(18)	$13,514	$(36)
Municipal bonds	5,832	(68)	-	-	5,832	(68)
Total Temporarily Impaired Securities	$15,319	$(86)	$4,027	$(18)	$19,346	$(104)

December 31, 2014 :
U.S. Government agency obligations	$11,074	$(44)	$9,959	$(118)	$21,033	$(162)
Municipal bonds	2,987	(17)	-	-	2,987	(17)
Corporate Bonds	996	(4)	-	-	996	(4)
Total Temporarily Impaired Securities	$15,057	$(65)	$9,959	$(118)	$25,016	$(183)

The Company had fifteen (15) securities in an unrealized loss position at March 31, 2015. The unrealized losses are due only to market rate fluctuations. As of March 31, 2015, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had no FHLB stock repurchased during the three months ended March 31, 2015 and stock at a carrying value of $882 thousand repurchased during the three months ended March 31, 2014. Stock purchases of $858 thousand were made during the three months ended March 31, 2015.No stock purchases were made during the three months ended March 31, 2014.  Dividend payments of $45 thousand and $13 thousand were received during the three months ended March 31, 2015 and March 31, 2014, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2015.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015		December 31, 2014
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$263,037	42.08%	$249,454	40.84%
Commercial construction	18,033	2.88%	23,220	3.80%
Commercial	33,455	5.35%	34,182	5.60%
Residential real estate	309,793	49.56%	302,908	49.60%
Consumer	798	0.13%	972	0.16%

Total loans	625,116	100.00%	610,736	100.00%
Unearned origination fees	(134)		(155)
Allowance for loan losses	(5,635)		(5,614)
	$619,347		$604,967

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2015 and December 31, 2014, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2015	(In Thousands)
Commercial real estate	$258,868	$2,182	$1,987	$-	$263,037
Commercial construction	16,657	-	1,376	-	18,033
Commercial	33,389	66	-	-	33,455
Residential real estate	308,897	521	375	-	309,793
Consumer	798	-	-	-	798
Total	$618,609	$2,769	$3,738	$-	$625,116

December 31, 2014
Commercial real estate	$244,805	$1,989	$2,660	$-	$249,454
Commercial construction	21,844	-	1,376	-	23,220
Commercial	33,672	510	-	-	34,182
Residential real estate	302,533	154	221	-	302,908
Consumer	972	-	-	-	972
Total	$603,826	$2,653	$4,257	$-	$610,736

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2015 and December 31, 2014, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2015	(In Thousands)
With no related allowance recorded:
Commercial real estate	$4,170	$4,505		$4,306	$(59)
Commercial construction	1,376	1,376		1,376	-
Commercial	-	-		2	-
Residential real estate	1,087	1,104		490	1
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$549	$549	$76	$552	$26
Commercial construction	-	-	-	-	-
Commercial	325	325	118	326	3
Residential real estate	852	852	196	855	2
Consumer	-	-	-	-	-
Total:
Commercial real estate	$4,719	$5,054	$76	$4,858	$(33)
Commercial construction	1,376	1,376	-	1,376	-
Commercial	325	325	118	328	3
Residential real estate	1,939	1,956	196	1,345	3
Consumer	-	-	-	-	-
	$8,359	$8,711	$390	$7,907	$(27)
December 31, 2014
With no related allowance recorded:
Commercial real estate	$4,649	$4,984		$5,729	$172
Commercial construction	1,376	1,376		2,197	78
Commercial	4	4		48	1
Residential real estate	413	431		488	8
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$555	$555	$76	$575	$108
Commercial construction	-	-	-	-	-
Commercial	326	326	119	229	9
Residential real estate	858	858	202	925	15
Consumer	-	-	-	-	-
Total:
Commercial real estate	$5,204	$5,539	$76	$6,304	$280
Commercial construction	1,376	1,376	-	2,197	78
Commercial	330	330	119	277	10
Residential real estate	1,271	1,289	202	1,413	23
Consumer	-	-	-	-	-
	$8,181	$8,534	$397	$10,191	$391

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2015	December 31, 2014

	(In Thousands)
Commercial real estate	$792	$1,251
Commercial construction	-	-
Commercial	66	66
Residential real estate	896	366
Consumer	-	-
Total	$1,754	$1,683

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

March 31, 2015	(In Thousands)
Commercial real estate	$350	$-	$486	$836	$262,201	$263,037	$-
Commercial construction	1,061	-	-	1,061	16,972	18,033	-
Commercial	36	-	66	102	33,353	33,455	-
Residential real estate	-	150	907	1,057	308,736	309,793	20
Consumer	-	-	-	-	798	798	-
Total	$1,447	$150	$1,459	$3,056	$622,060	$625,116	$20

December 31, 2014
Commercial real estate	$1,018	$182	$937	$2,137	$247,317	$249,454	$-
Commercial construction	1,061	-	-	1,061	22,159	23,220	-
Commercial	-	-	66	66	34,116	34,182	-
Residential real estate	540	154	366	1,060	301,848	302,908	-
Consumer	25	-	-	25	947	972	-
Total	$2,644	$336	$1,369	$4,349	$606,387	$610,736	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending March 31, 2015
Beginning Balance - December 31, 2014	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Charge-offs	-	-	-	(1)	-	-	(1)
Recoveries	-	-	-	-	-	-	-
Provisions	283	(76)	55	276	-	(516)	22
Ending Balance - March 31, 2015	$1,987	$325	$462	$2,230	$22	$609	$5,635

Three Months Ending March 31, 2014
Beginning Balance - December 31, 2013	$1,791	$495	$349	$2,068	$24	$599	$5,326
Charge-offs	(2)	-	(38)	(18)	-	-	(58)
Recoveries	-	-	1	-	-	-	1
Provisions	(7)	92	52	44	(4)	(72)	105
Ending Balance - March 31, 2014	$1,782	$587	$364	$2,094	$20	$527	$5,374

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2015 and December 31, 2014.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2015
Allowance for Loan Losses
Ending Balance	$1,987	$325	$462	$2,230	$22	$609	$5,635
Ending balance: individually evaluated for impairment	$76	$-	$118	$196	$-	$-	$390
Ending balance: collectively evaluated for impairment	$1,911	$325	$344	$2,034	$22	$609	$5,245

Loans receivables:
Ending balance	$263,037	$18,033	$33,455	$309,793	$798		$625,116
Ending balance: individually evaluated for impairment	$4,719	$1,376	$325	$1,939	$-		$8,359
Ending balance: collectively evaluated for impairment	$258,318	$16,657	$33,130	$307,854	$798		$616,757

December 31, 2014
Allowance for Loan Losses
Ending Balance	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Ending balance: individually evaluated for impairment	$76	$-	$119	$202	$-	$-	$397
Ending balance: collectively evaluated for impairment	$1,628	$401	$288	$1,753	$22	$1,125	$5,217

Loans receivables:
Ending balance	$249,454	$23,220	$34,182	$302,908	$972		$610,736
Ending balance: individually evaluated for impairment	$5,204	$1,376	$330	$1,271	$-		$8,181
Ending balance: collectively evaluated for impairment	$244,250	$21,844	$33,852	$301,637	$972		$602,555

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	March 31, 2015
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,383	$305	$3,688
Commercial construction	260	-	260
Commercial	259	-	259
Residential real estate	1,043	-	1,043
Consumer	-	-	-
	$4,945	$305	$5,250

As of March 31, 2015,  no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three months ended March 31, 2015 and 2014.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three months ended March 31, 2015 and 2014.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2015 and December 31, 2014, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$37,752	$-	$37,752
Municipal bonds	-	44,653	-	44,653
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	1,879	-	1,879
Corporate bonds	-	1,000	-	1,000
March 31, 2015 Securities available for sale	$-	$85,284	$-	$85,284

U.S. Government agency obligations	$-	$30,076	$-	$30,076
Municipal bonds	-	38,624	-	38,624
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	7,501	-	7,501
Corporate bonds	-	996	-	996
December 31, 2014 Securities available for sale	$-	$77,197	$-	$77,197

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014, respectively, are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
March 31, 2015 Impaired loans (1)	$-	$-	$863	$863
March 31, 2015 Impaired loans (2)	$-	$-	$473	$473
March 31, 2015 Other real estate owned (1)	$-	$-	$1,038	$1,038
December 31, 2014 Impaired loans (1)	$-	$-	$863	$863
December 31, 2014 Impaired loans (2)	$-	$-	$479	$479
December 31, 2014 Other real estate owned (1)	$-	$-	$1,106	$1,106

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

At March 31, 2015, of the impaired loans having an aggregate balance of $8.4 million, $6.6 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.8 million in impaired loans, an aggregate valuation allowance of $390 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2015:
Impaired loans	$863	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-17.6%)
			Liquidation expenses (3)	0 to -8.5% (-8.2%)
Impaired loans	$473	Discounted Cash Flows (5)
Other real estate owned	$1,038	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)
March 31, 2014:
Impaired loans	$833	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-15.7%)
			Liquidation expenses (3)	0 to -10% (-8.4%)
Impaired loans	$494	Discounted Cash Flows (5)
Other real estate owned	$592	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)
1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014:

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2015 and December 31, 2014

	Carrying Amount		Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
March 31, 2015:
Financial assets:
Cash and cash equivalents	$14,844		$14,844	$14,844	$-	$-
Interest bearing time deposits	250		251	-	251	-
Securities available-for-sale	85,284		85,284	-	85,284	-
Loans receivable, net of allowance	619,347		627,468	-	-	627,468
Restricted investments in bank stock	1,643	1	1,643	-	1,643	-
Accrued interest receivable	1,612		1,612	-	1,612	-
Financial liabilities:
Deposits	609,449		609,830	-	609,830	-
Securities sold under agreements to
repurchase and federal funds purchased	31,410		31,407	-	31,407	-
Short-term borrowings	30,458		30,459	-	30,459	-
Long-term borrowings	1,400		1,390	-	-	1,390
Accrued interest payable	298		298	-	298	-
Off-balance sheet financial instruments:
Commitments to grant loans	-		-	-	-	-
Unfunded commitments under lines of credit	-		-	-	-	-
Standby letters of credit	-		-	-	-	-

December 31, 2014:
Financial assets:
Cash and cash equivalents	$16,390		$16,390	$16,390	$-	$-
Interest bearing time deposits	250		251	-	251	-
Securities available-for-sale	77,197		77,197	-	77,197	-
Loans receivable, net of allowance	604,697		611,256	-	-	611,256
Restricted investments in bank stock	784		784	-	784	-
Accrued interest receivable	1,599		1,599	-	1,599	-
Financial liabilities:
Deposits	611,668		611,975	-	611,975	-
Securities sold under agreements to
repurchase and federal funds purchased	30,304		30,302	-	30,302	-
Short-term borrowings	9,000		9,000	-	9,000	-
Long-term borrowings	1,900		1,877	-	-	1,877
Accrued interest payable	349		349	-	349	-
Off-balance sheet financial instruments:
Commitments to grant loans	-		-	-	-	-
Unfunded commitments under lines of credit	-		-	-	-	-
Standby letters of credit	-		-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2015 and December 31, 2014:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
March 31, 2015
Repurchase Agreements:
Corporate Institutions	$31,410	$-	$31,410	$(31,410)	$-	$-

December 31, 2014
Repurchase Agreements:
Corporate Institutions	$30,304	$-	$30,304	$(30,304)	$-	$-

As of March 31, 2015 and December 31, 2014, the fair value of securities pledged was $34.5 million and $34.5 million, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 14 – New Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU 2014-04) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  At March 31, 2015 and December 31, 2014 the Company had  no foreclosed residential real estate held.  At March 31, 2015 and December 31, 2014, the Company had $154 thousand and $375 thousand, respectively in recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2015 and for the three months ended March 31, 2015  and 2014, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2014. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

The Company’s assets increased $21.7 million from $719.1 million at December 31, 2014 to $740.8 million at March 31, 2015 due primarily to an increase in loans receivable and an increase in securities available for sale.

Net income for the three months ended March 31, 2015 was $1.9 million compared to a net income for the three months ended March 31, 2014 of $1.5 million.  Loans receivable, net of the allowance for loan losses, increased $14.3 million to $619.3 million at March 31, 2015 from $605.0 million at December 31, 2014. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and becomes more widely known.  The past and current economic conditions have created more competition for loans of credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2015 and 2014 totaled $6.9 million and $6.3 million, respectively.  Average earning assets were $708.0 million for the three months ended March 31, 2015 compared to $664.9 million for the three months ended March 31, 2014. The tax equivalent yield on average earning assets was 4.04% for the first quarter of 2015 compared to 3.94% for the first quarter of 2014.

Total interest expense for the three months ended March 31, 2015 increased $6.0 thousand to $727.0 thousand as compared to $721.0 thousand for the three months ended March 31, 2014, primarily due to an increase in average deposits offset by a decrease in deposit rates.  Average interest bearing liabilities were $597.9 million for the three months ended March 31, 2015 compared to $568.6 million for the three months ended March 31, 2014.  The yield on average interest bearing liabilities was 0.49% and 0.51% for the first quarters of 2015 and 2014, respectively.

Net interest income for the three months ended March 31, 2015 was $6.1 million compared to $5.6 million for the three months ended March 31, 2014. The improvement in net interest income for the three months ended March 31, 2015 is a result of a decrease of interest expense on other borrowed funds and the growth of the loan portfolios volume and related improvement in the tax equivalent yield, offset by increases in the interest expense associated with deposits; growth in the investment portfolio offset by a decrease in the tax equivalent yield; and growth in interest bearing deposits and short term borrowings, offset by a slight decrease in the interest rates paid on interest bearing liabilities. The Company’s net interest margin for the three months ended March 31, 2015 decreased twelve  (12) basis points to 3.64% as compared to 3.52% for the three months ended March 31, 2014, due to the current interest rate environment, including decreased interest rates on the investment securities portfolio and the competitive interest rate pressure of lending, offset by the decreased cost of deposits.

The table below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2015 and 2014, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2015			2014
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 606,359	$ 6,217	4.16%	$ 566,064	$ 5,736	4.11%
Loans - non-taxable	9,566	78	5.01%	6,545	48	4.51%
Investment securities - taxable	50,464	207	1.65%	45,916	196	1.71%
Investment securities - non-taxable	34,205	303	5.44%	30,943	283	5.62%
Federal funds sold	769	-	0.22%	985	-	0.22%
Time deposits	250	-	0.55%	1,824	4	0.99%
Interest bearing deposits with banks	6,413	49	3.10%	12,624	19	0.61%
TOTAL INTEREST EARNING ASSETS	708,026	6,854	4.04%	664,901	6,286	3.94%
Less allowance for loan losses	(5,614)			(5,318)
Other assets	32,200			27,179
TOTAL ASSETS	$ 734,612			$ 686,762

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 61,005	$ 8	0.05%	$ 61,464	$ 8	0.05%
Savings	411,213	492	0.49%	399,938	466	0.47%
Certificates of deposit	72,820	173	0.96%	70,598	168	0.97%
Securities sold under agreements to repurchase, and short & long-term borrowings	52,906	54	0.41%	36,595	79	0.88%
TOTAL INTEREST BEARING LIABILITIES	597,944	727	0.49%	568,595	721	0.51%

Non-interest bearing demand deposits	68,007			58,576
Other liabilities	5,158			3,551
Stockholders' equity	63,503			56,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 734,612			$ 686,762

Net interest income		$ 6,127			$ 5,565
Net interest spread			3.55%			3.43%
Net interest margin			3.64%			3.52%

Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level management considers to be adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, the impact of pending regulatory changes and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

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

For the three months ended March 31, 2015, the provision for loan losses was $22 thousand, as compared to $105 thousand, for the same period ended March 31, 2014.  In the three months ended March 31, 2015, there were charge-offs in the amount of $1 thousand, as compared to $58 thousand in the three months ended March 31, 2014.  The allowance for loan losses is $5.6 million as of March 31, 2015, which is 0.91% of outstanding loans, compared to $5.4 million or 0.93% of outstanding loans as of March 31, 2014. At December 31, 2014, the allowance for loan losses of $5.6 million represented 0.92% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended
	March 31,
	2015	2014

	(In Thousands)
Loans receivable at end of period	$619,347	$578,340
Allowance for loan losses:
Balance, beginning	$5,614	$5,326
Provision for loan losses	22	105
Loans charged off:
Commercial real estate	-	(2)
Commercial construction	-	-
Commercial	-	(38)
Residential real estate	(1)	(18)
Consumer	-	-
Total loans charged off	(1)	(58)
Recoveries of loans previously charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	1
Residential real estate	-	-
Total recoveries	-	1
Net charge offs	(1)	(57)
Balance at end of period	$5,635	$5,374
Allowance for loan losses to loans receivable at end of period	0.91%	0.93%

Non-interest Income

Total non-interest income was $723 thousand for the three months ended March 31, 2015 compared to $579 thousand for the same period in 2014.  The increase is due primarily to $139 thousand gain on sale of securities realized in 2015 compared to $31 thousand for the same period in 2014, growth in the Bank’s credit card and merchant processing customer base, an increase in fee income on deposit accounts and an increase in income associated with bank owned life insurance, offset by a $33 thousand decrease in impairment losses on other real estate owned.

Non-interest Expense

Non-interest expenses increased $115.0 thousand, or 2.9%, from $4.0 million for the three months ended March 31, 2014 to $4.1 million for the same period ended March 31, 2015. The increase is due to: an increase of $42 thousand in advertising and promotion expense due to the launch of new online banking initiatives;  an increase of $53 thousand due to credit card processing volume; an increase of $54 in data processing;  an increase of $15 thousand in charitable contributions due to EITC contributions; and an increase of $29 thousand in other real estate owned expenses due to newly acquired properties, offset by a decrease of $17 thousand in loan and real estate expense and a decrease of $13 thousand in FDIC insurance expense.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended March 31, 2015 totaled $781 thousand, or 28.7% of income before taxes.  The allocated provision for income taxes for the three months ended March 31, 2014 totaled $576 thousand, or 28.1% of income before taxes.  The slight increase in the tax rate is a result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, corporate bonds, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2015. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2015 were $85.3 million compared to $77.2 million at December 31, 2014. The increase in the investment portfolio is the result of the purchase of six (6) U.S. Government agency obligations totaling $7.3  million, the purchase of eight (8) municipal obligations totaling $6.2 million and an increase in the unrealized gain offset by pay downs on mortgage-backed securities and the sale of six (6) municipal obligations totaling $5.7 million.  The carrying value of the securities portfolio as of March 31, 2015 includes a net unrealized gain of $2.4 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $2.2 thousand at December 31, 2014. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2015 increased $14.3 million to $619.3 million from $605.0 million at December 31, 2014. The loan-to-deposit ratio increased from 100% at December 31, 2014 to 103% at March 31, 2015. The Bank’s loan portfolio at March 31, 2015 was comprised of residential real estate and consumer loans of $310.6 million, an increase of $6.7 million from December 31, 2014, and commercial loans of $314.5 million, an increase of $7.7 million from December 31, 2014.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $21 thousand to $5.6 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the allowance for loan losses represented 0.91% and 0.92%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2015,  December 31, 2014, and March 31, 2014 aggregate balances on non-performing loans equaled $6.7 million, $6.7 million and $10.3 million, respectively, representing 1.07%, 1.09% and 1.78% of total loans at March 31, 2015,  December 31, 2014 and March 31, 2014, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended March 31, 2015.  The Company has five foreclosed assets in the amount of $1.0 million as of March 31, 2015, as compared to six foreclosed assets  at  December 31, 2014 in the amount of $1.1 million.  The net change is a result of: the sale of an asset in the amount of $26 thousand, and a $42 thousand impairment loss.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2015	2014	2014

	(In Thousands)
Non-accrual - commercial	$858	$1,318	$1,821
Non-accrual - consumer	896	366	463
Restructured loans, accruing interest and less than 90 days past due	4,944	4,975	7,668
Loans past due 90 or more days, accruing interest	20	-	350
Total nonperforming loans	6,718	6,659	10,302
Foreclosed assets	1,038	1,106	592
Total nonperforming assets	$7,756	$7,765	$10,894
Nonperforming loans to total loans at period-end	1.07%	1.09%	1.78%
Nonperforming assets to total assets	1.05%	1.08%	1.55%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $119.0 thousand from December 31, 2014 to March 31, 2015. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at March 31, 2015 decreased $2.3 million to $609.4 million from $611.7 million at December 31, 2014.  Demand deposits decreased by $7.1 million, time deposits decreased $118 thousand, offset by an increase in savings deposits in the amount of  $4.9 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $14.8 million at March 31, 2015, compared to $16.4 million at December 31, 2014, primarily due to the increases in loans and available for sale securities.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At March 31, 2015, the Company had $85.3 million of available for sale securities. Securities with carrying values of approximately $64.8 million and $62.7 million at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $359.4 million, which includes a line of credit for $25.0 million. There were no outstanding long-term loans as of March 31, 2015  and December 31, 2014.  Short-term loans outstanding with FHLB totaled $30.5 million and $9.0 million as of December 31, 2014. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $6.0 million, of which none was outstanding at March 31, 2015.  Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $1.4 million was outstanding at March 31, 2015, and $1.9 million was outstanding at December 31, 2014.   These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $80.4 million at  March 31, 2015. The Company also has letters of credit outstanding of $4.1 million at March 31, 2015. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $63.5 million as of March 31, 2015, representing a net increase of $2.2 million from December 31, 2014.  The increase in capital was primarily the result of the net income of $1.9 million and an increase in unrealized gains on available for sale securities of $132 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2015, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	March 31, 2015	December 31, 2014

	(Dollars In Thousands)
Tier I, common stockholders' equity	$63,153	$61,510
Tier II, allowable portion of allowance for loan losses	5,635	5,614
Total capital	$68,788	$67,124

Common equity tier 1 capital ratio	12.2%	-
Tier I risk based capital ratio	12.2%	12.4%
Total risk based capital ratio	13.3%	13.5%
Tier I leverage ratio	8.6%	8.5%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	March 31, 2015	December 31, 2014

	(Dollars In Thousands)
Tier I, common stockholders' equity	$63,516	$59,868
Tier II, allowable portion of allowance for loan losses	5,635	5,614
Total capital	$69,151	$65,482

Common equity tier 1 capital ratio	11.9%	-
Tier I risk based capital ratio	11.9%	12.0%
Total risk based capital ratio	13.0%	13.2%
Tier I leverage ratio	8.4%	8.2%

In July 2013, the FDIC and the Federal Reserve approved a new rule that will substantially amend the regulatory risk based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2015, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 13, 2015	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 13, 2015	By:	/s/ Judith A. Hunsicker
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