Form 10-Q
period 2015-09-30
Embassy Bancorp, Inc.
filed 2015-11-10
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 6, 2015	($1.00 Par Value)	7,383,794
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2015	2014
	(In Thousands, Except Share Data)
Cash and due from banks	$15,087	$14,779
Interest bearing demand deposits with banks	1,514	611
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	17,601	16,390
Interest bearing time deposits	-	250
Securities available for sale	79,655	77,197
Restricted investment in bank stock	2,939	784
Loans receivable, net of allowance for loan losses of $5,964 in 2015; $5,614 in 2014	679,065	604,967
Premises and equipment, net of accumulated depreciation	1,462	1,515
Bank owned life insurance	12,188	11,938
Accrued interest receivable	1,653	1,599
Other real estate owned	1,405	1,106
Other assets	3,601	3,348
Total Assets	$799,569	$719,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$83,172	$68,467
Interest bearing	550,855	543,201
Total Deposits	634,027	611,668
Securities sold under agreements to repurchase	32,761	30,304
Short-term borrowings	56,420	9,000
Long-term borrowings	5,038	1,900
Accrued interest payable	430	349
Other liabilities	4,631	4,541
Total Liabilities	733,307	657,762
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2015 issued 7,383,794 shares; outstanding 7,383,794 shares;
2014 issued 7,357,752 shares; outstanding 7,357,752 shares	7,384	7,358
Surplus	24,308	24,024
Retained earnings	33,240	28,485
Accumulated other comprehensive income	1,330	1,465
Total Stockholders' Equity	66,262	61,332
Total Liabilities and Stockholders' Equity	$799,569	$719,094

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$6,736	$6,058	$19,363	$17,781
Securities, taxable	198	184	612	575
Securities, non-taxable	296	332	903	949
Federal funds sold, and other	25	19	89	56
Interest on time deposits	-	1	1	10
Total Interest Income	7,255	6,594	20,968	19,371
INTEREST EXPENSE
Deposits	732	694	2,099	2,010
Securities sold under agreements to repurchase	4	4	13	13
Short-term borrowings	53	5	96	7
Long-term borrowings	25	65	93	207
Total Interest Expense	814	768	2,301	2,237
Net Interest Income	6,441	5,826	18,667	17,134
PROVISION FOR LOAN LOSSES	270	40	412	250
Net Interest Income after Provision for Loan Losses	6,171	5,786	18,255	16,884
OTHER INCOME
Credit card processing fees	424	362	1,199	1,051
Other service fees	172	172	504	492
Bank owned life insurance	86	70	275	191
Gain on sale of securities, net	26	-	165	31
Profit on sale of other real estate owned	7	7	14	4
Impairment on other real estate owned	(62)	-	(104)	(9)
Total Other Income	653	611	2,053	1,760
OTHER EXPENSES
Salaries and employee benefits	1,684	1,753	5,143	5,353
Occupancy and equipment	597	613	1,820	1,857
Data processing	375	322	1,178	947
Credit card processing	405	321	1,152	940
Advertising and promotion	348	277	1,021	807
Professional fees	125	127	380	391
FDIC insurance	100	92	265	290
Insurance	13	13	40	40
Loan & real estate	71	59	197	165
Charitable contributions	143	133	494	454
Other real estate owned expenses	11	66	51	83
Other	314	240	873	741
Total Other Expenses	4,186	4,016	12,614	12,068

Income before Income Taxes	2,638	2,381	7,694	6,576
INCOME TAX EXPENSE	766	672	2,203	1,847
Net Income	$1,872	$1,709	$5,491	$4,729

BASIC EARNINGS PER SHARE	$0.25	$0.23	$0.75	$0.64

DILUTED EARNINGS PER SHARE	$0.25	$0.23	$0.74	$0.64

DIVIDENDS PER SHARE	$0.10	$0.06	$0.10	$0.06

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2015		2014

	(In Thousands)
Net Income		$1,872		$1,709
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	487		174
Less: reclassification adjustment for realized gains	(26)		-
	461		174
Income tax effect	(156)		(59)
Net unrealized gain	305		115
Other comprehensive gain, net of tax		305		115
Comprehensive Income		$2,177		$1,824

	Nine Months Ended September 30,
	2015		2014

	(In Thousands)

Net Income		$5,491		$4,729
Change in Accumulated Other Comprehensive Income:
Unrealized holding (loss) gain on securities available for sale	(40)		1,326
Less: reclassification adjustment for realized gains	(165)		(31)
	(205)		1,295
Income tax effect	70		(440)
Net unrealized (loss) gain	(135)		855
Other comprehensive (loss) gain, net of tax		(135)		855
Comprehensive Income		$5,356		$5,584

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2015 and 2014

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2013	$7,324	$23,671	$22,520	$540	$54,055
Net income	-	-	4,729	-	4,729
Other comprehensive income, net of tax	-	-	-	855	855
Dividend declared, $.06 per share	-	-	(440)	-	(440)
Compensation expense recognized on stock options	-	73	-	-	73
Common stock grants to directors, 10,209 shares	10	67	-	-	77
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 14,706 shares	14	115	-	-	129
BALANCE - SEPTEMBER 30, 2014	$7,348	$23,926	$26,809	$1,395	$59,478

BALANCE - DECEMBER 31, 2014	$7,358	$24,024	$28,485	$1,465	$61,332
Net income	-	-	5,491	-	5,491
Other comprehensive loss, net of tax	-	-	-	(135)	(135)
Dividend declared, $.10 per share	-	-	(736)	-	(736)
Compensation expense recognized on stock options	-	34	-	-	34
Common stock grants to directors, 9,122 shares	9	87	-	-	96
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 16,920 shares	17	163	-	-	180
BALANCE - SEPTEMBER 30, 2015	$7,384	$24,308	$33,240	$1,330	$66,262

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,491	$4,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	412	250
Amortization of deferred loan costs	29	7
Depreciation and amortization	450	495
Net amortization of investment security premiums and discounts	163	122
Stock compensation expense	34	73
Net realized (gain) loss on sale of other real estate owned	(14)	4
Impairment on other real estate owned	104	9
Income on bank owned life insurance	(250)	(191)
Net realized gain on sale of securities available for sale	(165)	(31)
Increase in accrued interest receivable	(54)	(16)
Increase in other assets	(182)	(639)
Increase in accrued interest payable	81	145
Increase in other liabilities	204	1,147
Net Cash Provided by Operating Activities	6,303	6,104
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(18,956)	(13,799)
Maturities, calls and principal repayments of securities available for sale	5,552	4,964
Proceeds from sales of securities available for sale	10,742	528
Net increase in loans	(74,999)	(26,432)
Net (purchases) redemption of restricted investment in bank stock	(2,155)	147
Net maturities of interest bearing time deposits	250	1,572
Purchase of bank owned life insurance	-	(4,000)
Proceeds from sale of other real estate owned	53	46
Purchases of premises and equipment	(397)	(130)
Net Cash Used in Investing Activities	(79,910)	(37,104)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	22,359	36,150
Net increase (decrease) in securities sold under agreements to repurchase	2,457	(741)
Increase in short-term borrowed funds	47,420	5,625
Proceeds from long-term borrowed funds	6,000	-
Payments of long-term borrowed funds	(2,862)	(1,250)
Proceeds from Dividend Reinvestment Plan	180	129
Dividends paid	(736)	(440)
Net Cash Provided by Financing Activities	74,818	39,473
Net Increase in Cash and Cash Equivalents	1,211	8,473
CASH AND CASH EQUIVALENTS - BEGINNING	16,390	17,831
CASH AND CASH EQUIVALENTS - ENDING	$17,601	$26,304

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,221	$2,092
Income taxes paid	$2,311	$2,080
Other real estate sold through bank financing	$58	$57
Deferral of gain from sale of other real estate sold through bank financing	$56	$80
Other real estate acquired in settlement of loans	$518	$347

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2015 through the date these consolidated financial statements were issued.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. There were no awards granted under the SIP for the years ended December 31, 2011 and 2010. In January 2015 and 2014, February 2013 and 2012, the Company granted 9,122,  10,209,  8,764, and 7,992 shares of restricted stock, respectively, to certain members of its Board of Directors as compensation for their service in 2014, 2013, 2012 and 2011, respectively, in accordance with the Company’s Non-employee Directors Compensation program adopted in October of 2010. Such compensation was accrued for as of December 31, 2014, 2013, 2012 and 2011. In January 2014, February 2013 and 2012, the Company also granted stock options to purchase 29,663,  29,742 and 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements. No stock options were granted in the nine months ended September 30, 2015. Stock compensation expense related to the options granted was $10 thousand and $34 thousand for the three and nine months ended September 30, 2015 and $25 thousand and $73 thousand for the three and nine months ended September 30, 2014, respectively.  At September 30, 2015, approximately $38 thousand of unrecognized cost related to stock options granted in 2014 and 2013 will be recognized over the next 1.30 and 0.40 years, respectively.  The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of  2.30%, 1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%, 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46 per share, $2.14 per share and $2.56 per share, respectively.  At September 30, 2015, there were 351,897 shares available for issuance under the SIP.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended September 30,
	2015			2014
	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$487	$(165)	$322	$174	$(59)	$115
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(26)	9	(17)	-	-	-
Total other comprehensive income	$461	$(156)	$305	$174	$(59)	$115

	Nine Months Ended September 30,
	2015			2014

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(40)	$14	$(26)	$1,326	$(450)	$876
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(165)	56	(109)	(31)	10	(21)
Total other comprehensive (loss) income	$(205)	$70	$(135)	$1,295	$(440)	$855

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the realized gains on securities available for sale, net of tax, for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended
	September 30,
	2015	2014

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(26)	$-
Income taxes	9	-
Net of tax	$(17)	$-

	Nine Months Ended
	September 30,
	2015	2014

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(165)	$(31)
Income taxes	56	10
Net of tax	$(109)	$(21)

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2015 and 2014	(In Thousands)
Balance June 30, 2015	$1,025
Other comprehensive income before reclassifications	322
Amounts reclassified from accumulated other comprehensive income	(17)
Net other comprehensive income during the period	305
Balance September 30, 2015	$1,330

Balance June 30, 2014	$1,280
Other comprehensive income before reclassifications	115
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	115
Balance September 30, 2014	$1,395

Nine Months Ended September 30, 2015 and 2014
Balance January 1, 2015	$1,465
Other comprehensive loss before reclassifications	(26)
Amounts reclassified from accumulated other comprehensive income	(109)
Net other comprehensive loss during the period	(135)
Balance September 30, 2015	$1,330

Balance January 1, 2014	$540
Other comprehensive income before reclassifications	876
Amounts reclassified from accumulated other comprehensive income	(21)
Net other comprehensive income during the period	855
Balance September 30, 2014	$1,395

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars In Thousands, Except Per Share Data)
Net income	$1,872	$1,709	$5,491	$4,729

Weighted average shares outstanding	7,367	7,334	7,366	7,333
Dilutive effect of potential common shares, stock options	32	11	31	9
Diluted weighted average common shares outstanding	7,399	7,345	7,397	7,342

Basic earnings per share	$0.25	$0.23	$0.75	$0.64
Diluted earnings per share	$0.25	$0.23	$0.74	$0.64

There were no stock options not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2015, as compared to stock options of 87,912 and 94,752, respectively, not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2014, because they are not dilutive to earnings.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.6 million of standby letters of credit outstanding as of September 30, 2015. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.5 million. Management does not consider the current amount of the liability as of September 30, 2015 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2015, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $386.6 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. Short-term loans outstanding with FHLB totaled $56.4 million as of September 30, 2015 and $9.0 million were outstanding as of December 31, 2014. The increase in short-term loans outstanding with the FHLB was primarily used to fund loan growth and investment security purchases. Long-term advances outstanding with FHLB totaled $4.6 million as of September 30, 2015 and no long-term advances were outstanding as of December 31, 2014. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of approximately $10.0 million, of which none was outstanding at September 30, 2015 and December 31, 2014. Advances from this line are unsecured.

The Company has two lines of credit with Univest Bank and Trust Co. (“Univest”) totaling $10.0 million. As of September 30, 2015 and December 31, 2014, the outstanding balance was $400 thousand and $1.9 million, respectively. Advances from these lines of credit are secured by 833,333 shares of Bank common stock. Under the terms of the loan agreement, the Bank is required to remain well capitalized. The proceeds of the loan were primarily used for the holding company’s investment in the Bank, thus providing additional capital to support the Bank’s growth.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The components of long-term borrowings with the FHLB at September 30, 2015 are as follows:

	September 30, 2015
	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding
April 2016	0.26%	$1,167
April 2017	0.48%	792
April 2018	0.69%	862
April 2019	0.88%	898
April 2020	1.06%	919
Total Outstanding Borrowings		$4,638

The components of long-term borrowings with Univest at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014

	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding	Interest Rate	Outstanding
November 2015	7.50%	$400	7.50%	$1,900

Note 9 – Securities Available For Sale

At September 30, 2015 and December 31, 2014, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2015 :
U.S. Government agency obligations	$35,718	$119	$(4)	$35,833
Municipal bonds	40,474	1,832	(96)	42,210
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,449	163	-	1,612
Total	$77,641	$2,114	$(100)	$79,655

December 31, 2014 :
U.S. Government agency obligations	$30,192	$46	$(162)	$30,076
Municipal bonds	36,618	2,023	(17)	38,624
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	7,168	333	-	7,501
Corporate bonds	1,000	-	(4)	996
Total	$74,978	$2,402	$(183)	$77,197

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities as of September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$5,605	$5,622
Due after one year through five years	35,671	35,883
Due after five years through ten years	18,582	19,337
Due after ten years	16,334	17,201
	76,192	78,043
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,449	1,612
	$77,641	$79,655

Gross gains of $26 thousand and $165 thousand were realized on sales of securities for the three and nine months ended September 30, 2015. There were no gains realized for the three months ended September 30, 2014. Gross gains of $31 thousand were realized on the sales of securities for the nine months ended September 30, 2014.  There were no gross losses on the sales of securities during the three and nine months ended September 30, 2015 and 2014.

Securities with a carrying value of $64.2 million and $62.7 million at September 30, 2015 and December 31, 2014, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015 :	(In Thousands)
U.S. Government agency obligations	$4,073	$(4)	$-	$-	$4,073	$(4)
Municipal bonds	6,231	(96)	-	-	6,231	(96)
Total Temporarily Impaired Securities	$10,304	$(100)	$-	$-	$10,304	$(100)

December 31, 2014 :
U.S. Government agency obligations	$11,074	$(44)	$9,959	$(118)	$21,033	$(162)
Municipal bonds	2,987	(17)	-	-	2,987	(17)
Corporate Bonds	996	(4)	-	-	996	(4)
Total Temporarily Impaired Securities	$15,057	$(65)	$9,959	$(118)	$25,016	$(183)

The Company had thirteen (13) securities in an unrealized loss position at September 30, 2015. The unrealized losses are due only to market rate fluctuations. As of September 30, 2015, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had FHLB stock at a carrying value of $428 thousand and $542 thousand repurchased during the three and nine months ended September 30, 2015, respectively, and $120 thousand and $1.2 million was repurchased during the three and nine months ended September 30, 2014, respectively.  Stock purchases of $855 thousand and $2.7 million were made during the three and nine months ended September 30, 2015, respectively, and $745 thousand and $1.1 million during the three and nine months ending September 30, 2014, respectively.  Dividend payments of $22 thousand and $80 thousand were received during the three and nine months ended September 30, 2015, respectively, and $14 thousand and $41 thousand were received during the three and nine months ended September 30, 2014, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2015.

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015		December 31, 2014
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$291,100	42.49%	$249,454	40.84%
Commercial construction	16,088	2.35%	23,220	3.80%
Commercial	35,195	5.14%	34,182	5.60%
Residential real estate	341,936	49.91%	302,908	49.60%
Consumer	749	0.11%	972	0.16%
Total loans	685,068	100.00%	610,736	100.00%
Unearned origination fees	(39)		(155)
Allowance for loan losses	(5,964)		(5,614)
	$679,065		$604,967

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2015 and December 31, 2014, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2015	(In Thousands)
Commercial real estate	$289,545	$-	$1,555	$-	$291,100
Commercial construction	15,273	-	815	-	16,088
Commercial	35,129	66	-	-	35,195
Residential real estate	341,072	-	864	-	341,936
Consumer	749	-	-	-	749
Total	$681,768	$66	$3,234	$-	$685,068

December 31, 2014
Commercial real estate	$244,805	$1,989	$2,660	$-	$249,454
Commercial construction	21,844	-	1,376	-	23,220
Commercial	33,672	510	-	-	34,182
Residential real estate	302,533	154	221	-	302,908
Consumer	972	-	-	-	972
Total	$603,826	$2,653	$4,257	$-	$610,736

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2015 and December 31, 2014, respectively:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2015	(In Thousands)
With no related allowance recorded:
Commercial real estate	$2,919	$3,179		$3,438	$(28)	$3,924	$38
Commercial construction	815	815		1,096	(5)	1,236	20
Commercial	-	-		-	-	1	-
Residential real estate	913	920		1,136	1	943	6
Consumer	-	-		-	-	-	-
With an allowance recorded:
Commercial real estate	$746	$770	$72	$397	$18	$475	$18
Commercial construction	-	-	-	-	-	-	-
Commercial	322	322	116	323	3	324	8
Residential real estate	978	981	266	912	1	884	4
Consumer	-	-	-	-	-	-	-
Total:
Commercial real estate	$3,665	$3,949	$72	$3,835	$(10)	$4,399	$56
Commercial construction	815	815	-	1,096	(5)	1,236	20
Commercial	322	322	116	323	3	325	8
Residential real estate	1,891	1,901	266	2,048	2	1,827	10
Consumer	-	-	-	-	-	-	-
	$6,693	$6,987	$454	$7,302	$(10)	$7,787	$94
December 31, 2014
With no related allowance recorded:
Commercial real estate	$4,649	$4,984				$5,729	$172
Commercial construction	1,376	1,376				2,197	78
Commercial	4	4				48	1
Residential real estate	413	431				488	8
Consumer	-	-				-	-
With an allowance recorded:
Commercial real estate	$555	$555	$76			$575	$108
Commercial construction	-	-	-			-	-
Commercial	326	326	119			229	9
Residential real estate	858	858	202			925	15
Consumer	-	-	-			-	-
Total:
Commercial real estate	$5,204	$5,539	$76			$6,304	$280
Commercial construction	1,376	1,376	-			2,197	78
Commercial	330	330	119			277	10
Residential real estate	1,271	1,289	202			1,413	23
Consumer	-	-	-			-	-
	$8,181	$8,534	$397			$10,191	$391

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2015	December 31, 2014

	(In Thousands)
Commercial real estate	$164	$1,251
Commercial construction	-	-
Commercial	66	66
Residential real estate	864	366
Consumer	-	-
Total	$1,094	$1,683

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

September 30, 2015	(In Thousands)
Commercial real estate	$95	$94	$164	$353	$290,747	$291,100	$-
Commercial construction	500	-	-	500	15,588	16,088	-
Commercial	625	-	66	691	34,504	35,195	-
Residential real estate	149	3	864	1,016	340,920	341,936	-
Consumer	-	-	-	-	749	749	-
Total	$1,369	$97	$1,094	$2,560	$682,508	$685,068	$-

December 31, 2014
Commercial real estate	$1,018	$182	$937	$2,137	$247,317	$249,454	$-
Commercial construction	1,061	-	-	1,061	22,159	23,220	-
Commercial	-	-	66	66	34,116	34,182	-
Residential real estate	540	154	366	1,060	301,848	302,908	-
Consumer	25	-	-	25	947	972	-
Total	$2,644	$336	$1,369	$4,349	$606,387	$610,736	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending September 30, 2015
Beginning Balance - June 30, 2015	$2,005	$333	$391	$2,417	$32	$522	$5,700
Charge-offs	(14)	-	-	(2)	-	-	(16)
Recoveries	10	-	-	-	-	-	10
Provisions	212	(67)	13	91	(6)	27	270
Ending Balance - September 30, 2015	$2,213	$266	$404	$2,506	$26	$549	$5,964

Nine Months Ending September 30, 2015
Beginning Balance - December 31, 2014	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Charge-offs	(60)	-	-	(12)	-	-	(72)
Recoveries	10	-	-	-	-	-	10
Provisions	559	(135)	(3)	563	4	(576)	412
Ending Balance - September 30, 2015	$2,213	$266	$404	$2,506	$26	$549	$5,964

Three Months Ending September 30, 2014
Beginning Balance - June 30, 2014	$1,626	$416	$361	$1,859	$13	$1,159	$5,434
Charge-offs	(8)	(50)	-	-	-	-	(58)
Recoveries	-	198	-	-	-	-	198
Provisions	51	(171)	27	57	4	72	40
Ending Balance - September 30, 2014	$1,669	$393	$388	$1,916	$17	$1,231	$5,614

Nine Months Ending September 30, 2014
Beginning Balance - December 31, 2013	$1,791	$495	$349	$2,068	$24	$599	$5,326
Charge-offs	(10)	(50)	(38)	(63)	-	-	(161)
Recoveries	-	198	1	-	-	-	199
Provisions	(112)	(250)	76	(89)	(7)	632	250
Ending Balance - September 30, 2014	$1,669	$393	$388	$1,916	$17	$1,231	$5,614

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2015 and December 31, 2014.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2015
Allowance for Loan Losses
Ending Balance	$2,213	$266	$404	$2,506	$26	$549	$5,964
Ending balance: individually evaluated for impairment	$72	$-	$116	$266	$-	$-	$454
Ending balance: collectively evaluated for impairment	$2,141	$266	$288	$2,240	$26	$549	$5,510

Loans receivables:
Ending balance	$291,100	$16,088	$35,195	$341,936	$749		$685,068
Ending balance: individually evaluated for impairment	$3,665	$815	$322	$1,891	$-		$6,693
Ending balance: collectively evaluated for impairment	$287,435	$15,273	$34,873	$340,045	$749		$678,375

December 31, 2014
Allowance for Loan Losses
Ending Balance	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Ending balance: individually evaluated for impairment	$76	$-	$119	$202	$-	$-	$397
Ending balance: collectively evaluated for impairment	$1,628	$401	$288	$1,753	$22	$1,125	$5,217

Loans receivables:
Ending balance	$249,454	$23,220	$34,182	$302,908	$972		$610,736
Ending balance: individually evaluated for impairment	$5,204	$1,376	$330	$1,271	$-		$8,181
Ending balance: collectively evaluated for impairment	$244,250	$21,844	$33,852	$301,637	$972		$602,555

Beginning with the allowance for loan losses calculation of March 31, 2015, management added a new qualitative factor into the calculation which resulted in a reduction of the unallocated portion of the allowance. This new factor was based on management's best judgment using relevant information available at the time of the evaluation and is supported through documentation in a narrative accompanying the allowance for loan loss calculation.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	September 30, 2015
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,160	$-	$3,160
Commercial construction	260	-	260
Commercial	256	-	256
Residential real estate	1,027	-	1,027
Consumer	-	-	-
	$4,703	$-	$4,703

	December 31, 2014
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,401	$314	$3,715
Commercial construction	260	-	260
Commercial	264	-	264
Residential real estate	1,050	-	1,050
Consumer	-	-	-
	$4,975	$314	$5,289

As of September 30, 2015,  no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and nine months ended September 30, 2015. There were no newly restructured loans that occurred during the three months ended September 30, 2014. The following table presents newly restructured loans that occurred during the nine months ended September 30, 2014.

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Nine Months Ending September 30, 2014
Commercial	1	$262	$262
	1	$262	$262

The commercial loan above was restructured through a rate reduction and payment modification.  The impairment reserve on this TDR described was $54 thousand recorded in the allowance for loan loss for the three and nine months ending September 30, 2014.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and nine months ended September 30, 2015 and September 30, 2014.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2015 and December 31, 2014, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$35,833	$-	$35,833
Municipal bonds	-	42,210	-	42,210
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	1,612	-	1,612
September 30, 2015 Securities available for sale	$-	$79,655	$-	$79,655

U.S. Government agency obligations	$-	$30,076	$-	$30,076
Municipal bonds	-	38,624	-	38,624
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	7,501	-	7,501
Corporate bonds	-	996	-	996
December 31, 2014 Securities available for sale	$-	$77,197	$-	$77,197

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
September 30, 2015 Impaired loans (1)	$-	$-	$1,591	$1,591
September 30, 2015 Impaired loans (2)	$-	$-	$-	$-
September 30, 2015 Other real estate owned (1)	$-	$-	$1,405	$1,405
December 31, 2014 Impaired loans (1)	$-	$-	$863	$863
December 31, 2014 Impaired loans (2)	$-	$-	$479	$479
December 31, 2014 Other real estate owned (1)	$-	$-	$1,106	$1,106

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

At September 30, 2015, of the impaired loans having an aggregate balance of $6.7 million, $4.5 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $2.2 million in impaired loans, an aggregate valuation allowance of $454 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2015:
Impaired loans	$1,591	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-22.8%)
			Liquidation expenses (3)	0 to -8.5% (-7.7%)
Other real estate owned	$1,405	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)
December 31, 2014:
Impaired loans	$863	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-17.6%)
			Liquidation expenses (3)	0 to -8.5% (-8.2%)
Impaired loans	$479	Discounted Cash Flows (5)
Other real estate owned	$1,106	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)

1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014:

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2015 and December 31, 2014:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
September 30, 2015:
Financial assets:
Cash and cash equivalents	$17,601	$17,602	$17,602	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	79,655	79,655	-	79,655	-
Loans receivable, net of allowance	679,065	684,596	-	-	684,596
Restricted investments in bank stock	2,939	2,939	-	2,939	-
Accrued interest receivable	1,653	1,653	-	1,653	-
Financial liabilities:
Deposits	634,027	634,349	-	634,349	-
Securities sold under agreements to
repurchase and federal funds purchased	32,761	32,758	-	32,758	-
Short-term borrowings	56,420	56,402	-	56,402	-
Long-term borrowings	5,038	4,978	-	-	4,978
Accrued interest payable	430	430	-	430	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2014:
Financial assets:
Cash and cash equivalents	$16,390	$16,390	$16,390	$-	$-
Interest bearing time deposits	250	251	-	251	-
Securities available-for-sale	77,197	77,197	-	77,197	-
Loans receivable, net of allowance	604,697	611,256	-	-	611,256
Restricted investments in bank stock	784	784	-	784	-
Accrued interest receivable	1,599	1,599	-	1,599	-
Financial liabilities:
Deposits	611,668	611,975	-	611,975	-
Securities sold under agreements to
repurchase and federal funds purchased	30,304	30,302	-	30,302	-
Short-term borrowings	9,000	9,000	-	9,000	-
Long-term borrowings	1,900	1,877	-	-	1,877
Accrued interest payable	349	349	-	349	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2015 and December 31, 2014:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
September 30, 2015
Repurchase Agreements:
Corporate Institutions	$32,761	$-	$32,761	$(32,761)	$-	$-

December 31, 2014
Repurchase Agreements:
Corporate Institutions	$30,304	$-	$30,304	$(30,304)	$-	$-

As of September 30, 2015 and December 31, 2014, the fair value of securities pledged was $34.4 million and $34.5 million, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 14 – New Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU 2014-04) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. At September 30, 2015 and December 31, 2014 the Company had no foreclosed residential real estate held. At September 30, 2015 the Company had no recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  At December 31, 2014 the Company had $375 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2015 and for the three and nine months ended September 30, 2015  and 2014, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased $80.5 million from $719.1 million at December 31, 2014 to $799.6 million at September 30, 2015 due primarily to an increase in loans receivable.

Net income for the three months ended September 30, 2015 was $1.9 million compared to a net income for the three months ended September 30, 2014 of $1.7 million.  Net income for the nine months ended September 30, 2015 was $5.5 million compared to a net income for the nine months ended September 30, 2014 of $4.7 million.  Loans receivable, net of the allowance for loan losses, increased $74.1 million to $679.1 million at September 30, 2015 from $605.0 million at December 31, 2014.  With the market being very competitive, the Company remains committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and continues to become more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2015 and 2014 totaled $7.3 million and $6.6 million, respectively.  Average earning assets were $763.1 million for the three months ended September 30, 2015 compared to $685.4 million for the three months ended September 30, 2014. The tax equivalent yield on average earning assets was 3.87% for the third quarter of 2015 compared to 3.93% for the third quarter of 2014.

Total interest expense for the three months ended September 30, 2015 increased  $46 thousand to $814 thousand as compared to $768 thousand for the three months ended September 30, 2014, primarily due to an increase in average certificates of deposit balances, an increase in short-term borrowings and an increase in deposit rates.  Average interest bearing liabilities were $640.3 million for the three months ended September 30, 2015 compared to $580.5 million for the three months ended September 30, 2014.  The yield on average interest bearing liabilities was 0.50% and 0.52% for the third quarters of 2015 and 2014, respectively.

Net interest income for the three months ended September 30, 2015 was $6.4 million compared to $5.8 million for the three months ended September 30, 2014. The improvement in net interest income for the three months ended September 30, 2015 is a result of the growth in the loan portfolio, offset by growth in certificates of deposits and short-term borrowings. The Company’s net interest margin for the three months ended September 30, 2015 decreased six (6) basis points to 3.45% as compared to 3.51% for the three months ended September 30, 2014, due to the current interest rate environment, including decreased interest rates on the loan portfolio due to the competitive interest rate pressure of lending and increased interest rates on certificate of deposits, offset by the decreased cost of borrowed funds.

Total interest income for the nine months ended September 30, 2015 and 2014 totaled $21.0 million and $19.4 million, respectively.  Average earning assets were $734.1 million for the nine months ended September 30, 2015 compared to $675.8 million for the nine months ended September 30, 2014. The tax equivalent yield on average earning assets for the nine months ended September 30, 2015 decreased two (2) basis points to 3.93% as compared to 3.95% for the nine months ended September 30, 2014.

Total interest expense for the nine months ended September 30, 2015 increased $64 thousand to $2.3 million as compared to $2.2 million for the nine months ended September 30, 2014. Average interest bearing liabilities were $617.8 million for the nine months ended September 30, 2015 compared to $575.1 million for the nine months ended September 30, 2014.  The yield on average interest bearing liabilities for the nine months ended September 30, 2015 decreased two (2) basis points to 0.50% from 0.52% as of September 30, 2014.  The decrease is primarily the result of the decrease in the cost of borrowed funds.

Net interest income for the nine months ended September 30, 2015 was $18.7 million compared to $17.1 million for the nine months ended September 30, 2014. The improvement in net interest income for the nine months ended September 30, 2015 is a result of the growth in the loan portfolio,  offset by growth in savings, short-term borrowings, and certificate of deposits. The Company’s net interest margin for the nine months ended September 30, 2015 increased one (1) basis point to 3.51% as compared to 3.50% for the nine months ended September 30, 2014, due to the current interest rate environment, including decreased cost of borrowed funds, offset by decreased interest rates on the loan and investment securities portfolios and the competitive interest rate pressure of lending.

The table below sets forth average balances and corresponding yields for the corresponding periods ended September 30, 2015 and 2014, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2015			2014
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 663,271	$ 6,655	3.98%	$ 582,286	$ 5,999	4.09%
Loans - non-taxable	10,050	81	4.84%	8,928	59	3.97%
Investment securities - taxable	49,719	198	1.60%	45,581	184	1.62%
Investment securities - non-taxable	32,196	295	5.51%	36,441	332	5.48%
Federal funds sold	715	1	0.21%	969	1	0.22%
Time deposits	242	-	0.58%	602	1	1.04%
Interest bearing deposits with banks	6,941	25	1.43%	10,560	18	0.68%
TOTAL INTEREST EARNING ASSETS	763,134	7,255	3.87%	685,367	6,594	3.93%
Less allowance for loan losses	(5,821)			(5,430)
Other assets	36,954			31,504
TOTAL ASSETS	$ 794,267			$ 711,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 59,255	$ 10	0.07%	$ 59,292	$ 7	0.05%
Savings	402,198	492	0.49%	405,321	501	0.49%
Certificates of deposit	86,898	230	1.05%	76,030	186	0.97%
Securities sold under agreements to repurchase, and short & long-term borrowings	91,921	82	0.35%	39,820	74	0.74%
TOTAL INTEREST BEARING LIABILITIES	640,272	814	0.50%	580,463	768	0.52%

Non-interest bearing demand deposits	77,714			62,804
Other liabilities	6,409			5,552
Stockholders' equity	69,872			62,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 794,267			$ 711,441

Net interest income		$ 6,441			$ 5,826
Net interest spread			3.37%			3.41%
Net interest margin			3.45%			3.51%

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2015			2014

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 633,135	$ 19,125	4.04%	$ 574,564	$ 17,615	4.10%
Loans - non-taxable	9,845	238	4.90%	7,970	166	4.22%
Investment securities - taxable	50,408	612	1.61%	46,166	575	1.66%
Investment securities - non-taxable	33,379	903	5.47%	34,528	949	5.56%
Federal funds sold	674	1	0.21%	940	2	0.22%
Time deposits	247	1	0.56%	1,286	10	1.06%
Interest bearing deposits with banks	6,366	88	1.85%	10,386	54	0.70%
TOTAL INTEREST EARNING ASSETS	734,054	20,968	3.93%	675,840	19,371	3.95%
Less allowance for loan losses	(5,691)			(5,382)
Other assets	34,383			29,095
TOTAL ASSETS	$ 762,746			$ 699,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 58,204	$ 25	0.06%	$ 60,100	$ 24	0.05%
Savings	407,419	1,480	0.49%	403,988	1,456	0.48%
Certificates of deposit	79,538	594	1.00%	73,835	530	0.96%
Securities sold under agreements to repurchase, and short & long-term borrowings	72,677	202	0.37%	37,199	227	0.82%
TOTAL INTEREST BEARING LIABILITIES	617,838	2,301	0.50%	575,122	2,237	0.52%

Non-interest bearing demand deposits	72,406			60,855
Other liabilities	5,703			4,533
Stockholders' equity	66,799			59,043
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 762,746			$ 699,553

Net interest income		$ 18,667			$ 17,134
Net interest spread			3.43%			3.43%
Net interest margin			3.51%			3.50%

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

For the three months ended September 30, 2015, the provision for loan losses was $270 thousand, as compared to $40 thousand for the same period ended September 30, 2014.  In the three months ended September 30, 2015, there were charge-offs in the amount of $16 thousand, as compared to $58 thousand in the three months ended September 30, 2014.    For the nine months ended September 30, 2015, the provision for loan losses was $412 thousand, as compared to $250 thousand for the same period ended September 30, 2014.  In the nine months ended September 30, 2015, there were charge-offs in the amount of $72 thousand and $10 thousand in recoveries, compared to $161 thousand in charge-offs and $199 thousand in recoveries during the same period in 2014.  The allowance for loan losses is $6.0 million as of September 30, 2015, which is 0.87% of outstanding loans, compared to $5.6 million or 0.94% of outstanding loans as of September 30, 2014. At December 31, 2014, the allowance for loan losses of $5.6 million represented 0.92% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In Thousands)
Loans receivable at end of period	$685,068	$594,927	$685,068	$594,927
Allowance for loan losses:
Balance, beginning	$5,700	$5,434	$5,614	$5,326
Provision for loan losses	270	40	412	250
Loans charged off:
Commercial real estate	(14)	(8)	(60)	(10)
Commercial construction	-	(50)	-	(50)
Commercial	-	-	-	(38)
Residential real estate	(2)	-	(12)	(63)
Consumer	-	-	-	-
Total loans charged off	(16)	(58)	(72)	(161)
Recoveries of loans previously charged off:
Commercial real estate	10	-	10	-
Commercial construction	-	198	-	198
Commercial	-	-	-	1
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total recoveries	10	198	10	199
Net charge offs	(6)	140	(62)	38
Balance at end of period	$5,964	$5,614	$5,964	$5,614
Allowance for loan losses to loans receivable at end of period	0.87%	0.94%	0.87%	0.94%

Non-interest Income

Total non-interest income was $653 thousand for the three months ended September 30, 2015 compared to $611 thousand for the same period in 2014. The increase is due primarily to growth in the Bank’s credit card and merchant processing customer base, an increase in income associated with bank owned life insurance and a $26 thousand gain on the sale of securities, offset by a $62 thousand increase in impairment losses on other real estate owned. Total non-interest income was $2.1 million for the nine months ended September 30, 2015 compared to $1.8 million for the same period in 2014.  The increase is due primarily to the $165 thousand gain on sale of securities realized in 2015 compared to $31 thousand for the same period in 2014, growth in the Bank’s credit card and merchant processing customer base and an increase in income associated with bank owned life insurance, offset by a $95 thousand increase in impairment losses on other real estate owned.

Non-interest Expense

Non-interest expenses increased $170 thousand from $4.0 million for the three months ended September 30, 2014 to $4.2 million for the same period ended September 30, 2015. The increase is due to: an increase of $53 thousand in data processing expense due primarily to a network virtualization project and installation of fiber connectivity; an increase of $84 thousand due to credit card processing volume; an increase of $71 thousand in advertising and promotion expense due primarily to the launch of a new advertising program; an increase of $12 thousand in loan and real estate fees; and an increase of $74 in other expenses due primarily to stationery and printing expense and costs associated with supplemental executive retirement plans, offset by a decrease in salaries and employee benefits of $69 thousand due primarily to a decrease in non-qualified pension expense; a decrease of $16 thousand in occupancy and equipment expense; and a decrease of $55 thousand in other real estate owned expenses.

Non-interest expenses increased $546 thousand from $12.1 million for the nine months ended September 30, 2014 to $12.6 million for the same period ended September 30, 2015. The increase is due to: an increase of $231 thousand in data processing expense due primarily to the implementation of mobile banking, a network virtualization project and installation of fiber connectivity; an increase of $212 thousand due to credit card processing volume; an increase of $214 thousand in advertising and promotion expense due to the launch of new online banking initiatives, mortgage promotions and a new advertising program; an increase of $32 thousand in loan and real estate fees; an increase of $40 thousand in charitable contributions; and an increase of $132 thousand in other expenses due primarily to operating expenses, customer entertainment expense and costs associated with supplemental executive retirement plans, offset by a decrease in salaries and employee benefits of $210 thousand, due primarily to a decrease in non-qualified pension expense;

a decrease of $37 thousand  in occupancy and equipment expense; a decrease of $25 thousand in FDIC insurance expense; and a decrease of $32 thousand in other real estate owned expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended September 30, 2015 totaled $766 thousand, or 29.0% of income before taxes. The provision for income taxes for the three months ended September 30, 2014 totaled $672 thousand, or 28.2% of income before taxes.  The allocated provision for income taxes for the nine months ended September 30, 2015 totaled $2.2 million, or 28.6% of income before taxes. The provision for income taxes for the nine months ended September 30, 2014 totaled $1.8 million, or 28.1% of income before taxes. The slight increase in the tax rate is primarily the result of the change in the mix of taxable and tax free loans.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2015. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2015 were $79.7 million compared to $77.2 million at December 31, 2014. The increase in the investment portfolio is the result of the purchase of eleven (11) U.S. Government agency obligations totaling $12.6 million, the purchase of eight (8) municipal obligations totaling $6.4 million, offset by pay downs on mortgage-backed securities, maturities, calls, a decrease in unrealized gains, the sale of five (5) mortgage-backed securities totaling $5.3 million, the sale of one (1) municipal obligation totaling $443 thousand, and the sale of two (2) U.S. Government agency obligations totaling $5.0 million.  The carrying value of the securities portfolio as of September 30, 2015 includes a net unrealized gain of $2.0 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $2.2 million at December 31, 2014. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2015 increased $74.1 million to $679.1 million from $605.0 million at December 31, 2014. The loan-to-deposit ratio increased from 100% at December 31, 2014 to 108% at September 30, 2015. The Bank’s loan portfolio at September 30, 2015 was comprised of residential real estate and consumer loans of $342.7 million, an increase of $38.8 million from December 31, 2014, and commercial loans of $342.4 million, an increase of $35.5 million from December 31, 2014.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $350 thousand totaling $6.0 million at September 30, 2015 compared to $5.6 million at December 31, 2014. At September 30, 2015 and December 31, 2014, the allowance for loan losses represented 0.87% and 0.92%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2015, December 31, 2014, and September 30, 2014 aggregate balances on non-performing loans equaled $5.8 million, $6.7 million and $6.8 million, respectively, representing 0.85%, 1.09% and 1.15% of total loans at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the nine months ended September 30, 2015.  The Company has eight (8) foreclosed assets in the amount of $1.4 million as of September 30, 2015, as compared to six (6) foreclosed assets at December 31, 2014 in the amount of $1.1 million.  The net change is a result of: the acquisition of five (5) assets in the amount of $518 thousand, the sale of three (3) assets in the amount of $152 thousand, and a $104 thousand impairment loss.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2015	2014	2014

	(In Thousands)
Non-accrual - commercial	$230	$1,318	$1,553
Non-accrual - consumer	864	366	221
Restructured loans, accruing interest and less than 90 days past due	4,703	4,975	5,061
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	5,797	6,659	6,835
Foreclosed assets	1,405	1,106	879
Total nonperforming assets	$7,202	$7,765	$7,714
Nonperforming loans to total loans at period-end	0.85%	1.09%	1.15%
Nonperforming assets to total assets	0.90%	1.08%	1.08%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased  $53 thousand from December 31, 2014 to September 30, 2015. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at September 30, 2015 increased  $22.3 million to $634.0 million from $611.7 million at December 31, 2014.  Demand deposits increased $8.8 million and time deposits increased $17.8 million, offset by a decrease in savings deposits of $6.1 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $17.6 million at September 30, 2015, compared to $16.4 million at December 31, 2014.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At September 30, 2015, the Company had $79.7 million of available for sale securities. Securities with carrying values of approximately $64.2 million and $62.7 million at September 30, 2015 and December 31, 2014, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

The Bank also has borrowing capacity with the FHLB of approximately $386.6 million, which includes a line of credit for $150.0 million. Long-term loans outstanding with the FHLB totaled $4.6 million as of September 30, 2015. There were no outstanding long-term loans as of December 31, 2014.  Short-term loans outstanding with FHLB totaled $56.4 million and $9.0 million as of September 30, 2015 and December 31, 2014, respectively. The increase in short-term loans outstanding with FHLB was primarily used to fund loan growth and investment security purchases. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a line of credit with ACBB of approximately $10.0 million, of which none was outstanding at September 30, 2015.   Advances from this line are unsecured.

The Company has two lines of credit totaling an aggregate of $10 million with Univest, of which an aggregate of $400 thousand was outstanding at September 30, 2015, and $1.9 million was outstanding at December 31, 2014.  These lines of credit are secured by 833,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $93.9 million  at  September 30, 2015.  The Company also has letters of credit outstanding of $3.6 million at September 30, 2015. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $66.3 million as of September 30, 2015, representing a net increase of $4.9 million from December 31, 2014.  The increase in capital was primarily the result of the net income of $5.5 million, offset by dividends declared of $736 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2015, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	September 30, 2015	December 31, 2014

	(Dollars In Thousands)
Tier I, common stockholders' equity	$65,114	$61,510
Tier II, allowable portion of allowance for loan losses	5,964	5,614
Total capital	$71,078	$67,124

Common equity tier 1 capital ratio	11.4%	-
Tier I risk based capital ratio	11.4%	12.4%
Total risk based capital ratio	12.4%	13.5%
Tier I leverage ratio	8.3%	8.5%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	September 30, 2015	December 31, 2014

	(Dollars In Thousands)
Tier I, common stockholders' equity	$64,933	$59,868
Tier II, allowable portion of allowance for loan losses	5,964	5,614
Total capital	$70,897	$65,482

Common equity tier 1 capital ratio	11.3%	-
Tier I risk based capital ratio	11.3%	12.0%
Total risk based capital ratio	12.4%	13.2%
Tier I leverage ratio	8.2%	8.2%

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2015, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of
Registrant’s Form 10-Q filed on May 14, 2010).
3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on August 19, 2014).
10.1	Lease dated September 1, 2015 by and between Embassy Bank for the Lehigh Valley and Orwig Property
Management Center Square, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on September 3, 2015).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 10, 2015	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 10, 2015	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of
Registrant’s Form 10-Q filed on May 14, 2010).
3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on August 19, 2014).
10.1	Lease dated September 1, 2015 by and between Embassy Bank for the Lehigh Valley and Orwig Property
Management Center Square, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on September 3, 2015).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.