Form 10-K
period 2015-12-31
Embassy Bancorp, Inc.
filed 2016-03-30
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end    December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2015, the registrant’s most recently completed second fiscal quarter was $54,122,560.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 25, 2016	($1.00 Par Value)	7,413,481
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Business Lending

The Company is generally targeting businesses with annual revenues of less than $10 million. These customers tend to be ignored by the larger institutions and have felt the most negative effects of the recent bank consolidations. The Company offers responsiveness, flexibility and local decision making for loan applications of small business owners thereby eliminating delays caused by non-local management. The Company participates in local, state and federal loan programs.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The Company had its last CRA examination in 2015 and received a “satisfactory” rating.

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

Service Area

The Company draws its primary deposits and business from areas immediately surrounding its principal office in Hanover Township, Pennsylvania and its branch offices in South Whitehall Township, Lower Macungie Township, the City of Bethlehem, Salisbury Township, Lower Saucon Township, Lower Nazareth Township and Borough of Nazareth, Pennsylvania, as well as the remainder of Lehigh and Northampton Counties in Pennsylvania.

Embassy Bancorp, Inc.

Bank Premises

The Company leases each of its bank operations premises, situated at the following locations:

1.	Hanover Township, Northampton County
2.	South Whitehall Township, Lehigh County
3.	Salisbury Township, Lehigh County
4.	Lower Macungie Township, Lehigh County
5.	City of Bethlehem, Lehigh County
6.	Lower Saucon Township, Northampton County
7.	Lower Nazareth Township, Northampton County
8.	Borough of Nazareth, Northampton County

The Company pays certain additional expenses of occupying these spaces including, but not necessarily limited to, real estate taxes, insurance, utilities and repairs. The Company is obligated under the leases to maintain the premises in good order, condition and repair.

Employees

As of December 31, 2015, the Company had a total of 76 full-time equivalent employees.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. In January 2016,  the new capital conservation buffer requirement started being phased in at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

At December 31, 2015, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards.  See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Embassy Bancorp, Inc.

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

At December 31, 2015, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for the Bank for 2015 was $0.01 for each $100 of DIF deposits.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity.  In addition, the FDIC decreased deposit insurance assessment rates, effective April 1, 2011.  The revised initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for risk category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively.  The revised rates and assessment base had a positive effect by lowering the FDIC insurance assessment rate paid by the Bank.  However, if the risk category of the Bank changes adversely, FDIC insurance premiums paid by the Bank could increase.

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

Item 1B. Unresolved Staff Comments.

    None.

Item 2. PROPERTIES.

    The Company, through the Bank, occupies eight full-service banking offices in the Lehigh Valley:

• Hanover Township, Northampton County (includes administrative offices)
• South Whitehall Township, Lehigh County
• Salisbury Township, Lehigh County
• Lower Macungie Township, Lehigh County
• City of Bethlehem, Lehigh County
• Lower Saucon Township, Northampton County
• Lower Nazareth Township, Northampton County
• Borough of Nazareth, Northampton County

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

	2015		2014
	High	Low	High	Low
First Quarter	$10.85	$10.21	$8.20	$7.45
Second Quarter	$10.85	$10.30	$8.99	$7.84
Third Quarter	$10.92	$10.50	$9.00	$8.65
Fourth Quarter	$11.11	$10.45	$10.80	$8.82

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 25, 2016, there are approximately 997 owners of record of the common stock of the Company.

(c)On September 30, 2015, the Company paid $736,687, or $0.10 per share, in an annual cash dividend on its common stock. On September 30, 2014, the Company paid $440,026, or $0.06 per share, in an annual cash dividend on its common stock.  As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company.  See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s Stock Incentive Plan, as of December 31, 2015:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	112,016	$ 7.14	328,144

(e)Sales of Securities.

None.

(f)Repurchase of Equity Securities.

None.

Item 6. Selected Financial Data.

Not required of a smaller reporting company.

Embassy Bancorp, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for loan losses and the valuation of deferred tax assets involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

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

OVERVIEW

The Company’s assets grew $84.9 million from $719.1 million at December 31, 2014 to $804.0 million at December 31, 2015. The Company’s deposits grew $48.6 million from $611.7 million at December 31, 2014 to $660.3 million at December 31, 2015. During the same period, loans receivable, net of the allowance for loan losses, increased $79.0 million to $684.0 million at December 31, 2015 from $605.0 million at December 31, 2014. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and continues to become more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

The Company reported net income of $7.4 million for the year ended December 31, 2015 as compared to net income of $6.4 million for the year ended December 31, 2014, an increase of $1.0 million, or 15.7%.  Diluted earnings per share increased to $1.00 in 2015 from $0.87 in 2014.

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

2015 Compared to 2014

Total interest income for the year ended December 31, 2015 was $28.3 million, compared to $26.1 million for the year ended December 31, 2014. Total interest expense for the year ended December 31, 2015 was $3.1 million, compared to $3.0 million for the year ended December 31, 2014.  The increase in interest income is due to the growth in loan balances, offset by lower yields in this interest rate environment.  The slight increase in interest expense is primarily due to growth in savings, certificate of deposits and short-term borrowings.  Net interest income increased 9.0% to $25.1 million for the year ended December 31, 2015 as compared to $23.1 million for the year ended December 31, 2014.

Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Interest rate spread is the mathematical difference between the average interest earned on earning assets and interest paid on

Embassy Bancorp, Inc.

interest bearing liabilities. Interest margin represents the net interest yield on earning assets and is derived by dividing net interest income by average earning assets. In a mature financial institution the interest margin gives a reader a better indication of asset earning results when compared to peer groups or industry standards.

The Company’s net interest margin for the year ended December 31, 2015 was 3.48% compared to 3.50% for the year ended December 31, 2014. The decrease in the margin is due primarily to the decrease in loan and investment rates and increase in deposit rates associated with the current market conditions, offset by the decrease in short-term borrowing and coupled with the significant growth in the loan and interest bearing deposit balances. During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013

	Average		Tax Equivalent	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

				(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$643,774	$25,823	4.01%	$579,496	$23,708	4.09%	$530,174	$22,471	4.24%
Loans - non-taxable (1)	9,887	315	4.83%	8,353	230	4.17%	3,848	146	5.75%
Investment securities - taxable (3)	49,280	795	1.61%	45,675	753	1.65%	48,685	820	1.68%
Investment securities - non-taxable (1) (3)	33,264	1,193	5.43%	34,698	1,269	5.54%	33,357	1,168	5.30%
Federal funds sold	680	2	0.29%	955	2	0.22%	792	2	0.20%
Time deposits	185	1	0.54%	1,025	11	1.07%	3,487	34	0.98%
Interest bearing deposits with banks	6,728	124	1.84%	10,738	77	0.72%	7,142	25	0.35%

TOTAL INTEREST EARNING ASSETS	743,798	28,253	3.90%	680,940	26,050	3.94%	627,485	24,666	4.04%

Less allowance for loan losses	(5,769)			(5,440)			(5,140)
Other assets	35,564			31,047			28,496

TOTAL ASSETS	$773,593			$706,547			$650,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$60,401	$41	0.07%	$60,603	$32	0.05%	$57,651	$38	0.07%
Savings	406,642	1,978	0.49%	404,196	1,953	0.48%	384,407	1,816	0.47%
Certificates of deposit	83,278	859	1.03%	74,385	721	0.97%	56,787	563	0.99%
Securities sold under agreements to repurchase and other borrowings	72,892	257	0.35%	39,634	293	0.74%	43,341	523	1.21%

TOTAL INTEREST BEARING LIABILITIES	623,213	3,135	0.50%	578,818	2,999	0.52%	542,186	2,940	0.54%

Non-interest bearing demand deposits	76,062			62,161			50,527
Other liabilities	5,730			4,695			3,693
Stockholders' equity	68,588			60,873			54,435

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$773,593			$706,547			$650,841

Net interest income		$25,118			$23,051			$21,726
Net interest spread			3.40%			3.42%			3.50%
Net interest margin			3.48%			3.50%			3.57%

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

	2015 vs. 2014			2014 vs. 2013
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$2,630	$(515)	$2,115	$2,090	$(853)	$1,237
Loans - non-taxable	42	43	85	171	(87)	84
Investment securities - taxable	59	(17)	42	(51)	(16)	(67)
Investment securities - non-taxable	(52)	(24)	(76)	47	54	101
Federal funds sold	(1)	1	-	-	-	-
Time deposits	(9)	(1)	(10)	(24)	1	(23)
Interest bearing deposits with banks	(29)	76	47	12	41	53
Total net change in income on
interest-earning assets	2,640	(437)	2,203	2,245	(860)	1,385

Interest-bearing liabilities:
Interest bearing demand deposits	-	9	9	2	(8)	(6)
Savings	12	13	25	93	44	137
Certificates of deposit	86	52	138	174	(16)	158
Total deposits	98	74	172	269	20	289
Securities sold under agreements to
repurchase and other borrowings	246	(282)	(36)	(45)	(185)	(230)
Total net change in expense on
interest-bearing liabilities	344	(208)	136	224	(165)	59
Change in net interest income	$2,296	$(229)	$2,067	$2,021	$(695)	$1,326

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

For the year ended December 31, 2015, the provision for loan losses was $532 thousand, compared to $250 thousand for the year ended December 31, 2014. The increase in the provision for loan losses was primarily due to the volume of loan growth in 2015 over 2014.  Loans grew $79.0 million in 2015 compared to $41.7 million in 2014.  The allowance for loan losses as of December 31, 2015 was $6.1 million, which represents 0.88% of outstanding loans, which is comparable to the $5.6 million as of December 31, 2014, representing 0.92% of outstanding loans. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily credit card processing fees, service fees on deposit and loan relationships and income from bank owned life insurance. Non-interest income also

Embassy Bancorp, Inc.

may include net gains and losses from the sale of available for sale securities. Total non-interest income was $2.8 million for the year ended December 31, 2015 compared to $2.4 million for the year ended December 31, 2014.  This increase in non-interest income is due to fees from credit card processing services in the amount of $249 thousand, or 17.5%, over 2014, as well as an increase in income on bank owned life insurance in the amount of $97 thousand, or 31.5%, over 2014, and gain from sales of securities realized of $165 thousand in 2015 compared to $33 thousand in 2014, offset by a $95 thousand increase in impairment losses on other real estate owned. As the deposit customer account base grows and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2015 was $17.0 million, compared to $16.3 million for the year ended December 31, 2014.  At December 31, 2015, the Company had seventy-six (76) full-time equivalent employees compared to sixty-nine (69) full-time equivalent employees at December 31, 2014.  The increase in non-interest expenses is due to: an increase of $232 thousand, or 21.1%, over 2014, in advertising and promotion expenses due to online banking initiatives, mortgage promotions and a new advertising program; an increase of $302 thousand, or 23.3%, over 2014, in credit card/merchant processing expense due to increased credit card/merchant processing volume; an increase of $222 thousand, or 16.8%, over 2014, in data processing primarily due to the implementation of mobile banking, addition of a branch, enhancements to the information technology systems and installation of fiber connectivity; and an increase of $164 thousand, or 16.3%, over 2014, in other expenses, offset by a decrease of $113 thousand in real estate owned expenses due primarily to expenses incurred in 2014 for site repairs of one property and the additional bank-owned properties acquired in 2014; and a decrease of $121 thousand in salaries and employee benefits due primarily to a decrease in non-qualified pension expense, offset by increases in salaries and payroll taxes due to the increase in employees noted above. Non-qualified pension expense decreased in 2015 compared to 2014 since in the 2014 year there were amendments to certain of the non-qualified plans resulting in necessary increases in the plan liabilities for that year.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.9 million at December 31, 2015 compared to $2.5 million at December 31, 2014.  The effective rate on income taxes for the years ended December 31, 2015 and 2014 was 28.5% and 27.9%, respectively.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk securities or derivatives as of December 31, 2015.

Embassy Bancorp, Inc.

The Company’s securities portfolio was $77.3 million at December 31, 2015, a $56 thousand increase from securities of $77.2 million at December 31, 2014. The Company’s securities have increased primarily due to a combination of investment principal pay-downs, maturities and sales totaling $18.6 million, offset by purchases in the amount of $19.0 million and a $347 thousand decrease in unrealized gains. The carrying value of the securities portfolio as of December 31, 2015 includes a net unrealized gain of $1.9 million, as compared to a net unrealized gain of $2.2 million as of December 31, 2014, which is recorded to accumulated other comprehensive income in stockholders’ equity. This decrease in the unrealized gain is due primarily to the changes in market conditions from 2014 to 2015.  No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2015,  2014 and 2013.

	2015	2014	2013

		(In Thousands)

U.S. Government agency obligations	$34,570	$30,076	$27,005
Municipal securities	41,204	38,624	32,900
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	1,479	7,501	9,362
Corporate bonds	-	996	2,021
Total Securities Available for Sale	$77,253	$77,197	$71,288

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2015.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Government agency
obligations	$5,025	0.71%	$29,545	1.20%	$-	-	$-	-	$34,570	1.12%
Municipal securities	56	4.85%	4,785	3.30%	19,940	4.55%	16,423	6.30%	41,204	5.10%
U.S. GSE - Mortgage-
backed securities-
residential	137	4.01%	1,065	4.23%	277	6.04%	-	-	1,479	5.64%
Total Debt Securities	$5,218	0.84%	$35,395	1.62%	$20,217	4.04%	$16,423	6.15%	$77,253	3.33%

Embassy Bancorp, Inc.

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2015,  2014,  2013,  2012 and 2011. All of the Company’s loans are to domestic borrowers.

	December 31, 2015		December 31, 2014		December 31, 2013
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$289,304	41.92%	$249,454	40.84%	$235,545	41.40%
Commercial construction	17,786	2.58%	23,220	3.80%	21,109	3.71%
Commercial	34,955	5.06%	34,182	5.60%	28,017	4.92%
Residential real estate	347,316	50.33%	302,908	49.60%	283,421	49.82%
Consumer	745	0.11%	972	0.16%	846	0.15%

Gross loans	690,106	100.00%	610,736	100.00%	568,938	100.00%
Unearned origination (fees) costs	9		(155)		(355)

	$690,115		$610,581		$568,583

	December 31, 2012		December 31, 2011
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$204,904	40.53%	$171,792	40.56%
Commercial construction	19,717	3.90%	13,414	3.17%
Commercial	28,696	5.68%	26,879	6.35%
Residential real estate	250,854	49.62%	210,361	49.65%
Consumer	1,382	0.27%	1,140	0.27%

Gross loans	505,553	100.00%	423,586	100.00%
Unearned origination (fees) costs	(334)		(245)

	$505,219		$423,341

Embassy Bancorp, Inc.

The following table shows the maturities of the commercial loan portfolio and the sensitivity of such loans to interest rate fluctuations at December 31, 2015.

	One year or Less	After One Year Through Five Years	After Five Years	Total

	(In Thousands)

Commercial real estate	$31,973	$164,237	$93,094	$289,304
Commercial construction	6,960	10,826	-	17,786
Commercial	15,302	16,303	3,350	34,955

	$54,235	$191,366	$96,444	$342,045

Fixed Rates	$20,024	$183,405	$96,056	$299,485
Variable Rates	34,211	7,961	388	42,560

	$54,235	$191,366	$96,444	$342,045

Credit Risk and Loan Quality

The allowance for loan losses increased $454 thousand to $6.1 million at December 31, 2015 from $5.6 million at December 31, 2014. At December 31, 2015 and December 31, 2014, the allowance for loan losses represented 0.88% and 0.92%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2015, aggregate balances on non-performing loans equaled $5.5 million compared to $6.7 million at December 31, 2014,  representing 0.79% and 1.09% of total loans at December 31, 2015 and December 31, 2014, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings). Troubled debt restructuring loans, which are considered non-performing loans, outstanding at December 31, 2015 totaled $4.7 million. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection.  A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.

Embassy Bancorp, Inc.

As of December 31, 2015 the Company had four (4) foreclosed assets totaling $1.2 million, one in the amount of $532 thousand acquired in October 2010, one in the amount of $348 thousand acquired in August 2014, one in the amount of $221 thousand acquired in August 2015 and one in the amount of $123 thousand acquired in November 2015.  Subsequent to December 31, 2015, the Company sold the property acquired in November 2015, and a portion of the property acquired in October 2010 for a loss of $1 thousand.  The details for the non-performing loans and assets are included in the following table:

	December 31,

	2015	2014	2013	2012	2011

	(Dollars In Thousands)

Non-accrual - commercial	$230	$1,318	$1,824	$2,143	$1,869
Non-accrual - consumer	529	366	481	301	-
Restructured, accruing interest	4,723	4,975	7,354	7,841	7,264
Loans past due 90 or more days, accruing interest	-	-	763	361	265
Total nonperforming loans	5,482	6,659	10,422	10,646	9,398
Foreclosed assets	1,224	1,106	659	3,038	3,388
Total nonperforming assets	$6,706	$7,765	$11,081	$13,684	$12,786
Nonperforming loans to total loans	0.79%	1.09%	1.83%	2.11%	2.22%
Nonperforming assets to total assets	0.83%	1.08%	1.65%	2.13%	2.23%

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.88% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2015, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2015, the Company had $6.4 million of impaired loans (defined as a loan that management feels probable the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or loans considered to be troubled debt restructurings) compared to $8.1 million at December 31, 2014.  Most of the Company’s impaired loans required no specific reserves due to adequate collateral.  As of December 31, 2015, the Company had impaired loans of $1.2 million requiring a specific reserve of $370 thousand.  As of December 31, 2014, the Company had impaired loans of $1.7 million requiring a specific reserve of $397 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2015	2014	2013	2012	2011

	(Dollars In Thousands)

Loans receivable at end of year	$690,115	$610,581	$568,583	$505,219	$423,341

Allowance for loan losses:
Balance, beginning	$5,614	$5,326	$5,147	$4,215	$3,709
Provision for loan losses	532	250	992	1,183	734
Loans charged off:
Commercial real estate	(60)	(10)	(530)	(231)	(137)
Commercial construction	-	(50)	(197)	-	-
Commercial	-	(38)	(13)	-	(50)
Residential real estate	(28)	(63)	(112)	(39)	(63)
Consumer	-	-	(5)	-	-
Total charged offs	(88)	(161)	(857)	(270)	(250)
Recoveries of loans previously charged-off:
Commercial real estate	10	-	13	1	2
Commercial construction	-	198	-	-	-
Commercial	-	1	3	-	4
Residential real estate	-	-	28	18	4
Consumer	-	-	-	-	12
Total recoveries	10	199	44	19	22
Net charged offs	(78)	38	(813)	(251)	(228)
Balance at end of year	$6,068	$5,614	$5,326	$5,147	$4,215

Allowance for loan losses to loans
receivable at end of year	0.88%	0.92%	0.94%	1.02%	1.00%

Embassy Bancorp, Inc.

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories and the related percent of total loans in each category. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2015	% of Total Loans	December 2014	% of Total Loans	December 2013	% of Total Loans	December 2012	% of Total Loans	December 2011	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$2,132	41.92%	$1,704	40.84%	$1,791	41.40%	$2,007	40.53%	$1,264	40.56%
Commercial construction	294	2.58%	401	3.80%	495	3.71%	660	3.90%	352	3.17%
Commercial	402	5.06%	407	5.60%	349	4.92%	394	6.71%	423	6.35%
Residential real estate	2,529	50.33%	1,955	49.60%	2,068	49.82%	1,677	48.59%	1,691	49.65%
Consumer	29	0.11%	22	0.16%	24	0.15%	33	0.27%	40	0.27%
Unallocated	682		1,125		599		376		445

Total Allowance for Loan Losses	$6,068	100.00%	$5,614	100.00%	$5,326	100.00%	$5,147	100.00%	$4,215	100.00%

Deposits

As growth continues, the Company expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2015 were $660.3 million, an increase of $48.6 million, or 7.9%, over total deposits of $611.7 million as of December 31, 2014.  The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2015	December 31, 2014	December 31, 2013

		(In Thousands)
Demand, non-interest bearing	$89,959	$68,467	$58,705
Demand, NOW and money market, interest bearing	67,402	63,263	59,451
Savings	406,361	405,964	389,613
Time, $100 and over	59,533	42,122	26,488
Time, other	37,011	31,852	34,780

Total deposits	$660,266	$611,668	$569,037

Embassy Bancorp, Inc.

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits for the years ended December 31, 2015,  2014 and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$60,401	0.07%	$60,603	0.05%	$57,651	0.07%
Savings	406,642	0.49%	404,196	0.48%	384,407	0.47%
Certificates of deposit	83,278	1.03%	74,385	0.97%	56,787	0.99%
Total interest bearing deposits	550,321	0.52%	539,184	0.50%	498,845	0.48%
Non-interest bearing demand deposits	76,062		62,161		50,527
Total	$626,383		$601,345		$549,372

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more as of December 31, 2015:

December 31, 2015
(In Thousands)
3 months or less	$14,181
Over 3 through 6 months	10,561
Over 6 through 12 months	10,058
Over 12 months	24,733

Total	$59,533

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

The Bank has borrowing capacity with the FHLBank Pittsburgh (“FHLB”) of approximately $399.9 million, which includes a line of credit for $150.0 million. Long-term loans outstanding with the FHLB totaled $3.8 million as of December 31, 2015. There were no outstanding long-term loans outstanding with the FHLB as of December 31, 2014. Short-term loans outstanding with FHLB totaled $39.3 million and $9.0 million as of December 31, 2015 and December 31, 2014, respectively. The increase in short-term loans outstanding with FHLB was primarily used to fund loan growth and investment security purchases. All FHLB borrowings are secured by qualifying assets of the Bank.

Embassy Bancorp, Inc.

The Bank also has a $10.0 million line of credit with Atlantic Community Bankers Bank, of which none was outstanding at December 31, 2015. Advances from this line are unsecured.

The Company has a $4.0 million line of credit with Univest Bank and Trust Co., of which none was outstanding at December 31, 2015. The line of credit is secured by 333,333 shares of Bank stock.

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

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the year ended December 31, 2015:

	2016	2017-2018	2019-2020	Thereafter	Total

	(In Thousands)
Time deposits	$52,441	$30,522	$13,581	$-	$96,544
Short-term borrowings	39,306	-	-	-	39,306
Long-term borrowings	667	1,447	1,706	-	3,820
Operating Leases	1,273	1,937	876	11	4,097

Total	$93,687	$33,906	$16,163	$11	$143,767

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2015 and 2014 totaled $97.4 million and $82.5 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

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

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2015, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2015	December 31, 2014

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$66,812	$61,510
Tier 2, allowable portion of allowance for loan losses	6,068	5,614

Total capital	$72,880	$67,124

Common equity tier 1 capital ratio	11.5%	-
Tier 1 risk based capital ratio	11.5%	12.4%
Total risk based capital ratio	12.6%	13.5%
Tier 1 leverage ratio	8.4%	8.5%

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The revised minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. In January 2016, the new capital conservation buffer requirement started being phased in at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2015	December 31, 2014

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$66,865	$59,868
Tier 2, allowable portion of allowance for loan losses	6,068	5,614

Total capital	$72,933	$65,482

Common equity tier 1 capital ratio	11.5%	-
Tier 1 risk based capital ratio	11.5%	12.0%
Total risk based capital ratio	12.6%	13.2%
Tier 1 leverage ratio	8.3%	8.2%

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

Embassy Bancorp, Inc.

	0-3	4-12	1-3	4-5	Over 5
	Months	Months	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$3,093	$-	$-	$-	$-	$3,093
Investment securities	3,264	5,167	22,910	25,807	22,283	79,431
Loans, gross	113,843	128,168	211,031	103,761	133,312	690,115

Total interest-earning assets	120,200	133,335	233,941	129,568	155,595	772,639

Interest-bearing liabilities
NOW and money market accounts	67,402	-	-	-	-	67,402
Savings	406,361		-	-	-	406,361
Certificates of deposit	18,440	34,002	30,522	13,580	-	96,544
Other borrowed funds	27,056	12,917	1,447	1,706	-	43,126
Repurchase agreements
and federal funds purchased	27,535	-	-	-	-	27,535

Total interest-bearing liabilities	546,794	46,919	31,969	15,286	-	640,968

GAP	$(426,594)	$86,416	$201,972	$114,282	$155,595	$131,671

CUMULATIVE GAP	$(426,594)	$(340,178)	$(138,206)	$(23,924)	$131,671

GAP TO INTEREST EARNING
ASSETS	-55.21%	11.18%	26.14%	14.79%	20.14%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-55.21%	-44.03%	-17.89%	-3.10%	17.04%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2015. For income simulation purposes, NOW and savings accounts are repriced quarterly. The impact on net interest income, illustrated in the following table, would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	1.0%
Down 200 basis points	-3.6%

Up 100 basis points	-2.9%
Up 200 basis points	-6.0%

Embassy Bancorp, Inc.

Return on Assets and Equity

For the year ended December 31, 2015, the return on average assets was 0.96%, the return on average equity was 10.80% and the ratio of average shareholders’ equity to average total assets was 8.87%.

For the year ended December 31, 2014, the return on average assets was 0.91%, the return on average equity was 10.52% and the ratio of average shareholders’ equity to average total assets was 8.62%.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Embassy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and its subsidiary, Embassy Bank for the Lehigh Valley (collectively the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania
March 30, 2016

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2015	2014

	(In Thousands, Except Share Data)
Cash and due from banks	$16,433	$14,779
Interest bearing demand deposits with banks	2,093	611
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	19,526	16,390
Interest bearing time deposits	-	250
Securities available for sale	77,253	77,197
Restricted investment in bank stock	2,178	784
Loans receivable, net of allowance for loan losses of $6,068 in 2015; $5,614 in 2014	684,047	604,967
Premises and equipment, net of accumulated depreciation	2,258	1,515
Bank owned life insurance	12,343	11,938
Accrued interest receivable	1,637	1,599
Other real estate owned	1,224	1,106
Other assets	3,572	3,348
Total Assets	$804,038	$719,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$89,959	$68,467
Interest bearing	570,307	543,201
Total Deposits	660,266	611,668
Securities sold under agreements to repurchase	27,535	30,304
Short-term borrowings	39,306	9,000
Long-term borrowings	3,820	1,900
Accrued interest payable	462	349
Other liabilities	4,548	4,541
Total Liabilities	735,937	657,762
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2015 issued 7,407,547 shares; outstanding 7,407,547 shares;
2014 issued 7,357,752 shares; outstanding 7,357,752 shares	7,408	7,358
Surplus	24,299	24,024
Retained earnings	35,158	28,485
Accumulated other comprehensive income	1,236	1,465
Total Stockholders' Equity	68,101	61,332
Total Liabilities and Stockholders' Equity	$804,038	$719,094

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2015	2014

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans receivable, including fees	$26,138	$23,938
Securities, taxable	795	753
Securities, non-taxable	1,193	1,269
Federal funds sold, and other	126	79
Interest on time deposits	1	11
Total Interest Income	28,253	26,050
INTEREST EXPENSE
Deposits	2,878	2,706
Securities sold under agreements to repurchase	17	17
Short-term borrowings	135	18
Long-term borrowings	105	258
Total Interest Expense	3,135	2,999
Net Interest Income	25,118	23,051
PROVISION FOR LOAN LOSSES	532	250
Net Interest Income after Provision for Loan Losses	24,586	22,801
OTHER INCOME
Credit card processing fees	1,670	1,421
Other service fees	673	662
Bank owned life insurance	405	308
Gain on sale of securities	165	33
Gain (loss) on sale of other real estate owned	(12)	10
Impairment on other real estate owned	(104)	(9)
Total Other Income	2,797	2,425
OTHER EXPENSES
Salaries and employee benefits	7,013	7,134
Occupancy and equipment	2,456	2,460
Data processing	1,541	1,319
Credit card processing	1,596	1,294
Advertising and promotion	1,333	1,101
Professional fees	503	509
FDIC insurance	374	397
Insurance	54	54
Loan & real estate	250	270
Charitable contributions	636	585
Other real estate owned expenses	100	213
Other	1,170	1,006
Total Other Expenses	17,026	16,342

Income before Income Taxes	10,357	8,884
INCOME TAX EXPENSE	2,948	2,479
Net Income	$7,409	6,405

BASIC EARNINGS PER SHARE	$1.01	0.87

DILUTED EARNINGS PER SHARE	$1.00	0.87

DIVIDENDS PER SHARE	$0.10	0.06

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015		2014

	(In Thousands)

Net Income		$7,409		$6,405
Change in Accumulated Other Comprehensive Income:
Unrealized holding (loss) gain on securities available for sale	(182)		1,434
Less: reclassification adjustment for realized gains	(165)		(33)
	(347)		1,401
Income tax effect	118		(476)
Net unrealized (loss) gain	(229)		925
Other comprehensive (loss) gain, net of tax		(229)		925
Comprehensive Income		$7,180		$7,330

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015 and 2014

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2013	$7,324	$23,671	$22,520	$540	$54,055
Net income	-	-	6,405	-	6,405
Other comprehensive income	-	-	-	925	925
Dividend declared, $.06 per share	-	-	(440)	-	(440)
Exercise of stock options, 33,874 shares	34	305	-	-	339
Tax benefit of stock options exercised	-	1	-	-	1
Stock tendered for funding exercise of
stock options, 24,592 shares	(25)	(232)	-	-	(257)
Compensation expense recognized on stock options	-	98	-	-	98
Common stock grants to directors, 10,209 shares	10	66	-	-	76
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 14,706 shares	15	115	-	-	130

BALANCE - DECEMBER 31, 2014	$7,358	$24,024	$28,485	$1,465	$61,332

BALANCE - DECEMBER 31, 2014	$7,358	$24,024	$28,485	$1,465	$61,332
Net income	-	-	7,409	-	7,409
Other comprehensive income	-	-	-	(229)	(229)
Dividend declared, $.10 per share	-	-	(736)	-	(736)
Compensation expense recognized on stock options	-	49	-	-	49
Common stock grants to directors and officers,
32,875 shares, net of unearned compensation
expense of $260	33	63	-	-	96
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 16,920 shares	17	163	-	-	180
BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$68,101

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,409	$6,405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	532	250
Amortization of deferred loan costs	50	12
Depreciation and amortization	605	643
Net amortization of investment security premiums and discounts	222	161
Stock compensation expense	49	98
(Gain) loss on sale of other real estate owned	(12)	4
Impairment on other real estate owned	104	9
Income on bank owned life insurance	(405)	(308)
Deferred income taxes	(33)	(460)
Net realized gain on sale of securities available for sale	(165)	(33)
Increase in accrued interest receivable	(38)	(66)
Increase in other assets	(73)	(588)
Increase in accrued interest payable	113	114
Increase in other liabilities	151	1,438
Net Cash Provided by Operating Activities	8,509	7,679
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(18,956)	(14,801)
Maturities, calls and principal repayments of securities available for sale	7,754	9,637
Proceeds from sales of securities available for sale	10,742	528
Net increase in loans	(80,016)	(42,489)
Net (purchases) redemption of restricted investment in bank stock	(1,394)	1,373
Net maturities of interest bearing time deposits	250	1,572
Purchase of bank owned life insurance	-	(4,000)
Proceeds from sale of other real estate owned	96	46
Purchases of premises and equipment	(1,348)	(276)
Net Cash Used in Investing Activities	(82,872)	(48,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	48,598	42,631
Net decrease in securities sold under agreements to repurchase	(2,769)	(114)
Increase (decrease) in short-term borrowed funds	30,306	(1,000)
Proceeds from long-term borrowed funds	6,000	-
Payment of long-term borrowed funds	(4,080)	(2,000)
Exercise of stock options, net payment for stock tendered	-	82
Proceeds from Dividend Reinvestment Plan	180	130
Tax benefit of stock options exercised	-	1
Dividends paid	(736)	(440)
Net Cash Provided by Financing Activities	77,499	39,290
Net Increase (Decrease) in Cash and Cash Equivalents	3,136	(1,441)
CASH AND CASH EQUIVALENTS - BEGINNING	16,390	17,831
CASH AND CASH EQUIVALENTS - ENDING	$19,526	$16,390

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,022	$2,885

Income taxes paid	$3,262	$2,880

Other real estate sold through bank financing	$287	$57

Deferral of gain from sale of other real estate sold through bank financing	$48	$11

Other real estate acquired in settlement of loans	$641	$574

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, and the valuation of deferred tax assets.

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

Embassy Bancorp, Inc.

Other than temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2015 and 2014.

Restricted Investments in Bank Stock

Restricted investments in bank stock consist of FHLBank Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks have no quoted market value and are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.

During 2014 the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income. In October 2014, the FHLB amended its Capital Plan and created two subclasses of stock, one required as a member (“membership stock”)  and  additional stock in the FHLB in relation to the level of outstanding borrowings (“activity-based stock”).  Under this new plan the costs of membership decreased.  As a result of this decrease, the FHLB began repurchasing excess stock on a regular monthly repurchase date and pay dividends, if conditions warrant, on a quarterly basis. Dividend payments of $113 thousand and $57 thousand were received during the years ended December 31, 2015 and 2014, respectively.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2015.

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

Embassy Bancorp, Inc.

The Company makes commercial loans for real estate development and other business purposes required by the customer base.  The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans.  Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory.  Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan.  The assets financed through commercial loans are used within the business for its ongoing operation.  Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversion of assets.  Commercial real estate loans include long-term loans financing commercial properties.  Repayments of these loans are dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property.  Commercial real estate loans typically require a loan to value ratio of not greater than 80% and vary in terms.

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position.  Residential mortgages and home equity loans have varying interest rates (fixed or variable) depending on the financial condition of the borrower and the loan to value ratio.  Residential mortgages may have amortizations up to 30 years and home equity loans may have maturities up to 25 years.  Other consumer loans include installment loans, car loans, and overdraft lines of credit.  Some of these loans may be unsecured.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded loan commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the balance sheet date indicates the loan, or a portion thereof, is uncollectible.

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

Embassy Bancorp, Inc.

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses at the time of acquisition. After foreclosure, valuations are periodically performed and the assets are carried at the lower of cost or fair value less cost to sell.  Changes in the valuation allowance on foreclosed assets are included in other income.  Costs to maintain the assets are included in other expenses. Any gain or loss realized upon disposal of other real estate owned is included in other income.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a tax deferred investment and a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Company on certain of its employees and directors.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from increases in cash surrender value of the policies is included in non-interest income and is not subject to income taxes unless surrendered. The Company does not intend to surrender these policies, and accordingly, no deferred taxes have been recorded on the earnings from these policies.

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

	2015	2014

	(Dollars In Thousands, Except Per Share Data)

Net income	$7,409	$6,405

Weighted average shares outstanding	7,371	7,337
Dilutive effect of potential common
shares, stock options	34	27
Diluted weighted average common
shares outstanding	7,405	7,364
Basic earnings per share	$1.01	$0.87
Diluted earnings per share	$1.00	$0.87

There were no stock options not considered in computing diluted earnings per common share for the years ended December 31, 2015 and 2014.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2015 and 2014 were $139 thousand and $125 thousand, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Embassy Bancorp, Inc.

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. In accordance with Financial Accounting Standards Board (FASB) guidance, the Company has disclosed the components of comprehensive income in the accompanying consolidated statements of comprehensive income.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of FASB Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award based on the fair value of the award.  The Black-Scholes model is used to estimate the fair value of stock options.

Subsequent Events

The Company follows ASC Topic 855 Subsequent Events.  This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2015 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements.

Embassy Bancorp, Inc.

New Accounting Standards

In January 2014, the FASB issued an accounting standard update (ASU 2014-04) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.   The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.   At December 31, 2015 the Company had $221 thousand in foreclosed residential real estate held. At December 31, 2014 the Company had no foreclosed residential real estate held. At December 31, 2015 and December 31, 2014 the Company had $529 thousand and $375 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

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

Subsequent to December 31, 2015, the FASB issued Accounting Standard Update on accounting for Leases on February 25, 2016 – Accounting Standards Update 2016-02: Leases (Topic 842). The main provisions call for all lease transactions (with terms in excess of 12 months) to be recorded on the balance sheet of the lessee. In general, this recognition will be measured by discounting to present value, using the interest rate implicit in the lease, the expected lease payments to be made over the life of the lease including lease escalators and options (if exercise is likely), as the lease liability.  A right to use asset will then be recognized at the same amount as the lease liability. After initial measurement, the lease liability will be reduced based on the lease payments and the right to use asset will be amortized over the life of the lease, normally using the straight-line method.

Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The initial measurement of the lease liability will be based on the remaining terms of operating leases in effect at the date of adoption and the remaining expected lease payments, discounted using the lessees incremental borrowing rate at the date of initial application; with a corresponding right to use asset.  For capital leases, the existing balance will be carried over under the new standard.

The effective date for the new standard for public entities is for periods beginning after December 15, 2018. The Company is in the process of evaluating the effect this new standard will have on its consolidated financial statements.

Reclassification

Certain amounts in the 2014 consolidated financial statements may have been reclassified to conform to 2015 presentation. These reclassifications had no effect on 2014 net income.

Embassy Bancorp, Inc.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2015 :
U.S. Government agency obligations	$34,676	$15	$(121)	$34,570
Municipal bonds	39,378	1,970	(144)	41,204
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,327	152	-	1,479
Total	$75,381	$2,137	$(265)	$77,253

December 31, 2014 :
U.S. Government agency obligations	$30,192	$46	$(162)	$30,076
Municipal bonds	36,618	2,023	(17)	38,624
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	7,168	333	-	7,501
Corporate bonds	1,000	-	(4)	996
Total	$74,978	$2,402	$(183)	$77,197

The amortized cost and fair value of securities as of December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$5,077	$5,081
Due after one year through five years	34,361	34,330
Due after five years through ten years	19,152	19,940
Due after ten years	15,464	16,423
	74,054	75,774
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,327	1,479
	$75,381	$77,253

Gross gains of $165 thousand and $33 thousand were realized on sales of securities for the years ended December 31, 2015 and December 31, 2014, respectively. There were no gross losses in 2015 or 2014 on the sale of securities.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015 :	(In Thousands)
U.S. Government agency obligations	$25,525	$(121)	$-	$-	$25,525	$(121)
Municipal bonds	6,180	(144)	-	-	6,180	(144)
Total Temporarily Impaired Securities	$31,705	$(265)	$-	$-	$31,705	$(265)

December 31, 2014 :
U.S. Government agency obligations	$11,074	$(44)	$9,959	$(118)	$21,033	$(162)
Municipal bonds	2,987	(17)	-	-	2,987	(17)
Corporate Bonds	996	(4)	-	-	996	(4)
Total Temporarily Impaired Securities	$15,057	$(65)	$9,959	$(118)	$25,016	$(183)

The Company had thirty (30) securities in an unrealized loss position at December 31, 2015.  Unrealized losses are due only to market rate fluctuations. As of December 31, 2015, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Securities with a carrying value of $64.9 million and $62.7 million at December 31, 2015 and December 31, 2014, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 3 – Loans Receivable

The following table presents the composition of loans receivable at December 31, 2015 and 2014 respectively:

	2015	2014

	(In Thousands)

Commercial real estate	$289,304	$249,454
Commercial construction	17,786	23,220
Commercial	34,955	34,182
Residential real estate	347,316	302,908
Consumer	745	972

Total Loans	690,106	610,736

Unearned net loan origination costs (fees)	9	(155)
Allowance for Loan Losses	(6,068)	(5,614)

	$684,047	$604,967

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

Allowance for loan losses:	(In Thousands)
Balance, beginning	$5,614	$5,326
Provision for loan losses	532	250
Loans charged off	(88)	(161)
Recoveries	10	199
Balance at end of year	$6,068	$5,614

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2015 and December 31, 2014, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2015	(In Thousands)
Commercial real estate	$287,755	$-	$1,549	$-	$289,304
Commercial construction	16,971	-	815	-	17,786
Commercial	34,889	66	-	-	34,955
Residential real estate	346,787	-	529	-	347,316
Consumer	745	-	-	-	745
Total	$687,147	$66	$2,893	$-	$690,106

December 31, 2014
Commercial real estate	$244,805	$1,989	$2,660	$-	$249,454
Commercial construction	21,844	-	1,376	-	23,220
Commercial	33,672	510	-	-	34,182
Residential real estate	302,533	154	221	-	302,908
Consumer	972	-	-	-	972
Total	$603,826	$2,653	$4,257	$-	$610,736

Embassy Bancorp, Inc.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2015 and 2014, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015	(In Thousands)
With no related allowance recorded:
Commercial real estate	$3,644	$3,928		$3,672	$139
Commercial construction	815	815		1,096	38
Commercial	-	-		-	-
Residential real estate	758	758		1,029	10
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$336	$-
Commercial construction	-	-	-	-	-
Commercial	321	321	115	323	10
Residential real estate	834	834	255	878	5
Consumer	-	-	-	-	-
Total:
Commercial real estate	$3,644	$3,928	$-	$4,008	$139
Commercial construction	815	815	-	1,096	38
Commercial	321	321	115	323	10
Residential real estate	1,592	1,592	255	1,907	15
Consumer	-	-	-	-	-
	$6,372	$6,656	$370	$7,334	$202
December 31, 2014
With no related allowance recorded:
Commercial real estate	$4,649	$4,984		$5,729	$172
Commercial construction	1,376	1,376		2,197	78
Commercial	4	4		48	1
Residential real estate	413	431		488	8
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$555	$555	$76	$575	$108
Commercial construction	-	-	-	-	-
Commercial	326	326	119	229	9
Residential real estate	858	858	202	925	15
Consumer	-	-	-	-	-
Total:
Commercial real estate	$5,204	$5,539	$76	$6,304	$280
Commercial construction	1,376	1,376	-	2,197	78
Commercial	330	330	119	277	10
Residential real estate	1,271	1,289	202	1,413	23
Consumer	-	-	-	-	-
	$8,181	$8,534	$397	$10,191	$391

Embassy Bancorp, Inc.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2015 and 2014, respectively:

	2015	2014

	(In Thousands)
Commercial real estate	$164	$1,251
Commercial construction	-	-
Commercial	66	66
Residential real estate	529	366
Consumer	-	-
Total	$759	$1,683

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2015 and 2014, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

December 31, 2015	(In Thousands)
Commercial real estate	$219	$-	$164	$383	$288,921	$289,304	$-
Commercial construction	500	-	-	500	17,286	17,786	-
Commercial	-	-	66	66	34,889	34,955	-
Residential real estate	159	76	529	764	346,552	347,316	-
Consumer	-	-	-	-	745	745	-
Total	$878	$76	$759	$1,713	$688,393	$690,106	$-

December 31, 2014
Commercial real estate	$1,018	$182	$937	$2,137	$247,317	$249,454	$-
Commercial construction	1,061	-	-	1,061	22,159	23,220	-
Commercial	-	-	66	66	34,116	34,182	-
Residential real estate	540	154	366	1,060	301,848	302,908	-
Consumer	25	-	-	25	947	972	-
Total	$2,644	$336	$1,369	$4,349	$606,387	$610,736	$-

Embassy Bancorp, Inc.

The following table summarizes information in regards to the allowance for loan losses as of December 31, 2015 and 2014, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses
Year Ending December 31, 2015
Beginning Balance - December 31, 2014	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Charge-offs	(60)	-	-	(28)	-	-	(88)
Recoveries	10	-	-	-	-	-	10
Provisions	478	(107)	(5)	602	7	(443)	532
Ending Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068

Year Ending December 31, 2014
Beginning Balance - December 31, 2013	$1,791	$495	$349	$2,068	$24	$599	$5,326
Charge-offs	(10)	(50)	(38)	(63)	-	-	(161)
Recoveries	-	198	1	-	-	-	199
Provisions	(77)	(242)	95	(50)	(2)	526	250
Ending Balance - December 31, 2014	$1,704	$401	$407	$1,955	$22	$1,125	$5,614

Embassy Bancorp, Inc.

The following tables represent the allocation of the allowance for loan losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2015 and December 31, 2014:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2015
Allowance for Loan Losses
Ending Balance	$2,132	$294	$402	$2,529	$29	$682	$6,068
Ending balance: individually evaluated for impairment	$-	$-	$115	$255	$-	$-	$370
Ending balance: collectively evaluated for impairment	$2,132	$294	$287	$2,274	$29	$682	$5,698

Loans receivables:
Ending balance	$289,304	$17,786	$34,955	$347,316	$745		$690,106
Ending balance: individually evaluated for impairment	$3,644	$815	$321	$1,592	$-		$6,372
Ending balance: collectively evaluated for impairment	$285,660	$16,971	$34,634	$345,724	$745		$683,734

December 31, 2014
Allowance for Loan Losses
Ending Balance	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Ending balance: individually evaluated for impairment	$76	$-	$119	$202	$-	$-	$397
Ending balance: collectively evaluated for impairment	$1,628	$401	$288	$1,753	$22	$1,125	$5,217

Loans receivables:
Ending balance	$249,454	$23,220	$34,182	$302,908	$972		$610,736
Ending balance: individually evaluated for impairment	$5,204	$1,376	$330	$1,271	$-		$8,181
Ending balance: collectively evaluated for impairment	$244,250	$21,844	$33,852	$301,637	$972		$602,555

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

The following table presents TDRs outstanding:

	December 31, 2015
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,145	$-	$3,145
Commercial construction	260	-	260
Commercial	255	-	255
Residential real estate	1,063	-	1,063
Consumer	-	-	-
	$4,723	$-	$4,723

	December 31, 2014
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,401	$314	$3,715
Commercial construction	260	-	260
Commercial	264	-	264
Residential real estate	1,050	-	1,050
Consumer	-	-	-
	$4,975	$314	$5,289

Embassy Bancorp, Inc.

The following table presents newly restructured loans that occurred during the years ended December 31, 2015 and 2014:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Year Ending December 31, 2015
Residential real estate	1	$142	$142
	1	$142	$142
Year Ending December 31, 2014
Commercial	1	$262	$260
	1	$262	$260

Of the TDRs listed above, there was not an impairment reserve recorded in the allowance for loan losses for the twelve months ended December 31, 2015. One loan required an impairment reserve of $53 thousand recorded in the allowance for loan losses for the twelve months ended December 31, 2014. As of the years ended December 31, 2015 and 2014, no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the twelve months ended December 31, 2015.

Note 5 - Bank Premises and Equipment

The components of premises and equipment at December 31, 2015 and 2014 are as follows:

	2015	2014

	(In Thousands)

Furniture, fixtures and equipment	$2,710	$2,499
Leasehold improvements	2,715	2,225
Computer equipment and data processing software	2,303	1,756
Automobiles	182	166
Construction in progress	56	-

	7,966	6,646
Accumulated depreciation	(5,708)	(5,131)

	$2,258	$1,515

Depreciation expense for the years ended December 31, 2015 and 2014 was $605 thousand and $643 thousand, respectively.

Embassy Bancorp, Inc.

Note 6 – Deposits

The components of deposits at December 31, 2015 and 2014 are as follows:

	December 31,	December 31,
	2015	2014

	(In Thousands)

Demand, non-interest bearing	$89,959	$68,467
Demand, NOW and money market, interest bearing	67,402	63,263
Savings	406,361	405,964
Time, $100 and over	59,533	42,122
Time, other	37,011	31,852
Total deposits	$660,266	$611,668

At December 31, 2015, the scheduled maturities of time deposits are as follows (in thousands):

2016	$52,441
2017	12,772
2018	17,750
2019	7,465
2020	6,116

$96,544

Time deposits with individual balances equal to or greater than $250,000 (FDIC insurance limit) at December 31, 2015 and 2014 totaled $23.1 million and $18.3 million, respectively.

Note 7 - Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within a few days from the transaction date and are reflected at the amount of cash received in connection with the transaction. The securities are retained under the Company’s control at its safekeeping agent. The Company adjusts collateral based on the fair value of the underlying securities, on a monthly basis. Information concerning securities sold under agreements to repurchase for the years ended December 31, 2015 and 2014 is summarized as follows:

	2015	2014

	(Dollars In Thousands)

Balance outstanding at December 31	$27,535	$30,304
Weighted average interest rate at the end of the year	0.058%	0.065%
Average daily balance during the year	$32,336	$30,597
Weighted average interest rate during the year	0.054%	0.056%
Maximum month-end balance during the year	$34,156	$31,923

Embassy Bancorp, Inc.

Note 8 – Short-term and Long-term Borrowings

The Bank has borrowing capacity with the FHLB of approximately $399.9 million, which includes a line of credit for $150.0 million. Long-term loans outstanding with the FHLB totaled $3.8 million as of December 31, 2015. There were no outstanding long-term loans outstanding with the FHLB as of December 31, 2014. Short-term loans outstanding with FHLB totaled $39.3 million and $9.0 million as of December 31, 2015 and December 31, 2014, respectively. The increase in short-term loans outstanding with FHLB was primarily used to fund loan growth and investment security purchases. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with ACBB of approximately $10.0 million, of which none was outstanding at December 31, 2015 and 2014. Advances from this line are unsecured.

The Company has one line of credit with Univest Bank and Trust Co., totaling $4.0 million, of which none was outstanding at December 31, 2015. This line of credit is secured by 333,333 shares of Bank common stock, subordinate to all senior indebtedness of the Company.  The Company paid off a second line of credit in 2015 with Univest Bank and Trust Co., totaling $6.0 million, at origination, of which $1.9 million was outstanding at December 31, 2014.

The components of long-term borrowings with the FHLB at December 31, 2015 are as follows:

	2015

	(Dollars in Thousands)

Maturity Date	Interest Rate	Outstanding

April 2016	0.26%	$667
April 2017	0.48%	668
April 2018	0.69%	779
April 2019	0.88%	836
April 2020	1.06%	870
Total Outstanding Borrowings		$3,820

Subsequent to year end 2015, on March 18, 2016, the Company repaid the entire $3.8 million in long-term borrowings with the FHLB. In connection to this repayment a penalty of $432 was incurred.

The components of long-term borrowings with Univest at December 31, 2014 were as follows:

	2014

	(Dollars in Thousands)

Maturity Date	Interest Rate	Outstanding
November 2015, repaid	7.50%	$1,900

Embassy Bancorp, Inc.

Note 9 - Lease Commitments

The Company leases its banking premises under leases which the Company classifies as operating leases.  These leases expire at various dates through August 2025.  In addition to fixed rentals, the leases require the Company to pay certain additional expenses of occupying these spaces, including real estate taxes, insurance, utilities and repairs.  A portion of these leases are with related parties as described below.

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows:

	Related Parties	Third Parties	Total

	(In Thousands)

2016	418	855	1,273
2017	108	881	989
2018	46	902	948
2019	46	654	700
2020	46	130	176
Thereafter	11	-	11

	$675	$3,422	$4,097

Total rent expense was $1.2 million for the years ended December 31, 2015 and 2014. Rent expense to related parties was $410 thousand and $403 thousand for the years ended December 31, 2015 and 2014, respectively (see Note 14).

Note 10 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Executive Vice President of Commercial Lending.

The Company has a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death or disability.  As of December 31, 2015 and 2014,  respectively, other liabilities include $3.4 million and  $3.0 million, respectively, accrued under these plans.  For the years ended December 31, 2015 and 2014, $377 thousand and $808 thousand, respectively, were expensed under these plans.

Note 11 - Stock Incentive Plan

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries.  The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject

Embassy Bancorp, Inc.

to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  At December 31, 2015, there were 328,144 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also granted restricted stock to certain officers under individual agreements with these officers.  Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years.  Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the Company’s restricted stock grants activity for the year ended December 31, 2015, there have been 59,840 awards granted.  During the years ended December 31, 2015 and 2014 there were 32,875 and 10,209 awards granted, respectively. During the years ended December 31, 2015 and 2014 the Company recognized $96 thousand and $76 thousand in compensation expense for the restricted stock awards.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2015 and 2014 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2013	-	$-
Granted	10,209	7.51
Vested	(10,209)	7.51

Non-Vested at December 31, 2014	-	$-
Granted	32,875	10.83
Vested	(9,122)	10.55

Non-Vested at December 31, 2015	23,753	$10.94

In January 2014, February 2013 and 2012, the Company granted stock options to purchase 29,663,  29,742 and 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements.  No stock options were granted in 2015. Stock compensation expense related to these options was $45 thousand and $98 thousand for the year ended December 31, 2015 and 2014, respectively.  At December 31, 2015, approximately $28 thousand unrecognized cost to these stock options granted in 2014 and 2013 will be recognized over the next 1.05 and 0.15 years, respectively.   The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 2.30%,  1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%,  28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46,  $2.14 and $2.56 per share, respectively.

Embassy Bancorp, Inc.

Activities under the SIP, related to stock options, is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2013	149,692	$8.35
Granted	29,663	7.51
Exercised	(33,874)	10.00
Forfeited	(33,465)	10.00

Outstanding, December 31, 2014	112,016	$7.14
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2015	112,016	$7.14

Exercisable, December 31, 2015	82,327	$7.06

Stock options outstanding at December 31, 2015 are exercisable at prices ranging from $6.56 to $7.66 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2015 is 5.91 years and 5.61 years, respectively. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2014 was 6.91 years and 6.36 years, respectively. At December 31, 2015, the aggregate intrinsic value of options outstanding and exercisable was $194 thousand.  The intrinsic value was determined by using the latest known sales price of the Company’s common stock. For the years ending December 31, 2015 and 2014, the aggregate intrinsic value of options exercised was $328 thousand, respectively.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2015:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.56 to $7.66	$7.14	112,016	5.91	82,327

		112,016	5.91	82,327

Embassy Bancorp, Inc.

Note 12 – Other Comprehensive Income (Loss)

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Year Ended December 31,
	2015			2014

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding (losses) gains on securities available for sale	$(182)	$62	$(120)	$1,434	$(484)	$950
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(165)	56	(109)	(33)	8	(25)
Total other comprehensive (loss) income	$(347)	$118	$(229)	$1,401	$(476)	$925

(A) Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale, net of tax, is as follows:

	Year Ended
	December 31,
	2015	2014

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(165)	$(33)
Income taxes	56	8
Net of tax	$(109)	$(25)

Embassy Bancorp, Inc.

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2015 and 2014
Balance January 1, 2015	$1,465
Other comprehensive loss before reclassifications	(120)
Amounts reclassified from accumulated other comprehensive income	(109)
Net other comprehensive loss during the period	(229)
Balance December 31, 2015	$1,236

Balance January 1, 2014	$540
Other comprehensive income before reclassifications	950
Amounts reclassified from accumulated other comprehensive income	(25)
Net other comprehensive income during the period	925
Balance December 31, 2014	$1,465

\

Note 13 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

	(In Thousands)

Current	$2,981	$2,939
Deferred	(33)	(460)
	$2,948	$2,479

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statement of income for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

	(In Thousands)

Federal income tax at statutory rate	$3,521	$3,021
Tax free interest	(518)	(510)
Other	(55)	(32)

	$2,948	$2,479

Embassy Bancorp, Inc.

The Company follows guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes. The Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2015 and 2014,  the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company is subject to U.S. federal income tax.

The components of the net deferred tax asset at December 31, 2015 and 2014 are as follows:

	2015	2014

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$2,063	$1,909
Accrued SERP	1,159	1,031
Other	406	502

Total Deferred Tax Assets	3,628	3,442

Deferred tax liabilities:
Premises and equipment	25	-
Prepaid assets	320	303
Non-qualified stock awards	3	-
Deferred loan costs	481	373
Unrealized gain on securities available for sale	636	754

Total Deferred Tax Liabilities	$1,465	$1,430

Net Deferred Tax Asset	$2,163	$2,012

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Embassy Bancorp, Inc.

Note 14 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties).

Related parties were indebted to the Company for loans totaling $4.7 million and $3.3 million at December 31, 2015 and 2014, respectively.  During 2015, loans totaling $3.3 million were disbursed and loan repayments totaled $1.9 million.

Deposits with related parties were $20.5 million and $23.4 million at December 31, 2015 and 2014, respectively.

Fees paid to related parties for legal services for the years ended December 31, 2015 and 2014 were approximately $104 thousand and $84 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as described in Note 9.

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

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2015	2014

	(In Thousands)

Commitments to grant loans, fixed	$5,745	$5,696
Commitments to grant loans, variable	-	200
Unfunded commitments under lines of credit, fixed	22,679	14,921
Unfunded commitments under lines of credit, variable	65,142	57,310
Standby letters of credit	3,857	4,417

	$97,423	$82,544

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2015 and 2014 was $3.9 million and  $4.4 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.7 million and $4.1 million, respectively. The current amount of the liability as of December 31, 2015 and 2014 for guarantees under standby letters of credit issued is not considered material.

Note 16 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2015, the Company had a $4.0 million minimum reserve balance.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The final rules implementing BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. banks (BASEL III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019. The net unrealized gain or losses available-for-sale securities is not included in computing regulatory capital amounts and ratios for December 31, 2014 are calculated using BASEL I rules. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Embassy Bancorp, Inc.

The Bank’s actual capital amounts and ratios at December 31, 2015 and 2014 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2015:
Total capital (to risk-weighted assets)	$72,880	12.6%	$	≥	46,377	≥	8.0%	$	≥	57,971	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	66,812	11.5		≥	26,087	≥	4.5		≥	37,681	≥	6.5
Tier 1 capital (to risk-weighted assets)	66,812	11.5		≥	34,783	≥	6.0		≥	46,377	≥	8.0
Tier 1 capital (to average assets)	66,812	8.4		≥	31,948	≥	4.0		≥	39,935	≥	5.0

December 31, 2014:
Total capital (to risk-weighted assets)	$67,124	13.5%	$	≥	39,849	≥	8.0%	$	≥	49,811	≥	10.0%
Tier 1 capital (to risk-weighted assets)	61,510	12.4		≥	19,925	≥	4.0		≥	29,887	≥	6.0
Tier 1 capital (to average assets)	61,510	8.5		≥	28,846	≥	4.0		≥	36,057	≥	5.0

The Company’s actual capital amounts and ratios at December 31, 2015 and 2014 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2015:
Total capital (to risk-weighted assets)	$72,933	12.6%	$	≥	46,378	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	66,865	11.5		≥	26,088	≥	4.5
Tier 1 capital (to risk-weighted assets)	66,865	11.5		≥	34,784	≥	6.0
Tier 1 capital (to average assets)	66,865	8.3		≥	32,231	≥	4.0

December 31, 2014:
Total capital (to risk-weighted assets)	$65,482	13.2%	$	≥	39,851	≥	8.0%
Tier 1 capital (to risk-weighted assets)	59,868	12.0		≥	19,926	≥	4.0
Tier 1 capital (to average assets)	59,868	8.2		≥	29,092	≥	4.0

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2015 and December 31, 2014:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2015
Repurchase Agreements:
Corporate Institutions	$27,535	$-	$27,535	$(27,535)	$-	$-

December 31, 2014
Repurchase Agreements:
Corporate Institutions	$30,304	$-	$30,304	$(30,304)	$-	$-

As of December 31, 2015 and December 31, 2014, the fair value of securities pledged was $35.0 million and $34.5 million, respectively.

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

Embassy Bancorp, Inc.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2015 and 2014 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$34,570	$-	$34,570
Municipal bonds	-	41,204	-	41,204
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	1,479	-	1,479
December 31, 2015 Securities available for sale	$-	$77,253	$-	$77,253

U.S. Government agency obligations	$-	$30,076	$-	$30,076
Municipal bonds	-	38,624	-	38,624
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	7,501	-	7,501
Corporate bonds	-	996	-	996
December 31, 2014 Securities available for sale	$-	$77,197	$-	$77,197

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2015 Impaired loans (1)	$-	$-	$785	$785
December 31, 2015 Impaired loans (2)	$-	$-	$-	$-
December 31, 2015 Other real estate owned (1)	$-	$-	$1,224	$1,224
December 31, 2014 Impaired loans (1)	$-	$-	$863	$863
December 31, 2014 Impaired loans (2)	$-	$-	$479	$479
December 31, 2014 Other real estate owned (1)	$-	$-	$1,106	$1,106

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

At December 31, 2015, of the impaired loans having an aggregate balance of $6.4 million, $5.2 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.2 million in impaired loans, an aggregate valuation allowance of $370 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
December 31, 2015:
Impaired loans	$785	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-25.0%)
			Liquidation expenses (3)	0% to -7.5% (-7.5%)
Impaired loans	$-	Discounted Cash Flows (5)
Other real estate owned	$1,224	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)
December 31, 2014:
Impaired loans	$863	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-17.6%)
			Liquidation expenses (3)	0% to -8.5% (-8.2%)
Impaired loans	$479	Discounted Cash Flows (5)
Other real estate owned	$1,106	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.
(5)	Fair value is determined using the debt service of the borrower.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2015 and December 31, 2014:

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

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2015 and 2014:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
December 31, 2015:
Financial assets:
Cash and cash equivalents	$19,526	$19,527	$19,527	$-	$-
Interest bearing time deposits			-	-	-
Securities available-for-sale	77,253	77,253	-	77,253	-
Loans receivable, net of allowance	684,047	688,645	-	-	688,645
Restricted investments in bank stock	2,178	2,178	-	2,178	-
Accrued interest receivable	1,637	1,637	-	1,637	-
Financial liabilities:
Deposits	660,266	639,677	-	639,677	-
Securities sold under agreements to
repurchase and federal funds purchased	27,535	27,529	-	27,529	-
Short-term borrowings	39,306	39,273	-	39,273	-
Long-term borrowings	3,820	3,740	-	-	3,740
Accrued interest payable	462	462	-	462	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2014:
Financial assets:
Cash and cash equivalents	$16,390	$16,390	$16,390	$-	$-
Interest bearing time deposits	250	251	-	251	-
Securities available-for-sale	77,197	77,197	-	77,197	-
Loans receivable, net of allowance	604,697	611,256	-	-	611,256
Restricted investments in bank stock	784	784	-	784	-
Accrued interest receivable	1,599	1,599	-	1,599	-
Financial liabilities:
Deposits	611,668	611,975	-	611,975	-
Securities sold under agreements to
repurchase and federal funds purchased	30,304	30,302	-	30,302	-
Short-term borrowings	9,000	9,000		9,000
Long-term borrowings	1,900	1,877	-	-	1,877
Accrued interest payable	349	349	-	349	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Note 19 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	As of December 31,
	2015	2014
	(In Thousands)
ASSETS

Cash	$209	$410
Other assets	19	26
Investment in subsidiary	68,046	62,972
Total Assets	$68,274	$63,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$-	$1,900
Other liabilities	174	178
Stockholders’ equity	68,100	61,330
Total Liabilities and Stockholders’ Equity	$68,274	$63,408

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2015	2014
	(In Thousands)

Interest expense on borrowings	$(83)	$(258)
Other expenses	(291)	(291)
Equity in net income of banking subsidiary	7,665	6,776
Income before income taxes	7,291	6,227
Income tax benefit	118	178
Net income	$7,409	$6,405

Equity in other comprehensive (loss) gain of banking subsidiary	(229)	925
Comprehensive income	$7,180	$7,330

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2015	2014
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$7,409	$6,405
Adjustments to reconcile net income to net cash provided
by operating activities:
Net change in other assets and liabilities	3	(1)
Equity in net income of banking subsidiary	(7,665)	(6,776)
Net Cash Used in Operating Activities	(253)	(372)

Cash Flows from Investing Activities:
Dividend from banking subsidiary	2,412	2,185
Net Cash Provided by Investing Activities	2,412	2,185

Cash Flows from Financing Activities:
Repayment of long-term borrowings	(1,900)	(2,000)
Exercise of stock options, net of payment stock tendered
and proceeds from DRIP	276	288
Dividends Paid	(736)	(440)

Net Cash Used in Financing Activities	(2,360)	(2,152)
Net Decrease in Cash	(201)	(339)
Cash – Beginning	410	749

Cash - Ending	$209	$410

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

    (a)  Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2015, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

    (b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control- Integrated Framework (updated 2013 framework version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

None.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2016 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2016 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2016 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2016 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2016 annual meeting of shareholders.

Embassy Bancorp, Inc.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed on August 19, 2014).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-3 filed on June 18, 2012).
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan.
10.3	Form of Stock Option Grant Agreement – Directors.
10.4	Form of Stock Option Grant Agreement – Executive Officers.
10.5	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 30, 2015).
10.6	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 30, 2015).
10.7

Lease Addendum dated January 1, 2005 for additional space in the Rte. 512, Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 30, 2015).

10.8	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, PA (Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed on March 30, 2015).
10.9	Lease Agreement dated March 21, 2003 for Tilghman Street, Allentown, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 30, 2015).
10.10	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 30, 2015).
10.11	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 30, 2015).
10.12	Lease Agreement dated March 13, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 30, 2015).
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

10.16	Employment Agreement – D. Lobach, dated January 1, 2006 (Incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed on March 30, 2015).
10.17	Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010.

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.18	Employment Agreement – J. Hunsicker, dated January 1, 2006 (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-K filed on March 30, 2015).
10.19	Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010.
10.20	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K filed on March 30, 2015).
10.21	Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010.
10.22	Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010.
10.23

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on November 23, 2011).

10.24	Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010.
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

10.27	Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010.
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

10.30	Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010.
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

10.33

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 23, 2015 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 29, 2015).

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.34

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 29, 2015).

10.35

Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.32 of Registrant’s Form 10-K filed on March 30, 2015).

10.36

Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K filed on March 30, 2015).

10.37

Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K filed on March 30, 2015).

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

EMBASSY BANCORP, INC.

Dated: March 30, 2016	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 30, 2016	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2016	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 30, 2016	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 30, 2016	/s/ John B. Brew, Jr.
John B. Brew, Jr., Director

Dated: March 30, 2016	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 30, 2016	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 30, 2016	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 30, 2016	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 30, 2016	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 30, 2016	/s/ John T. Yurconic
John T. Yurconic, Director

Embassy Bancorp, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed on August 19, 2014).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-3 filed on June 18, 2012).
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan.
10.3	Form of Stock Option Grant Agreement – Directors.
10.4	Form of Stock Option Grant Agreement – Executive Officers.
10.5	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 30, 2015).
10.6	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 30, 2015).
10.7

Lease Addendum dated January 1, 2005 for additional space in the Rte. 512, Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 30, 2015).

10.8	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, PA (Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed on March 30, 2015).
10.9	Lease Agreement dated March 21, 2003 for Tilghman Street, Allentown, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 30, 2015).
10.10	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 30, 2015).
10.11	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 30, 2015).
10.12	Lease Agreement dated March 13, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 30, 2015).
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

10.16	Employment Agreement – D. Lobach, dated January 1, 2006 (Incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed on March 30, 2015).
10.17	Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010.

Embassy Bancorp, Inc.

EXHIBIT INDEX (Continued)

Exhibit
Number	Description
10.18	Employment Agreement – J. Hunsicker, dated January 1, 2006 (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-K filed on March 30, 2015).
10.19	Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010.
10.20	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K filed on March 30, 2015).
10.21	Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010.
10.22	Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010.
10.23

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on November 23, 2011).

10.24	Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010.
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

10.27	Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010.
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

10.30	Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010.
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

10.33

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 23, 2015 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 29, 2015).

Embassy Bancorp, Inc.

EXHIBIT INDEX (Continued)

Exhibit
Number	Description
10.34

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 29, 2015).

10.35

Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.32 of Registrant’s Form 10-K filed on March 30, 2015).

10.36

Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K filed on March 30, 2015).

10.37

Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K filed on March 30, 2015).

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