Form 10-Q
period 2016-03-31
Embassy Bancorp, Inc.
filed 2016-05-13
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 6, 2016	($1.00 Par Value)	7,413,481
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2016	2015
	(In Thousands, Except Share Data)
Cash and due from banks	$14,090	$12,459
Interest bearing demand deposits with banks	35,668	6,067
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	50,758	19,526
Securities available for sale	75,214	77,253
Restricted investment in bank stock	535	2,178
Loans receivable, net of allowance for loan losses of $6,209 in 2016; $6,068 in 2015	705,181	684,047
Premises and equipment, net of accumulated depreciation	2,314	2,258
Bank owned life insurance	12,391	12,343
Accrued interest receivable	1,691	1,637
Other real estate owned	701	1,224
Other assets	4,183	3,572
Total Assets	$852,968	$804,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$92,794	$89,959
Interest bearing	659,295	570,307
Total Deposits	752,089	660,266
Securities sold under agreements to repurchase	25,752	27,535
Short-term borrowings	-	39,306
Long-term borrowings	-	3,820
Accrued interest payable	586	462
Other liabilities	4,465	4,548
Total Liabilities	782,892	735,937
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2016 issued 7,413,481 shares; outstanding 7,413,481 shares;
2015 issued 7,407,547 shares; outstanding 7,407,547 shares	7,413	7,408
Surplus	24,377	24,299
Retained earnings	36,766	35,158
Accumulated other comprehensive income	1,520	1,236
Total Stockholders' Equity	70,076	68,101
Total Liabilities and Stockholders' Equity	$852,968	$804,038

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2016	2015

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$6,809	$6,295
Securities, taxable	179	207
Securities, non-taxable	285	303
Federal funds sold, and other	41	49
Total Interest Income	7,314	6,854
INTEREST EXPENSE
Deposits	857	673
Securities sold under agreements to repurchase	4	4
Short-term borrowings	30	15
Long-term borrowings	5	35
Total Interest Expense	896	727
Net Interest Income	6,418	6,127
PROVISION FOR LOAN LOSSES	185	22
Net Interest Income after Provision for Loan Losses	6,233	6,105
OTHER INCOME
Credit card processing fees	414	363
Other service fees	161	159
Bank owned life insurance	48	98
Gain on sale of securities, net	-	139
Gain on sale of other real estate owned	10	6
Impairment on other real estate owned	-	(42)
Total Other Income	633	723
OTHER EXPENSES
Salaries and employee benefits	1,970	1,742
Occupancy and equipment	675	629
Data processing	389	359
Credit card processing	402	354
Advertising and promotion	324	292
Professional fees	127	122
FDIC insurance	102	87
Insurance	13	14
Loan & real estate	64	44
Charitable contributions	237	209
Other real estate owned expenses	37	36
Other	273	218
Total Other Expenses	4,613	4,106

Income before Income Taxes	2,253	2,722
INCOME TAX EXPENSE	645	781
Net Income	$1,608	$1,941

BASIC EARNINGS PER SHARE	$0.22	$0.26

DILUTED EARNINGS PER SHARE	$0.22	$0.26

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016		2015

	(In Thousands)

Net Income		$1,608		$1,941
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	431		338
Less: reclassification adjustment for realized gains	-		(139)
	431		199
Income tax effect	(147)		(68)
Net unrealized gain	284		131
Other comprehensive gain, net of tax		284		131
Comprehensive Income		$1,892		$2,072

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2016 and 2015

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2014	$7,358	$24,024	$28,485	$1,465	$61,332
Net income	-	-	1,941	-	1,941
Other comprehensive income, net of tax	-	-	-	131	131
Compensation expense recognized on stock options	-	16	-	-	16
Common stock grants to directors, 9,112 shares	9	87	-	-	96
BALANCE - MARCH 31, 2015	$7,367	$24,127	$30,426	$1,596	$63,516

BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$68,101
Net income	-	-	1,608	-	1,608
Other comprehensive income, net of tax	-	-	-	284	284
Compensation expense recognized on stock options	-	9	-	-	9
Common stock grants to directors, 5,934 shares	5	57	-	-	62
Compensation expense recognized on stock grants, net of unearned compensation
expense of $248	-	12	-	-	12
BALANCE - MARCH 31, 2016	$7,413	$24,377	$36,766	$1,520	$70,076

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,608	$1,941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	185	22
Amortization of deferred loan costs	21	6
Depreciation and amortization	184	157
Net amortization of investment security premiums and discounts	57	53
Stock compensation expense	21	16
Net realized gain on sale of other real estate owned	(10)	-
Impairment on other real estate owned	-	42
Income on bank owned life insurance	(48)	(98)
Net realized gain on sale of securities available for sale	-	(139)
Increase in accrued interest receivable	(54)	(13)
Increase in other assets	(758)	(108)
Increase (decrease) in accrued interest payable	124	(51)
Decrease in other liabilities	(10)	(138)
Net Cash Provided by Operating Activities	1,320	1,690
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	-	(13,869)
Maturities, calls and principal repayments of securities available for sale	2,413	5,625
Proceeds from sales of securities available for sale	-	442
Net increase in loans	(20,818)	(14,408)
Net redemption (purchases) of restricted investment in bank stock	1,643	(859)
Proceeds from sale of other real estate owned	-	26
Purchases of premises and equipment	(240)	(38)
Net Cash Used in Investing Activities	(17,002)	(23,081)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	91,823	(2,219)
Net (decrease) increase in securities sold under agreements to repurchase	(1,783)	1,106
(Decrease) increase in short-term borrowed funds	(39,306)	21,458
Payments of long-term borrowed funds	(3,820)	(500)
Net Cash Provided by Financing Activities	46,914	19,845
Net Increase (Decrease) in Cash and Cash Equivalents	31,232	(1,546)
CASH AND CASH EQUIVALENTS - BEGINNING	19,526	16,390
CASH AND CASH EQUIVALENTS - ENDING	$50,758	$14,844

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$760	$779
Income taxes paid	$705	$960
Other real estate sold through bank financing	$522	$-
Deferral of gain from sale of other real estate sold through bank financing	$11	$68

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2016 through the date these consolidated financial statements were issued.

Certain amounts in the 2015 financial statements may have been reclassified to conform to 2016 presentation. These reclassifications had no effect on 2015 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2015.

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

Note 4 – Stock Incentive Plan

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At March 31, 2016 there were 322,210 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended March 31, 2016, there have been  65,744 awards granted. During the three months ended March 31, 2016 and 2015 there were 5,934 and 9,112 awards granted, respectively. During the three months ended March 31, 2016 the Company recognized $12 thousand in compensation expense for the restricted stock awards.  There was no compensation expense recognized for the restricted stock awards during the three months ended March 31, 2015.

In January 2014, February 2013 and February 2012, the Company granted stock options to purchase 29,663,  29,742 and 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements. No stock options were granted in the quarters ended March 31, 2016 and 2015. Stock compensation expense related to these options was $9 thousand and $16 thousand for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, approximately $19 thousand unrecognized cost related to stock options granted in 2014 will be recognized over the next 0.80 years. The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 2.30%,  1.34% and 1.43%,  respectively, expected life of 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%,  28.79% and 31.10%, respectively. The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46,  $2.14 and $2.56 per share, respectively.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Three Months Ended March 31,
	2016			2015
	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$431	$(147)	$284	$338	$(115)	$223
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(139)	47	(92)
Total other comprehensive income	$431	$(147)	$284	$199	$(68)	$131

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale, net of tax, for the three ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$-	$(139)
Income taxes	-	47
Net of tax	$-	$(92)

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2016 and 2015	(In Thousands)
Balance January 1, 2016	$1,236
Other comprehensive income before reclassifications	284
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	284
Balance March 31, 2016	$1,520

Balance January 1, 2015	$1,465
Other comprehensive income before reclassifications	223
Amounts reclassified from accumulated other comprehensive income	(92)
Net other comprehensive income during the period	131
Balance March 31, 2015	$1,596

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

	Three Months Ended March 31,
	2016	2015

	(Dollars In Thousands, Except Per Share Data)
Net income	$1,608	$1,941

Weighted average shares outstanding	7,411,395	7,364,846
Dilutive effect of potential common shares, stock options	34,098	29,843
Diluted weighted average common shares outstanding	7,445,493	7,394,689

Basic earnings per share	$0.22	$0.26
Diluted earnings per share	$0.22	$0.26

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2016 and 2015.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit and FHLBank Pittsburgh (“FHLB”) deposit letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.8 million of standby letters of credit outstanding as of March 31, 2016. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.6 million. Management does not consider the current amount of the liability as of March 31, 2016 for guarantees under standby letters of credit issued to be material.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

FHLB deposit letters of credit are standby letters of credit commitments issued to the Bank for the benefit of a third party (the “Beneficiary”), which secure public deposits in the Bank. FHLB deposit letter of credits are secured by qualifying assets of the Bank. The Company, through the Bank, had $10.9 million of FHLB deposit letters of credit outstanding as of March 31, 2016.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLBank of Pittsburgh (“FHLB”) short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2016, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $402.1 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2016 and $39.3 million were outstanding as of December 31, 2015.  No long-term FHLB advances were outstanding as of March 31, 2016 and $3.8 million were outstanding as of December 31, 2015.  All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of approximately $10.0 million, of which none was outstanding at March 31, 2016 and December 31, 2015. Advances from this line are unsecured.

The Company has one line of credit with Univest Bank and Trust Co. (“Univest”) totaling $4.0 million, of which none was outstanding at March 31, 2016 and December 31, 2015.  This line of credit is secured by 333,333 shares of Bank common stock, subordinate to all senior indebtedness of the Company.

The components of long-term borrowings with the FHLB at December 31, 2015, which have all been repaid in the quarter ending March 31, 2016, were as follows:

	December 31, 2015
	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding
April 2016, repaid	0.26%	$667
April 2017, repaid	0.48%	668
April 2018, repaid	0.69%	779
April 2019, repaid	0.88%	836
April 2020, repaid	1.06%	870
Total Outstanding Borrowings		$3,820

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At March 31, 2016 and December 31, 2015, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2016 :
U.S. Government agency obligations	$32,635	$128	$(7)	$32,756
Municipal bonds	39,061	2,049	(15)	41,095
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,215	148	-	1,363
Total	$72,911	$2,325	$(22)	$75,214

December 31, 2015 :
U.S. Government agency obligations	$34,676	$15	$(121)	$34,570
Municipal bonds	39,378	1,970	(144)	41,204
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,327	152	-	1,479
Total	$75,381	$2,137	$(265)	$77,253

The amortized cost and fair value of securities as of March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$5,072	$5,076
Due after one year through five years	32,907	33,181
Due after five years through ten years	18,556	19,472
Due after ten years	15,161	16,122
	71,696	73,851
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,215	1,363
	$72,911	$75,214

There were no sales of securities during the three months ended March 31, 2016. Gross gains of $139 thousand were realized on sales of securities for the three months ended March 31, 2015.  There were no gross losses on the sales of securities during the three months ended March 31, 2015.

Securities with a carrying value of $66.3 million and $64.9 million at March 31, 2016 and December 31, 2015, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016 :	(In Thousands)
U.S. Government agency obligations	$9,035	$(7)	$-	$-	$9,035	$(7)
Municipal bonds	1,779	(15)	-	-	1,779	(15)
Total Temporarily Impaired Securities	$10,814	$(22)	$-	$-	$10,814	$(22)

December 31, 2015 :
U.S. Government agency obligations	$25,525	$(121)	$-	$-	$25,525	$(121)
Municipal bonds	6,180	(144)	-	-	6,180	(144)
Total Temporarily Impaired Securities	$31,705	$(265)	$-	$-	$31,705	$(265)

The Company had nine (9) securities in an unrealized loss position at March 31, 2016. The unrealized losses are due only to market rate fluctuations. As of March 31, 2016, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had FHLB stock at a carrying value of $1.8 million repurchased during the three months ended March 31, 2016.  The Bank had no FHLB stock repurchased during the three months ended March 31, 2015. FHLB stock purchases of $185 thousand and $858 thousand were made during the three months ended March 31, 2016 and March 31, 2015, respectively.  Dividend payments of $25 thousand and $45 thousand were received during the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2016.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016		December 31, 2015
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$290,400	40.83%	$289,304	41.92%
Commercial construction	22,436	3.15%	17,786	2.58%
Commercial	41,249	5.80%	34,955	5.06%
Residential real estate	356,577	50.13%	347,316	50.33%
Consumer	668	0.09%	745	0.11%
Total loans	711,330	100.00%	690,106	100.00%
Unearned origination fees	60		9
Allowance for loan losses	(6,209)		(6,068)
	$705,181		$684,047

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2016 and December 31, 2015, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2016	(In Thousands)
Commercial real estate	$288,489	$311	$1,600	$-	$290,400
Commercial construction	21,621	-	815	-	22,436
Commercial	41,234	15	-	-	41,249
Residential real estate	355,983	-	594	-	356,577
Consumer	668	-	-	-	668
Total	$707,995	$326	$3,009	$-	$711,330

December 31, 2015
Commercial real estate	$287,755	$-	$1,549	$-	$289,304
Commercial construction	16,971	-	815	-	17,786
Commercial	34,889	66	-	-	34,955
Residential real estate	346,787	-	529	-	347,316
Consumer	745	-	-	-	745
Total	$687,147	$66	$2,893	$-	$690,106

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2016 and December 31, 2015, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2016	(In Thousands)
With no related allowance recorded:
Commercial real estate	$3,678	$3,996		$3,661	$18
Commercial construction	815	815		815	7
Commercial	-	-		-	-
Residential real estate	821	830		790	1
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	254	254	47	288	3
Residential real estate	827	827	248	831	1
Consumer	-	-	-	-	-
Total:
Commercial real estate	$3,678	$3,996	$-	$3,661	$18
Commercial construction	815	815	-	815	7
Commercial	254	254	47	288	3
Residential real estate	1,648	1,657	248	1,621	2
Consumer	-	-	-	-	-
	$6,395	$6,722	$295	$6,385	$30
December 31, 2015
With no related allowance recorded:
Commercial real estate	$3,644	$3,928		$3,672	$139
Commercial construction	815	815		1,096	38
Commercial	-	-		-	-
Residential real estate	758	758		1,029	10
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$336	$-
Commercial construction	-	-	-	-	-
Commercial	321	321	115	323	10
Residential real estate	834	834	255	878	5
Consumer	-	-	-	-	-
Total:
Commercial real estate	$3,644	$3,928	$-	$4,008	$139
Commercial construction	815	815	-	1,096	38
Commercial	321	321	115	323	10
Residential real estate	1,592	1,592	255	1,907	15
Consumer	-	-	-	-	-
	$6,372	$6,656	$370	$7,334	$202

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2016	December 31, 2015

	(In Thousands)
Commercial real estate	$221	$164
Commercial construction	-	-
Commercial	-	66
Residential real estate	594	529
Consumer	-	-
Total	$815	$759

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2016	(In Thousands)
Commercial real estate	$571	$217	$221	$1,009	$289,391	$290,400	$-
Commercial construction	500	-	-	500	21,936	22,436	-
Commercial	-	-	-	-	41,249	41,249	-
Residential real estate	158	-	594	752	355,825	356,577	-
Consumer	-	-	-	-	668	668	-
Total	$1,229	$217	$815	$2,261	$709,069	$711,330	$-

December 31, 2015
Commercial real estate	$219	$-	$164	$383	$288,921	$289,304	$-
Commercial construction	500	-	-	500	17,286	17,786	-
Commercial	-	-	66	66	34,889	34,955	-
Residential real estate	159	76	529	764	346,552	347,316	-
Consumer	-	-	-	-	745	745	-
Total	$878	$76	$759	$1,713	$688,393	$690,106	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending March 31, 2016
Beginning Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068
Charge-offs	(35)	-	-	(9)	-	-	(44)
Recoveries	-	-	-	-	-	-	-
Provisions	60	77	(6)	61	1	(8)	185
Ending Balance - March 31, 2016	$2,157	$371	$396	$2,581	$30	$674	$6,209

Three Months Ending March 31, 2015
Beginning Balance - December 31, 2014	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Charge-offs	-	-	-	(1)	-	-	(1)
Recoveries	-	-	-	-	-	-	-
Provisions	283	(76)	55	276	-	(516)	22
Ending Balance - March 31, 2015	$1,987	$325	$462	$2,230	$22	$609	$5,635

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2016 and December 31, 2015:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2016
Allowance for Loan Losses
Ending Balance	$2,157	$371	$396	$2,581	$30	$674	$6,209
Ending balance: individually evaluated for impairment	$-	$-	$47	$248	$-	$-	$295
Ending balance: collectively evaluated for impairment	$2,157	$371	$349	$2,333	$30	$674	$5,914

Loans receivables:
Ending balance	$290,400	$22,436	$41,249	$356,577	$668		$711,330
Ending balance: individually evaluated for impairment	$3,678	$815	$254	$1,648	$-		$6,395
Ending balance: collectively evaluated for impairment	$286,722	$21,621	$40,995	$354,929	$668		$704,935

December 31, 2015
Allowance for Loan Losses
Ending Balance	$2,132	$294	$402	$2,529	$29	$682	$6,068
Ending balance: individually evaluated for impairment	$-	$-	$115	$255	$-	$-	$370
Ending balance: collectively evaluated for impairment	$2,132	$294	$287	$2,274	$29	$682	$5,698

Loans receivables:
Ending balance	$289,304	$17,786	$34,955	$347,316	$745		$690,106
Ending balance: individually evaluated for impairment	$3,644	$815	$321	$1,592	$-		$6,372
Ending balance: collectively evaluated for impairment	$285,660	$16,971	$34,634	$345,724	$745		$683,734

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	March 31, 2016
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,128	$-	$3,128
Commercial construction	260	-	260
Commercial	254	-	254
Residential real estate	1,053	-	1,053
Consumer	-	-	-
	$4,695	$-	$4,695

	December 31, 2015
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,145	$-	$3,145
Commercial construction	260	-	260
Commercial	255	-	255
Residential real estate	1,063	-	1,063
Consumer	-	-	-
	$4,723	$-	$4,723

As of March 31, 2016,  no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three months ended March 31, 2016 and 2015.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three months ended March 31, 2016 and 2015.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2016 and December 31, 2015, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$32,756	$-	$32,756
Municipal bonds	-	41,095	-	41,095
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	1,363	-	1,363
March 31, 2016 Securities available for sale	$-	$75,214	$-	$75,214

U.S. Government agency obligations	$-	$34,570	$-	$34,570
Municipal bonds	-	41,204	-	41,204
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	1,479	-	1,479
December 31, 2015 Securities available for sale	$-	$77,253	$-	$77,253

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
March 31, 2016 Impaired loans (1)	$-	$-	$786	$786
March 31, 2016 Impaired loans (2)	$-	$-	$-	$-
March 31, 2016 Other real estate owned (1)	$-	$-	$701	$701
December 31, 2015 Impaired loans (1)	$-	$-	$785	$785
December 31, 2015 Impaired loans (2)	$-	$-	$-	$-
December 31, 2015 Other real estate owned (1)	$-	$-	$1,224	$1,224

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

At March 31, 2016, of the impaired loans having an aggregate balance of $6.4 million, $5.3 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.1 million in impaired loans, an aggregate valuation allowance of $295 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2016:
Impaired loans	$786	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-25.0%)
			Liquidation expenses (3)	0% to -7.5% (-7.5%)
Other real estate owned	$701	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)
December 31, 2015:
Impaired loans	$785	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-25.0%)
			Liquidation expenses (3)	0% to -7.5% (-7.5%)
Other real estate owned	$1,224	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)

1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015:

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2016 and December 31, 2015:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2016:
Financial assets:
Cash and cash equivalents	$50,758	$50,758	$50,758	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	75,214	75,214	-	75,214	-
Loans receivable, net of allowance	705,181	716,677	-	-	716,677
Restricted investments in bank stock	535	535	-	535	-
Accrued interest receivable	1,691	1,691	-	1,691	-
Financial liabilities:
Deposits	752,089	752,985	-	752,985	-
Securities sold under agreements to
repurchase and federal funds purchased	25,752	25,747	-	25,747	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	586	586	-	586	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2015:
Financial assets:
Cash and cash equivalents	$19,526	$19,527	$19,527	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	77,253	77,253	-	77,253	-
Loans receivable, net of allowance	684,047	688,645	-	-	688,645
Restricted investments in bank stock	2,178	2,178	-	2,178	-
Accrued interest receivable	1,637	1,637	-	1,637	-
Financial liabilities:
Deposits	660,266	660,503	-	660,503	-
Securities sold under agreements to
repurchase and federal funds purchased	27,535	7,529	-	27,529	-
Short-term borrowings	39,306	3,973	-	39,273	-
Long-term borrowings	3,820	3,740	-	-	3,740
Accrued interest payable	462	462	-	462	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2016 and December 31, 2015:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
March 31, 2016
Repurchase Agreements:
Corporate Institutions	$25,752	$-	$25,752	$(25,752)	$-	$-

December 31, 2015
Repurchase Agreements:
Corporate Institutions	$27,535	$-	$27,535	$(27,535)	$-	$-

As of March 31, 2016 and December 31, 2015, the fair value of securities pledged was $30.1 million and $35.0 million, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 14 – New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year.  The new guidance will be effective for public companies for periods beginning after December 15, 2017 with private companies provided a one-year deferral until periods beginning after December 15, 2018. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the financial statements, if any. The Company is currently assessing the impact this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for years beginning after December 15, 2018 for public companies and for years beginning after December 15, 2019 for private companies. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is currently assessing the impact this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718).  This ASU was issued as part of FASB’s Simplification Initiative.  The areas for simplification in this Update include income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows for share-based payment transactions.  For public companies, this ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  For all other entities, the amendments will be effective for annual periods beginning after December 31, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently assessing the impact this new standard will have on its consolidated financial statements.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2016 and for the three months ended March 31, 2016  and 2015, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

The Company’s assets increased $49.0 million from $804.0 million at December 31, 2015 to $853.0 million at March 31, 2016 due primarily to an increase in interest bearing demand deposits with banks and loans receivable.

Net income for the three months ended March 31, 2016 was $1.6 million compared to a net income for the three months ended March 31, 2015 of $1.9 million.  The difference in net income for the quarters ended March 31, 2016 and March 31, 2015 resulted, in part, from an increase in the provision for loans and lease losses of $163 thousand due to loan growth in the quarter ending March 31, 2016, the personnel costs associated with opening a new branch in December 2015,  no gains on sales of securities in the quarter ending

March 31, 2016, compared to gross gains of $139 thousand realized on sales of securities in the quarter ending March 31, 2015, and a commercial loan recovery of $169 thousand in interest income during the three months ended March 31, 2015.  Loans receivable, net of the allowance for loan losses, increased $21.2 million to $705.2 million at March 31, 2016 from $684.0 million at December 31, 2015.  With the market being very competitive, the Company remains committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence in its market and continues to become more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2016 and 2015 totaled $7.3 million and $6.9 million, respectively.  Average earning assets were $792.2 million for the three months ended March 31, 2016 compared to $708.0 million for the three months ended March 31, 2015. The tax equivalent yield on average earning assets was 3.81% for the first quarter of 2016 compared to 4.04% for the first quarter of 2015.

Total interest expense for the three months ended March 31, 2016 increased  $169 thousand to $896 thousand as compared to $727 thousand for the three months ended March 31, 2015, primarily due to an increase in savings balances and increase in average certificates of deposit balances and rates. During March 2016, short-term and long-term borrowings were paid off. The interest expense associated with these borrowings was $35 thousand and $50 thousand, respectively, for the three months ended March 31, 2016 and March 31, 2015. Average interest bearing liabilities were $657.4 million for the three months ended March 31, 2016 compared to $597.9 million for the three months ended March 31, 2015.  The yield on average interest bearing liabilities was 0.55% and 0.49% for the first quarters of 2016 and 2015, respectively.

Net interest income for the three months ended March 31, 2016 was $6.4 million compared to $6.1 million for the three months ended March 31, 2015. The improvement in net interest income for the three months ended March 31, 2016 is a result of the growth in the loan portfolio, offset by growth in savings and certificates of deposits. The Company’s net interest margin for the three months ended March 31, 2016 decreased twenty-nine (29) basis points to 3.35% as compared to 3.64% for the three months ended March 31, 2015, due to the current interest rate environment and competitive pressure, inclusive of decreased interest rates on the loan portfolio and increased interest rates on certificate of deposits.

The table below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2016 and 2015, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2016			2015
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 690,599	$ 6,735	3.92%	$ 606,359	$ 6,217	4.16%
Loans - non-taxable	9,747	74	4.63%	9,566	78	5.01%
Investment securities - taxable	45,639	179	1.58%	50,464	207	1.65%
Investment securities - non-taxable	31,218	285	5.56%	34,205	303	5.44%
Federal funds sold	720	1	0.47%	769	-	0.22%
Time deposits	-	-	-	250	-	0.55%
Interest bearing deposits with banks	14,280	40	1.13%	6,413	49	3.10%
TOTAL INTEREST EARNING ASSETS	792,203	7,314	3.81%	708,026	6,854	4.04%
Less allowance for loan losses	(6,133)			(5,614)
Other assets	34,522			32,200
TOTAL ASSETS	$ 820,592			$ 734,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 72,460	$ 16	0.09%	$ 61,005	$ 8	0.05%
Savings	423,113	515	0.49%	411,213	492	0.49%
Certificates of deposit	110,886	326	1.18%	72,820	173	0.96%
Securities sold under agreements to repurchase, and short & long-term borrowings	50,939	39	0.31%	52,906	54	0.41%
TOTAL INTEREST BEARING LIABILITIES	657,398	896	0.55%	597,944	727	0.49%

Non-interest bearing demand deposits	87,023			68,007
Other liabilities	5,675			5,158
Stockholders' equity	70,496			63,503
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 820,592			$ 734,612

Net interest income		$ 6,418			$ 6,127
Net interest spread			3.26%			3.55%
Net interest margin			3.35%			3.64%

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

For the three months ended March 31, 2016, the provision for loan losses was $185 thousand, as compared to $22 thousand for the same period ended March 31, 2015.  In the three months ended March 31, 2016, there were charge-offs in the amount of $44 thousand, as compared to $1 thousand in the three months ended March 31, 2015.  The allowance for loan losses is $6.2 million as of March 31, 2016, which is 0.87% of outstanding loans, compared to $5.6 million or 0.91% of outstanding loans as of March 31, 2015. At December 31, 2015, the allowance for loan losses of $6.1 million represented 0.88% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate.  The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended
	March 31,
	2016	2015

	(In Thousands)
Loans receivable at end of period	$711,330	$625,116
Allowance for loan losses:
Balance, beginning	$6,068	$5,614
Provision for loan losses	185	22
Loans charged off:
Commercial real estate	(35)	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	(9)	(1)
Consumer	-	-
Total loans charged off	(44)	(1)
Recoveries of loans previously charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total recoveries	-	-
Net charge offs	(44)	(1)
Balance at end of period	$6,209	$5,635
Allowance for loan losses to loans receivable at end of period	0.87%	0.90%

Non-interest Income

Total non-interest income was $633 thousand for the three months ended March 31, 2016 compared to $723 thousand for the same period in 2015.  The decrease is due primarily to the  $139 thousand gain on sale of securities realized in 2015 compared to no gains on sale of securities during the same period in 2016 and a decrease in the income associated with bank owned life insurance valuation, offset by increased fee income due to growth in the Bank’s credit card and merchant processing customer base and $42 thousand in impairment losses on other real estate owned in 2015 compared to no impairment losses for the same period in 2016.

Non-interest Expense

Non-interest expenses increased $507 thousand from $4.1 million for the three months ended March 31, 2015 to $4.6 million for the same period ended March 31, 2016. The increase is due to: an increase of $20 thousand in loan and real estate fees; an increase of $15 thousand in FDIC insurance expense; an increase of $48 thousand due to credit card processing volume; an increase of $228 thousand in salaries and employee benefits due to annual raises and new hires for the Nazareth office in December 2015; an increase of $28 thousand in charitable contributions due to the approved increase in EITC contributions; an increase of $32 thousand in advertising and promotion expense due primarily to a new advertising campaign; an increase of $46 thousand in occupancy and equipment due primarily to the addition of the Nazareth branch; an increase of $30 thousand in data processing expense, and an increase of $55 thousand in other expenses due primarily to operating expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended March 31, 2016 totaled $645 thousand, or 28.6% of income before taxes. The allocated provision for income taxes for the three months ended March 31, 2015 totaled $781 thousand, or 28.7% of income before taxes.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2016. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2016 were $75.2 million compared to $77.3 million at December 31, 2015. The decrease in the investment portfolio is the result of the pay downs on mortgage-backed securities, maturities and calls, offset by an increase in unrealized gains. The carrying value of the securities portfolio as of March  31, 2016 includes a net unrealized gain of $2.3 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $1.9 million at December 31, 2015. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March  31, 2016 increased $21.2 million to $705.2 million from $684.0 million at December 31, 2015. The loan-to-deposit ratio decreased from 105% at December 31, 2015 to 95% at March  31, 2016 due primarily to the significant increase in deposits. The Bank’s loan portfolio at March 31, 2016 was comprised of residential real estate and consumer loans of $357.2 million, an increase of $9.2 million from December 31, 2015, and commercial loans of $354.1 million, an increase of $12.0 million from December 31, 2015.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $141 thousand totaling $6.2 million at March  31, 2016 compared to $6.1 million at December 31, 2015. At March 31, 2016 and December 31, 2015, the allowance for loan losses represented 0.87% and 0.88%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2016, December 31, 2015, and March 31, 2015 aggregate balances on non-performing loans equaled $5.5 million, $5.5 million and $6.7 million, respectively, representing 0.77%, 0.79% and 1.07% of total loans at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended March 31, 2016.  The Company has three  (3) foreclosed assets in the amount of $701 thousand as of March 31, 2016,  of which $221 thousand is residential real estate, as compared to four (4) foreclosed assets at December 31, 2015 in the amount of $1.2 million with $221 thousand in residential real estate.  The net change is a result of: the sale of one  (1) asset in the amount of $123 thousand and the sale of a portion of a foreclosed property in the amount of $400 thousand.  At March 31, 2016 and December 31, 2015 the Company had $529 thousand in recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2016	2015	2015

	(In Thousands)
Non-accrual - commercial	$221	$230	$858
Non-accrual - consumer	594	529	896
Restructured loans, accruing interest and less than 90 days past due	4,695	4,723	4,944
Loans past due 90 or more days, accruing interest	-	-	20
Total nonperforming loans	5,510	5,482	6,718
Foreclosed assets	701	1,224	1,038
Total nonperforming assets	$6,211	$6,706	$7,756
Nonperforming loans to total loans at period-end	0.77%	0.79%	1.07%
Nonperforming assets to total assets	0.73%	0.83%	1.05%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $56 thousand from December 31, 2015 to March 31, 2016. This increase is due primarily to increases related to purchases, offset by depreciation on existing premises and equipment.

Deposits

Total deposits at March 31, 2016 increased $91.8 million to $752.1 million from $660.3 million at December 31, 2015 due to enhanced deposit advertising, new branch, and expansion of existing deposit relationships. Demand deposits increased $6.9 million, time deposits increased $24.2 million, and savings deposits increased $60.7 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $50.8 million at March 31, 2016, compared to $19.5 million at December 31, 2015.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At March 31, 2016, the Company had $75.2 million of available for sale securities. Securities with carrying values of approximately $66.3 million and $64.9 million at March 31, 2016 and December 31, 2015, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At March 31, 2016, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $402.1 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2016 and $39.3 million were outstanding as of December 31, 2015.  No long-term FHLB advances were outstanding as of March 31, 2016 and $3.8 million were outstanding as of December 31, 2015.  All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of approximately $10.0 million, of which none was outstanding at March 31, 2016 and December 31, 2015. Advances from this line are unsecured.

The Company has one line of credit with Univest Bank and Trust Co. (“Univest”) totaling $4.0 million, of which none was outstanding at March 31, 2016 and December 31, 2015.  This line of credit is secured by 333,333 shares of Bank common stock, subordinate to all senior indebtedness of the Company.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $104.8 million  at  March 31, 2016.  At March 31, 2016 the Company also had letters of credit outstanding of $3.8 million and FHLB deposit letters of credit outstanding of $10.9 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $70.1 million as of March 31, 2016, representing a net increase of $2.0 million from December 31, 2015.  The increase in capital was primarily the result of the net income of $1.6 million and an increase of $284 thousand in unrealized gains on available for sale securities.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2016, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	March 31, 2016	December 31, 2015

	(Dollars In Thousands)
Tier I, common stockholders' equity	$68,474	$66,812
Tier II, allowable portion of allowance for loan losses	6,209	6,068
Total capital	$74,683	$72,880

Common equity tier 1 capital ratio	11.6%	11.5%
Tier I risk based capital ratio	11.6%	11.5%
Total risk based capital ratio	12.7%	12.6%
Tier I leverage ratio	8.4%	8.4%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

.

	March 31, 2016	December 31, 2015

	(Dollars In Thousands)
Tier I, common stockholders' equity	$68,556	$66,865
Tier II, allowable portion of allowance for loan losses	6,209	6,068
Total capital	$74,765	$72,933

Common equity tier 1 capital ratio	11.6%	11.5%
Tier I risk based capital ratio	11.6%	11.5%
Total risk based capital ratio	12.7%	12.6%
Tier I leverage ratio	8.4%	8.3%

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2016, including any corrective actions with regard to significant deficiencies and material weakness.

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
Registrant’s Form 10-K filed on March 30, 2016).
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

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 13, 2016	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 13, 2016	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of
Registrant’s Form 10-K filed on March 30, 2016).
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