Form 10-Q
period 2016-06-30
Embassy Bancorp, Inc.
filed 2016-08-12
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 5, 2016	($1.00 Par Value)	7,413,481
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2016	2015
	(In Thousands, Except Share Data)
Cash and due from banks	$14,318	$12,459
Interest bearing demand deposits with banks	8,807	6,067
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	24,125	19,526
Securities available for sale	89,879	77,253
Restricted investment in bank stock	624	2,178
Loans receivable, net of allowance for loan losses of $6,279 in 2016; $6,068 in 2015	725,299	684,047
Premises and equipment, net of accumulated depreciation	2,192	2,258
Bank owned life insurance	12,472	12,343
Accrued interest receivable	1,692	1,637
Other real estate owned	621	1,224
Other assets	3,870	3,572
Total Assets	$860,774	$804,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$97,298	$89,959
Interest bearing	677,196	570,307
Total Deposits	774,494	660,266
Securities sold under agreements to repurchase	8,603	27,535
Short-term borrowings	-	39,306
Long-term borrowings	-	3,820
Accrued interest payable	671	462
Other liabilities	5,800	4,548
Total Liabilities	789,568	735,937
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2016 issued and outstanding 7,413,481 shares
2015 issued and outstanding 7,407,547 shares	7,413	7,408
Surplus	24,393	24,299
Retained earnings	37,466	35,158
Accumulated other comprehensive income	1,934	1,236
Total Stockholders' Equity	71,206	68,101
Total Liabilities and Stockholders' Equity	$860,774	$804,038

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$6,891	$6,332	$13,700	$12,627
Securities, taxable	221	207	400	414
Securities, non-taxable	284	304	569	607
Federal funds sold, and other	41	15	82	64
Interest on time deposits	-	1	-	1
Total Interest Income	7,437	6,859	14,751	13,713
INTEREST EXPENSE
Deposits	962	694	1,819	1,367
Securities sold under agreements to repurchase	3	5	7	9
Short-term borrowings	1	28	31	43
Long-term borrowings	-	33	5	68
Total Interest Expense	966	760	1,862	1,487
Net Interest Income	6,471	6,099	12,889	12,226
PROVISION FOR LOAN LOSSES	70	120	255	142
Net Interest Income after Provision for Loan Losses	6,401	5,979	12,634	12,084
OTHER INCOME
Credit card processing fees	429	412	843	775
Other service fees	174	173	335	332
Bank owned life insurance	81	91	129	189
Gain on sale of securities, net	-	-	-	139
Gain on sale of other real estate owned	5	1	15	7
Impairment on other real estate owned	(80)	-	(80)	(42)
Total Other Income	609	677	1,242	1,400
OTHER EXPENSES
Salaries and employee benefits	1,951	1,717	3,921	3,459
Occupancy and equipment	681	594	1,356	1,223
Data processing	391	444	780	803
Credit card processing	396	393	798	747
Advertising and promotion	371	381	695	673
Professional fees	150	133	277	255
FDIC insurance	106	78	208	165
Insurance	15	13	28	27
Loan & real estate	46	82	110	126
Charitable contributions	149	142	386	351
Other real estate owned expenses	20	4	57	40
Other	400	341	673	559
Total Other Expenses	4,676	4,322	9,289	8,428

Income before Income Taxes	2,334	2,334	4,587	5,056
INCOME TAX EXPENSE	670	656	1,315	1,437
Net Income	$1,664	$1,678	$3,272	$3,619

BASIC EARNINGS PER SHARE	$0.22	$0.23	$0.44	$0.49

DILUTED EARNINGS PER SHARE	$0.22	$0.23	$0.44	$0.49

DIVIDENDS PER SHARE	$0.13	$0.10	$0.13	$0.10

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2016			2015

		(In Thousands)
Net Income	$		1,664	$		1,678
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain (loss) on securities available for sale		626			(865)
Less: reclassification adjustment for realized gains		-			-
		626			(865)
Income tax effect		(212)			294
Net unrealized gain (loss)		414			(571)
Other comprehensive gain (loss), net of tax			414			(571)
Comprehensive Income	$		2,078	$		1,107

	Six Months Ended June 30,
	2016			2015

		(In Thousands)

Net Income	$		3,272	$		3,619
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain (loss) on securities available for sale		1,057			(527)
Less: reclassification adjustment for realized gains		-			(139)
		1,057			(666)
Income tax effect		(359)			226
Net unrealized gain (loss)		698			(440)
Other comprehensive gain (loss), net of tax			698			(440)
Comprehensive Income	$		3,970	$		3,179

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2016 and 2015

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2014	$7,358	$24,024	$28,485	$1,465	$61,332
Net income	-	-	3,619	-	3,619
Other comprehensive income, net of tax	-	-	-	(440)	(440)
Dividend declared, $.10 per share	-	-	(736)	-	(736)
Compensation expense recognized on stock options	-	25	-	-	25
Common stock grants to directors, 9,122 shares	9	87	-	-	96
BALANCE - JUNE 30, 2015	$7,367	$24,136	$31,368	$1,025	$63,896

BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$68,101
Net income	-	-	3,272	-	3,272
Other comprehensive income, net of tax	-	-	-	698	698
Dividend declared, $.13 per share	-	-	(964)	-	(964)
Compensation expense recognized on stock options	-	15	-	-	15
Common stock grants to directors, 5,934 shares	5	57	-	-	62
Compensation expense recognized on stock grants, net of unearned compensation expense of $234	-	22	-	-	22
BALANCE - JUNE 30, 2016	$7,413	$24,393	$37,466	$1,934	$71,206

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,272	$3,619
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	255	142
Amortization of deferred loan costs	57	12
Depreciation and amortization	374	306
Net amortization of investment security premiums and discounts	130	105
Stock compensation expense	37	25
Net realized gain on sale of other real estate owned	(15)	(7)
Impairment on other real estate owned	80	42
Income on bank owned life insurance	(129)	(189)
Net realized gain on sale of securities available for sale	-	(139)
Increase in accrued interest receivable	(55)	(39)
Increase in other assets	(657)	(22)
Increase (decrease) in accrued interest payable	209	(12)
Increase (decrease) in other liabilities	365	(20)
Net Cash Provided by Operating Activities	3,923	3,823
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(15,416)	(13,869)
Maturities, calls and principal repayments of securities available for sale	3,717	981
Proceeds from sales of securities available for sale	-	5,726
Net increase in loans	(41,041)	(46,448)
Net redemption (purchases) of restricted investment in bank stock	1,554	(1,728)
Proceeds from sale of other real estate owned	-	53
Purchases of premises and equipment	(308)	(282)
Net Cash Used in Investing Activities	(51,494)	(55,567)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	114,228	7,424
Net (decrease) increase in securities sold under agreements to repurchase	(18,932)	3,491
(Decrease) increase in short-term borrowed funds	(39,306)	35,440
Proceeds from long-term borrowed funds	-	5,455
Payments of long-term borrowed funds	(3,820)	(1,000)
Net Cash Provided by Financing Activities	52,170	50,810
Net Increase (Decrease) in Cash and Cash Equivalents	4,599	(934)
CASH AND CASH EQUIVALENTS - BEGINNING	19,526	16,390
CASH AND CASH EQUIVALENTS - ENDING	$24,125	$15,456

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,641	$1,500
Income taxes paid	$1,482	$1,560
Other real estate sold through bank financing	$523	$-
Deferral of gain from sale of other real estate sold through bank financing	$15	$195

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2016 through the date these consolidated financial statements were issued. On July 15, 2016, the Board of Directors of the Company  ratified the execution of the Embassy Bancorp, Inc. Employee Stock Purchase Plan. This plan had previously been approved by the Company’s shareholders at the annual shareholders meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date when options are granted, scheduled to work at least twenty (20) hours per week and for more than five (5) months is eligible to participate once they have completed the appropriate documentation. Embassy Bancorp, Inc. has authorized 350,000 of its common stock for the plan.

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

Note 4 – Stock Incentive Plan

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At June 30, 2016 there were 322,210 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended June 30, 2016, there have been 65,774 awards granted. No awards were granted during the three months ended June 30, 2016 and 2015.  During the six months ended June 30, 2016 and 2015 there were 5,934 and 9,122 awards granted, respectively. During the three and six month months ended June 30, 2016 the Company recognized $10 thousand and $22 thousand, respectively, in compensation expense for the restricted stock awards.  There was no compensation expense recognized for the restricted stock awards during the three and six months ended June 30, 2015.

In January 2014, February 2013 and February 2012, the Company granted stock options to purchase 29,663, 29,742 and 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements. No stock options were granted in quarter and year to date periods ended June 30, 2016 and 2015. Stock compensation expense related to these options was $6 thousand and $10 thousand for the three months ended June 30, 2016 and 2015, respectively. Stock compensation expense related to these options was $15 thousand and $25 thousand for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016,  approximately $13 thousand unrecognized cost related to stock options granted in 2014 will be recognized over the next 0.55 years. The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 2.30%, 1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%, 28.79% and 31.10%, respectively. The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46, $2.14 and $2.56 per share, respectively.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended June 30,
	2016			2015

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$626	$(212)	$414	$(865)	$294	$(571)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$626	$(212)	$414	$(865)	$294	$(571)

	Six Months Ended June 30,
	2016			2015

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$1,057	$(359)	$698	$(527)	$179	$(348)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(139)	47	(92)
Total other comprehensive income (loss)	$1,057	$(359)	$698	$(666)	$226	$(440)

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities for the three months ended June 30, 2016 and 2015.  A summary of the realized gains on securities available for sale, net of tax, for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended
	June 30,
	2016	2015

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$-	$(139)
Income taxes	-	47
Net of tax	$-	$(92)

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2016 and 2015	(In Thousands)
Balance March 31, 2016	$1,520
Other comprehensive income before reclassifications	414
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	414
Balance June 30, 2016	$1,934

Balance March 31, 2015	$1,596
Other comprehensive loss before reclassifications	(571)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(571)
Balance June 30, 2015	$1,025

Six Months Ended June 30, 2016 and 2015
Balance January 1, 2016	$1,236
Other comprehensive income before reclassifications	698
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	698
Balance June 30, 2016	$1,934

Balance January 1, 2015	$1,465
Other comprehensive loss before reclassifications	(348)
Amounts reclassified from accumulated other comprehensive income	(92)
Net other comprehensive loss during the period	(440)
Balance June 30, 2015	$1,025

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars In Thousands, Except Per Share Data)
Net income	$1,664	$1,678	$3,272	$3,619

Weighted average shares outstanding	7,413,482	7,366,873	7,412,438	7,365,865
Dilutive effect of potential common shares, stock options	33,744	32,922	33,325	32,163
Diluted weighted average common shares outstanding	7,447,226	7,399,795	7,445,763	7,398,028

Basic earnings per share	$0.22	$0.23	$0.44	$0.49
Diluted earnings per share	$0.22	$0.23	$0.44	$0.49

There were no stock options not considered in computing diluted earnings per common share for the three and six months ended June 30, 2016, as compared to stock options of 9,122 not considered in computing diluted earnings per common share for the three and six months ended June 30, 2015 because they were not dilutive to earnings.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit and FHLBank of Pittsburgh (“FHLB”) deposit letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.7 million of standby letters of credit outstanding as of June 30, 2016. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.6 million. Management does not consider the current amount of the liability as of June 30, 2016 for guarantees under standby letters of credit issued to be material.

FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party (the “Beneficiary”), which secure public deposits in the Bank. FHLB deposit letters of credit are secured by qualifying assets of the Bank. The Company, through the Bank, had $7.9 million of FHLB deposit letters of credit outstanding as of June 30, 2016.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2016, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $426.5 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2016 and $39.3 million were outstanding as of December 31, 2015. No long-term advances were outstanding with FHLB as of June 30, 2016 and $3.8 million were outstanding as of December 31, 2015. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of $10.0 million, of which none was outstanding at June 30, 2016 and December 31, 2015. Advances from this line are unsecured.

The Company has one line of credit with Univest Bank and Trust Co. (“Univest”) totaling $4.0 million, of which none was outstanding at June 30, 2016 and December 31, 2015.  This line of credit is secured by 333,333 shares of Bank common stock.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At June 30, 2016 and December 31, 2015, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2016 :
U.S. Government agency obligations	$31,596	$267	$-	$31,863
Municipal bonds	39,045	2,508	-	41,553
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	16,309	154	-	16,463
Total	$86,950	$2,929	$-	$89,879

December 31, 2015 :
U.S. Government agency obligations	$34,676	$15	$(121)	$34,570
Municipal bonds	39,378	1,970	(144)	41,204
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,327	152	-	1,479
Total	$75,381	$2,137	$(265)	$77,253

The amortized cost and fair value of securities as of June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$7,070	$7,077
Due after one year through five years	29,865	30,283
Due after five years through ten years	18,964	20,094
Due after ten years	14,742	15,962
	70,641	73,416
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	16,309	16,463
	$86,950	$89,879

There were no sales of securities during the three and six months ended June 30, 2016. There were no sales of securities during the three months ended June 30, 2015. Gross gains of $139 thousand were realized on sales of securities for the six months ended June 30, 2015. There were no gross losses on the sales of securities during the six months ended June 30, 2015.

Securities with a carrying value of $57.4 million and $64.9 million at June 30, 2016 and December 31, 2015, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company had no securities in an unrealized loss position at June 30, 2016. The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015:

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

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had FHLB stock at a carrying value of $262 thousand and $2.1 million repurchased during the three and six months ended June 30, 2016 and $114 thousand was repurchased during the three and six months ended June 30, 2015, respectively.  Stock purchases of $352 thousand and $537 thousand were made during the three and six months ended June 30, 2016 and $983 thousand and $1.8 million during the three and six months ended June 30, 2015, respectively.  Dividend payments of $17 thousand and $42 thousand were received during the three and six months ended June 30, 2016 and $13 thousand and $58 thousand were received during the three and six months ended June 30, 2015, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2016.

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016		December 31, 2015
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$295,746	40.43%	$289,304	41.92%
Commercial construction	23,600	3.23%	17,786	2.58%
Commercial	40,043	5.47%	34,955	5.06%
Residential real estate	371,413	50.78%	347,316	50.33%
Consumer	679	0.09%	745	0.11%
Total loans	731,481	100.00%	690,106	100.00%
Unearned origination fees	97		9
Allowance for loan losses	(6,279)		(6,068)
	$725,299		$684,047

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2016 and December 31, 2015, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2016	(In Thousands)
Commercial real estate	$294,131	$21	$1,594	$-	$295,746
Commercial construction	22,785	-	815	-	23,600
Commercial	40,028	15	-	-	40,043
Residential real estate	370,493	345	575	-	371,413
Consumer	679	-	-	-	679
Total	$728,116	$381	$2,984	$-	$731,481

December 31, 2015
Commercial real estate	$287,755	$-	$1,549	$-	$289,304
Commercial construction	16,971	-	815	-	17,786
Commercial	34,889	66	-	-	34,955
Residential real estate	346,787	-	529	-	347,316
Consumer	745	-	-	-	745
Total	$687,147	$66	$2,893	$-	$690,106

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2016 and December 31, 2015, respectively:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2016	(In Thousands)
With no related allowance recorded:
Commercial real estate	$3,655	$3,974		$3,667	$19	$3,659	$37
Commercial construction	815	815		815	7	815	14
Commercial	-	-		-	-	-	-
Residential real estate	800	808		811	2	793	3
Consumer	-	-		-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-	-	-
Commercial	268	268	61	261	3	281	6
Residential real estate	1,113	1,113	349	970	3	925	4
Consumer	-	-	-	-	-	-	-
Total:
Commercial real estate	$3,655	$3,974	$-	$3,667	$19	$3,659	$37
Commercial construction	815	815	-	815	7	815	14
Commercial	268	268	61	261	3	281	6
Residential real estate	1,913	1,921	349	1,781	5	1,718	7
Consumer	-	-	-	-	-	-	-
	$6,651	$6,978	$410	$6,524	$34	$6,473	$64
December 31, 2015
With no related allowance recorded:
Commercial real estate	$3,644	$3,928				$3,672	$139
Commercial construction	815	815				1,096	38
Commercial	-	-				-	-
Residential real estate	758	758				1,029	10
Consumer	-	-				-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-			$336	$-
Commercial construction	-	-	-			-	-
Commercial	321	321	115			323	10
Residential real estate	834	834	255			878	5
Consumer	-	-	-			-	-
Total:
Commercial real estate	$3,644	$3,928	$-			$4,008	$139
Commercial construction	815	815	-			1,096	38
Commercial	321	321	115			323	10
Residential real estate	1,592	1,592	255			1,907	15
Consumer	-	-	-			-	-
	$6,372	$6,656	$370			$7,334	$202

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2016	December 31, 2015

	(In Thousands)
Commercial real estate	$221	$164
Commercial construction	-	-
Commercial	15	66
Residential real estate	865	529
Consumer	-	-
Total	$1,101	$759

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2016 and December 31, 2015, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2016	(In Thousands)
Commercial real estate	$46	$-	$221	$267	$295,479	$295,746	$-
Commercial construction	-	-	-	-	23,600	23,600	-
Commercial	188	-	15	203	39,840	40,043	-
Residential real estate	856	-	865	1,721	369,692	371,413	-
Consumer	-	-	-	-	679	679	-
Total	$1,090	$-	$1,101	$2,191	$729,290	$731,481	$-

December 31, 2015
Commercial real estate	$219	$-	$164	$383	$288,921	$289,304	$-
Commercial construction	500	-	-	500	17,286	17,786	-
Commercial	-	-	66	66	34,889	34,955	-
Residential real estate	159	76	529	764	346,552	347,316	-
Consumer	-	-	-	-	745	745	-
Total	$878	$76	$759	$1,713	$688,393	$690,106	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending June 30, 2016
Beginning Balance - March 31, 2016	$2,157	$371	$396	$2,581	$30	$674	$6,209
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	21	56	22	206	-	(235)	70
Ending Balance - June 30, 2016	$2,178	$427	$418	$2,787	$30	$439	$6,279

Six Months Ending June 30, 2016
Beginning Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068
Charge-offs	(35)	-	-	(9)	-	-	(44)
Recoveries	-	-	-	-	-	-	-
Provisions	81	133	16	267	1	(243)	255
Ending Balance - June 30, 2016	$2,178	$427	$418	$2,787	$30	$439	$6,279

Three Months Ending June 30, 2015
Beginning Balance - March 31, 2015	$1,987	$325	$462	$2,230	$22	$609	$5,635
Charge-offs	(46)	-	-	(9)	-	-	(55)
Recoveries	-	-	-	-	-	-	-
Provisions	64	8	(71)	196	10	(87)	120
Ending Balance - June 30, 2015	$2,005	$333	$391	$2,417	$32	$522	$5,700

Six Months Ending June 30, 2015
Beginning Balance - December 31, 2014	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Charge-offs	(46)	-	-	(10)	-	-	(56)
Recoveries	-	-	-	-	-	-	-
Provisions	347	(68)	(16)	472	10	(603)	142
Ending Balance - June 30, 2015	$2,005	$333	$391	$2,417	$32	$522	$5,700

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2016 and December 31, 2015.

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2016
Allowance for Loan Losses
Ending Balance	$2,178	$427	$418	$2,787	$30	$439	$6,279
Ending balance: individually evaluated for impairment	$-	$-	$61	$349	$-	$-	$410
Ending balance: collectively evaluated for impairment	$2,178	$427	$357	$2,438	$30	$439	$5,869

Loans receivables:
Ending balance	$295,746	$23,600	$40,043	$371,413	$679		$731,481
Ending balance: individually evaluated for impairment	$3,655	$815	$268	$1,913	$-		$6,651
Ending balance: collectively evaluated for impairment	$292,091	$22,785	$39,775	$369,500	$679		$724,830

December 31, 2015
Allowance for Loan Losses
Ending Balance	$2,132	$294	$402	$2,529	$29	$682	$6,068
Ending balance: individually evaluated for impairment	$-	$-	$115	$255	$-	$-	$370
Ending balance: collectively evaluated for impairment	$2,132	$294	$287	$2,274	$29	$682	$5,698

Loans receivables:
Ending balance	$289,304	$17,786	$34,955	$347,316	$745		$690,106
Ending balance: individually evaluated for impairment	$3,644	$815	$321	$1,592	$-		$6,372
Ending balance: collectively evaluated for impairment	$285,660	$16,971	$34,634	$345,724	$745		$683,734

Troubled Debt Restructurings

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider, resulting in a modified loan which is then identified as troubled debt restructuring (“TDR”).  The Company may modify loans through rate reductions, extensions to maturity, interest only payments, or payment modifications to better coincide the timing of payments due under the modified terms with the expected timing of cash flows from the borrowers’ operations.  Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	June 30, 2016
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,111	$-	$3,111
Commercial construction	260	-	260
Commercial	253	-	253
Residential real estate	1,048	-	1,048
Consumer	-	-	-
	$4,672	$-	$4,672

	December 31, 2015
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,145	$-	$3,145
Commercial construction	260	-	260
Commercial	255	-	255
Residential real estate	1,063	-	1,063
Consumer	-	-	-
	$4,723	$-	$4,723

As of June 30, 2016,  no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and six months ended June 30, 2016 and 2015.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and six months ended June 30, 2016 and 2015.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2016 and December 31, 2015, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$31,863	$-	$31,863
Municipal bonds	-	41,553	-	41,553
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	16,463	-	16,463
June 30, 2016 Securities available for sale	$-	$89,879	$-	$89,879

U.S. Government agency obligations	$-	$34,570	$-	$34,570
Municipal bonds	-	41,204	-	41,204
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	1,479	-	1,479
December 31, 2015 Securities available for sale	$-	$77,253	$-	$77,253

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
June 30, 2016 Impaired loans (1)	$-	$-	$971	$971
June 30, 2016 Impaired loans (2)	$-	$-	$-	$-
June 30, 2016 Other real estate owned (1)	$-	$-	$621	$621
December 31, 2015 Impaired loans (1)	$-	$-	$785	$785
December 31, 2015 Impaired loans (2)	$-	$-	$-	$-
December 31, 2015 Other real estate owned (1)	$-	$-	$1,224	$1,224

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

At June 30, 2016, of the impaired loans having an aggregate balance of $6.7 million, $5.3 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.4 million in impaired loans, an aggregate valuation allowance of $410 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2016:
Impaired loans	$971	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-17.4%)
			Liquidation expenses (3)	0% to -10.0% (-8.3%)
Other real estate owned	$621	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)
December 31, 2015:
Impaired loans	$785	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-25.0%)
			Liquidation expenses (3)	0% to -7.5% (-7.5%)
Other real estate owned	$1,224	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)

1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015:

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2016 and December 31, 2015:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
June 30, 2016:
Financial assets:
Cash and cash equivalents	$24,125	$24,125	$24,125	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	89,879	89,879	-	89,879	-
Loans receivable, net of allowance	725,299	737,385	-	-	737,385
Restricted investments in bank stock	624	624	-	624	-
Accrued interest receivable	1,692	1,692	-	1,692	-
Financial liabilities:
Deposits	774,494	775,560	-	775,560	-
Securities sold under agreements to
repurchase and federal funds purchased	8,603	8,602	-	8,602	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	671	671	-	671	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2015:
Financial assets:
Cash and cash equivalents	$19,526	$19,527	$19,527	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	77,253	77,253	-	77,253	-
Loans receivable, net of allowance	684,047	688,645	-	-	688,645
Restricted investments in bank stock	2,178	2,178	-	2,178	-
Accrued interest receivable	1,637	1,637	-	1,637	-
Financial liabilities:
Deposits	660,266	660,503	-	660,503	-
Securities sold under agreements to
repurchase and federal funds purchased	27,535	27,529	-	27,529	-
Short-term borrowings	39,306	39,273	-	39,273	-
Long-term borrowings	3,820	3,740	-	-	3,740
Accrued interest payable	462	462	-	462	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Offsetting Assets and Liabilities

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal ownership over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2016 and December 31, 2015:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
June 30, 2016
Repurchase Agreements:
Corporate Institutions	$8,603	$-	$8,603	$(8,603)	$-	$-

December 31, 2015
Repurchase Agreements:
Corporate Institutions	$27,535	$-	$27,535	$(27,535)	$-	$-

As of June 30, 2016 and December 31, 2015, the fair value of securities pledged was $11.9 million and $35.0 million, respectively.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2016 and for the three and six months ended June 30, 2016  and 2015, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased $56.7 million from $804.0 million at December 31, 2015 to $860.8 million at June 30, 2016 due primarily to an increase in loans receivable and securities.

Net income for the three months ended June 30, 2016 and June 30, 2015 was $1.7 million.  Net income for the six months ended June 30, 2016 was $3.3 million compared to a net income for the six months ended June 30, 2015 of $3.6 million. The difference in net income for the six months ended June 30, 2016 and June 30, 2015 resulted, in part, from an increase in the provision for loans and lease losses of $113 thousand due to loan growth in the six months ended June 30, 2016, the personnel costs associated with opening a new branch in December 2015, no gains on sales of securities in the six months ended June 30, 2016, compared to gross gains of $139 thousand realized on sales of securities in the six months ended June 30, 2015, and a commercial loan recovery of $169 thousand in interest income during the six months ended June 30, 2015.

Loans receivable, net of the allowance for loan losses, increased $41.3 million to $725.3 million at June 30, 2016 from $684.0 million at December 31, 2015.  With the market being very competitive, the Company remains committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence and benefits from the impact of recent mergers within its marketplace. The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2016 and 2015 totaled $7.4 million and $6.9 million, respectively.  Average earning assets were $824.7 million for the three months ended June 30, 2016 compared to $730.4 million for the three months ended June 30, 2015. The tax equivalent yield on average earning assets was 3.72% for the second quarter of 2016 compared to 3.88% for the second quarter of 2015.

Total interest expense for the three months ended June 30, 2016 increased $206 thousand to $966 thousand as compared to $760 thousand for the three months ended June 30, 2015, primarily due to growth in savings balances and certificates of deposit balances and rates, offset by a decrease in securities sold under agreements to repurchase balances and a decrease in FHLB short-term and long-term borrowings.    Average interest bearing liabilities were $682.1 million for the three months ended June 30, 2016 compared to $614.8 million for the three months ended June 30, 2015.  The yield on average interest bearing liabilities was 0.57% and 0.50% for the second quarters of 2016 and 2015, respectively.

Net interest income for the three months ended June 30, 2016 was $6.5 million compared to $6.1 million for the three months ended June 30, 2015. The improvement in net interest income for the three months ended June 30, 2016 is a result of the growth in the loan portfolio and decrease in securities sold under agreements to repurchase balances and FHLB short-term and long-term borrowings, offset by growth in savings and certificates of deposit. The Company’s net interest margin for the three months ended June 30, 2016 decreased twenty-three (23) basis points to 3.25% as compared to 3.48% for the three months ended June 30, 2015, due to the current interest rate environment and competitive pressure, inclusive of decreased interest rates on the loan portfolio and increased interest rates on certificates of deposit, offset by a decrease in securities sold under agreements to repurchase balances and FHLB short-term and long-term borrowings.

Total interest income for the six months ended June 30, 2016 and 2015 totaled $14.8 million and $13.7 million, respectively.  Average earning assets were $808.4 million for the six months ended June 30, 2016 compared to $719.3 million for the six months ended June 30, 2015. The tax equivalent yield on average earning assets for the six months ended June 30, 2016 decreased twenty (20) basis points to 3.76% as compared to 3.96% for the six months ended June 30, 2015.

Total interest expense for the six months ended June 30, 2016 increased $375 thousand to $1.9 million as compared to $1.5 million for the six months ended June 30, 2015. The increase is primarily due to growth in savings balances and growth in certificates of deposit balances and rates, offset by a decrease in securities sold under agreements to repurchase balances and a decrease in FHLB short-term and long-term borrowings. Average interest bearing liabilities were $669.7 million for the six months ended June 30, 2016 compared to $606.4 million for the six months ended June 30, 2015.  The yield on average interest bearing liabilities for the six months ended June 30, 2016 increased seven (7) basis points to 0.56% from 0.49% as of June 30, 2015.

Net interest income for the six months ended June 30, 2016 was $12.9 million compared to $12.2 million for the six months ended June 30, 2015.  The improvement in net interest income for the six months ended June 30, 2016 is a result of the growth in the loan portfolio, offset by growth in savings and certificates of deposit. The Company’s net interest margin for the six months ended June 30, 2016 decreased twenty-four (24) basis points to 3.30% as compared to 3.54% for the six months ended June 30, 2015,  due to the current interest rate environment and competitive pressure, inclusive of decreased interest rates on the loan portfolio and increased interest rates on certificates of deposit.

The table below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2016 and 2015, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2016			2015
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 708,332	$ 6,818	3.87%	$ 629,149	$ 6,252	3.99%
Loans - non-taxable	9,695	74	4.65%	9,914	80	4.90%
Investment securities - taxable	54,881	221	1.62%	50,700	207	1.64%
Investment securities - non-taxable	30,892	283	5.58%	34,106	304	5.42%
Federal funds sold	829	1	0.47%	539	-	0.21%
Time deposits	-	-	-	250	-	0.55%
Interest bearing deposits with banks	20,058	40	0.80%	5,738	15	1.05%
TOTAL INTEREST EARNING ASSETS	824,687	7,437	3.72%	730,396	6,858	3.88%
Less allowance for loan losses	(6,226)			(5,636)
Other assets	36,797			33,943
TOTAL ASSETS	$ 855,258			$ 758,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 72,407	$ 15	0.08%	$ 54,371	$ 7	0.05%
Savings	472,035	575	0.49%	408,944	496	0.49%
Certificates of deposit	123,085	372	1.22%	78,741	191	0.97%
Securities sold under agreements to repurchase, and short & long-term borrowings	14,525	4	0.11%	72,775	66	0.36%
TOTAL INTEREST BEARING LIABILITIES	682,052	966	0.57%	614,831	760	0.50%

Non-interest bearing demand deposits	93,626			71,390
Other liabilities	6,092			5,531
Stockholders' equity	73,488			66,951
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 855,258			$ 758,703

Net interest income		$ 6,471			$ 6,098
Net interest spread			3.15%			3.38%
Net interest margin			3.25%			3.48%

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2016			2015

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 699,466	$ 13,552	3.90%	$ 617,817	$ 12,469	4.07%
Loans - non-taxable	9,721	148	4.64%	9,741	158	4.96%
Investment securities - taxable	50,346	400	1.60%	50,446	413	1.64%
Investment securities - non-taxable	30,969	569	5.60%	34,293	608	5.41%
Federal funds sold	774	2	0.47%	653	1	0.21%
Time deposits	-	-	-	250	1	0.83%
Interest bearing deposits with banks	17,169	80	0.94%	6,073	63	2.09%
TOTAL INTEREST EARNING ASSETS	808,445	14,751	3.76%	719,273	13,713	3.96%
Less allowance for loan losses	(6,179)			(5,625)
Other assets	35,659			33,076
TOTAL ASSETS	$ 837,925			$ 746,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 72,434	$ 31	0.09%	$ 57,670	$ 15	0.05%
Savings	447,574	1,090	0.49%	410,072	988	0.49%
Certificates of deposit	116,985	698	1.20%	75,797	364	0.97%
Securities sold under agreements to repurchase, and short & long-term borrowings	32,732	43	0.26%	62,895	120	0.38%
TOTAL INTEREST BEARING LIABILITIES	669,725	1,862	0.56%	606,434	1,487	0.49%

Non-interest bearing demand deposits	90,325			69,708
Other liabilities	5,883			5,345
Stockholders' equity	71,992			65,237
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 837,925			$ 746,724

Net interest income		$ 12,889			$ 12,226
Net interest spread			3.20%			3.47%
Net interest margin			3.30%			3.54%

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

For the three months ended June 30, 2016, the provision for loan losses was $70 thousand, as compared to $120 thousand for the same period ended June 30, 2015.  There were no charge-offs in the three months ended June 30, 2016, as compared to $55 thousand in the three months ended June 30, 2015.    For the six months ended June 30, 2016, the provision for loan losses was $255 thousand, as compared to $142 thousand for the same period ended June 30, 2015. In the six months ended June 30, 2016, there were charge-offs in the amount of $44 thousand, as compared to $56 thousand in charge-offs during the same period in 2015.  The allowance for loan losses is $6.3 million as of June 30, 2016, which is 0.86% of outstanding loans, compared to $5.7 million or 0.87% of outstanding loans as of June 30, 2015. At December 31, 2015, the allowance for loan losses of $6.1 million represented 0.88% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In Thousands)
Loans receivable at end of period	$731,481	$656,874	$731,481	$656,874
Allowance for loan losses:
Balance, beginning	$6,209	$5,635	$6,068	$5,614
Provision for loan losses	70	120	255	142
Loans charged off:
Commercial real estate	-	(46)	(35)	(46)
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	(9)	(9)	(10)
Consumer	-	-	-	-
Total loans charged off	-	(55)	(44)	(56)
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total recoveries	-	-	-	-
Net charge offs	-	(55)	(44)	(56)
Balance at end of period	$6,279	$5,700	$6,279	$5,700
Allowance for loan losses to loans receivable at end of period	0.86%	0.87%	0.86%	0.87%

Non-interest Income

Total non-interest income was $609 thousand for the three months ended June 30, 2016 compared to $677 thousand for the same period in 2015.  The decrease is due primarily to an $80 thousand impairment loss on other real estate owned in the quarter ending June 30, 2016, compared to no impairment losses in the same period in 2015 and a decrease in the income associated with bank owned life insurance valuation, offset by increased fee income due to growth in the Bank’s credit card and merchant processing customer base. Total non-interest income was $1.2 million for the six months ended June 30, 2016 compared to $1.4 million for the same period in 2015.  The decrease is due primarily to the $139 thousand gain on the sale of securities realized in 2015, compared to no gains on the sale of securities during the same period in 2016, a decrease in the income associated with bank owned life insurance valuation, and an increase of $38 thousand in impairment losses of other real estate owned, offset by increased fee income due to growth in the Bank’s credit card and merchant processing customer base.

Non-interest Expense

Non-interest expenses increased $354 thousand from $4.3 million for the three months ended June 30, 2015 to $4.7 million for the same period ended June 30, 2016.  The increase is due to: an increase of $234 thousand in salaries and employee benefits due to salary increases and new hires including those for the new Nazareth branch in December 2015; an increase of $87 thousand in occupancy and equipment due primarily to the addition of the Nazareth branch; an increase of $28 thousand in FDIC insurance expense; and an increase of $59 thousand in other operating expenses, offset by a decrease of $53 thousand in data processing primarily due to mobile banking implementation in the second quarter of 2015; and a decrease of $36 thousand in loan and real estate expenses.

Non-interest expenses increased $861 thousand from $8.4 million for the six months ended June 30, 2015 to $9.3 million for the same period ended June 30, 2016.  The increase is due to: an increase of $462 thousand in salaries and employee benefits due to salary increases and new hires including those for the new Nazareth branch in December 2015; an increase of $133 thousand in occupancy and equipment due primarily to the addition of the Nazareth branch; an increase of $51 thousand in credit card processing due to increased processing volume; an increase of $43 thousand in FDIC insurance expense; an increase of $35 thousand in charitable contributions due to EITC contributions; an increase of $22 thousand in advertising and promotion expense due primarily to the new advertising campaign; an increase of $22 thousand in professional fees; and an increase of $114 thousand in other operating expenses, offset by a decrease of $23 thousand in data processing primarily due to mobile banking implementation in the second quarter of 2015 and ATM network fees.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended June 30, 2016 totaled $670 thousand, or 28.7% of income before taxes. The provision for income taxes for the three months ended June 30, 2015 totaled $656 thousand, or 28.1% of income before taxes.  The allocated provision for income taxes for the six months ended June 30, 2016 totaled $1.3 million, or 28.7% of income before taxes. The provision for income taxes for the six months ended June 30, 2015 totaled $1.4 million, or 28.4% of income before taxes. The slight increase in the tax rate is primarily the result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2016. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2016 were $89.9 million compared to $77.3 million at December 31, 2015. The increase in the investment portfolio is the result of the purchase of two  (2) mortgage-backed securities totaling $15.4 million, offset by pay downs on mortgage-backed securities, maturities, calls, and an increase in unrealized gains. The carrying value of the securities portfolio as of June 30, 2016 includes a net unrealized gain of $2.9 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $1.9 million at December 31, 2015. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2016 increased $41.3 million to $725.3 million from $684.0 million at December 31, 2015. The loan-to-deposit ratio decreased from 105% at December 31, 2015 to 94% at June 30, 2016. The Bank’s loan portfolio at June 30, 2016 was comprised of residential real estate and consumer loans of $372.1 million, an increase of $24.0 million from December 31, 2015, and commercial loans of $359.4 million, an increase of $17.3 million from December 31, 2015.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $211 thousand totaling $6.3 million at June 30, 2016 compared to $6.1 million at December 31, 2015. At June 30, 2016 and December 31, 2015, the allowance for loan losses represented 0.86% and 0.88%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2016,  December 31, 2015, and June 30, 2015 aggregate balances on non-performing loans equaled $5.8 million, $5.5 million and $6.2 million, respectively, representing 0.79%,  0.79% and 0.95% of total loans at June 30, 2016,  December 31, 2015 and June 30, 2015, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the six months ended June 30, 2016.  The Company has three (3) foreclosed assets in the amount of $621 thousand as of June 30, 2016, of which $141 thousand is residential real estate, as compared to four (4) foreclosed assets at December 31, 2015 in the amount of $1.2 million with $221 thousand in residential real estate.  The net change is a result of: the sale of one (1) asset in the amount of $123 thousand and the sale of a portion of a foreclosed property in the amount of $400 thousand, and an $80 thousand impairment loss. At June 30, 2016 and December 31, 2015 the Company had $510 thousand and $529 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2016	2015	2015

	(In Thousands)
Non-accrual - commercial	$236	$230	$665
Non-accrual - consumer	865	529	1,170
Restructured loans, accruing interest and less than 90 days past due	4,672	4,723	4,373
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	5,773	5,482	6,208
Foreclosed assets	621	1,224	1,201
Total nonperforming assets	$6,394	$6,706	$7,409
Nonperforming loans to total loans at period-end	0.79%	0.79%	0.95%
Nonperforming assets to total assets	0.74%	0.83%	0.96%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased  $66 thousand from December 31, 2015 to June 30, 2016.  This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at June 30, 2016 increased $114.2 million to $774.5 million from $660.3 million at December 31, 2015 due to enhanced deposit advertising, opening of the Nazareth branch, expansion of existing deposit relationships, and customer migration due to recent merger activity in the Company’s local marketplace. Demand deposits increased $13.0 million, time deposits increased $26.8 million, and savings deposits increased $74.4 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $24.1 million at June 30, 2016, compared to $19.5 million at December 31, 2015.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At June 30, 2016, the Company had $89.9 million of available for sale securities. Securities with carrying values of approximately $57.4 million and $64.9 million at June 30, 2016 and December 31, 2015, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At June 30, 2016, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $426.5 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2016 and $39.3 million were outstanding as of December 31, 2015. No long-term FHLB advances were outstanding as of June 30, 2016 and $3.8 million were outstanding as of December 31, 2015. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with ACBB of $10.0 million, of which none was outstanding at June 30, 2016 and December 31, 2015.  Advances from this line are unsecured.

The Company has one line of credit with Univest totaling $4.0 million, of which none was outstanding at June 30, 2016 and December 31, 2015.  This line of credit is secured by 333,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $96.7 million  at  June 30, 2016.  At June 30, 2016 the Company also had letters of credit outstanding of $3.7 million and FHLB deposit letters of credit outstanding of $7.9 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $71.2 million as of June 30, 2016, representing a net increase of $3.1 million from December 31, 2015.  The increase in capital was primarily the result of the net income of $3.3 million and an increase of $698 thousand in unrealized gains on available for sale securities, offset by dividends declared of $964 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2016, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2016	December 31, 2015

	(Dollars In Thousands)
Tier I, common stockholders' equity	$69,250	$66,812
Tier II, allowable portion of allowance for loan losses	6,279	6,068
Total capital	$75,529	$72,880

Common equity tier 1 capital ratio	11.5%	11.5%
Tier I risk based capital ratio	11.5%	11.5%
Total risk based capital ratio	12.6%	12.6%
Tier I leverage ratio	8.1%	8.4%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2016	December 31, 2015

	(Dollars In Thousands)
Tier I, common stockholders' equity	$69,272	$66,865
Tier II, allowable portion of allowance for loan losses	6,279	6,068
Total capital	$75,551	$72,933

Common equity tier 1 capital ratio	11.5%	11.5%
Tier I risk based capital ratio	11.5%	11.5%
Total risk based capital ratio	12.6%	12.6%
Tier I leverage ratio	8.1%	8.3%

In July 2013, the FDIC and the Federal Reserve approved a new rule that substantially revised the regulatory risk based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2016, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed)
3.2	Amended and Restated By-Laws (conformed)
10.1	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of
Registrant's definitive proxy statement filed in April 21, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 12, 2016	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 12, 2016	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed)
3.2	Amended and Restated By-Laws (conformed)
10.1	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of
Registrant's definitive proxy statement filed in April 21, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.