Form 10-Q
period 2016-09-30
Embassy Bancorp, Inc.
filed 2016-11-14
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 4, 2016	($1.00 Par Value)	7,424,267
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2016	2015
	(In Thousands, Except Share Data)
Cash and due from banks	$14,668	$12,459
Interest bearing demand deposits with banks	13,027	6,067
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	28,695	19,526
Securities available for sale	90,037	77,253
Restricted investment in bank stock	538	2,178
Loans receivable, net of allowance for loan losses of $6,240 in 2016; $6,068 in 2015	749,945	684,047
Premises and equipment, net of accumulated depreciation	2,181	2,258
Bank owned life insurance	12,586	12,343
Accrued interest receivable	1,604	1,637
Other real estate owned	521	1,224
Other assets	3,207	3,572
Total Assets	$889,314	$804,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$107,080	$89,959
Interest bearing	694,679	570,307
Total Deposits	801,759	660,266
Securities sold under agreements to repurchase	8,844	27,535
Short-term borrowings	-	39,306
Long-term borrowings	-	3,820
Accrued interest payable	718	462
Other liabilities	5,018	4,548
Total Liabilities	816,339	735,937
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2016 issued 7,433,257 shares; outstanding 7,424,267 shares;
2015 issued and outstanding 7,407,547 shares	7,433	7,408
Surplus	24,602	24,299
Retained earnings	39,475	35,158
Accumulated other comprehensive income	1,563	1,236
Treasury stock, at cost, 2016: 8,990 shares	(98)	-
Total Stockholders' Equity	72,975	68,101
Total Liabilities and Stockholders' Equity	$889,314	$804,038

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$7,137	$6,736	$20,837	$19,363
Securities, taxable	205	198	605	612
Securities, non-taxable	295	296	864	903
Federal funds sold, and other	26	25	108	89
Interest on time deposits	-	-	-	1
Total Interest Income	7,663	7,255	22,414	20,968
INTEREST EXPENSE
Deposits	1,004	732	2,823	2,099
Securities sold under agreements to repurchase	3	4	10	13
Short-term borrowings	-	53	31	96
Long-term borrowings	-	25	5	93
Total Interest Expense	1,007	814	2,869	2,301
Net Interest Income	6,656	6,441	19,545	18,667
PROVISION FOR LOAN LOSSES	165	270	420	412
Net Interest Income after Provision for Loan Losses	6,491	6,171	19,125	18,255
OTHER INCOME
Credit card processing fees	442	424	1,285	1,199
Other service fees	199	172	534	504
Bank owned life insurance	114	86	243	275
Gain on sale of securities, net	350	26	350	165
Gain (loss) on sale of other real estate owned	(12)	7	3	14
Impairment on other real estate owned	-	(62)	(80)	(104)
Total Other Income	1,093	653	2,335	2,053
OTHER EXPENSES
Salaries and employee benefits	2,000	1,684	5,921	5,143
Occupancy and equipment	671	597	2,027	1,820
Data processing	411	375	1,191	1,178
Credit card processing	415	405	1,213	1,152
Advertising and promotion	368	348	1,063	1,021
Professional fees	179	125	456	380
FDIC insurance	112	100	320	265
Insurance	16	13	44	40
Loan & real estate	70	71	180	197
Charitable contributions	155	143	541	494
Other real estate owned expenses	26	11	83	51
Other	338	314	1,011	873
Total Other Expenses	4,761	4,186	14,050	12,614

Income before Income Taxes	2,823	2,638	7,410	7,694
INCOME TAX EXPENSE	816	766	2,131	2,203
Net Income	$2,007	$1,872	$5,279	$5,491

BASIC EARNINGS PER SHARE	$0.27	$0.25	$0.71	$0.75

DILUTED EARNINGS PER SHARE	$0.27	$0.25	$0.71	$0.74

DIVIDENDS PER SHARE	$0.13	$0.10	$0.13	$0.10

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2016		2015

	(In Thousands)
Net Income		$2,007		$1,872
Change in Accumulated Other Comprehensive Income:
Unrealized holding (loss) gain on securities available for sale	(212)		487
Less: reclassification adjustment for realized gains	(350)		(26)
	(562)		461
Income tax effect	191		(156)
Net unrealized (loss) gain	(371)		305
Other comprehensive (loss) gain, net of tax		(371)		305
Comprehensive Income		$1,636		$2,177

	Nine Months Ended September 30,
	2016		2015

	(In Thousands)

Net Income		$5,279		$5,491
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain (loss) on securities available for sale	845		(40)
Less: reclassification adjustment for realized gains	(350)		(165)
	495		(205)
Income tax effect	(168)		70
Net unrealized gain (loss)	327		(135)
Other comprehensive gain (loss), net of tax		327		(135)
Comprehensive Income		$5,606		$5,356

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2016 and 2015

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2014	$7,358	$24,024	$28,485	$1,465	$-	$61,332
Net income	-	-	5,491	-	-	5,491
Other comprehensive income, net of tax	-	-	-	(135)	-	(135)
Dividend declared, $.10 per share	-	-	(736)	-	-	(736)
Compensation expense recognized on stock options	-	34	-	-	-	34
Common stock grants to directors, 9,122 shares	9	87				96
Shares issued under Dividend Reinvestment and Stock Purchase Plan, 16,920 shares	17	163	-	-	-	180
BALANCE - SEPTEMBER 30, 2015	$7,384	$24,308	$33,240	$1,330	$-	$66,262

BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$-	$68,101
Net income	-	-	5,279	-	-	5,279
Other comprehensive income, net of tax	-	-	-	327	-	327
Dividend declared, $.13 per share	-	-	(962)	-	-	(962)
Compensation expense recognized on stock options	-	21	-	-	-	21
Common stock grants to directors, 5,934 shares	5	57	-	-	-	62
Compensation expense recognized on stock grants, net of unearned compensation expense of $211	-	34	-		-	34
Purchase treasury stock, 8,990 shares at $10.85 per share	-	-	-	-	(98)	(98)
Shares issued under Dividend Reinvestment and Stock Purchase Plan, 19,776 shares	20	191				211
BALANCE - SEPTEMBER 30, 2016	$7,433	$24,602	$39,475	$1,563	$(98)	$72,975

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,279	$5,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	420	412
Amortization of deferred loan costs	93	29
Depreciation and amortization	557	450
Net amortization of investment security premiums and discounts	208	163
Stock compensation expense	55	34
Net realized gain on sale of other real estate owned	(3)	(14)
Impairment on other real estate owned	80	104
Income on bank owned life insurance	(243)	(250)
Net realized gain on sale of securities available for sale	(350)	(165)
Decrease (increase) in accrued interest receivable	33	(54)
Decrease (increase) in other assets	197	(182)
Increase in accrued interest payable	256	81
Increase in other liabilities	535	204
Net Cash Provided by Operating Activities	7,117	6,303
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(28,506)	(18,956)
Maturities, calls and principal repayments of securities available for sale	8,608	5,552
Proceeds from sales of securities available for sale	7,751	10,742
Net increase in loans	(65,929)	(74,999)
Net redemption (purchases) of restricted investment in bank stock	1,640	(2,155)
Net maturities of interest bearing time deposits	-	250
Proceeds from sale of other real estate owned	141	53
Purchases of premises and equipment	(480)	(397)
Net Cash Used in Investing Activities	(76,775)	(79,910)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	141,493	22,359
Net (decrease) increase in securities sold under agreements to repurchase	(18,691)	2,457
(Decrease) increase in short-term borrowed funds	(39,306)	47,420
Proceeds from long-term borrowed funds	-	6,000
Payments of long-term borrowed funds	(3,820)	(2,862)
Acquistion of treasury stock	(98)	-
Proceeds from Dividend Reinvestment Plan	211	180
Dividends paid	(962)	(736)
Net Cash Provided by Financing Activities	78,827	74,818
Net Increase (Decrease) in Cash and Cash Equivalents	9,169	1,211
CASH AND CASH EQUIVALENTS - BEGINNING	19,526	16,390
CASH AND CASH EQUIVALENTS - ENDING	$28,695	$17,601

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,601	$2,221
Income taxes paid	$1,984	$2,311
Other real estate sold through bank financing	$523	$58
Deferral of gain from sale of other real estate sold through bank financing	$3	$56
Other real estate acquired in settlement of loans	$41	$518

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2016 through the date these consolidated financial statements were issued.

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

Note 4 – Stock Incentive Plan and Employee Stock Purchase Plan

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At September 30, 2016,  there were 322,210 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended September 30, 2016, there have been 65,774 awards granted. No awards were granted during the three months ended September 30, 2016 and 2015.  During the nine months ended September 30, 2016 and 2015 there were 5,934 and 9,122 awards granted, respectively. During the three and nine month months ended September 30, 2016 the Company recognized $12 thousand and $34 thousand, respectively, in compensation expense for the restricted stock awards.  There was no compensation expense recognized for the restricted stock awards during the three and nine months ended September 30, 2015.

In January 2014, February 2013 and February 2012, the Company granted stock options to purchase 29,663,  29,742 and 52,611 shares of stock to certain executive officers in accordance with their respective employment agreements. No stock options were granted in three and nine months ended September 30, 2016 and 2015. Stock compensation expense related to the prior grant of options was $6 thousand and $10 thousand for the three months ended September 30, 2016 and 2015, respectively. Stock compensation expense related to the prior grant of options was $21 thousand and $34 thousand for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, approximately $7 thousand of unrecognized cost related to stock options granted in 2014 will be recognized over the next 0.30 years. The fair value of the options granted in 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 2.30%,  1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 28.93%,  28.79% and 31.10%, respectively. The weighted average fair value of options granted in 2014, 2013 and 2012 was $2.46,  $2.14 and $2.56 per share, respectively.

On July 15, 2016, the Board of Directors of the Company ratified the implementation of the Embassy Bancorp, Inc. Employee Stock Purchase Plan. This plan was approved by the Company’s shareholders at the annual shareholders meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. Embassy Bancorp, Inc. has authorized 350,000 shares of its common stock for the plan, which will commence January 1, 2017.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended September 30,
	2016			2015

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(212)	$72	$(140)	$487	$(165)	$322
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(350)	119	(231)	(26)	9	(17)
Total other comprehensive (loss) income	$(562)	$191	$(371)	$461	$(156)	$305

	Nine Months Ended September 30,
	2016			2015

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$845	$(287)	$558	$(40)	$14	$(26)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(350)	119	(231)	(165)	56	(109)
Total other comprehensive income (loss)	$495	$(168)	$327	$(205)	$70	$(135)

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale, net of tax, for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended
	September 30,
	2016	2015

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(350)	$(26)
Income taxes	119	9
Net of tax	$(231)	$(17)

	Nine Months Ended
	September 30,
	2016	2015

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(350)	$(165)
Income taxes	119	56
Net of tax	$(231)	$(109)

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2016 and 2015	(In Thousands)
Balance June 30, 2016	$1,934
Other comprehensive loss before reclassifications	(140)
Amounts reclassified from accumulated other comprehensive income	(231)
Net other comprehensive loss during the period	(371)
Balance September 30, 2016	$1,563

Balance June 30, 2015	$1,025
Other comprehensive income before reclassifications	322
Amounts reclassified from accumulated other comprehensive income	(17)
Net other comprehensive income during the period	305
Balance September 30, 2015	$1,330

Nine Months Ended September 30, 2016 and 2015
Balance January 1, 2016	$1,236
Other comprehensive income before reclassifications	558
Amounts reclassified from accumulated other comprehensive income	(231)
Net other comprehensive income during the period	327
Balance September 30, 2016	$1,563

Balance January 1, 2015	$1,465
Other comprehensive loss before reclassifications	(26)
Amounts reclassified from accumulated other comprehensive income	(109)
Net other comprehensive loss during the period	(135)
Balance September 30, 2015	$1,330

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(Dollars In Thousands, Except Per Share Data)
Net income	$2,007	$1,872	$5,279	$5,491

Weighted average shares outstanding	7,413,697	7,367,057	7,412,861	7,366,267
Dilutive effect of potential common shares, stock options	35,645	32,392	34,948	31,189
Diluted weighted average common shares outstanding	7,449,342	7,399,449	7,447,809	7,397,456

Basic earnings per share	$0.27	$0.25	$0.71	$0.75
Diluted earnings per share	$0.27	$0.25	$0.71	$0.74

There were no stock options not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit and FHLBank of Pittsburgh (“FHLB”) deposit letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.1 million of standby letters of credit outstanding as of September 30, 2016. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.7 million. Management does not consider the current amount of the liability as of September 30, 2016 for guarantees under standby letters of credit issued to be material.

FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party (the “Beneficiary”), which secure public deposits in the Bank. FHLB deposit letters of credit are secured by qualifying assets of the Bank. The Company, through the Bank, had $4.5 million of FHLB deposit letters of credit outstanding as of September 30, 2016.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2016, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $430.4 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of September 30, 2016 and $39.3 million were outstanding as of December 31, 2015. No long-term advances were outstanding with FHLB as of September 30, 2016 and $3.8 million were outstanding as of December 31, 2015. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of $10.0 million, of which none was outstanding at September 30, 2016 and December 31, 2015. Advances from this line are unsecured.

The Company has a line of credit with Univest Bank and Trust Co. (“Univest”) totaling $4.0 million, of which none was outstanding at September 30, 2016 and December 31, 2015.  This line of credit is secured by 333,333 shares of Bank common stock.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At September 30, 2016 and December 31, 2015, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2016 :
U.S. Government agency obligations	$33,620	$212	$(11)	$33,821
Municipal bonds	38,292	1,995	(58)	40,229
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	15,758	229	-	15,987
Total	$87,670	$2,436	$(69)	$90,037

December 31, 2015 :
U.S. Government agency obligations	$34,676	$15	$(121)	$34,570
Municipal bonds	39,378	1,970	(144)	41,204
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,327	152	-	1,479
Total	$75,381	$2,137	$(265)	$77,253

The amortized cost and fair value of securities as of September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$9,182	$9,203
Due after one year through five years	29,411	29,752
Due after five years through ten years	12,365	13,102
Due after ten years	20,954	21,993
	71,912	74,050
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	15,758	15,987
	$87,670	$90,037

Gross gains of $350 thousand were realized on the sales of securities for the three and nine months ended September 30, 2016. Gross gains of $26 thousand and $165 thousand were realized on the sales of securities for the three and nine months ended September 30, 2015. There were no gross losses on the sales of securities during the three and nine months ended September 30, 2016 and 2015.

Securities with a carrying value of $75.8 million and $64.9 million at September 30, 2016 and December 31, 2015, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2016 :	(In Thousands)
U.S. Government agency obligations	$5,050	$(11)	$-	$-	$5,050	$(11)
Municipal bonds	5,242	(58)	-	-	5,242	(58)
Total Temporarily Impaired Securities	$10,292	$(69)	$-	$-	$10,292	$(69)

December 31, 2015 :
U.S. Government agency obligations	$25,525	$(121)	$-	$-	$25,525	$(121)
Municipal bonds	6,180	(144)	-	-	6,180	(144)
Total Temporarily Impaired Securities	$31,705	$(265)	$-	$-	$31,705	$(265)

The Company had sixteen (16) securities in an unrealized loss position at September 30, 2016. The unrealized losses are due only to market rate fluctuations. As of September 30, 2016, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had FHLB stock at a carrying value of $87 thousand and $2.2 million repurchased during the three and nine months ended September 30, 2016 and $428 thousand and $542 thousand were repurchased during the three and nine months ended September 30, 2015, respectively.  There were no stock purchases for the three months ending September 30, 2016 and $537 thousand were made during the nine months ended September 30, 2016. Stock purchases of $855 thousand and $2.7 million were made during the three and nine months ended September 30, 2015, respectively.  Dividend payments of $4 thousand and $45 thousand were received during the three and nine months ended September 30, 2016, respectively, and $22 thousand and $80 thousand were received during the three and nine months ended September 30, 2015, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2016.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016		December 31, 2015
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$300,172	39.70%	$289,304	41.92%
Commercial construction	25,337	3.35%	17,786	2.58%
Commercial	36,231	4.79%	34,955	5.06%
Residential real estate	393,627	52.06%	347,316	50.33%
Consumer	707	0.10%	745	0.11%
Total loans	756,074	100.00%	690,106	100.00%
Unearned origination fees	111		9
Allowance for loan losses	(6,240)		(6,068)
	$749,945		$684,047

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2016 and December 31, 2015, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2016	(In Thousands)
Commercial real estate	$293,992	$20	$6,160	$-	$300,172
Commercial construction	25,022	-	315	-	25,337
Commercial	36,131	-	100	-	36,231
Residential real estate	392,699	-	928	-	393,627
Consumer	707	-	-	-	707
Total	$748,551	$20	$7,503	$-	$756,074

December 31, 2015
Commercial real estate	$287,755	$-	$1,549	$-	$289,304
Commercial construction	16,971	-	815	-	17,786
Commercial	34,889	66	-	-	34,955
Residential real estate	346,787	-	529	-	347,316
Consumer	745	-	-	-	745
Total	$687,147	$66	$2,893	$-	$690,106

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2016 and December 31, 2015, respectively:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2016	(In Thousands)
With no related allowance recorded:
Commercial real estate	$8,203	$8,507		$5,929	$152	$4,795	$189
Commercial construction	315	315		565	3	690	17
Commercial	100	160		50	2	25	2
Residential real estate	1,061	1,199		931	9	860	12
Consumer	-	-		-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-	-	-
Commercial	252	252	45	260	2	274	8
Residential real estate	906	906	274	1,010	-	920	4
Consumer	-	-	-	-	-	-	-
Total:
Commercial real estate	$8,203	$8,507	$-	$5,929	$152	$4,795	$189
Commercial construction	315	315	-	565	3	690	17
Commercial	352	412	45	310	4	299	10
Residential real estate	1,967	2,105	274	1,941	9	1,780	16
Consumer	-	-	-	-	-	-	-
	$10,837	$11,339	$319	$8,745	$168	$7,564	$232
December 31, 2015
With no related allowance recorded:
Commercial real estate	$3,644	$3,928				$3,672	$139
Commercial construction	815	815				1,096	38
Commercial	-	-				-	-
Residential real estate	758	758				1,029	10
Consumer	-	-				-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-			$336	$-
Commercial construction	-	-	-			-	-
Commercial	321	321	115			323	10
Residential real estate	834	834	255			878	5
Consumer	-	-	-			-	-
Total:
Commercial real estate	$3,644	$3,928	$-			$4,008	$139
Commercial construction	815	815	-			1,096	38
Commercial	321	321	115			323	10
Residential real estate	1,592	1,592	255			1,907	15
Consumer	-	-	-			-	-
	$6,372	$6,656	$370			$7,334	$202

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2016	December 31, 2015

	(In Thousands)
Commercial real estate	$180	$164
Commercial construction	-	-
Commercial	100	66
Residential real estate	717	529
Consumer	-	-
Total	$997	$759

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

September 30, 2016	(In Thousands)
Commercial real estate	$-	$-	$180	$180	$299,992	$300,172	$-
Commercial construction	-	-	-	-	25,337	25,337	-
Commercial	31	-	100	131	36,100	36,231	-
Residential real estate	55	156	956	1,167	392,460	393,627	238
Consumer	-	3	-	3	704	707	-
Total	$86	$159	$1,236	$1,481	$754,593	$756,074	$238

December 31, 2015
Commercial real estate	$219	$-	$164	$383	$288,921	$289,304	$-
Commercial construction	500	-	-	500	17,286	17,786	-
Commercial	-	-	66	66	34,889	34,955	-
Residential real estate	159	76	529	764	346,552	347,316	-
Consumer	-	-	-	-	745	745	-
Total	$878	$76	$759	$1,713	$688,393	$690,106	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending September 30, 2016
Beginning Balance - June 30, 2016	$2,178	$427	$418	$2,787	$30	$439	$6,279
Charge-offs	-	-	(75)	(129)	-	-	(204)
Recoveries	-	-	-	-	-	-	-
Provisions	22	30	20	196	(2)	(101)	165
Ending Balance - September 30, 2016	$2,200	$457	$363	$2,854	$28	$338	$6,240

Nine Months Ending September 30, 2016
Beginning Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068
Charge-offs	(35)	-	(75)	(138)	-	-	(248)
Recoveries	-	-	-	-	-	-	-
Provisions	103	163	36	463	(1)	(344)	420
Ending Balance - September 30, 2016	$2,200	$457	$363	$2,854	$28	$338	$6,240

Three Months Ending September 30, 2015
Beginning Balance - June 30, 2015	$2,005	$333	$391	$2,417	$32	$522	$5,700
Charge-offs	(14)	-	-	(2)	-	-	(16)
Recoveries	10	-	-	-	-	-	10
Provisions	212	(67)	13	91	(6)	27	270
Ending Balance - September 30, 2015	$2,213	$266	$404	$2,506	$26	$549	$5,964

Nine Months Ending September 30, 2015
Beginning Balance - December 31, 2014	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Charge-offs	(60)	-	-	(12)	-	-	(72)
Recoveries	10	-	-	-	-	-	10
Provisions	559	(135)	(3)	563	4	(576)	412
Ending Balance - September 30, 2015	$2,213	$266	$404	$2,506	$26	$549	$5,964

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2016 and December 31, 2015:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2016
Allowance for Loan Losses
Ending Balance	$2,200	$457	$363	$2,854	$28	$338	$6,240
Ending balance: individually evaluated for impairment	$-	$-	$45	$274	$-	$-	$319
Ending balance: collectively evaluated for impairment	$2,200	$457	$318	$2,580	$28	$338	$5,921

Loans receivables:
Ending balance	$300,172	$25,337	$36,231	$393,627	$707		$756,074
Ending balance: individually evaluated for impairment	$8,203	$315	$352	$1,967	$-		$10,837
Ending balance: collectively evaluated for impairment	$291,969	$25,022	$35,879	$391,660	$707		$745,237

December 31, 2015
Allowance for Loan Losses
Ending Balance	$2,132	$294	$402	$2,529	$29	$682	$6,068
Ending balance: individually evaluated for impairment	$-	$-	$115	$255	$-	$-	$370
Ending balance: collectively evaluated for impairment	$2,132	$294	$287	$2,274	$29	$682	$5,698

Loans receivables:
Ending balance	$289,304	$17,786	$34,955	$347,316	$745		$690,106
Ending balance: individually evaluated for impairment	$3,644	$815	$321	$1,592	$-		$6,372
Ending balance: collectively evaluated for impairment	$285,660	$16,971	$34,634	$345,724	$745		$683,734

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	September 30, 2016
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,093	$-	$3,093
Commercial construction	260	-	260
Commercial	251	-	251
Residential real estate	1,039	-	1,039
Consumer	-	-	-
	$4,643	$-	$4,643

	December 31, 2015
	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
Commercial real estate	$3,145	$-	$3,145
Commercial construction	260	-	260
Commercial	255	-	255
Residential real estate	1,063	-	1,063
Consumer	-	-	-
	$4,723	$-	$4,723

As of September 30, 2016, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and nine months ended September 30, 2016 and 2015.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and nine months ended September 30, 2016 and 2015.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2016 and December 31, 2015, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$33,821	$-	$33,821
Municipal bonds	-	40,229	-	40,229
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	15,987	-	15,987
September 30, 2016 Securities available for sale	$-	$90,037	$-	$90,037

U.S. Government agency obligations	$-	$34,570	$-	$34,570
Municipal bonds	-	41,204	-	41,204
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	1,479	-	1,479
December 31, 2015 Securities available for sale	$-	$77,253	$-	$77,253

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
September 30, 2016 Impaired loans (1)	$-	$-	$839	$839
September 30, 2016 Impaired loans (2)	$-	$-	$-	$-
September 30, 2016 Other real estate owned (1)	$-	$-	$521	$521
December 31, 2015 Impaired loans (1)	$-	$-	$785	$785
December 31, 2015 Impaired loans (2)	$-	$-	$-	$-
December 31, 2015 Other real estate owned (1)	$-	$-	$1,224	$1,224

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

At September 30, 2016, of the impaired loans having an aggregate balance of $10.8 million, $9.7 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.1 million in impaired loans, an aggregate valuation allowance of $319 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2016:
Impaired loans	$839	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-22.1%)
			Liquidation expenses (3)	0% to -10.0% (-7.8%)
Other real estate owned	$521	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)
December 31, 2015:
Impaired loans	$785	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-25.0%)
			Liquidation expenses (3)	0% to -7.5% (-7.5%)
Other real estate owned	$1,224	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)

1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015:

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2016 and December 31, 2015:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
September 30, 2016:
Financial assets:
Cash and cash equivalents	$28,695	$28,695	$28,695	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	90,037	90,037	-	90,037	-
Loans receivable, net of allowance	749,945	765,272	-	-	765,272
Restricted investments in bank stock	538	538	-	538	-
Accrued interest receivable	1,604	1,604	-	1,604	-
Financial liabilities:
Deposits	801,759	802,587	-	802,587	-
Securities sold under agreements to
repurchase and federal funds purchased	8,844	8,843	-	8,843	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	718	718	-	718	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2015:
Financial assets:
Cash and cash equivalents	$19,526	$19,527	$19,527	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	77,253	77,253	-	77,253	-
Loans receivable, net of allowance	684,047	688,645	-	-	688,645
Restricted investments in bank stock	2,178	2,178	-	2,178	-
Accrued interest receivable	1,637	1,637	-	1,637	-
Financial liabilities:
Deposits	660,266	660,503	-	660,503	-
Securities sold under agreements to
repurchase and federal funds purchased	27,535	27,529	-	27,529	-
Short-term borrowings	39,306	39,273	-	39,273	-
Long-term borrowings	3,820	3,740	-	-	3,740
Accrued interest payable	462	462	-	462	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2016 and December 31, 2015:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
September 30, 2016
Repurchase Agreements:
Corporate Institutions	$8,844	$-	$8,844	$(8,844)	$-	$-

December 31, 2015
Repurchase Agreements:
Corporate Institutions	$27,535	$-	$27,535	$(27,535)	$-	$-

As of September 30, 2016 and December 31, 2015, the fair value of securities pledged was $12.8 million and $35.0 million, respectively.

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2016 and for the three and nine months ended September 30, 2016  and 2015, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased $85.3 million from $804.0 million at December 31, 2015 to $889.3 million at September 30, 2016 due primarily to an increase in loans receivable and securities.

Net income for the three months ended September 30, 2016 was $2.0 million compared to net income for the three months ended September 30, 2015 of $1.9 million. Net income for the nine months ended September 30, 2016 was $5.3 million compared to a net income for the nine months ended September 30, 2015 of $5.5 million. The difference in net income for the nine months ended

September 30, 2016 and September 30, 2015 resulted, in part, from the costs associated with opening a new branch in December 2015 and a commercial loan recovery of $169 thousand in interest income during the nine months ended June 30, 2015.

Loans receivable, net of the allowance for loan losses, increased $65.9 million to $749.9 million at September 30, 2016 from $684.0 million at December 31, 2015.  With the market being very competitive, the Company remains committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects to increase lending activity, as the Company expands its presence and benefits from the impact of recent mergers within its marketplace. The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2016 and 2015 totaled $7.7 million and $7.3 million, respectively.  Average earning assets were $845.5 million for the three months ended September 30, 2016 compared to $763.1 million for the three months ended September 30, 2015. The tax equivalent yield on average earning assets was 3.70% for the third quarter of 2016 compared to 3.87% for the third quarter of 2015.

Total interest expense for the three months ended September 30, 2016 increased $193 thousand to $1.0 million as compared to $814 thousand for the three months ended September 30, 2015, primarily due to growth in savings balances and certificates of deposit balances and rates, offset by a slight decrease in securities sold under agreements to repurchase balances and a significant decrease in FHLB borrowings.    Average interest bearing liabilities were $693.8 million for the three months ended September 30, 2016 compared to $640.3 million for the three months ended September 30, 2015.  The yield on average interest bearing liabilities was 0.58% and 0.50% for the third quarter of 2016 and 2015, respectively.

Net interest income for the three months ended September 30, 2016 was $6.7 million compared to $6.4 million for the three months ended September 30, 2015. The improvement in net interest income for the three months ended September 30, 2016 is a result of the growth in the loan portfolio and decrease in securities sold under agreements to repurchase balances and FHLB borrowings, offset by growth in savings and certificates of deposit. The Company’s net interest margin for the three months ended September 30, 2016 decreased twenty-three (23) basis points to 3.22% as compared to 3.45% for the three months ended September 30, 2015, due to the current interest rate environment and competitive pressure, inclusive of decreased interest rates on the loan portfolio and increased interest rates on certificates of deposit, offset by a decrease in securities sold under agreements to repurchase balances and FHLB borrowings.

Total interest income for the nine months ended September 30, 2016 and 2015 totaled $22.4 million and $21.0 million, respectively.  Average earning assets were $820.9 million for the nine months ended September 30, 2016 compared to $734.1 million for the nine months ended September 30, 2015. The tax equivalent yield on average earning assets for the nine months ended September 30, 2016 decreased nineteen  (19) basis points to 3.74% as compared to 3.93% for the nine months ended September 30, 2016.

Total interest expense for the nine months ended September 30, 2016 increased $568 thousand to $2.9 million as compared to $2.3 million for the nine months ended September 30, 2016. The increase is primarily due to growth in savings balances and growth in certificates of deposit balances and rates, offset by a slight decrease in securities sold under agreements to repurchase balances and a decrease in FHLB borrowings. Average interest bearing liabilities were $677.8 million for the nine months ended September 30, 2016 compared to $617.8 million for the nine months ended September 30, 2015.  The yield on average interest bearing liabilities for the nine months ended September 30, 2016 increased seven (7) basis points to 0.57% from 0.50% as of September 30, 2015.

Net interest income for the nine months ended September 30, 2016 was $19.5 million compared to $18.7 million for the nine months ended September 30, 2015.  The improvement in net interest income for the nine months ended September 30, 2016 is a result of the growth in the loan portfolio and decrease in securities sold under agreements to repurchase balances and FHLB borrowings, offset by growth in savings and certificates of deposit. The Company’s net interest margin for the nine months ended September 30, 2016 decreased twenty-four (24) basis points to 3.27% as compared to 3.51% for the nine months ended September 30, 2015,  due to the current interest rate environment and competitive pressure, inclusive of decreased interest rates on the loan portfolio and increased interest rates on certificates of deposit.

The table below sets forth average balances and corresponding yields for the corresponding periods ended September 30, 2016 and 2015, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2016			2015
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 728,302	$ 7,063	3.86%	$ 663,271	$ 6,655	3.98%
Loans - non-taxable	9,632	74	4.63%	10,050	81	4.84%
Investment securities - taxable	56,140	205	1.47%	49,719	198	1.60%
Investment securities - non-taxable	32,781	295	5.42%	32,196	295	5.51%
Federal funds sold	1,000	1	0.47%	715	1	0.21%
Time deposits	-	-	-	242	-	0.58%
Interest bearing deposits with banks	17,665	25	0.56%	6,941	25	1.43%
TOTAL INTEREST EARNING ASSETS	845,520	7,663	3.70%	763,134	7,255	3.87%
Less allowance for loan losses	(6,311)			(5,821)
Other assets	38,435			36,954
TOTAL ASSETS	$ 877,644			$ 794,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 77,094	$ 17	0.09%	$ 59,255	$ 10	0.07%
Savings	483,423	597	0.49%	402,198	492	0.49%
Certificates of deposit	123,954	390	1.25%	86,898	230	1.05%
Securities sold under agreements to repurchase, and short & long-term borrowings	9,308	3	0.13%	91,921	82	0.35%
TOTAL INTEREST BEARING LIABILITIES	693,779	1,007	0.58%	640,272	814	0.50%

Non-interest bearing demand deposits	99,881			77,714
Other liabilities	7,383			6,409
Stockholders' equity	76,601			69,872
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 877,644			$ 794,267

Net interest income		$ 6,656			$ 6,441
Net interest spread			3.12%			3.37%
Net interest margin			3.22%			3.45%

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2016			2015

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 709,148	$ 20,614	3.88%	$ 633,135	$ 19,125	4.04%
Loans - non-taxable	9,691	223	4.66%	9,845	238	4.90%
Investment securities - taxable	52,209	605	1.55%	50,408	612	1.61%
Investment securities - non-taxable	31,660	864	5.52%	33,379	903	5.47%
Federal funds sold	850	3	0.47%	674	1	0.21%
Time deposits	-	-	-	247	1	0.56%
Interest bearing deposits with banks	17,335	105	0.81%	6,366	88	1.85%
TOTAL INTEREST EARNING ASSETS	820,893	22,414	3.74%	734,054	20,968	3.93%
Less allowance for loan losses	(6,224)			(5,691)
Other assets	36,592			34,383
TOTAL ASSETS	$ 851,261			$ 762,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 73,998	$ 47	0.08%	$ 58,204	$ 25	0.06%
Savings	459,611	1,687	0.49%	407,419	1,480	0.49%
Certificates of deposit	119,325	1,089	1.22%	79,538	594	1.00%
Securities sold under agreements to repurchase, and short & long-term borrowings	24,867	46	0.25%	72,677	202	0.37%
TOTAL INTEREST BEARING LIABILITIES	677,801	2,869	0.57%	617,838	2,301	0.50%

Non-interest bearing demand deposits	93,533			72,406
Other liabilities	6,387			5,703
Stockholders' equity	73,540			66,799
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 851,261			$ 762,746

Net interest income		$ 19,545			$ 18,667
Net interest spread			3.17%			3.43%
Net interest margin			3.27%			3.51%

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

For the three months ended September 30, 2016, the provision for loan losses was $165 thousand, as compared to $270 thousand for the same period ended September 30, 2015.  In the three months ended September 30, 2016, there were charge-offs in the amount of $204 thousand and no recoveries, as compared to $16 thousand in charge-offs and $10 thousand in recoveries for the three months ended September 30, 2015.    For the nine months ended September 30, 2016, the provision for loan losses was $420 thousand, as compared to $412 thousand for the same period ended September 30, 2015. In the nine months ended September 30, 2016, there were charge-offs in the amount of $248 thousand and no recoveries, as compared to $72 thousand in charge-offs and $10 thousand in recoveries during the same period in 2015.  The allowance for loan losses is $6.2 million as of September 30, 2016, which is 0.83% of outstanding loans, compared to $6.0 million or 0.87% of outstanding loans as of September 30, 2015. At December 31, 2015, the allowance for loan losses of $6.1 million represented 0.88% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In Thousands)
Loans receivable at end of period	$756,074	$685,068	$756,074	$685,068
Allowance for loan losses:
Balance, beginning	$6,279	$5,700	$6,068	$5,614
Provision for loan losses	165	270	420	412
Loans charged off:
Commercial real estate	-	(14)	(35)	(60)
Commercial construction	-	-	-	-
Commercial	(75)	-	(75)	-
Residential real estate	(129)	(2)	(138)	(12)
Consumer	-	-	-	-
Total loans charged off	(204)	(16)	(248)	(72)
Recoveries of loans previously charged off:
Commercial real estate	-	10	-	10
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total recoveries	-	10	-	10
Net charge offs	(204)	(6)	(248)	(62)
Balance at end of period	$6,240	$5,964	$6,240	$5,964
Allowance for loan losses to loans receivable at end of period	0.83%	0.87%	0.83%	0.87%

Non-interest Income

Total non-interest income was $1.1 million for the three months ended September 30, 2016 compared to $653 thousand for the same period in 2015.  The increase is due primarily to a $350 thousand gain on the sale of securities in the quarter ending September 30, 2016, compared to $26 thousand in the same period in 2015, an increase in income associated with bank owned life insurance and no impairment losses on other real estate owned for the quarter ending September 30, 2016, as compared to $62 thousand in the same period in 2015. Total non-interest income was $2.3 million for the nine months ended September 30, 2016 compared to $2.1 million for the same period in 2015.  The increase is due primarily to the $350 thousand gain on the sale of securities in 2016 compared to $165 thousand in the same period in 2015 and increased fee income due to growth in the Bank’s credit card and merchant processing customer base, offset by a decrease in the income associated with bank owned life insurance valuation.

Non-interest Expense

Non-interest expenses increased $575 thousand from $4.2 million for the three months ended September 30, 2015 to $4.8 million for the same period ended September 30, 2016.  The increase is due to: an increase of $316 thousand in salaries and employee benefits due to salary increases and new hires including those for the Nazareth branch opened in December 2015; an increase of $74 thousand in occupancy and equipment due primarily to the addition of the Nazareth branch; an increase of $36 thousand in data processing expense due to an increase in our customer base and transaction volume; an increase of $54 thousand in professional fees and an increase of $24 thousand in other operating expenses .

Non-interest expenses increased $1.5 million from $12.6 million for the nine months ended September 30, 2015 to $14.1 million for the same period ended September 30, 2016.  The increase is due to: an increase of $778 thousand in salaries and employee benefits due to salary increases and new hires including those for the Nazareth branch opened in December 2015; an increase of $207 thousand in occupancy and equipment due primarily to the addition of the Nazareth branch; an increase of $61 thousand in credit card processing due to increased processing volume; an increase of $42 thousand in advertising and promotion expense due primarily to new advertising campaigns; an increase of $76 thousand in professional fees; an increase of $55 thousand in FDIC insurance expense; an increase of $47 thousand in charitable contributions due to EITC contributions and an increase of $138 thousand in other operating expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended September 30, 2016 totaled $816 thousand, or 28.9% of income before taxes. The provision for income taxes for the three months ended September 30, 2015 totaled $766 thousand, or 29.0% of income before taxes.  The allocated provision for income taxes for the nine months ended September 30, 2016 totaled $2.1 million, or 28.8% of income before taxes. The provision for income taxes for the nine months ended September 30, 2015 totaled $2.2 million, or 28.6% of income before taxes. The slight increase in the tax rate for the nine months ended September 30, 2016 compared to the same period in 2015 is primarily the result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2016. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2016 were $90.0 million compared to $77.3 million at December 31, 2015. The increase in the investment portfolio is the result of the purchase of two (2) mortgage-backed securities totaling $15.4 million, the purchase of six (6) U.S. Government agency obligations totaling $5.1 million, purchase of eighteen (18) municipal obligations totaling $8.0 million, an increase in unrealized gains, offset by pay downs on mortgage-backed securities, maturities, calls and the sale of eight (8) taxable municipal obligations totaling $7.8 million. The carrying value of the securities portfolio as of September 30, 2016 includes a net unrealized gain of $2.4 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $1.9 million at December 31, 2015. The current unrealized gain position of the securities portfolio is due to the changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2016 increased $65.9 million to $749.9 million from $684.0 million at December 31, 2015. The loan-to-deposit ratio decreased from 105% at December 31, 2015 to 94% at September 30, 2016. The Bank’s loan portfolio at September 30, 2016 was comprised of residential real estate and consumer loans of $394.3 million, an increase of $46.3 million from December 31, 2015, and commercial loans of $361.7 million, an increase of $19.7 million from December 31, 2015.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $172 thousand to $6.2 million at September 30, 2016 compared to $6.1 million at December 31, 2015. At September 30, 2016 and December 31, 2015, the allowance for loan losses represented 0.83% and 0.88%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2016,  December 31, 2015, and September 30, 2015 aggregate balances on non-performing loans equaled $5.9 million, $5.5 million and $5.8 million, respectively, representing 0.78%,  0.79% and 0.85% of total loans at September 30, 2016,  December 31, 2015 and September 30, 2015, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the nine months ended September 30, 2016.  The Company has three (3) foreclosed assets in the amount of $521 thousand as of September 30, 2016, of which none is residential real estate, as compared to four (4) foreclosed assets at December 31, 2015 in the amount of $1.2 million with $221 thousand in residential real estate.  The net change is a result of: the sale of two (2) assets in the amount of $264 thousand, the sale of a portion of a foreclosed property in the amount of $400 thousand, an $80 thousand impairment loss and the addition of one (1) foreclosed asset in the amount of $41 thousand, which was sold subsequent to September 30, 2016. At September 30, 2016 and December 31, 2015 the Company had $495 thousand and $529 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2016	2015	2015

	(In Thousands)
Non-accrual - commercial	$280	$230	$230
Non-accrual - consumer	717	529	864
Restructured loans, accruing interest and less than 90 days past due	4,643	4,723	4,703
Loans past due 90 or more days, accruing interest	238	-	-
Total nonperforming loans	5,878	5,482	5,797
Foreclosed assets	521	1,224	1,405
Total nonperforming assets	$6,399	$6,706	$7,202
Nonperforming loans to total loans at period-end	0.78%	0.79%	0.85%
Nonperforming assets to total assets	0.72%	0.83%	0.90%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased  $77 thousand from December 31, 2015 to September 30, 2016. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at September 30, 2016 increased $141.5 million to $801.8 million from $660.3 million at December 31, 2015 due to enhanced deposit advertising, opening of the Nazareth branch, expansion of existing deposit relationships, and customer migration due to recent merger activity in the Company’s local marketplace. Demand deposits increased $37.0 million, time deposits increased $28.5 million, and savings deposits increased $76.0 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $28.7 million at September 30, 2016, compared to $19.5 million at December 31, 2015.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At September 30, 2016, the Company had $90.0 million of available for sale securities. Securities with carrying values of approximately $75.8 million and $64.9 million at September 30, 2016 and December 31, 2015, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At September 30, 2016, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $430.4 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of September 30, 2016 and $39.3 million were outstanding as of December 31, 2015. No long-term FHLB advances were outstanding as of September 30, 2016 and $3.8 million were outstanding as of December 31, 2015. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of $10.0 million, of which none was outstanding at September 30, 2016 and December 31, 2015.  Advances from this line are unsecured.

The Company has a line of credit with Univest totaling $4.0 million, of which none was outstanding at September 30, 2016 and December 31, 2015.  This line of credit is secured by 333,333 shares of Bank common stock.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $109.0 million  at  September 30, 2016.  At September 30, 2016 the Company also had letters of credit outstanding of $4.1 million and FHLB deposit letters of credit outstanding of $4.5 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $73.0 million as of September 30, 2016, representing a net increase of $4.9 million from December 31, 2015.  The increase in capital was primarily the result of the net income of $5.3 million and an increase of $327 thousand in unrealized gains on available for sale securities, offset by dividends declared of $962 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2016, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	September 30, 2016	December 31, 2015

	(Dollars In Thousands)
Tier I, common stockholders' equity	$71,125	$66,812
Tier II, allowable portion of allowance for loan losses	6,240	6,068
Total capital	$77,365	$72,880

Common equity tier 1 capital ratio	11.4%	11.5%
Tier I risk based capital ratio	11.4%	11.5%
Total risk based capital ratio	12.4%	12.6%
Tier I leverage ratio	8.1%	8.4%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	September 30, 2016	December 31, 2015

	(Dollars In Thousands)
Tier I, common stockholders' equity	$71,413	$66,865
Tier II, allowable portion of allowance for loan losses	6,240	6,068
Total capital	$77,653	$72,933

Common equity tier 1 capital ratio	11.5%	11.5%
Tier I risk based capital ratio	11.5%	11.5%
Total risk based capital ratio	12.5%	12.6%
Tier I leverage ratio	8.2%	8.3%

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2016, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 14, 2016	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 14, 2016	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.