Form 10-K
period 2016-12-31
Embassy Bancorp, Inc.
filed 2017-03-30
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end    December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2016, the registrant’s most recently completed second fiscal quarter was $57,196,552.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 24, 2017	($1.00 Par Value)	7,448,628
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Mission

The Company provides a traditional range of financial products and services to meet the depository and credit needs of individual consumers, small and medium sized businesses and professionals in its market area. As a locally owned and operated community bank, there is a strong focus on service that is highly personalized, efficient and responsive to local needs. It is the intention of the Company to deliver its products and services with the care and professionalism expected of a community bank and with a special dedication to personalized service. To create this environment, the Company employs an experienced, well-trained, highly motivated staff, with interest in building quality client relationships using state-of-the-art delivery systems and client service facilities. The Company’s senior management has extensive banking experience and establishes the Company’s goal to serve the financial needs of its clients and provide a profitable return to its investors, consistent with safe and sound banking practices.    The Company focuses on obtaining and retaining customer relationships by offering a broad range of financial services, competitively-priced and delivered in a responsive manner, with emphasis to understand the financial needs of its customers.

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

Market “Niche”

The Company provides the traditional array of commercial banking products and services emphasizing a  one-on-one, sit down approach, for the delivery of products and services to consumers and businesses located in Lehigh and Northampton Counties in Pennsylvania. In the Company’s primary market area, which is dominated by offices of large statewide, regional and interstate banking institutions, banking services that are furnished in a friendly and courteous manner with a timely response to customer needs fill a “niche” that arises due to the loss of local institutions through merger and acquisitions.

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

Embassy Bancorp, Inc.

As for consumers, deposit growth is driven by a variety of factors including, but not limited to, population growth, bank and non-bank competition, local bank mergers and consolidations, increase in household income, interest rates, accessibility of location and the sales efforts of Company personnel. Time deposits can be attracted and/or increased by paying an interest rate higher than that offered by competitors, but they are the most costly type of deposit. The most profitable type of deposits are non-interest bearing demand (checking) accounts which can be attracted by offering free checking. However, both high interest rates and free checking accounts generate certain expenses for a bank and the desire to increase deposits must be balanced with the need to be profitable. The deposit services of the Company are generally comprised of demand deposits, savings deposits, money market deposits, time deposits and Individual Retirement Accounts.

Loans

The loan portfolio of the Company consists primarily of secured fixed-rate and variable-rate loans, with a significant concentration in commercial real estate transactions and consumer residential real estate mortgage and home equity loans. While most credit facilities are appropriately collateralized, major emphasis is placed upon the financial condition of the borrower and evaluating the borrower’s cash flow versus debt service requirements. The Company has an experienced lending and private banking team. The Company believes that the familiarity of its experienced management team and members of the Company’s Loan Committee with prospective local borrowers enables the Company to better evaluate the character, integrity and creditworthiness of the prospective borrowers.

Loan growth is driven by customer demand, which in turn is influenced by individual and business indebtedness and consumer demand for goods. The Company’s loan and private banking officers call upon accountants, financial planners, attorneys, local realtors and others to generate loan referrals. Again, a balance between growth, credit risk and pricing is required to maintain performing loans for the Company, as lending money will always entail some risk. A performing loan is a loan which is being repaid according to its original terms and is the most desirable type of loan that a bank seeks to make. Without loans a bank cannot generate enough earnings to be profitable. The risk involved in each loan must, therefore, be carefully evaluated before the loan is made. The interest rate at which the loan is made should always reflect the risk factors involved, including the term of the loan, the value of collateral, if any, the reliability of the projected source of repayment and the amount of the loan requested. Credit quality will always be the Company’s most important factor.

The Company does not sell its mortgages into the secondary market, has not been involved in any “sub-prime” mortgage lending, and has not purchased or invested in any securities backed by or which include sub-prime loans.

Business Lending

The Company generally targets businesses with annual revenues of less than $10 million, including business owners, legal, and medical professionals. The Company offers responsiveness, flexibility and local decision making for loan applications of small business owners thereby eliminating delays caused by non-local management. The Company participates in local, state and federal loan programs.

Consumer Lending

The Company offers its retail customer base a product line of consumer loan services including mortgage loans, secured home equity loans, lines of credit, auto loans, and to a much lesser extent, unsecured personal loans.

Residential Mortgage Loans

The Company offers a range of specialty home equity and mortgage products at competitive rates, which are retained and serviced by the Company. The Company seeks to capitalize on its policy of closing loans in a time frame that will meet the needs of its borrowers.

Embassy Bancorp, Inc.

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

Other Services

To further attract and retain customer relationships, the Company provides or will provide the standard array of financial services expected of a community bank, which include the following:

Treasurer Checks	Remote Deposit Capture
Certified Checks	Mobile Banking
Gift Cards	Night Depository Services
Wire Transfers	Bond Coupon Redemptions
Savings Bond Redemptions	Bank by Mail
Credit/Debit Card Merchant Processing	Automated Teller Machines
Direct Deposit/ACH Services	On-Line Banking and Bill Pay
Cash Management Services	Commercial Credit Cards
Escrow Management Services Safe Deposit Boxes	ATM and Debit Cards Fraud Detection Services

Fee Income

Fee income is non-interest related. The Company earns fee income by charging customers for banking services, credit card and merchant processing, treasurer’s checks, overdrafts, wire transfers, bond coupon redemptions, and check orders, as well as other deposit and loan related fees. Unlike many in the industry, the Company does not sell its mortgages on the secondary market, nor does it offer trust or investment/brokerage services to its customers to generate fee income.

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

Embassy Bancorp, Inc.

Service/Market Area

The Company is headquartered in Hanover Township, Northampton County, Pennsylvania and draws its primary deposits and business from areas immediately surrounding its principal office and its branch offices in South Whitehall Township, Lower Macungie Township, the City of Bethlehem, Salisbury Township, Lower Saucon Township, Lower Nazareth Township and Borough of Nazareth, Pennsylvania, as well as the remainder of Lehigh and Northampton Counties in Pennsylvania.

According to FDIC data the Company ranks 6th in market share in Northampton County, with four (4) offices, and 7th in Lehigh County with four (4) offices, with  a combined deposit market share of 5.94% for both counties. The Company believes there is significant room for organic growth in its current market area of Lehigh and Northampton Counties. The Company continually evaluates strategic locations for branch offices within the Lehigh Valley, which are supplemented by convenient access through electronic banking products and services, for both consumer and commercial customers.

Bank Premises

The Company leases each of its bank operations premises, situated at the following locations:

Northampton County:
•	Hanover Township (includes administrative offices)
•	Lower Saucon Township
•	Lower Nazareth Township
•	Borough of Nazareth

Lehigh County:
•	South Whitehall Township
•	Salisbury Township
•	Lower Macungie Township
•	City of Bethlehem

The Company pays certain additional expenses of occupying these spaces including, but not necessarily limited to, real estate taxes, insurance, utilities and repairs. The Company is obligated under the leases to maintain the premises in good order, condition and repair.

Employees

As of December 31, 2016, the Company had a total of 83 full-time equivalent employees.

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

Among the advantages many of the Company’s competitors have over the Company are larger asset and capital bases, the ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Larger companies have market presence in the form of more branch offices. The Company’s growth in number of offices has improved its ability to compete in the market. The Company believes it is able to compete with the market in terms of interest rate and level of customer service, as reflected in growth in market share. Many competitors offer certain services such as trust services, investment services and international banking that are

Embassy Bancorp, Inc.

not offered directly by the Company and, by virtue of their greater capital, most competitors will have substantially higher lending limits than those of the Company. The recent consolidation of banks in the Company’s market, due to mergers and acquisitions, has provided additional opportunities for the Company to build new customer relationships.

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

Seasonality

Management does not feel that the deposits, loans, or the business of the Company are seasonal in nature. Deposit and loan generation may, however, vary with local and national economic and market conditions which should not have a material effect on planning and policy making.

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

Embassy Bancorp, Inc.

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

On January 10, 2013, the CFPB issued a final regulation defining a “qualified mortgage” for purposes of the Dodd-Frank Act, and setting standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. This regulation, which became effective on January 10, 2014, also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.” On January 17, 2013, the CFPB issued a final regulation containing new mortgage servicing rules applicable to our bank subsidiary, which took effect on January 10, 2014. The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market. These changes affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. We expect these new standards to add to the cost of conducting our mortgage servicing business.

Capital Adequacy

In July 2013, the FDIC and the Federal Reserve approved a new rule substantially amending the regulatory risk based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. In January 2016, the new capital conservation buffer requirement started being phased in at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Embassy Bancorp, Inc.

The capital ratios to be considered “well capitalized” under current capital rules are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and Total Risk-Based capital of 10%.

At December 31, 2016, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards.  See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Federal Deposit Insurance (“FDI”) Act and Part 363 of the FDIC Regulations

Section 36 of the FDI Act and Part 363 of the FDIC's regulations require insured depository institutions with at least $500 million in total assets to file a Part 363 Annual Report with the applicable bank regulatory agencies, which, among other things, requires that the Company establish and maintain an effective internal control structure over financial reporting and provide an assessment by management of the institution's compliance with the designated laws and regulations pertaining to insider loans and dividend restrictions.

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

Embassy Bancorp, Inc.

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

At December 31, 2016, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. In October 2008, the FDIC increased FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000. This increase was extended permanently through the Dodd-Frank Act.

As a FDIC member institution, the Bank’s deposits are insured to the maximum of $250,000 per depositor through the Deposit Insurance Fund (“DIF”) that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for the Bank for 2016 was less than $0.01 for each $100 of DIF deposits.

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

On April 26, 2016, the FDIC adopted a rule amending small institution pricing for the Deposit Insurance Fund Reserve Ratio, (“DIF”), which would be effective the quarter following the date on which the DIF reserve ratio

Embassy Bancorp, Inc.

reaches 1.15%. On June 30, 2016, the DIF rose to 1.17%. FDIC regulations provide for changes in deposit insurance assessments the quarter after the reserve ratio first reaches or surpasses 1.15%, or the third quarter 2016 which will be reflected in the Company’s December 2016 assessment payable March 30th, 2017.

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

Effective July 1, 2010, a federal banking rule under the Electronic Fund Transfer Act prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.  The Company did not charge customers for these transactions, nor provide these types of services.

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

Embassy Bancorp, Inc.

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

Item 1B.  UNRESOLVED STAFF COMMENTS.

    None.

Item 2. PROPERTIES.

The Company, through the Bank, occupies eight full-service banking offices in the Lehigh Valley:

Northampton County:
•	Hanover Township (includes administrative offices)
•	Lower Saucon Township
•	Lower Nazareth Township
•	Borough of Nazareth

Lehigh County:
•	South Whitehall Township
•	Salisbury Township
•	Lower Macungie Township
•	City of Bethlehem

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

	2016		2015
	High	Low	High	Low
First Quarter	$11.10	$10.15	$10.85	$10.21
Second Quarter	$10.70	$10.39	$10.85	$10.30
Third Quarter	$10.90	$10.50	$10.92	$10.50
Fourth Quarter	$14.05	$10.65	$11.11	$10.45

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 24, 2017, there are approximately 952 owners of record of the common stock of the Company.

(c)On September 30, 2016, the Company paid $962,584, or $0.13 per share, in an annual cash dividend on its common stock. On September 30, 2015, the Company paid $736,687 or $0.10 per share, in an annual cash dividend on its common stock.  As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company.  See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s Stock Incentive Plan, as of December 31, 2016:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	116,243	$ 7.34	298,778

(e)Sales of Securities.

None.

(f)Repurchase of Equity Securities.

None.

Item 6.  SELECTED FINANCIAL DATA.

Not required of a smaller reporting company.

Embassy Bancorp, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

Other than temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2016 and 2015.

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

Embassy Bancorp, Inc.

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

OVERVIEW

The Company’s assets grew $120.2 million from $804.0 million at December 31, 2015 to $924.2 million at December 31, 2016. The Company’s deposits grew $173.1 million from $660.3 million at December 31, 2015 to $833.4 million at December 31, 2016.  The significant growth in the Company’s deposits resulted primarily from market disruption due to recent mergers of two regional banks in the Company’s market area, and customers migrating to local community banks. Additional deposit growth was achieved through a concentrated effort to expand business relationships with local municipalities. During the same period, loans receivable, net of the allowance for loan losses, increased $108.6 million to $792.6 million at December 31, 2016 from $684.0 million at December 31, 2015, with a significant portion of such loans originating in the fourth quarter. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and continues to become more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

The Company reported net income of $7.1 million for the year ended December 31, 2016 as compared to net income of $7.4 million for the year ended December 31, 2015, a decrease of $261 thousand, or 3.5%.  Diluted earnings per share decreased to $0.96 in 2016 from $1.00 in 2015.  The difference in net income for the year ended December 31, 2016 and December 31, 2015 resulted, in part, from the costs associated with opening a new branch in December 2015, an increase in provision for loan losses of $238 thousand due to loan growth in the year ending December 31, 2016 and a commercial loan recovery of $169 thousand in interest income during the year ended December 31, 2015. In addition, the Company experienced a 9.2% increase in full-time equivalent employees from seventy-six (76) at December 31, 2015 to eighty-three (83) at December 31, 2016, due to the strategic additions of team members to various rolls within the Company.  This increase in the number of employees, together with a full year of salaries attributable to the new branch location and the annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs of $981 thousand.

Embassy Bancorp, Inc.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments.  Interest-bearing deposits and borrowings make up the cost of funds. Non-interest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. The timing of deposit and loan growth also impacted net interest income.  Deposit and consumer loan growth occurred each quarter throughout the year, however a significant portion of commercial loan growth occurred in the fourth quarter where interest income will be recognized in these balances moving forward.

2016 Compared to 2015

Total interest income for the year ended December 31, 2016 was $30.3 million, compared to $28.3 million for the year ended December 31, 2015. Total interest expense for the year ended December 31, 2016 was $3.9 million, compared to $3.1 million for the year ended December 31, 2015.  The increase in interest income is due to the growth in loan balances, offset by lower yields in this interest rate environment.  The increase in interest expense is primarily due to growth in savings and certificate of deposits due to the opening of the Nazareth branch, expansion of existing deposit relationships, growth in the number of deposit relationships with municipalities, and significant growth in the number of accounts resulting from customer migration due to recent merger activity in the Company’s local marketplace, offset by a decrease in short-term and long-term borrowings.  Net interest income increased 5.2% to $26.4 million for the year ended December 31, 2016 as compared to $25.1 million for the year ended December 31, 2015.

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

The Company’s net interest margin for the year ended December 31, 2016 was 3.25% compared to 3.48% for the year ended December 31, 2015. The decrease in the margin is due primarily to the decrease in loan and investment rates and increase in certificate of deposit rates associated with the current market conditions, offset by the decrease in short-term and long term borrowings and coupled with the significant growth in the loan, interest bearing deposits, savings and certificate of deposit balances. During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

Embassy Bancorp, Inc.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014

	Average		Tax Equivalent	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

				(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$722,480	$27,951	3.87%	$643,774	$25,823	4.01%	$579,496	$23,708	4.09%
Loans - non-taxable (1)	9,635	295	4.63%	9,887	315	4.83%	8,353	230	4.17%
Investment securities - taxable (3)	51,853	764	1.47%	49,280	795	1.61%	45,675	753	1.65%
Investment securities - non-taxable (1) (3)	33,031	1,176	5.39%	33,264	1,193	5.43%	34,698	1,269	5.54%
Federal funds sold	708	3	0.47%	680	2	0.29%	955	2	0.22%
Time deposits	-	-	-	185	1	0.54%	1,025	11	1.07%
Interest bearing deposits with banks	18,224	133	0.73%	6,728	124	1.84%	10,738	77	0.72%

TOTAL INTEREST EARNING ASSETS	835,931	30,322	3.72%	743,798	28,253	3.90%	680,940	26,050	3.94%

Less allowance for loan losses	(6,238)			(5,769)			(5,440)
Other assets	34,451			32,107			28,006

TOTAL ASSETS	$864,144			$770,136			$703,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$78,707	$67	0.09%	$60,401	$41	0.07%	$60,603	$32	0.05%
Savings	467,846	2,294	0.49%	406,642	1,978	0.49%	404,196	1,953	0.48%
Certificates of deposit	120,587	1,488	1.23%	83,278	859	1.03%	74,385	721	0.97%
Securities sold under agreements to repurchase and other borrowings	21,221	49	0.23%	72,892	257	0.35%	39,634	293	0.74%

TOTAL INTEREST BEARING LIABILITIES	688,361	3,898	0.57%	623,213	3,135	0.50%	578,818	2,999	0.52%

Non-interest bearing demand deposits	97,555			76,062			62,161
Other liabilities	6,356			5,730			4,374
Stockholders' equity	71,872			65,131			58,153

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$864,144			$770,136			$703,506

Net interest income		$26,424			$25,118			$23,051
Net interest spread			3.15%			3.40%			3.42%
Net interest margin			3.25%			3.48%			3.50%

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

	2016 vs. 2015			2015 vs. 2014
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$3,157	$(1,029)	$2,128	$2,630	$(515)	$2,115
Loans - non-taxable	(8)	(12)	(20)	42	43	85
Investment securities - taxable	42	(73)	(31)	59	(17)	42
Investment securities - non-taxable	(8)	(9)	(17)	(52)	(24)	(76)
Federal funds sold	-	1	1	(1)	1	-
Time deposits	(1)	-	(1)	(9)	(1)	(10)
Interest bearing deposits with banks	212	(203)	9	(29)	76	47
Total net change in income on
interest-earning assets	3,394	(1,325)	2,069	2,640	(437)	2,203

Interest-bearing liabilities:
Interest bearing demand deposits	12	14	26	-	9	9
Savings	298	18	316	12	13	25
Certificates of deposit	385	244	629	86	52	138
Total deposits	695	276	971	98	74	172
Securities sold under agreements to
repurchase and other borrowings	(182)	(26)	(208)	246	(282)	(36)
Total net change in expense on
interest-bearing liabilities	513	250	763	344	(208)	136
Change in net interest income	$2,881	$(1,575)	$1,306	$2,296	$(229)	$2,067

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

For the year ended December 31, 2016, the provision for loan losses was $770 thousand, compared to $532 thousand for the year ended December 31, 2015. The increase in the provision for loan losses was primarily due to the volume of loan growth in 2016 over 2015.  Loans grew $108.6 million in 2016 compared to $79.0 million in 2015.  The allowance for loan losses as of December 31, 2016 was $6.5 million, which represents 0.82% of outstanding loans, which is comparable to the $6.1 million as of December 31, 2015, representing 0.88% of outstanding loans. Based principally on current economic conditions, perceived asset quality, and loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily credit card processing fees, service fees on deposit and loan relationships and income from bank owned life insurance. Non-interest income also

Embassy Bancorp, Inc.

may include net gains and losses from the sale of available for sale securities. Total non-interest income was $3.2 million for the year ended December 31, 2016 compared to $2.8 million for the year ended December 31, 2015.  This increase in non-interest income is due to fees from credit card processing services in the amount of $104 thousand, or 6.2%, over 2015, as well as an increase in deposit service fees in the amount of $70 thousand, or 10.4%, over 2015,  the gain on sales of securities realized of $350 thousand in 2016 compared to $165 thousand in 2015, an increase of $33 thousand in gains on sale of other real estate owned and a decrease of $24 thousand in impairment of other real estate owned, offset by a $20 thousand, or 4.9%, decrease in bank owned life insurance from 2015. As the deposit customer account base continues to grow and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company. Unlike many in the industry, the Company does not sell mortgages in the secondary market, nor does it offer trust or investment/brokerage services to its customers.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2016 was $18.8 million, compared to $17.0 million for the year ended December 31, 2015.  The increase in non-interest expenses is primarily due to an increase of $981 thousand, or 14.0%, over 2015, in salaries and employee benefits due to the strategic additions of team members to various rolls within the Company. The Company had eighty-three (83) compared to seventy-six (76) full-time equivalent employees at December 31, 2016 and December 31, 2015, respectively.  This increase in the number of employees, together with a full year of salaries attributable to the new branch location and the annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs. Additional increases in non-interest expenses are attributable to: an increase of $224 thousand, or 9.1%, over 2015, in occupancy and equipment due primarily to the expense associated with a full year in operation of the Nazareth branch; an increase of $112 thousand, or 8.4%, over 2015 in advertising and promotion expenses due primarily to new advertising campaigns to capitalize on the market merger activity and increased deposit campaigns;  an increase of $78 thousand, or 4.9%, over 2015, in credit card/merchant processing expense due to increased volume;  an increase of $79 thousand, or 5.1%, over 2015, in data processing expense; an increase of $87 thousand, or 17.3%, over 2015, in professional fees; and an increase of $156 thousand, or 13.3%, over 2015, in other expenses.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.9 million for the years ended December 31, 2016 and 2015.  The effective rate on income taxes for the years ended December 31, 2016 and 2015 was 28.5%.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk securities or derivatives as of December 31, 2016.

Embassy Bancorp, Inc.

The Company’s securities portfolio was $85.6 million at December 31, 2016, a $8.3 million increase from securities of $77.3 million at December 31, 2015. The Company’s securities have increased primarily due to purchases in the amount of $29.3 million, offset by a combination of investment principal pay-downs, maturities and sales totaling $19.0 million and a $1.9 million decrease in unrealized gains. The carrying value of the securities portfolio as of December 31, 2016 includes a net unrealized loss of $38 thousand, as compared to a net unrealized gain of $1.9 million as of December 31, 2015, which is recorded to accumulated other comprehensive income in stockholders’ equity. This decrease in the unrealized gain is due primarily to the changes in market conditions from 2015 to 2016.  No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2016,  2015 and 2014.

	2016	2015	2014

		(In Thousands)

U.S. Government agency obligations	$32,488	$34,570	$30,076
Municipal securities	38,808	41,204	38,624
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	14,302	1,479	7,501
Corporate bonds	-	-	996
Total Securities Available for Sale	$85,598	$77,253	$77,197

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2016.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Government agency
obligations	$11,031	0.87%	$21,457	1.29%	$-	-	$-	-	$32,488	1.15%
Municipal securities	505	4.24%	6,145	4.45%	11,579	5.06%	20,579	5.24%	38,808	5.05%
U.S. GSE - Mortgage-
backed securities-
residential	72	4.01%	7,144	4.23%	7,086	2.08%	-	-	14,302	2.13%
Total Debt Securities	$11,608	1.03%	$34,746	2.03%	$18,665	3.93%	$20,579	5.24%	$85,598	3.08%

Embassy Bancorp, Inc.

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2016,  2015,  2014,  2013 and 2012. All of the Company’s loans are to domestic borrowers.

	December 31, 2016		December 31, 2015		December 31, 2014
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$321,730	40.27%	$289,304	41.92%	$249,454	40.84%
Commercial construction	28,606	3.58%	17,786	2.58%	23,220	3.80%
Commercial	39,045	4.89%	34,955	5.06%	34,182	5.60%
Residential real estate	408,872	51.17%	347,316	50.33%	302,908	49.60%
Consumer	718	0.09%	745	0.11%	972	0.16%

Gross loans	798,971	100.00%	690,106	100.00%	610,736	100.00%
Unearned origination (fees) costs	144		9		(155)
Allowance for loan losses	(6,517)		(6,068)		(5,614)

	$792,598		$684,047		$604,967

	December 31, 2013		December 31, 2012
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$235,545	41.40%	$204,904	40.53%
Commercial construction	21,109	3.71%	19,717	3.90%
Commercial	28,017	4.92%	28,696	5.68%
Residential real estate	283,421	49.82%	250,854	49.62%
Consumer	846	0.15%	1,382	0.27%

Gross loans	568,938	100.00%	505,553	100.00%
Unearned origination (fees) costs	(355)		(334)
Allowance for loan losses	(5,326)		(5,147)

	$563,257		$500,072

Embassy Bancorp, Inc.

The following table shows the maturities of the commercial loan portfolio and the sensitivity of such loans to interest rate fluctuations at December 31, 2016.

	One year or Less	After One Year Through Five Years	After Five Years	Total

	(In Thousands)

Commercial real estate	$44,295	$152,299	$125,136	$321,730
Commercial construction	16,968	6,438	5,200	28,606
Commercial	15,104	17,600	6,341	39,045

	$76,367	$176,337	$136,677	$389,381

Fixed Rates	$40,334	$175,187	$130,536	$346,057
Variable Rates	36,033	1,150	6,141	43,324

	$76,367	$176,337	$136,677	$389,381

Credit Risk and Loan Quality

The allowance for loan losses increased $449 thousand to $6.5 million at December 31, 2016 from $6.1 million at December 31, 2015. At December 31, 2016 and December 31, 2015, the allowance for loan losses represented 0.82%  and 0.88%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2016, aggregate balances on non-performing loans equaled $6.0 million compared to $5.5 million at December 31, 2015,  representing 0.76% and 0.79% of total loans at December 31, 2016 and December 31, 2015, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings). Troubled debt restructuring loans, which are considered non-performing loans, outstanding at December 31, 2016 totaled $4.8 million. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection.  A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. At December 31, 2016 and December 31, 2015 the Company had $482 thousand and $529 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.

Embassy Bancorp, Inc.

As of December 31, 2016 the Company had two (2) foreclosed assets totaling $480 thousand, one in the amount of $132 thousand acquired in October 2010 and one in the amount of $348 thousand acquired in August 2014.  The details for the non-performing loans and assets are included in the following table:

	December 31,

	2016	2015	2014	2013	2012

	(Dollars In Thousands)

Non-accrual - commercial	$280	$230	$1,318	$1,824	$2,143
Non-accrual - consumer	874	529	366	481	301
Restructured, accruing interest	4,831	4,723	4,975	7,354	7,841
Loans past due 90 or more days, accruing interest	55	-	-	763	361
Total nonperforming loans	6,040	5,482	6,659	10,422	10,646
Foreclosed assets	480	1,224	1,106	659	3,038
Total nonperforming assets	$6,520	$6,706	$7,765	$11,081	$13,684
Nonperforming loans to total loans	0.76%	0.79%	1.09%	1.83%	2.11%
Nonperforming assets to total assets	0.71%	0.83%	1.08%	1.65%	2.13%

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.82% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2016, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2016, the Company had $11.2 million of impaired loans (defined as a loan that management feels probable the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or loans considered to be troubled debt restructurings) compared to $6.4 million at December 31, 2015.  Most of the Company’s impaired loans required no specific reserves due to adequate collateral.  As of December 31, 2016, the Company had impaired loans of $1.1 million requiring a specific reserve of $296 thousand.  As of December 31, 2015, the Company had impaired loans of $1.2 million requiring a specific reserve of $370 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2016	2015	2014	2013	2012

	(Dollars In Thousands)

Loans receivable at end of year	$799,115	$690,115	$610,581	$568,583	$505,219

Allowance for loan losses:
Balance, beginning	$6,068	$5,614	$5,326	$5,147	$4,215
Provision for loan losses	770	532	250	992	1,183
Loans charged off:
Commercial real estate	(35)	(60)	(10)	(530)	(231)
Commercial construction	-	-	(50)	(197)	-
Commercial	(75)	-	(38)	(13)	-
Residential real estate	(207)	(28)	(63)	(112)	(39)
Consumer	(4)	-	-	(5)	-
Total charged off	(321)	(88)	(161)	(857)	(270)
Recoveries of loans previously charged-off:
Commercial real estate	-	10	-	13	1
Commercial construction	-	-	198	-	-
Commercial	-	-	1	3	-
Residential real estate	-	-	-	28	18
Consumer	-	-	-	-	-
Total recoveries	-	10	199	44	19
Net charged off	(321)	(78)	38	(813)	(251)
Balance at end of year	$6,517	$6,068	$5,614	$5,326	$5,147

Allowance for loan losses to loans
receivable at end of year	0.82%	0.88%	0.92%	0.94%	1.02%

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories and the related percent of total loans in each category. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2016	% of Total Loans	December 2015	% of Total Loans	December 2014	% of Total Loans	December 2013	% of Total Loans	December 2012	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$2,349	40.27%	$2,132	41.92%	$1,704	40.84%	$1,791	41.40%	$2,007	40.53%
Commercial construction	516	3.58%	294	2.58%	401	3.80%	495	3.71%	660	3.90%
Commercial	423	4.89%	402	5.06%	407	5.60%	349	4.92%	394	6.71%
Residential real estate	2,937	51.17%	2,529	50.33%	1,955	49.60%	2,068	49.82%	1,677	48.59%
Consumer	15	0.09%	29	0.11%	22	0.16%	24	0.15%	33	0.27%
Unallocated	277		682		1,125		599		376

Total Allowance for Loan Losses	$6,517	100.00%	$6,068	100.00%	$5,614	100.00%	$5,326	100.00%	$5,147	100.00%

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

Total deposits at December 31, 2016 were $833.4 million, an increase of $173.1 million, or 26.2%, over total deposits of $660.3 million as of December 31, 2015 due to increases in customer relationships resulting from merger activity in the marketplace and an increase in municipal deposit relationships.  The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2016	December 31, 2015	December 31, 2014

		(In Thousands)
Demand, non-interest bearing	$117,208	$89,959	$68,467
Demand, NOW and money market, interest bearing	97,687	67,402	63,263
Savings	488,701	406,361	405,964
Time, $100 and over	89,020	59,533	42,122
Time, other	40,768	37,011	31,852

Total deposits	$833,384	$660,266	$611,668

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits for the years ended December 31, 2016,  2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$78,707	0.09%	$60,401	0.07%	$60,603	0.05%
Savings	467,846	0.49%	406,642	0.49%	404,196	0.48%
Certificates of deposit	120,587	1.23%	83,278	1.03%	74,385	0.97%
Total interest bearing deposits	667,140	0.58%	550,321	0.52%	539,184	0.50%
Non-interest bearing demand deposits	97,555		76,062		62,161
Total	$764,695		$626,383		$601,345

Embassy Bancorp, Inc.

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more as of December 31, 2016:

December 31, 2016
(In Thousands)
3 months or less	$8,102
Over 3 through 6 months	22,108
Over 6 through 12 months	21,508
Over 12 months	37,302

Total	$89,020

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund (“DIF”) that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, federal funds sold and short-term securities. There are other sources of liquidity that are available to the Company.

The Bank has borrowing capacity with the FHLBank Pittsburgh (“FHLB”) of approximately $445.0 million, which includes a line of credit for $150.0 million. There were no long-term loans outstanding with the FHLB as of December 31, 2016 and $3.8 million outstanding as of December 31, 2015. There were no short-term loans outstanding with FHLB as of December 31, 2016 and $39.3 million outstanding as of December 31, 2015. FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party (the “Beneficiary”), which secure public deposits in the Bank. The Company, through the Bank, had $3.5 million of FHLB deposit letters of credit outstanding as of December 31, 2016 and none as of December 31, 2015. All FHLB borrowings are secured by qualifying assets of the Bank. The Bank also has a $10.0 million line of credit with Atlantic Community Bankers Bank, of which none was outstanding at December 31, 2016. Advances from this line are unsecured.

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

Embassy Bancorp, Inc.

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the year ended December 31, 2016:

	2017	2018-2019	2020-2021	Thereafter	Total

	(In Thousands)
Time deposits	$70,242	$42,574	$16,972	$-	$129,788
Operating Leases	1,307	2,497	1,019	70	4,893

Total	$71,549	$45,071	$17,991	$70	$134,681

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2016 and December 31, 2015 totaled $100.3 million and $97.4 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Resources and Adequacy

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material adverse effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2016, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Embassy Bancorp, Inc.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2016	December 31, 2015

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$73,061	$66,812
Tier 2, allowable portion of allowance for loan losses	6,517	6,068

Total capital	$79,578	$72,880

Common equity tier 1 capital ratio	11.2%	11.5%
Tier 1 risk based capital ratio	11.2%	11.5%
Total risk based capital ratio	12.2%	12.6%
Tier 1 leverage ratio	8.0%	8.4%

Note: Unrealized gains/losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

In July 2013, the FDIC and the Federal Reserve approved a new rule that substantially amended the regulatory risk based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The revised minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. In January 2016, the new capital conservation buffer requirement started being phased in at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2016	December 31, 2015

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$73,302	$66,865
Tier 2, allowable portion of allowance for loan losses	6,517	6,068

Total capital	$79,819	$72,933

Common equity tier 1 capital ratio	11.2%	11.5%
Tier 1 risk based capital ratio	11.2%	11.5%
Total risk based capital ratio	12.2%	12.6%
Tier 1 leverage ratio	8.1%	8.3%

Interest Rate Risk Management

A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest-earning assets and interest-bearing liabilities. The Asset Liability Committee (ALCO), which meets as part of the Board of Directors meeting, oversees this review, which establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates. The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. The Company’s asset/liability management policy, monthly and quarterly financial reports, along with simulation modeling, supplies management with guidelines to evaluate and manage rate sensitivity.

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

Embassy Bancorp, Inc.

	0-3	4-12	1-3	4-5	Over 5
	Months	Months	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$1,375	$-	$-	$-	$-	$1,375
Investment securities	1,974	14,584	39,120	10,566	19,978	86,222
Loans, gross	123,604	132,392	210,901	113,687	218,531	799,115

Total interest-earning assets	126,953	146,976	250,021	124,253	238,509	886,712

Interest-bearing liabilities
NOW and money market accounts	2,902	94,785	-	-	-	97,687
Savings	432,928	55,773	-	-	-	488,701
Certificates of deposit	13,186	57,056	42,574	16,972	-	129,788
Other borrowed funds	-	-	-	-	-	-
Repurchase agreements
and federal funds purchased	11,889	-	-	-	-	11,889

Total interest-bearing liabilities	460,905	207,614	42,574	16,972	-	728,065

GAP	$(333,952)	$(60,638)	$207,447	$107,281	$238,509	$158,647

CUMULATIVE GAP	$(333,952)	$(394,590)	$(187,143)	$(79,862)	$158,647

GAP TO INTEREST EARNING
ASSETS	-37.66%	-6.84%	23.40%	12.10%	26.90%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-37.66%	-44.50%	-21.11%	-9.01%	17.89%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2016. For income simulation purposes, personal savings accounts are repriced quarterly and NOW and business savings reprice every 4 to 12 months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.6%
Down 200 basis points	-8.8%

Up 100 basis points	-0.1%
Up 200 basis points	-0.6%

Embassy Bancorp, Inc.

Return on Assets and Equity

For the year ended December 31, 2016, the return on average assets was 0.83% the return on average equity was 9.95% and the ratio of average shareholders’ equity to average total assets was 8.32%.

For the year ended December 31, 2015, the return on average assets was 0.96% the return on average equity was 11.38% and the ratio of average shareholders’ equity to average total assets was 8.46%.

Dividend Payout Ratio

For the year ended December 31, 2016 and 2015 the dividend payout ratio was 13.46% and 9.93%, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Embassy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and its subsidiary, Embassy Bank for the Lehigh Valley (collectively the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania
March 30, 2017

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2016	2015

	(In Thousands, Except Share Data)
Cash and due from banks	$14,574	$12,459
Interest bearing demand deposits with banks	8,644	6,067
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	24,218	19,526
Securities available for sale	85,598	77,253
Restricted investment in bank stock	624	2,178
Loans receivable, net of allowance for loan losses of $6,517 in 2016; $6,068 in 2015	792,598	684,047
Premises and equipment, net of accumulated depreciation	2,109	2,258
Bank owned life insurance	12,728	12,343
Accrued interest receivable	1,749	1,637
Other real estate owned	480	1,224
Other assets	4,129	3,572
Total Assets	$924,233	$804,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$117,208	$89,959
Interest bearing	716,176	570,307
Total Deposits	833,384	660,266
Securities sold under agreements to repurchase	11,889	27,535
Short-term borrowings	-	39,306
Long-term borrowings	-	3,820
Accrued interest payable	813	462
Other liabilities	4,869	4,548
Total Liabilities	850,955	735,937
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2016 issued 7,452,462 shares; outstanding 7,443,472 shares;
2015 issued 7,407,547 shares; outstanding 7,407,547 shares	7,453	7,408
Surplus	24,603	24,299
Retained earnings	41,344	35,158
Accumulated other comprehensive (loss) income	(24)	1,236
Treasury stock, at cost, 2016; 8,990 shares	(98)	-
Total Stockholders' Equity	73,278	68,101
Total Liabilities and Stockholders' Equity	$924,233	$804,038

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2016	2015

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans receivable, including fees	$28,246	$26,138
Securities, taxable	764	795
Securities, non-taxable	1,176	1,193
Federal funds sold, and other	136	126
Interest on time deposits	-	1
Total Interest Income	30,322	28,253
INTEREST EXPENSE
Deposits	3,849	2,878
Securities sold under agreements to repurchase	12	17
Short-term borrowings	32	135
Long-term borrowings	5	105
Total Interest Expense	3,898	3,135
Net Interest Income	26,424	25,118
PROVISION FOR LOAN LOSSES	770	532
Net Interest Income after Provision for Loan Losses	25,654	24,586
OTHER NON-INTEREST INCOME
Credit card processing fees	1,774	1,670
Other service fees	743	673
Bank owned life insurance	385	405
Gain on sale of securities, net	350	165
Gain (loss) on sale of other real estate owned	21	(12)
Impairment on other real estate owned	(80)	(104)
Total Other Non-interest Income	3,193	2,797
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	7,994	7,013
Occupancy and equipment	2,680	2,456
Data processing	1,620	1,541
Credit card processing	1,674	1,596
Advertising and promotion	1,445	1,333
Professional fees	590	503
FDIC insurance	428	374
Insurance	60	54
Loan & real estate	240	250
Charitable contributions	692	636
Other real estate owned expenses	100	100
Other	1,326	1,170
Total Other Non-interest Expenses	18,849	17,026

Income before Income Taxes	9,998	10,357
INCOME TAX EXPENSE	2,850	2,948
Net Income	$7,148	$7,409

BASIC EARNINGS PER SHARE	$0.96	$1.01

DILUTED EARNINGS PER SHARE	$0.96	$1.00

DIVIDENDS PER SHARE	$0.13	$0.10

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016		2015

	(In Thousands)

Net Income		$7,148		$7,409
Change in Accumulated Other Comprehensive Income:
Unrealized holding loss on securities available for sale	(1,560)		(182)
Less: reclassification adjustment for realized gains	(350)		(165)
	(1,910)		(347)
Income tax effect	650		118
Net unrealized loss	(1,260)		(229)
Other comprehensive loss, net of tax		(1,260)		(229)
Comprehensive Income		$5,888		$7,180

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016 and 2015

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2014	$7,358	$24,024	$28,485	$1,465	$-	$61,332
Net income	-	-	7,409	-	-	7,409
Other comprehensive income	-	-	-	(229)	-	(229)
Dividend declared, $.10 per share	-	-	(736)	-	-	(736)
Compensation expense recognized on stock options	-	49	-	-	-	49
Common stock grants to directors and officers,
32,875 shares, net of unearned compensation
expense of $260	33	63	-	-	-	96
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 16,920 shares	17	163	-	-	-	180
BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$-	$68,101

BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$-	$68,101
Net income	-	-	7,148	-	-	7,148
Other comprehensive income	-	-	-	(1,260)	-	(1,260)
Dividend declared, $.13 per share	-	-	(962)	-	-	(962)
Common stock grants to directors and officers,
25,139 shares, net of unearned compensation
expense of $450	25	86	-	-		111
Compensation expense recognized on stock options	-	27	-	-	-	27
Purchase treasury stock, 8,990 shares
at $10.85 per share	-	-	-		(98)	(98)
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 19,776 shares	20	191	-	-	-	211
BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,148	$7,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	770	532
Amortization of deferred loan costs	113	50
Depreciation and amortization	730	605
Net amortization of investment security premiums and discounts	306	222
Stock compensation expense	76	49
Net realized (gain) loss on sale of other real estate owned	(21)	12
Impairment on other real estate owned	80	104
Income on bank owned life insurance	(385)	(405)
Deferred income taxes	77	(33)
Net realized gain on sale of securities available for sale	(350)	(165)
Increase in accrued interest receivable	(112)	(38)
Decrease (increase) in other assets	16	(73)
Increase in accrued interest payable	351	113
Increase in other liabilities	404	127
Net Cash Provided by Operating Activities	9,203	8,509
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(29,288)	(18,956)
Maturities, calls and principal repayments of securities available for sale	11,326	7,754
Proceeds from sales of securities available for sale	7,751	10,742
Net increase in loans	(108,952)	(80,016)
Net redemption (purchases) of restricted investment in bank stock	1,554	(1,394)
Net maturities of interest bearing time deposits	-	250
Proceeds from sale of other real estate owned	182	96
Purchases of premises and equipment	(581)	(1,348)
Net Cash Used in Investing Activities	(118,008)	(82,872)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	173,118	48,598
Net decrease in securities sold under agreements to repurchase	(15,646)	(2,769)
Decrease (increase) in short-term borrowed funds	(39,306)	30,306
Proceeds from long-term borrowed funds	-	6,000
Payment of long-term borrowed funds	(3,820)	(4,080)
Acquisition of treasury stock	(98)	-
Proceeds from Dividend Reinvestment Plan	211	180
Dividends paid	(962)	(736)
Net Cash Provided by Financing Activities	113,497	77,499
Net Increase in Cash and Cash Equivalents	4,692	3,136
CASH AND CASH EQUIVALENTS - BEGINNING	19,526	16,390
CASH AND CASH EQUIVALENTS - ENDING	$24,218	$19,526

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,547	$3,022

Income taxes paid	$2,636	$3,262

Other real estate sold through bank financing	$523	$287

Deferral of gain from sale of other real estate sold through bank financing	$21	$24

Other real estate acquired in settlement of loans	$41	$641

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

Other than temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an

Embassy Bancorp, Inc.

entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2016 and 2015.

Restricted Investments in Bank Stock

Restricted investments in bank stock consist of FHLBank Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks have no quoted market value and are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.

During 2014 the FHLB conducted limited excess capital stock repurchases based upon positive quarterly net income. In October 2014, the FHLB amended its Capital Plan and created two subclasses of stock, one required as a member (“membership stock”)  and  additional stock in the FHLB in relation to the level of outstanding borrowings (“activity-based stock”).  Under this new plan the costs of membership decreased.  As a result of this decrease, the FHLB began repurchasing excess stock on a regular monthly repurchase date and pay dividends, if conditions warrant, on a quarterly basis. Dividend payments of $48 thousand and $113 thousand were received during the years ended December 31, 2016 and 2015, respectively.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2016.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

The general portion of the allowance for loan losses covers pools of loans by major loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and other consumer loans. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using the loss migration method plus a qualitative factor, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans evaluated and measured for impairment under FASB ASC 450. The historical loss factor for each pool, includes but is not limited to, an average of the Company’s historical net charge-off ratio for the most recent rolling twenty-four quarters.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

	2016	2015

	(Dollars In Thousands, Except Per Share Data)

Net income	$7,148	$7,409

Weighted average shares outstanding	7,415,372	7,371,271
Dilutive effect of potential common
shares, stock options	49,973	33,950
Diluted weighted average common
shares outstanding	7,465,345	7,405,221
Basic earnings per share	$0.96	$1.01
Diluted earnings per share	$0.96	$1.00

Stock options of 4,227 were not considered in computing diluted earnings per common share for the year ended December 31, 2016. There were no stock options not considered in computing diluted earnings per common share for the year ended December 31, 2015.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2016 and 2015 were $151 thousand and $139 thousand, respectively.

Embassy Bancorp, Inc.

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

Subsequent Events

The Company follows ASC Topic 855 Subsequent Events.  This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued.  The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year.  The new guidance will be effective for public companies for periods beginning after December 15, 2017 with private companies provided a one-year deferral until periods beginning after December 15, 2018. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which

Embassy Bancorp, Inc.

application method it will use or the potential effects of the new standard on the financial statements, if any. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, the Company does not expect it to have a material impact on the consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, the Company does believe the new standard will result in new disclosure requirements. The Company currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, included in non-interest income such as service charges and payment processing. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations, however due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes to the Company’s accounting for credit losses on financial instruments.

Reclassification

Certain amounts in the 2015 consolidated financial statements may have been reclassified to conform to 2016 presentation. These reclassifications had no effect on 2015 net income.

Embassy Bancorp, Inc.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2016 :
U.S. Government agency obligations	$32,581	$12	$(105)	$32,488
Municipal bonds	38,410	1,161	(763)	38,808
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	14,645	114	(457)	14,302
Total	$85,636	$1,287	$(1,325)	$85,598

December 31, 2015 :
U.S. Government agency obligations	$34,676	$15	$(121)	$34,570
Municipal bonds	39,378	1,970	(144)	41,204
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	1,327	152	-	1,479
Total	$75,381	$2,137	$(265)	$77,253

The amortized cost and fair value of securities as of December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$11,530	$11,536
Due after one year through five years	27,470	27,602
Due after five years through ten years	11,311	11,579
Due after ten years	20,680	20,579
	70,991	71,296
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	14,645	14,302
	$85,636	$85,598

Gross gains of $350 thousand and $165 thousand were realized on sales of securities for the years ended December 31, 2016 and December 31, 2015, respectively. There were no gross losses in 2016 or 2015 on the sale of securities.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and December 31, 2015, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016 :	(In Thousands)
U.S. Government agency obligations	$20,388	$(105)	$-	$-	$20,388	$(105)
Municipal bonds	8,595	(763)	-	-	8,595	(763)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	13,206	(457)	-	-	13,206	(457)
Total Temporarily Impaired Securities	$42,189	$(1,325)	$-	$-	$42,189	$(1,325)

December 31, 2015 :
U.S. Government agency obligations	$25,525	$(121)	$-	$-	$25,525	$(121)
Municipal bonds	6,180	(144)	-	-	6,180	(144)
Total Temporarily Impaired Securities	$31,705	$(265)	$-	$-	$31,705	$(265)

The Company had forty-two (42) securities in an unrealized loss position at December 31, 2016.  Unrealized losses are due only to market rate fluctuations. As of December 31, 2016, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Securities with a carrying value of $71.8 million and $64.9 million at December 31, 2016 and December 31, 2015, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 3 – Loans Receivable

The following table presents the composition of loans receivable at December 31, 2016 and 2015 respectively:

	2016	2015

	(In Thousands)

Commercial real estate	$321,730	$289,304
Commercial construction	28,606	17,786
Commercial	39,045	34,955
Residential real estate	408,872	347,316
Consumer	718	745

Total Loans	798,971	690,106

Unearned net loan origination costs (fees)	144	9
Allowance for Loan Losses	(6,517)	(6,068)

	$792,598	$684,047

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses

The changes in the allowance for loan losses for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

Allowance for loan losses:	(In Thousands)
Balance, beginning	$6,068	$5,614
Provision for loan losses	770	532
Loans charged off	(321)	(88)
Recoveries	-	10
Balance at end of year	$6,517	$6,068

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2016 and December 31, 2015, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2016	(In Thousands)
Commercial real estate	$315,579	$20	$6,131	$-	$321,730
Commercial construction	28,291	-	315	-	28,606
Commercial	38,916	29	100	-	39,045
Residential real estate	407,787	-	1,085	-	408,872
Consumer	718	-	-	-	718
Total	$791,291	$49	$7,631	$-	$798,971

December 31, 2015
Commercial real estate	$287,755	$-	$1,549	$-	$289,304
Commercial construction	16,971	-	815	-	17,786
Commercial	34,889	66	-	-	34,955
Residential real estate	346,787	-	529	-	347,316
Consumer	745	-	-	-	745
Total	$687,147	$66	$2,893	$-	$690,106

Embassy Bancorp, Inc.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2016 and 2015, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016	(In Thousands)
With no related allowance recorded:
Commercial real estate	$8,159	$8,463		$5,924	$255
Commercial construction	315	315		565	19
Commercial	100	160		50	2
Residential real estate	1,516	1,723		1,050	23
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	279	279	64	263	12
Residential real estate	811	811	232	914	5
Consumer	-	-	-	-	-
Total:
Commercial real estate	$8,159	$8,463	$-	$5,924	$255
Commercial construction	315	315	-	565	19
Commercial	379	439	64	313	14
Residential real estate	2,327	2,534	232	1,964	28
Consumer	-	-	-	-	-
	$11,180	$11,751	$296	$8,766	$316
December 31, 2015
With no related allowance recorded:
Commercial real estate	$3,644	$3,928		$3,672	$139
Commercial construction	815	815		1,096	38
Commercial	-	-		-	-
Residential real estate	758	758		1,029	10
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$336	$-
Commercial construction	-	-	-	-	-
Commercial	321	321	115	323	10
Residential real estate	834	834	255	878	5
Consumer	-	-	-	-	-
Total:
Commercial real estate	$3,644	$3,928	$-	$4,008	$139
Commercial construction	815	815	-	1,096	38
Commercial	321	321	115	323	10
Residential real estate	1,592	1,592	255	1,907	15
Consumer	-	-	-	-	-
	$6,372	$6,656	$370	$7,334	$202

Embassy Bancorp, Inc.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2016 and 2015, respectively:

	2016	2015

	(In Thousands)
Commercial real estate	$180	$164
Commercial construction	-	-
Commercial	100	66
Residential real estate	874	529
Consumer	-	-
Total	$1,154	$759

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2016 and 2015, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

December 31, 2016	(In Thousands)
Commercial real estate	$123	$-	$180	$303	$321,427	$321,730	$-
Commercial construction	-	-	-	-	28,606	28,606	-
Commercial	196	-	100	296	38,749	39,045
Residential real estate	595	155	929	1,679	407,193	408,872	55
Consumer	-	-	-	-	718	718	-
Total	$914	$155	$1,209	$2,278	$796,693	$798,971	$55

December 31, 2015
Commercial real estate	$219	$-	$164	$383	$288,921	$289,304	$-
Commercial construction	500	-	-	500	17,286	17,786	-
Commercial	-	-	66	66	34,889	34,955	-
Residential real estate	159	76	529	764	346,552	347,316	-
Consumer	-	-	-	-	745	745	-
Total	$878	$76	$759	$1,713	$688,393	$690,106	$-

Embassy Bancorp, Inc.

The following table summarizes information in regards to the allowance for loan losses as of December 31, 2016 and 2015, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses
Year Ending December 31, 2016
Beginning Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068
Charge-offs	(35)	-	(75)	(207)	(4)	-	(321)
Recoveries	-	-	-	-	-	-	-
Provisions	252	222	96	615	(10)	(405)	770
Ending Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517

Year Ending December 31, 2015
Beginning Balance - December 31, 2014	$1,704	$401	$407	$1,955	$22	$1,125	$5,614
Charge-offs	(60)	-	-	(28)	-	-	(88)
Recoveries	10	-	-	-	-	-	10
Provisions	478	(107)	(5)	602	7	(443)	532
Ending Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068

Embassy Bancorp, Inc.

The following tables represent the allocation of the allowance for loan losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2016 and December 31, 2015:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2016
Allowance for Loan Losses
Ending Balance	$2,349	$516	$423	$2,937	$15	$277	$6,517
Ending balance: individually evaluated for impairment	$-	$-	$64	$232	$-	$-	$296
Ending balance: collectively evaluated for impairment	$2,349	$516	$359	$2,705	$15	$277	$6,221

Loans receivables:
Ending balance	$321,730	$28,606	$39,045	$408,872	$718		$798,971
Ending balance: individually evaluated for impairment	$8,159	$315	$379	$2,327	$-		$11,180
Ending balance: collectively evaluated for impairment	$313,571	$28,291	$38,666	$406,545	$718		$787,791

December 31, 2015
Allowance for Loan Losses
Ending Balance	$2,132	$294	$402	$2,529	$29	$682	$6,068
Ending balance: individually evaluated for impairment	$-	$-	$115	$255	$-	$-	$370
Ending balance: collectively evaluated for impairment	$2,132	$294	$287	$2,274	$29	$682	$5,698

Loans receivables:
Ending balance	$289,304	$17,786	$34,955	$347,316	$745		$690,106
Ending balance: individually evaluated for impairment	$3,644	$815	$321	$1,592	$-		$6,372
Ending balance: collectively evaluated for impairment	$285,660	$16,971	$34,634	$345,724	$745		$683,734

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

Embassy Bancorp, Inc.

The following table presents TDRs outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
December 31, 2016
Commercial real estate	$3,078	$-	$3,078
Commercial construction	260	-	260
Commercial	250	-	250
Residential real estate	1,243	-	1,243
Consumer	-	-	-
	$4,831	$-	$4,831

December 31, 2015
Commercial real estate	$3,145	$-	$3,145
Commercial construction	260	-	260
Commercial	255	-	255
Residential real estate	1,063	-	1,063
Consumer	-	-	-
	$4,723	$-	$4,723

The following table presents newly restructured loans that occurred during the years ended December 31, 2016 and 2015:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Year Ending December 31, 2016
Residential real estate	1	$212	$212
	1	$212	$212
Year Ending December 31, 2015
Residential real estate	1	$142	$142
	1	$142	$142

Of the TDRs listed above, there was not an impairment reserve recorded in the allowance for loan losses for the twelve months ended December 31, 2016 and December 31, 2015. As of the years ended December 31, 2016 and 2015,  no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the twelve months ended December 31, 2016.

Embassy Bancorp, Inc.

Note 5 - Bank Premises and Equipment

The components of premises and equipment at December 31, 2016 and 2015 are as follows:

	2016	2015

	(In Thousands)

Furniture, fixtures and equipment	$2,856	$2,710
Leasehold improvements	3,004	2,715
Computer equipment and data processing software	2,463	2,303
Automobiles	184	182
Construction in progress	40	56

	8,547	7,966
Accumulated depreciation	(6,438)	(5,708)

	$2,109	$2,258

Depreciation expense for the years ended December 31, 2016 and 2015 was $730 thousand and $605 thousand, respectively.

Note 6 – Deposits

The components of deposits at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015

	(In Thousands)

Demand, non-interest bearing	$117,208	$89,959
Demand, NOW and money market, interest bearing	97,687	67,402
Savings	488,701	406,361
Time, $100 and over	89,020	59,533
Time, other	40,768	37,011
Total deposits	$833,384	$660,266

At December 31, 2016, the scheduled maturities of time deposits are as follows (in thousands):

2017	$70,242
2018	30,481
2019	12,093
2020	6,390
2021	10,582

$129,788

Time deposits with individual balances equal to or greater than $250,000 (FDIC insurance limit) at December 31, 2016 and 2015 totaled $45.5 million and $23.1 million, respectively.

Embassy Bancorp, Inc.

Note 7 - Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within a few days from the transaction date and are reflected at the amount of cash received in connection with the transaction. The securities are retained under the Company’s control at its safekeeping agent. The Company adjusts collateral based on the fair value of the underlying securities, on a monthly basis. Information concerning securities sold under agreements to repurchase for the years ended December 31, 2016 and 2015 is summarized as follows:

	2016	2015

	(Dollars In Thousands)

Balance outstanding at December 31	$11,889	$27,535
Weighted average interest rate at the end of the year	0.070%	0.058%
Average daily balance during the year	$14,500	$32,336
Weighted average interest rate during the year	0.082%	0.054%
Maximum month-end balance during the year	$25,752	$34,156

Note 8 – Short-term and Long-term Borrowings

The Bank has borrowing capacity with FHLB of approximately $445.0 million, which includes a line of credit for $150.0 million. There were no long-term loans outstanding with the FHLB as of December 31, 2016 and $3.8 million outstanding as of December 31, 2015. There were no short-term loans outstanding with FHLB as of December 31, 2016 and $39.3 million outstanding as of December 31, 2015. FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party (the “Beneficiary”), which secure public deposits in the Bank. The Company, through the Bank, had $3.5 million of FHLB deposit letters of credit outstanding as of December 31, 2016 and none as of December 31, 2015. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a $10.0 million line of credit with Atlantic Community Bankers Bank, of which none was outstanding at December 31, 2016 and 2015. Advances from this line are unsecured.

Embassy Bancorp, Inc.

Note 9 - Lease Commitments

The Company leases its banking premises under leases which the Company classifies as operating leases.  These leases expire at various dates through February 2022.  In addition to fixed rentals, the leases require the Company to pay certain additional expenses of occupying these spaces, including real estate taxes, insurance, utilities and repairs.  A portion of these leases are with related parties as described below.

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows:

	Related Parties	Third Parties	Total

	(In Thousands)

2017	426	881	1,307
2018	441	902	1,343
2019	450	704	1,154
2020	458	130	588
2021	431	-	431
Thereafter	70	-	70

	$2,276	$2,617	$4,893

Total rent expense was $1.3 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. Rent expense to related parties was $406 thousand and $410 thousand for the years ended December 31, 2016 and 2015, respectively (see Note 14).

Note 10 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Executive Vice President of Commercial Lending.

The Company has a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death or disability.  As of December 31, 2016 and 2015,  respectively, other liabilities include $3.8 million and  $3.4 million, respectively, accrued under these plans.  For the years ended December 31, 2016 and 2015, $430 thousand and $377 thousand, respectively, were expensed under these plans.

Note 11 - Stock Incentive Plan and Employee Stock Purchase Plan

     Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries.  The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined

Embassy Bancorp, Inc.

at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  At December 31, 2016, there were 298,778 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also granted restricted stock to certain officers under individual agreements with these officers.  Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years.  Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the Company’s restricted stock grants activity for the year ended December 31, 2016, there have been 84,979 awards granted.  During the years ended December 31, 2016 and 2015 there were 25,139 and 32,875 awards granted, respectively. During the years ended December 31, 2016 and 2015 the Company recognized $111 thousand and $96 thousand in compensation expense for the restricted stock awards.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2016 and 2015 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2014	-	$-
Granted	32,875	10.83
Vested	(9,122)	10.55

Non-Vested at December 31, 2015	23,753	$10.94
Granted	25,139	12.14
Vested	(10,488)	10.70

Non-Vested at December 31, 2016	38,404	$11.79

In December 2016, January 2014, February 2013 and 2012, the Company granted stock options to purchase 4,227, 29,663,  29,742 and 52,611 shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  No stock options were granted in 2015. Stock compensation expense related to these options was $27 thousand and $45 thousand for the year ended December 31, 2016 and 2015, respectively.  At December 31, 2016, approximately $15 thousand unrecognized cost to these stock options granted in 2016 and 2014 will be recognized over the next 2.97 and 0.05 years, respectively.   The fair value of the options granted in 2016, 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 1.03% in 2016 and 0.00% in 2014, 2013 and 2012, respectively, risk free interest rate of 2.35%, 2.30%,  1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 25.58%, 28.93%,  28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2016, 2014, 2013 and 2012 was $3.28,  $2.46,  $2.14 and $2.56 per share, respectively.

Embassy Bancorp, Inc.

Activities under the SIP, related to stock options, is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2014	112,016	$7.14
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2015	112,016	$7.14
Granted	4,227	12.64
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2016	116,243	$7.34

Exercisable, December 31, 2016	102,128	$7.10

Stock options outstanding at December 31, 2016 are exercisable at prices ranging from $6.62 to $13.23 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2016 is 5.06 years and 4.80 years, respectively. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2015 was 5.91 years and 5.61 years, respectively. At December 31, 2016, the aggregate intrinsic value of options outstanding and exercisable was $637 thousand.  The intrinsic value was determined by using the latest known sales price of the Company’s common stock. For the years ending December 31, 2016 and 2015, the aggregate intrinsic value of options exercised was $328 thousand.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2016:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.62 to $7.94	$7.14	112,016	4.91	102,128
$11.91 to $13.23	$12.64	4,227	8.97	-

		116,243	5.06	102,128

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors;

Embassy Bancorp, Inc.

provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, none of which were issued as of December 31, 2016.

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

The components of other comprehensive loss, both before tax and net of tax, are as follows:

	Year Ended December 31,
	2016			2015

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(1,560)	$531	$(1,029)	$(182)	$62	$(120)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(350)	119	(231)	(165)	56	(109)
Total other comprehensive loss	$(1,910)	$650	$(1,260)	$(347)	$118	$(229)

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

Embassy Bancorp, Inc.

A summary of the accumulated other comprehensive (loss) income, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2016 and 2015
Balance January 1, 2016	$1,236
Other comprehensive loss before reclassifications	(1,029)
Amounts reclassified from accumulated other comprehensive income	(231)
Net other comprehensive loss during the period	(1,260)
Balance December 31, 2016	$(24)

Balance January 1, 2015	$1,465
Other comprehensive loss before reclassifications	(120)
Amounts reclassified from accumulated other comprehensive income	(109)
Net other comprehensive loss during the period	(229)
Balance December 31, 2015	$1,236

\

Note 13 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

	(In Thousands)

Current	$2,773	$2,981
Deferred	77	(33)
	$2,850	$2,948

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statement of income for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015

	(In Thousands)

Federal income tax at statutory rate	$3,400	$3,521
Tax free interest	(491)	(518)
CSV Life Insurance	(139)	-
Other	80	(55)

	$2,850	$2,948

The Company follows guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes. The Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the

Embassy Bancorp, Inc.

“more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2016 and 2015, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company is subject to U.S. federal income tax.

The components of the net deferred tax asset at December 31, 2016 and 2015 are as follows:

	2016	2015

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$2,216	$2,063
Accrued SERP	1,306	1,159
Premises and equipment	36	-
Unrealized loss on securities available for sale	14	-
Other	126	406

Total Deferred Tax Assets	3,698	3,628

Deferred tax liabilities:
Premises and equipment	-	25
Prepaid assets	359	320
Non-qualified Stock Awards	3	3
Deferred loan costs	600	481
Unrealized gain on securities available for sale	-	636

Total Deferred Tax Liabilities	$962	$1,465

Net Deferred Tax Asset	$2,736	$2,163

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

Related parties were indebted to the Company for loans totaling $4.1 million and $4.7 million at December 31, 2016 and 2015, respectively.  During 2016, loans totaling $2.6 million were disbursed and loan repayments totaled $2.7 million. During 2016, one director retired and the related party loan balance of $545 thousand, attributed to said director, was removed from the totals.

Deposits with related parties were $25.8 million and $20.5 million at December 31, 2016 and 2015, respectively.

Embassy Bancorp, Inc.

Fees paid to related parties for legal services for the years ended December 31, 2016 and 2015 were approximately $87 thousand and $104 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as described in Note 9.

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

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2016	2015

	(In Thousands)

Commitments to grant loans, fixed	$3,507	$5,745
Commitments to grant loans, variable	-	-
Unfunded commitments under lines of credit, fixed	22,636	22,679
Unfunded commitments under lines of credit, variable	69,907	65,142
Standby letters of credit	4,234	3,857

	$100,284	$97,423

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2016 and 2015 was $4.2 million and $3.9 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.8 million and $3.7 million, respectively. The current amount of the liability as of December 31, 2016 and 2015 for guarantees under standby letters of credit issued is not considered material.

Embassy Bancorp, Inc.

Note 16 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2016, the Company had a $8.3 million minimum reserve balance.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The final rules implementing BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. banks (BASEL III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019. Under the BASEL III rules the Company and the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or losses on available-for-sale securities are not included in computing regulatory capital amounts. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2016 and 2015 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2016:
Total capital (to risk-weighted assets)	$79,578	12.2%	$	≥	52,191	≥	8.0%	$	≥	65,238	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	73,061	11.2		≥	29,357	≥	4.5		≥	42,405	≥	6.5
Tier 1 capital (to risk-weighted assets)	73,061	11.2		≥	39,143	≥	6.0		≥	52,191	≥	8.0
Tier 1 capital (to average assets)	73,061	8.0		≥	36,376	≥	4.0		≥	45,470	≥	5.0

December 31, 2015:
Total capital (to risk-weighted assets)	$72,880	12.6%	$	≥	46,377	≥	8.0%	$	≥	57,971	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	66,812	11.5		≥	26,087	≥	4.5		≥	37,681	≥	6.5
Tier 1 capital (to risk-weighted assets)	66,812	11.5		≥	34,783	≥	6.0		≥	46,377	≥	8.0
Tier 1 capital (to average assets)	66,812	8.4		≥	31,948	≥	4.0		≥	39,935	≥	5.0

Embassy Bancorp, Inc.

The Company’s actual capital amounts and ratios at December 31, 2016 and 2015 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2016:
Total capital (to risk-weighted assets)	$79,819	12.2%	$	≥	52,192	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	73,302	11.2		≥	29,358	≥	4.5
Tier 1 capital (to risk-weighted assets)	73,302	11.2		≥	39,144	≥	6.0
Tier 1 capital (to average assets)	73,302	8.1		≥	36,377	≥	4.0

December 31, 2015:
Total capital (to risk-weighted assets)	$72,933	12.6%	$	≥	46,378	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	66,865	11.5		≥	26,088	≥	4.5
Tier 1 capital (to risk-weighted assets)	66,865	11.5		≥	34,784	≥	6.0
Tier 1 capital (to average assets)	66,865	8.3		≥	32,231	≥	4.0

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

Embassy Bancorp, Inc.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2016 and December 31, 2015:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2016
Repurchase Agreements:
Corporate Institutions	$11,889	$-	$11,889	$(11,889)	$-	$-

December 31, 2015
Repurchase Agreements:
Corporate Institutions	$27,535	$-	$27,535	$(27,535)	$-	$-

As of December 31, 2016 and December 31, 2015, the fair value of securities pledged was $14.5 million and $35.0 million, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2016 and 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$32,488	$-	$32,488
Municipal bonds	-	38,808	-	38,808
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	14,302	-	14,302
December 31, 2016 Securities available for sale	$-	$85,598	$-	$85,598

U.S. Government agency obligations	$-	$34,570	$-	$34,570
Municipal bonds	-	41,204	-	41,204
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	1,479	-	1,479
December 31, 2015 Securities available for sale	$-	$77,253	$-	$77,253

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2016 Impaired loans (1)	$-	$-	$794	$794
December 31, 2016 Other real estate owned (1)	$-	$-	$480	$480
December 31, 2015 Impaired loans (1)	$-	$-	$785	$785
December 31, 2015 Other real estate owned (1)	$-	$-	$1,224	$1,224

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

Embassy Bancorp, Inc.

assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

At December 31, 2016, of the impaired loans having an aggregate balance of $11.2 million, $10.1 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.1 million in impaired loans, an aggregate valuation allowance of $296 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
December 31, 2016:
Impaired loans	$794	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-24.8%)
			Liquidation expenses (3)	0% to -10% (-7.5%)
Other real estate owned	$480	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)
December 31, 2015:
Impaired loans	$785	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-25.0%)
			Liquidation expenses (3)	0% to -7.5% (-7.5%)
Other real estate owned	$1,224	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2016 and December 31, 2015:

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2016 and 2015:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
December 31, 2016:
Financial assets:
Cash and cash equivalents	$24,218	$24,218	$24,218	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	85,598	85,598	-	85,598	-
Loans receivable, net of allowance	792,598	790,326	-	-	790,326
Restricted investments in bank stock	624	624	-	624	-
Accrued interest receivable	1,749	1,749	-	1,749	-
Financial liabilities:
Deposits	833,384	833,627	-	833,627	-
Securities sold under agreements to
repurchase and federal funds purchased	11,889	11,886	-	11,886	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	813	813	-	813	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2015:
Financial assets:
Cash and cash equivalents	$19,526	$19,527	$19,527	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	77,253	77,253	-	77,253	-
Loans receivable, net of allowance	684,047	688,645	-	-	688,645
Restricted investments in bank stock	2,178	2,178	-	2,178	-
Accrued interest receivable	1,637	1,637	-	1,637	-
Financial liabilities:
Deposits	660,266	660,503	-	660,503	-
Securities sold under agreements to
repurchase and federal funds purchased	27,535	27,529	-	27,529	-
Short-term borrowings	39,306	39,273		39,273
Long-term borrowings	3,820	3,740	-	-	3,740
Accrued interest payable	462	462	-	462	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Note 19 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	As of December 31,
	2016	2015
	(In Thousands)
ASSETS

Cash	$363	$209
Other assets	24	19
Investment in subsidiary	73,036	68,046
Total Assets	$73,423	$68,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$-	$-
Other liabilities	145	174
Stockholders’ equity	73,278	68,100
Total Liabilities and Stockholders’ Equity	$73,423	$68,274

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2016	2015
	(In Thousands)

Interest expense on borrowings	$-	$(83)
Other expenses	(297)	(291)
Equity in net income of banking subsidiary	7,354	7,665
Income before income taxes	7,057	7,291
Income tax benefit	91	118
Net income	$7,148	$7,409

Equity in other comprehensive loss of banking subsidiary	(1,260)	(229)
Comprehensive income	$5,888	$7,180

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2016	2015
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$7,148	$7,409
Adjustments to reconcile net income to net cash provided
by operating activities:
Stock compensation expense	27	49
Net change in other assets and liabilities	(33)	3
Equity in net income of banking subsidiary	(7,354)	(7,665)
Net Cash Used in Operating Activities	(212)	(204)

Cash Flows from Investing Activities:
Dividend from banking subsidiary	1,104	2,363
Net Cash Provided by Investing Activities	1,104	2,363

Cash Flows from Financing Activities:
Repayment of long-term borrowings	-	(1,900)
Exercise of stock options, net of payment stock tendered
and proceeds from DRIP	322	276
Purchase of treasury stock	(98)	-
Dividends Paid	(962)	(736)

Net Cash Used in Financing Activities	(738)	(2,360)
Net Decrease in Cash	154	(201)
Cash – Beginning	209	410

Cash - Ending	$363	$209

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

    (a)  Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2016, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

    (b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control- Integrated Framework (updated 2013 framework version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

None.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2017 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2017 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2017 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2017 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2017 annual meeting of shareholders.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed on August 12, 2016).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed on August 12, 2016).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-3 filed on June 18, 2012).
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 30, 2016).
10.3	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 30, 2016).
10.4	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 30, 2016).
10.5	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 30, 2015).
10.6	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 30, 2015).
10.7

Lease Addendum dated January 1, 2005 for additional space in the Rte. 512, Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 30, 2015).

10.8	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, PA (Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed on March 30, 2015).
10.9	Lease Agreement dated March 21, 2003 for Tilghman Street, Allentown, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 30, 2015).
10.10	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 30, 2015).
10.11	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 30, 2015).
10.12	Lease Agreement dated March 13, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 30, 2015).
10.13	Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC.
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
10.17

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-K filed on March 30, 2016).

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.18	Employment Agreement – J. Hunsicker, dated January 1, 2006 (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-K filed on March 30, 2015).
10.19

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K filed on March 30, 2016).

10.20	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K filed on March 30, 2015).
10.21

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K filed on March 30, 2016).

10.22

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.22 of Registrant’s Form 10-K filed on March 30, 2016).

10.23	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011.
10.24

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.24 of Registrant’s Form 10-K filed on March 30, 2016).

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

10.27

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.27 of Registrant’s Form 10-K filed on March 30, 2016).

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

10.30

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.30 of Registrant’s Form 10-K filed on March 30, 2016).

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

10.34

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2016 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 27, 2016).

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.35

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 29, 2015).

10.36

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2016 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 27, 2016).

10.37

Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.32 of Registrant’s Form 10-K filed on March 30, 2015).

10.38

Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K filed on March 30, 2015).

10.39

Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K filed on March 30, 2015).

10.40	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Registrant's definitive proxy statement filed on April 21, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the financial statements captions “Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly Virchow Krause LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

Embassy Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: March 30, 2017	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 30, 2017	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2017	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 30, 2017	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 30, 2017	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 30, 2017	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 30, 2017	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 30, 2017
John C. Pittman, Director

Dated: March 30, 2017	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 30, 2017	/s/ John T. Yurconic
John T. Yurconic, Director

Embassy Bancorp, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed on August 12, 2016).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed on August 12, 2016).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-3 filed on June 18, 2012).
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 30, 2016).
10.3	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 30, 2016).
10.4	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 30, 2016).
10.5	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 30, 2015).
10.6	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 30, 2015).
10.7

Lease Addendum dated January 1, 2005 for additional space in the Rte. 512, Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 30, 2015).

10.8	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, PA (Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed on March 30, 2015).
10.9	Lease Agreement dated March 21, 2003 for Tilghman Street, Allentown, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 30, 2015).
10.10	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 30, 2015).
10.11	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 30, 2015).
10.12	Lease Agreement dated March 13, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 30, 2015).
10.13	Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC.
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
10.17

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-K filed on March 30, 2016).

Embassy Bancorp, Inc.

EXHIBIT INDEX (Continued)

Exhibit
Number	Description
10.18	Employment Agreement – J. Hunsicker, dated January 1, 2006 (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-K filed on March 30, 2015).
10.19

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K filed on March 30, 2016).

10.20	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K filed on March 30, 2015).
10.21

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K filed on March 30, 2016).

10.22

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.22 of Registrant’s Form 10-K filed on March 30, 2016).

10.23	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011.
10.24

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.24 of Registrant’s Form 10-K filed on March 30, 2016).

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

10.27

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.27 of Registrant’s Form 10-K filed on March 30, 2016).

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

10.30

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.30 of Registrant’s Form 10-K filed on March 30, 2016).

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

10.34

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2016 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 27, 2016).

Embassy Bancorp, Inc.

EXHIBIT INDEX (Continued)

Exhibit
Number	Description
10.35

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 29, 2015).

10.36

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2016 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 27, 2016).

10.37

Loan Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.32 of Registrant’s Form 10-K filed on March 30, 2015).

10.38

Subordinated Term Loan Note, dated as of December 22, 2009, by Embassy Bancorp, Inc. in favor of Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K filed on March 30, 2015).

10.39

Stock Pledge Agreement, dated as of December 22, 2009, by and between Embassy Bancorp, Inc. and Univest National Bank and Trust Co. (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K filed on March 30, 2015).

10.40	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Registrant's definitive proxy statement filed on April 21, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the financial statements captions “Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly Virchow Krause LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.