Form 10-Q
period 2017-03-31
Embassy Bancorp, Inc.
filed 2017-05-12
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 OR

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

(610) 882-8800
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 5, 2017	($1.00 Par Value)	7,449,621
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2017	2016
	(In Thousands, Except Share Data)
Cash and due from banks	$12,907	$14,574
Interest bearing demand deposits with banks	27,841	8,644
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	41,748	24,218
Securities available for sale	95,292	85,598
Restricted investment in bank stock	521	624
Loans receivable, net of allowance for loan losses of $6,619 in 2017; $6,517 in 2016	804,669	792,598
Premises and equipment, net of accumulated depreciation	2,046	2,109
Bank owned life insurance	12,829	12,728
Accrued interest receivable	1,810	1,749
Other real estate owned	480	480
Other assets	3,813	4,129
Total Assets	$963,208	$924,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$122,629	$117,208
Interest bearing	747,561	716,176
Total Deposits	870,190	833,384
Securities sold under agreements to repurchase	11,780	11,889
Accrued interest payable	726	813
Other liabilities	4,902	4,869
Total Liabilities	887,598	850,955
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2017 issued 7,458,611 shares; outstanding 7,449,621 shares;
2016 issued 7,452,462 shares; outstanding 7,443,472 shares;	7,459	7,453
Surplus	24,705	24,603
Retained earnings	43,246	41,344
Accumulated other comprehensive income (loss)	298	(24)
Treasury stock, at cost: 8,990 shares	(98)	(98)
Total Stockholders' Equity	75,610	73,278
Total Liabilities and Stockholders' Equity	$963,208	$924,233

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2017	2016

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$7,531	$6,809
Securities, taxable	177	179
Securities, non-taxable	315	285
Federal funds sold, and other	34	41
Total Interest Income	8,057	7,314
INTEREST EXPENSE
Deposits	1,028	857
Securities sold under agreements to repurchase	3	4
Short-term borrowings	3	30
Long-term borrowings	-	5
Total Interest Expense	1,034	896
Net Interest Income	7,023	6,418
PROVISION FOR LOAN LOSSES	180	185
Net Interest Income after Provision for Loan Losses	6,843	6,233
OTHER NON-INTEREST INCOME
Credit card processing fees	460	414
Other service fees	205	161
Bank owned life insurance	101	48
Gain on sale of other real estate owned	5	10
Total Other Non-Interest Income	771	633
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,235	1,970
Occupancy and equipment	650	675
Data processing	437	389
Credit card processing	434	402
Advertising and promotion	293	324
Professional fees	151	127
FDIC insurance	119	102
Insurance	16	13
Loan & real estate	53	64
Charitable contributions	258	237
Other real estate owned expenses	12	37
Other	292	273
Total Other Non-Interest Expenses	4,950	4,613

Income before Income Taxes	2,664	2,253
INCOME TAX EXPENSE	762	645
Net Income	$1,902	$1,608

BASIC EARNINGS PER SHARE	$0.26	$0.22

DILUTED EARNINGS PER SHARE	$0.25	$0.22

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017		2016

	(In Thousands)

Net Income		$1,902		$1,608
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	488		431
Less: reclassification adjustment for realized gains	-		-
	488		431
Income tax effect	(166)		(147)
Net unrealized gain	322		284
Other comprehensive gain, net of tax		322		284
Comprehensive Income		$2,224		$1,892

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2017 and 2016

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$-	$68,101
Net income	-	-	1,608	-	-	1,608
Other comprehensive income, net of tax	-	-	-	284	-	284
Compensation expense recognized on stock options	-	9	-	-	-	9
Common stock grants to directors, 5,934 shares	5	57	-	-	-	62
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $248	-	12	-	-	-	12
BALANCE - MARCH 31, 2016	$7,413	$24,377	$36,766	$1,520	$-	$70,076

BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278
Net income	-	-	1,902	-	-	1,902
Other comprehensive income, net of tax	-	-	-	322	-	322
Compensation expense recognized on stock options	-	2	-	-	-	2
Common stock grants to directors, 5,156 shares	5	63	-	-	-	68
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $427	-	24	-		-	24
Shares issued under employee stock purchase	1	13				14
plan, 992 shares
BALANCE - MARCH 31, 2017	$7,459	$24,705	$43,246	$298	$(98)	$75,610

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,902	$1,608
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	185
Amortization of deferred loan costs	40	21
Depreciation and amortization	161	184
Net amortization of investment security premiums and discounts	81	57
Stock compensation expense	26	21
Net realized gain on sale of other real estate owned	(5)	(10)
Income on bank owned life insurance	(101)	(48)
Increase in accrued interest receivable	(61)	(54)
Decrease (increase) in other assets	150	(758)
(Decrease) increase in accrued interest payable	(87)	124
Increase (decrease) in other liabilities	106	(10)
Net Cash Provided by Operating Activities	2,392	1,320
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(10,826)	-
Maturities, calls and principal repayments of securities available for sale	1,539	2,413
Net increase in loans	(12,291)	(20,818)
Net redemption of restricted investment in bank stock	103	1,643
Purchases of premises and equipment	(98)	(240)
Net Cash Used in Investing Activities	(21,573)	(17,002)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,806	91,823
Net decrease in securities sold under agreements to repurchase	(109)	(1,783)
Proceeds from Employee Stock Purchase Plan	14	-
Decrease in short-term borrowed funds	-	(39,306)
Payments of long-term borrowed funds	-	(3,820)
Net Cash Provided by Financing Activities	36,711	46,914
Net Increase in Cash and Cash Equivalents	17,530	31,232
CASH AND CASH EQUIVALENTS - BEGINNING	24,218	19,526
CASH AND CASH EQUIVALENTS - ENDING	$41,748	$50,758

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,121	$760
Income taxes paid	$1	$705
Other real estate sold through bank financing	$-	$522
Deferral of gain from sale of other real estate sold through bank financing	$5	$11

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2017 through the date these consolidated financial statements were issued.

Certain amounts in the 2016 financial statements may have been reclassified to conform to 2017 presentation. These reclassifications had no effect on 2016 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2016.

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

Note 4 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At March 31, 2017 there were 293,622 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended March 31, 2017, there have been 90,135 awards granted. During the three months ended March 31, 2017 and 2016 there were 5,156 and 5,934 awards granted, respectively. During the three months ended March 31, 2017 and 2016 the Company recognized $24 thousand and $12 thousand, respectively, in compensation expense for the restricted stock awards.

In December 2016, January 2014, February 2013 and 2012, the Company granted stock options to purchase 4,227, 29,663, 29,742 and 52,611 shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  No stock options were granted in 2015. Stock compensation expense related to these options was $2 thousand and $9 thousand for the three months ended March 31, 2017 and 2016, respectively.  At March 31, 2017, approximately $13 thousand unrecognized cost to these stock options granted in 2016 will be recognized over the next 2.72 years, respectively.   The fair value of the options granted in 2016, 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 1.03% in 2016 and 0.00% in 2014, 2013 and 2012, respectively, risk free interest rate of 2.35%, 2.30%, 1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 25.58%, 28.93%, 28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2016, 2014, 2013 and 2012 was $3.28, $2.46, $2.14 and $2.56 per share, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 992 shares have been issued as of March 31, 2017.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Three Months Ended March 31,
	2017			2016

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$488	$(166)	$322	$431	$(147)	$284
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income	$488	$(166)	$322	$431	$(147)	$284

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three months ended March 31, 2017 and 2016.

A summary of the accumulated other comprehensive income (loss), net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2017 and 2016	(In Thousands)
Balance January 1, 2017	$(24)
Other comprehensive income before reclassifications	322
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	322
Balance March 31, 2017	$298

Balance January 1, 2016	$1,236
Other comprehensive income before reclassifications	284
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	284
Balance March 31, 2016	$1,520

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

	Three Months Ended
	March 31,
	2017	2016

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$1,902	$1,608

Weighted average shares outstanding	7,445,949	7,411,395
Dilutive effect of potential common shares, stock options	53,593	34,098
Diluted weighted average common shares outstanding	7,499,542	7,445,493

Basic earnings per share	$0.26	$0.22
Diluted earnings per share	$0.25	$0.22

Stock options of 4,227 were not considered in computing diluted earnings per common share for the three months ended March 31, 2017. There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2016.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit and FHLBank of Pittsburgh (“FHLB”) deposit letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.2 million of standby letters of credit outstanding as of March 31, 2017. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.8 million. Management does not consider the current amount of the liability as of March 31, 2017 for guarantees under standby letters of credit issued to be material.

FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party (the “Beneficiary”), which secure public deposits in the Bank. FHLB deposit letters of credit are secured by qualifying assets of the Bank. The Company, through the Bank, had $2.3 million of FHLB deposit letters of credit outstanding as of March 31, 2017.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2017, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $462.4 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of March 31, 2017 and December 31, 2016. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of $10.0 million, of which none was outstanding at March 31, 2017 and December 31, 2016. Advances from this line are unsecured.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At March 31, 2017 and December 31, 2016, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2017 :
U.S. Government agency obligations	$31,544	$19	$(67)	$31,496
Municipal bonds	41,911	1,291	(624)	42,578
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	21,387	165	(334)	21,218
Total	$94,842	$1,475	$(1,025)	$95,292

December 31, 2016 :
U.S. Government agency obligations	$32,581	$12	$(105)	$32,488
Municipal bonds	38,410	1,161	(763)	38,808
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	14,645	114	(457)	14,302
Total	$85,636	$1,287	$(1,325)	$85,598

The amortized cost and fair value of securities as of March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$12,978	$12,988
Due after one year through five years	27,429	27,690
Due after five years through ten years	10,111	10,373
Due after ten years	22,937	23,023
	73,455	74,074
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	21,387	21,218
	$94,842	$95,292

There were no sales of securities for the three months ended March 31, 2017 and 2016.

Securities with a carrying value of $83.1 million and $71.8 million at March 31, 2017 and December 31, 2016, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2017 :	(In Thousands)
U.S. Government agency obligations	$20,394	$(67)	$-	$-	$20,394	$(67)
Municipal bonds	9,054	(624)	-	-	9,054	(624)
U.S. Government Sponsored Enterprise	12,807	(334)	-	-	12,807	(334)
(GSE) - Mortgage -backed securities -
residential
Total Temporarily Impaired Securities	$42,255	$(1,025)	$-	$-	$42,255	$(1,025)

December 31, 2016 :
U.S. Government agency obligations	$20,388	$(105)	$-	$-	$20,388	$(105)
Municipal bonds	8,595	(763)	-	-	8,595	(763)
U.S. Government Sponsored Enterprise	13,206	(457)	-	-	13,206	(457)
(GSE) - Mortgage -backed securities -
residential
Total Temporarily Impaired Securities	$42,189	$(1,325)	$-	$-	$42,189	$(1,325)

The Company had forty-two (42) securities in an unrealized loss position at March 31, 2017. The unrealized losses are due only to market rate fluctuations. As of March 31, 2017, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had FHLB stock at a carrying value of $657 thousand and $1.8 million repurchased during the three months ended March 31, 2017 and 2016, respectively.  Stock purchases of $554 thousand and $185 thousand were made during the three months ended March 31, 2017 and 2016, respectively.  Dividend payments of $3 thousand and $25 thousand were received during the three months ended March 31, 2017 and 2016, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2017.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017		December 31, 2016
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$321,588	39.65%	$321,730	40.27%
Commercial construction	37,103	4.57%	28,606	3.58%
Commercial	37,673	4.64%	39,045	4.89%
Residential real estate	414,092	51.05%	408,872	51.17%
Consumer	655	0.09%	718	0.09%
Total loans	811,111	100.00%	798,971	100.00%
Unearned origination fees	177		144
Allowance for loan losses	(6,619)		(6,517)
	$804,669		$792,598

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2017 and December 31, 2016, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2017	(In Thousands)
Commercial real estate	$315,869	$-	$5,719	$-	$321,588
Commercial construction	36,788	-	315	-	37,103
Commercial	37,573	-	100	-	37,673
Residential real estate	413,092	-	1,000	-	414,092
Consumer	655	-	-	-	655
Total	$803,977	$-	$7,134	$-	$811,111

December 31, 2016
Commercial real estate	$315,579	$20	$6,131	$-	$321,730
Commercial construction	28,291	-	315	-	28,606
Commercial	38,916	29	100	-	39,045
Residential real estate	407,787	-	1,085	-	408,872
Consumer	718	-	-	-	718
Total	$791,291	$49	$7,631	$-	$798,971

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2017 and December 31, 2016, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2017	(In Thousands)
With no related allowance recorded:
Commercial real estate	$7,728	$8,011		$7,943	$61
Commercial construction	315	315		315	3
Commercial	100	160		100	-
Residential real estate	1,428	1,626		1,472	5
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	249	249	43	264	2
Residential real estate	800	800	221	806	1
Consumer	-	-	-	-	-
Total:
Commercial real estate	$7,728	$8,011	$-	$7,943	$61
Commercial construction	315	315	-	315	3
Commercial	349	409	43	364	2
Residential real estate	2,228	2,426	221	2,278	6
Consumer	-	-	-	-	-
	$10,620	$11,161	$264	$10,900	$72
December 31, 2016
With no related allowance recorded:
Commercial real estate	$8,159	$8,463		$5,924	$255
Commercial construction	315	315		565	19
Commercial	100	160		50	2
Residential real estate	1,516	1,723		1,050	23
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	279	279	64	263	12
Residential real estate	811	811	232	914	5
Consumer	-	-	-	-	-
Total:
Commercial real estate	$8,159	$8,463	$-	$5,924	$255
Commercial construction	315	315	-	565	19
Commercial	379	439	64	313	14
Residential real estate	2,327	2,534	232	1,964	28
Consumer	-	-	-	-	-
	$11,180	$11,751	$296	$8,766	$316

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2017	December 31, 2016

	(In Thousands)
Commercial real estate	$108	$180
Commercial construction	-	-
Commercial	100	100
Residential real estate	849	874
Consumer	-	-
Total	$1,057	$1,154

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2017	(In Thousands)
Commercial real estate	$2,337	$-	$108	$2,445	$319,143	$321,588	$-
Commercial construction	-	-	-	-	37,103	37,103	-
Commercial	360	-	100	460	37,213	37,673	-
Residential real estate	802	-	849	1,651	412,441	414,092	-
Consumer	2	-	-	2	653	655	-
Total	$3,501	$-	$1,057	$4,558	$806,553	$811,111	$-

December 31, 2016
Commercial real estate	$123	$-	$180	$303	$321,427	$321,730	$-
Commercial construction	-	-	-	-	28,606	28,606	-
Commercial	196	-	100	296	38,749	39,045	-
Residential real estate	595	155	929	1,679	407,193	408,872	55
Consumer	-	-	-	-	718	718	-
Total	$914	$155	$1,209	$2,278	$796,693	$798,971	$55

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending March 31, 2017
Beginning Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517
Charge-offs	-	-	(29)	(62)	-	-	(91)
Recoveries	13	-	-	-	-	-	13
Provisions	(9)	154	(31)	93	1	(28)	180
Ending Balance - March 31, 2017	$2,353	$670	$363	$2,968	$16	$249	$6,619

Three Months Ending March 31, 2016
Beginning Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068
Charge-offs	(35)	-	-	(9)	-	-	(44)
Recoveries	-	-	-	-	-	-	-
Provisions	60	77	(6)	61	1	(8)	185
Ending Balance - March 31, 2016	$2,157	$371	$396	$2,581	$30	$674	$6,209

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2017 and December 31, 2016:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2017
Allowance for Loan Losses
Ending Balance	$2,353	$670	$363	$2,968	$16	$249	$6,619
Ending balance: individually evaluated for impairment	$-	$-	$43	$221	$-	$-	$264
Ending balance: collectively evaluated for impairment	$2,353	$670	$320	$2,747	$16	$249	$6,355

Loans receivables:
Ending balance	$321,588	$37,103	$37,673	$414,092	$655		$811,111
Ending balance: individually evaluated for impairment	$7,728	$315	$349	$2,228	$-		$10,620
Ending balance: collectively evaluated for impairment	$313,860	$36,788	$37,324	$411,864	$655		$800,491

December 31, 2016
Allowance for Loan Losses
Ending Balance	$2,349	$516	$423	$2,937	$15	$277	$6,517
Ending balance: individually evaluated for impairment	$-	$-	$64	$232	$-	$-	$296
Ending balance: collectively evaluated for impairment	$2,349	$516	$359	$2,705	$15	$277	$6,221

Loans receivables:
Ending balance	$321,730	$28,606	$39,045	$408,872	$718		$798,971
Ending balance: individually evaluated for impairment	$8,159	$315	$379	$2,327	$-		$11,180
Ending balance: collectively evaluated for impairment	$313,571	$28,291	$38,666	$406,545	$718		$787,791

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

March 31, 2017	(In Thousands)
Commercial real estate	$3,059	$-	$3,059
Commercial construction	260	-	260
Commercial	249	-	249
Residential real estate	1,228	-	1,228
Consumer	-	-	-
	$4,796	$-	$4,796

December 31, 2016
Commercial real estate	$3,078	$-	$3,078
Commercial construction	260	-	260
Commercial	250	-	250
Residential real estate	1,243	-	1,243
Consumer	-	-	-
	$4,831	$-	$4,831

As of March 31, 2017,  no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three months ended March 31, 2017 and 2016.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three months ended March 31, 2017 and 2016.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2017 and December 31, 2016, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$31,496	$-	$31,496
Municipal bonds	-	42,578	-	42,578
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	21,218	-	21,218
March 31, 2017 Securities available for sale	$-	$95,292	$-	$95,292

U.S. Government agency obligations	$-	$32,488	$-	$32,488
Municipal bonds	-	38,808	-	38,808
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	14,302	-	14,302
December 31, 2016 Securities available for sale	$-	$85,598	$-	$85,598

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
March 31, 2017 Impaired loans (1)	$-	$-	$785	$785
March 31, 2017 Other real estate owned (1)	$-	$-	$480	$480
December 31, 2016 Impaired loans (1)	$-	$-	$794	$794
December 31, 2016 Other real estate owned (1)	$-	$-	$480	$480

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

At March 31, 2017, of the impaired loans having an aggregate balance of $10.6 million, $9.6 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.0 million in impaired loans, an aggregate valuation allowance of $264 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2017:
Impaired loans	$785	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-25.0%)
			Liquidation expenses (3)	0% to -10.0% (-7.5%)
Other real estate owned	$480	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)
December 31, 2016:
Impaired loans	$794	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-24.8%)
			Liquidation expenses (3)	0% to -10.0% (-7.5%)
Other real estate owned	$480	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)

1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016:

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2017 and December 31, 2016:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2017:
Financial assets:
Cash and cash equivalents	$41,748	$41,745	$41,745	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	95,292	95,292	-	95,292	-
Loans receivable, net of allowance	804,669	797,475	-	-	797,475
Restricted investments in bank stock	521	521	-	521	-
Accrued interest receivable	1,810	1,810	-	1,810	-
Financial liabilities:
Deposits	870,190	870,310	-	870,310	-
Securities sold under agreements to
repurchase and federal funds purchased	11,780	11,775	-	11,775	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	726	726	-	726	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2016:
Financial assets:
Cash and cash equivalents	$24,218	$24,218	$24,218	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	85,598	85,598	-	85,598	-
Loans receivable, net of allowance	792,598	790,326	-	-	790,326
Restricted investments in bank stock	624	624	-	624	-
Accrued interest receivable	1,749	1,749	-	1,749	-
Financial liabilities:
Deposits	833,384	833,627	-	833,627	-
Securities sold under agreements to
repurchase and federal funds purchased	11,889	11,886	-	11,886	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	813	813	-	813	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2017 and December 31, 2016:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
March 31, 2017
Repurchase Agreements:
Corporate Institutions	$11,780	$-	$11,780	$(11,780)	$-	$-

December 31, 2016
Repurchase Agreements:
Corporate Institutions	$11,889	$-	$11,889	$(11,889)	$-	$-

As of March 31, 2017 and December 31, 2016, the fair value of securities pledged was $14.5 million, respectively.

Note 14  –  Deposits

The components of deposits at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
	(In Thousands)

Demand, non-interest bearing	$122,629	$117,208
Demand, NOW and money market, interest bearing	104,906	97,687
Savings	510,187	488,701
Time, $100 and over	91,857	89,020
Time, other	40,611	40,768
Total deposits	$870,190	$833,384

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 15  – New Accounting Standards

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

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)” (“ASU 2017-08”). ASU 2017-08 will amend the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018 for all public business entities. Early application is permitted for any interim period. The Company is currently assessing the impact this new standard will have on its consolidated financial statements.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2017 and for the three months ended March 31, 2017  and 2016, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

The Company’s assets increased $39.0 million from $924.2 million at December 31, 2016 to $963.2 million at March 31, 2017.  The Company's deposits grew $36.8 million from $833.4 million at December 31, 2016 to $870.2 million at March 31, 2017. The significant growth in deposits resulted primarily from recent mergers in the Company’s market area, customers migrating to local community banks, and through a concentrated effort to expand customer relationships. During the same period, loans receivable, net of allowance for loan losses, increased $12.1 million to $804.7 million at March 31, 2017 from $792.6 million at December 31, 2016. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and continues to become more widely known.  The past and current economic conditions have created lower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

Net income for the three months ended March 31, 2017 was $1.9 million compared to net income for the three months ended March 31, 2016 of $1.6 million, an increase of $294 thousand, or 18.3%.  Diluted earnings per share increased to $0.25 for the three months ended March 31, 2017, as compared to $0.22 for the three months ended March 31, 2016. The difference in net income for the three months ended March 31 2017 and March 31, 2016 resulted, in part, from an increase in interest income due to the Company’s growing loan portfolio and an increase in non-interest income due to the expansion of the Company’s customer base, offset by interest expense from the growth in deposits and a 5.1% increase in full time equivalent employees from seventy-eight (78) at March 31, 2016 to eighty-two (82) at March 31, 2017, due to strategic additions of team members to various rolls within the Company.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2017 and 2016 totaled $8.1 million and $7.3 million, respectively.  Average earning assets were $906.4 million for the three months ended March 31, 2017 compared to $792.2 million for the three months ended March 31, 2016. The tax equivalent yield on average earning assets was 3.69% for the first quarter of 2017 compared to 3.81% for the first quarter of 2016.

Total interest expense for the three months ended March 31, 2017 increased $138 thousand to $1.0 million as compared to $896 thousand for the three months ended March 31, 2016. Average interest bearing liabilities were $742.1 million for the three months ended March 31, 2017 compared to $657.4 million for the three months ended March 31, 2016.  The yield on average interest bearing liabilities was 0.57% and 0.55% for the first quarter of 2017 and 2016, respectively.

Net interest income for the three months ended March 31, 2017 was $7.0 million compared to $6.4 million for the three months ended March 31, 2016. The improvement in net interest income for the three months ended March 31, 2017 is a result of the growth in the loan portfolio, growth in the investment portfolio and decrease in securities sold under agreements to repurchase balances and FHLB borrowings, offset by growth in savings and certificates of deposit. The Company’s net interest margin for the three months ended March 31, 2017 decreased twelve (12) basis points to 3.23% as compared to 3.35% for the three months ended March 31, 2016. The decrease in the net interest margin is due primarily to the decrease in loan and investment rates and increase in certificate of deposit rates associated with the current market conditions, offset by the decrease in securities sold under agreements to repurchase balances and FHLB borrowings and coupled with the significant growth in the loan, investments, interest bearing deposits, savings and certificate of deposit balances. During this difficult market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The table below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2017 and 2016, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2017			2016
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 795,034	$ 7,462	3.81%	$ 690,599	$ 6,735	3.92%
Loans - non-taxable	9,163	69	4.63%	9,747	74	4.63%
Investment securities - taxable	49,795	177	1.43%	45,639	179	1.58%
Investment securities - non-taxable	36,808	315	5.26%	31,218	285	5.56%
Federal funds sold	828	2	0.78%	720	1	0.47%
Interest bearing deposits with banks	14,809	32	0.88%	14,280	40	1.13%
TOTAL INTEREST EARNING ASSETS	906,437	8,057	3.69%	792,203	7,314	3.81%
Less allowance for loan losses	(6,534)			(6,133)
Other assets	34,478			33,759
TOTAL ASSETS	$ 934,381			$ 819,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 97,219	$ 20	0.08%	$ 72,460	$ 16	0.09%
Savings	501,478	605	0.49%	423,113	515	0.49%
Certificates of deposit	130,357	403	1.25%	110,886	326	1.18%
Securities sold under agreements to repurchase, and short & long-term borrowings	13,030	6	0.19%	50,939	39	0.31%
TOTAL INTEREST BEARING LIABILITIES	742,084	1,034	0.57%	657,398	896	0.55%

Non-interest bearing demand deposits	111,466			87,023
Other liabilities	5,944			5,675
Stockholders' equity	74,887			69,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 934,381			$ 819,829

Net interest income		$ 7,023			$ 6,418
Net interest spread			3.12%			3.26%
Net interest margin			3.23%			3.35%

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

For the three months ended March 31, 2017, the provision for loan losses was $180 thousand, as compared to $185 thousand for the same period ended March 31, 2016.  In the three months ended March 31, 2017, there were charge-offs in the amount of $91 thousand and recoveries of $13 thousand, as compared to $44 thousand in charge-offs and no recoveries for the three months ended March 31, 2016. The allowance for loan losses is $6.6 million as of March 31, 2017, which is 0.82% of outstanding loans, compared to $6.2 million or 0.87% of outstanding loans as of March 31, 2016. At December 31, 2016, the allowance for loan losses was  $6.5 million, which represented 0.82% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended
	March 31,
	2017	2016

	(In Thousands)
Loans receivable at end of period	$811,111	$711,330
Allowance for loan losses:
Balance, beginning	$6,517	$6,068
Provision for loan losses	180	185
Loans charged off:
Commercial real estate	-	(35)
Commercial construction	-	-
Commercial	(29)	-
Residential real estate	(62)	(9)
Consumer	-	-
Total loans charged off	(91)	(44)
Recoveries of loans previously charged off:
Commercial real estate	13	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total recoveries	13	-
Net charge offs	(78)	(44)
Balance at end of period	$6,619	$6,209
Allowance for loan losses to loans receivable at end of period	0.82%	0.87%

Non-interest Income

Total non-interest income was $771 thousand for the three months ended March 31, 2017 compared to $633 thousand for the same period in 2016.  The increase is due primarily to an increase of $53 thousand in income associated with bank owned life insurance, an increase of $46 thousand in credit card processing fees due to growth in the Bank’s credit card and merchant processing customer base and an increase in other service fees of $44 thousand, due to growth in the deposit customer base.

Non-interest Expense

Non-interest expenses increased $337 thousand from $4.6 million for the three months ended March 31, 2016 to $5.0 million for the same period ended March 31, 2017.  The increase in non-interest expenses is primarily due to an increase of $265 thousand, or 13.5%, over the three months ended March 31, 2016, in salaries and employee benefits. The Company had eighty-two (82) compared to seventy-eight (78) full-time equivalent employees at March 31, 2017 and March 31, 2016, respectively. This increase in the number of employees, together with annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs. Additional increases in non-interest expenses are attributable to:  an increase of $48 thousand in data processing mainly due to our expanding customer base; an increase of $32 thousand in credit card processing due to increased transaction volume; an increase of $24 thousand in professional fees; an increase of $17 thousand in FDIC insurance expense due to growth in deposits; an increase of $21 thousand in charitable contributions due to EITC contributions and an increase of $19 thousand in other expenses; offset by a decrease of $25 thousand in occupancy and equipment expense, a decrease of $25 thousand in other real estate owned expenses, and a decrease of $31 thousand in advertising and promotion expense.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended March 31, 2017 totaled $762 thousand, or 28.6% of income before taxes. The provision for income taxes for the three months ended March 31, 2016 totaled $645 thousand, or 28.6% of income before taxes.

The Company uses currently enacted tax rates to value deferred tax assets and liabilities. The current Administration and the U.S. Congress are in the process of evaluating possible tax changes which may include a reduction in U.S. corporate income tax rates. If corporate tax rates were reduced, management expects the Company would record an initial charge against earnings to lower the carrying amount of the net deferred tax asset, and then would record a lower tax provision going forward on an ongoing basis.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2017. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2017 were $95.3 million compared to $85.6 million at December 31, 2016. The increase in the investment portfolio is the result of the purchase of three  (3) mortgage-backed securities totaling $7.3 million, the purchase of six  (6) municipal obligations totaling $3.5 million, and an increase in unrealized gains, offset by pay downs on mortgage-backed securities and a maturity. The carrying value of the securities portfolio as of March 31, 2017 includes a net unrealized gain of $450 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $38 thousand at December 31, 2016. The current unrealized gain position of the securities portfolio is due to changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2017 increased $12.1 million to $804.7 million from $792.6 million at December 31, 2016. The loan-to-deposit ratio decreased from 96% at December 31, 2016 to 93% at March 31, 2017. The Bank’s loan portfolio at March 31, 2017 was comprised of residential real estate and consumer loans of $414.7 million, an increase of $5.2 million from December 31, 2016, and commercial loans of $396.4 million, an increase of $7.0 million from December 31, 2016.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $102 thousand to $6.6 million at March 31, 2017 compared to $6.5 million at December 31, 2016. At March 31, 2017 and December 31, 2016, the allowance for loan losses represented 0.82%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2017,  December 31, 2016, and March 31, 2016 aggregate balances on non-performing loans equaled $5.9 million, $6.0 million and $5.5 million, respectively, representing 0.72%,  0.76% and 0.77% of total loans at March 31, 2017,  December 31, 2016 and March 31, 2016, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended March 31, 2017.  The Company had  two  (2) foreclosed assets in the amount of $480 thousand as of March 31, 2017 and December 31, 2016, of which none is residential real estate.  At March 31, 2017 and December 31, 2016, the Company had $464 thousand and $482 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2017	2016	2016

	(In Thousands)
Non-accrual - commercial	$208	$280	$221
Non-accrual - consumer	849	874	594
Restructured loans, accruing interest and less than 90 days past due	4,796	4,831	4,695
Loans past due 90 or more days, accruing interest	-	55	-
Total nonperforming loans	5,853	6,040	5,510
Foreclosed assets	480	480	701
Total nonperforming assets	$6,333	$6,520	$6,211
Nonperforming loans to total loans at period-end	0.72%	0.76%	0.77%
Nonperforming assets to total assets	0.66%	0.71%	0.73%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased  $63 thousand from December 31, 2016 to March 31, 2017. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at March 31, 2017 increased $36.8 million to $870.2 million from $833.4 million at December 31, 2016. Demand, NOW and money market deposits increased $12.6 million, time deposits increased $2.7 million, and savings deposits increased $21.5 million. The Company continues to see deposit growth driven by a variety of factors including but not limited to, population growth, local bank mergers and consolidations, the accessibility of location and the sales efforts of the Company personnel.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $41.7 million at March 31, 2017, compared to $24.2 million at December 31, 2016. The $17.5 million increase in cash and cash equivalents was primarily due to growth in deposits.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At March 31, 2017, the Company had $95.3 million of available for sale securities. Securities with carrying values of approximately $83.1 million and $71.8 million at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At March 31, 2017, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $462.4 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of March 31, 2017 and December 31, 2016. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2017 and December 31, 2016. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $101.1 million  at  March 31, 2017.  At March 31, 2017 the Company also had letters of credit outstanding of $4.2 million and FHLB deposit letters of credit outstanding of $2.3 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $75.6 million as of March 31, 2017, representing a net increase of $2.3 million from December 31, 2016.  The increase in capital was primarily the result of the net income of $1.9 million and an increase of $322 thousand in unrealized gains on available for sale securities.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2017, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2017	December 31, 2016

	(Dollars In Thousands)
Tier I, common stockholders' equity	$75,064	$73,061
Tier II, allowable portion of allowance for loan losses	6,619	6,517
Total capital	$81,683	$79,578

Common equity tier 1 capital ratio	11.2%	11.2%
Tier I risk based capital ratio	11.2%	11.2%
Total risk based capital ratio	12.2%	12.2%
Tier I leverage ratio	8.0%	8.0%

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The revised minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. In January 2016, the capital conservation buffer requirement started being phased in at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2017	December 31, 2016

	(Dollars In Thousands)
Tier I, common stockholders' equity	$75,299	$73,302
Tier II, allowable portion of allowance for loan losses	6,619	6,517
Total capital	$81,918	$79,819

Common equity tier 1 capital ratio	11.2%	11.2%
Tier I risk based capital ratio	11.2%	11.2%
Total risk based capital ratio	12.2%	12.2%
Tier I leverage ratio	8.1%	8.1%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2017, including any corrective actions with regard to significant deficiencies and material weakness.

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

Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
10.1	Lease Renewal Agreement dated February 17, 2017 by and between Embassy Bank for the Lehigh Valley and
Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on February 21, 2017).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 12, 2017	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 12, 2017	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Senior Executive Vice President,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
10.1	Lease Renewal Agreement dated February 17, 2017 by and between Embassy Bank for the Lehigh Valley and
Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on February 21, 2017).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 6 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.