Form 10-Q
period 2017-06-30
Embassy Bancorp, Inc.
filed 2017-08-11
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 OR

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

(610) 882-8800
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 4, 2017	($1.00 Par Value)	7,443,902
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2017	2016
	(In Thousands, Except Share Data)
Cash and due from banks	$16,371	$14,574
Interest bearing demand deposits with banks	21,034	8,644
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	38,405	24,218
Securities available for sale	91,916	85,598
Restricted investment in bank stock	583	624
Loans receivable, net of allowance for loan losses of $6,761 in 2017; $6,517 in 2016	822,562	792,598
Premises and equipment, net of accumulated depreciation	2,023	2,109
Bank owned life insurance	12,915	12,728
Accrued interest receivable	1,792	1,749
Other real estate owned	480	480
Other assets	4,233	4,129
Total Assets	$974,909	$924,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$124,945	$117,208
Interest bearing	756,276	716,176
Total Deposits	881,221	833,384
Securities sold under agreements to repurchase	9,448	11,889
Accrued interest payable	730	813
Other liabilities	6,351	4,869
Total Liabilities	897,750	850,955
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2017 issued 7,459,449 shares; outstanding 7,443,902 shares;
2016 issued 7,452,462 shares; outstanding 7,443,472 shares;	7,459	7,453
Surplus	24,742	24,603
Retained earnings	44,287	41,344
Accumulated other comprehensive income (loss)	866	(24)
Treasury stock, at cost: 15,547 shares	(195)	(98)
Total Stockholders' Equity	77,159	73,278
Total Liabilities and Stockholders' Equity	$974,909	$924,233

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$7,763	$6,891	$15,294	$13,700
Securities, taxable	216	221	393	400
Securities, non-taxable	345	284	660	569
Federal funds sold, and other	67	41	101	82
Total Interest Income	8,391	7,437	16,448	14,751
INTEREST EXPENSE
Deposits	1,051	962	2,079	1,819
Securities sold under agreements to repurchase	3	3	6	7
Short-term borrowings	6	1	9	31
Long-term borrowings	-	-	-	5
Total Interest Expense	1,060	966	2,094	1,862
Net Interest Income	7,331	6,471	14,354	12,889
PROVISION FOR LOAN LOSSES	235	70	415	255
Net Interest Income after Provision for Loan Losses	7,096	6,401	13,939	12,634
OTHER NON-INTEREST INCOME
Credit card processing fees	466	429	926	843
Other service fees	223	174	428	335
Bank owned life insurance	86	81	187	129
Gain on sale of other real estate owned	6	5	11	15
Impairment on other real estate owned	-	(80)	-	(80)
Total Other Non-Interest Income	781	609	1,552	1,242
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,117	1,951	4,352	3,921
Occupancy and equipment	648	681	1,298	1,356
Data processing	494	391	931	780
Credit card processing	426	396	860	798
Advertising and promotion	373	371	666	695
Professional fees	153	150	304	277
FDIC insurance	134	106	253	208
Insurance	15	15	31	28
Loan & real estate	70	46	123	110
Charitable contributions	168	149	426	386
Other real estate owned expenses	8	20	20	57
Other	334	400	626	673
Total Other Non-Interest Expenses	4,940	4,676	9,890	9,289

Income before Income Taxes	2,937	2,334	5,601	4,587
INCOME TAX EXPENSE	854	670	1,616	1,315
Net Income	$2,083	$1,664	$3,985	$3,272

BASIC EARNINGS PER SHARE	$0.28	$0.22	$0.54	$0.44

DILUTED EARNINGS PER SHARE	$0.28	$0.22	$0.53	$0.44

DIVIDENDS PER SHARE	$0.14	$0.13	$0.14	$0.13

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2017		2016

	(In Thousands)
Net Income		$2,083		$1,664
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	862		626
Less: reclassification adjustment for realized gains	-		-
	862		626
Income tax effect	(294)		(212)
Net unrealized gain	568		414
Other comprehensive gain, net of tax		568		414
Comprehensive Income		$2,651		$2,078

	Six Months Ended June 30,
	2017		2016

	(In Thousands)

Net Income		$3,985		$3,272
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	1,350		1,057
Less: reclassification adjustment for realized gains	-		-
	1,350		1,057
Income tax effect	(460)		(359)
Net unrealized gain	890		698
Other comprehensive gain, net of tax		890		698
Comprehensive Income		$4,875		$3,970

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2017 and 2016

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$-	$68,101
Net income	-	-	3,272	-	-	3,272
Other comprehensive income, net of tax	-	-	-	698	-	698
Dividend declared, $.13 per share	-	-	(964)	-	-	(964)
Compensation expense recognized on stock options	-	15	-	-	-	15
Common stock grants to directors, 5,934 shares	5	57	-	-	-	62
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $234	-	22	-	-	-	22
BALANCE - JUNE 30, 2016	$7,413	$24,393	$37,466	$1,934	$-	$71,206

BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278
Net income	-	-	3,985	-	-	3,985
Other comprehensive income, net of tax	-	-	-	890	-	890
Dividend declared, $.14 per share	-	-	(1,042)	-	-	(1,042)
Compensation expense recognized on stock options	-	3	-	-	-	3
Common stock grants to directors, 5,156 shares	5	63	-	-	-	68
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $403	-	48	-		-	48
Shares issued under employee stock purchase plan, 1,830 shares	1	25				26
Purchase treasury stock, 6,557 shares at $14.80 per share	-	-	-	-	(97)	(97)
BALANCE - JUNE 30, 2017	$7,459	$24,742	$44,287	$866	$(195)	$77,159

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,985	$3,272
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415	255
Amortization of deferred loan costs	77	57
Depreciation and amortization	326	374
Net amortization of investment security premiums and discounts	143	130
Stock compensation expense	51	37
Net realized gain on sale of other real estate owned	(11)	(15)
Impairment on other real estate owned	-	80
Income on bank owned life insurance	(187)	(129)
Increase in accrued interest receivable	(43)	(55)
Increase in other assets	(564)	(657)
(Decrease) increase in accrued interest payable	(83)	209
Increase in other liabilities	519	365
Net Cash Provided by Operating Activities	4,628	3,923
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(10,826)	(15,416)
Maturities, calls and principal repayments of securities available for sale	5,715	3,717
Net increase in loans	(30,456)	(41,041)
Net redemption of restricted investment in bank stock	41	1,554
Purchases of premises and equipment	(240)	(308)
Net Cash Used in Investing Activities	(35,766)	(51,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	47,837	114,228
Net decrease in securities sold under agreements to repurchase	(2,441)	(18,932)
Proceeds from Employee Stock Purchase Plan	26	-
Decrease in short-term borrowed funds	-	(39,306)
Payments of long-term borrowed funds	-	(3,820)
Acquistion of treasury stock	(97)	-
Net Cash Provided by Financing Activities	45,325	52,170
Net Increase in Cash and Cash Equivalents	14,187	4,599
CASH AND CASH EQUIVALENTS - BEGINNING	24,218	19,526
CASH AND CASH EQUIVALENTS - ENDING	$38,405	$24,125

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,177	$1,641
Income taxes paid	$1,703	$1,482
Other real estate sold through bank financing	$-	$523
Deferral of gain from sale of other real estate sold through bank financing	$11	$15

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2017 through the date these consolidated financial statements were issued.

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

Note 4 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At June 30, 2017 there were 293,622 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended June 30, 2017, there have been 90,135  awards granted. No awards were granted during the three months ended June 30, 2017 and 2016. During the six months ended June 30, 2017 and 2016 there were 5,156 and 5,934 awards granted, respectively. During the three months ended June 30, 2017 and 2016 the Company recognized $24 thousand and $10 thousand, respectively, in compensation expense for the restricted stock awards. During the six months ended June 30, 2017 and 2016 the Company recognized $48 thousand and $22 thousand, respectively, in compensation expense for the restricted stock awards.

In December 2016, January 2014, February 2013 and 2012, the Company granted stock options to purchase 4,227,  29,663,  29,742 and 52,611 shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  No stock options were granted in 2015. Stock compensation expense related to these options was $1 thousand and $6 thousand for the three months ended June 30, 2017 and 2016, respectively.  Stock compensation expense related to these options was $3 thousand and $15 thousand for the six months ended June 30, 2017 and 2016, respectively.  At June 30, 2017,  approximately $11 thousand unrecognized cost related to these stock options granted in 2016 will be recognized over the next 2.47 years, respectively.   The fair value of the options granted in 2016, 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 1.03% in 2016 and 0.00% in 2014, 2013 and 2012, respectively, risk free interest rate of 2.35%,  2.30%,  1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 25.58%,  28.93%,  28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2016, 2014, 2013 and 2012 was $3.28,  $2.46,  $2.14 and $2.56 per share, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 1,830 shares have been issued as of June 30, 2017.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Three Months Ended June 30,
	2017			2016

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$862	$(294)	$568	$626	$(212)	$414
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income	$862	$(294)	$568	$626	$(212)	$414

	Six Months Ended June 30,
	2017			2016

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$1,350	$(460)	$890	$1,057	$(359)	$698
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income	$1,350	$(460)	$890	$1,057	$(359)	$698

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three and six months ended June 30, 2017 and 2016.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive income (loss), net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2017 and 2016	(In Thousands)
Balance March 31, 2017	$298
Other comprehensive income before reclassifications	568
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	568
Balance June 30, 2017	$866

Balance March 31, 2016	$1,520
Other comprehensive income before reclassifications	414
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	414
Balance June 30, 2016	$1,934

Six Months Ended June 30, 2017 and 2016
Balance January 1, 2017	$(24)
Other comprehensive income before reclassifications	890
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	890
Balance June 30, 2017	$866

Balance January 1, 2016	$1,236
Other comprehensive income before reclassifications	698
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	698
Balance June 30, 2016	$1,934

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,083	$1,664	$3,985	$3,272

Weighted average shares outstanding	7,447,830	7,413,482	7,446,894	7,412,438
Dilutive effect of potential common shares, stock options	57,213	33,744	57,175	33,325
Diluted weighted average common shares outstanding	7,505,043	7,447,226	7,504,069	7,445,763

Basic earnings per share	$0.28	$0.22	$0.54	$0.44
Diluted earnings per share	$0.28	$0.22	$0.53	$0.44

Stock options of 4,227 were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2017. There were no stock options not considered in computing diluted earnings per common share for the three and six months ended June 30, 2016.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.1 million of standby letters of credit outstanding as of June 30, 2017. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.7 million. Management does not consider the current amount of the liability as of June 30, 2017 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2017, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $482.1 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of June 30, 2017 and December 31, 2016.  All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of $10.0 million, of which none was outstanding at June 30, 2017 and December 31, 2016. Advances from this line are unsecured.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At June 30, 2017 and December 31, 2016, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2017 :
U.S. Government agency obligations	$29,507	$18	$(69)	$29,456
Municipal bonds	40,410	1,580	(247)	41,743
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	20,687	227	(197)	20,717
Total	$90,604	$1,825	$(513)	$91,916

December 31, 2016 :
U.S. Government agency obligations	$32,581	$12	$(105)	$32,488
Municipal bonds	38,410	1,161	(763)	38,808
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	14,645	114	(457)	14,302
Total	$85,636	$1,287	$(1,325)	$85,598

The amortized cost and fair value of securities as of June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$11,382	$11,409
Due after one year through five years	28,068	28,384
Due after five years through ten years	8,712	8,968
Due after ten years	21,755	22,438
	69,917	71,199
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	20,687	20,717
	$90,604	$91,916

There were no sales of securities for the three and six months ended June 30, 2017 and 2016.

Securities with a carrying value of $87.9 million and $71.8 million at June 30, 2017 and December 31, 2016, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2017 :	(In Thousands)
U.S. Government agency obligations	$20,063	$(69)	$-	$-	$20,063	$(69)
Municipal bonds	7,881	(247)	-	-	7,881	(247)
U.S. Government Sponsored Enterprise	12,550	(197)	-	-	12,550	(197)
(GSE) - Mortgage -backed securities -
residential
Total Temporarily Impaired Securities	$40,494	$(513)	$-	$-	$40,494	$(513)

December 31, 2016 :
U.S. Government agency obligations	$20,388	$(105)	$-	$-	$20,388	$(105)
Municipal bonds	8,595	(763)	-	-	8,595	(763)
U.S. Government Sponsored Enterprise	13,206	(457)	-	-	13,206	(457)
(GSE) - Mortgage -backed securities -
residential
Total Temporarily Impaired Securities	$42,189	$(1,325)	$-	$-	$42,189	$(1,325)

The Company had thirty-eight (38) securities in an unrealized loss position at June 30, 2017. The unrealized losses are due only to market rate fluctuations. As of June 30, 2017, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  The Bank had FHLB stock at a carrying value of $679 thousand and $1.3 million repurchased during the three and six months ended June 30, 2017 and $262 thousand and $2.1 million were repurchased during the three and six months ended June 30, 2016, respectively. Stock purchases of $741 thousand and $1.3 million were made during the three and six months ended June 30, 2017 and $352 thousand and $537 thousand were made during the three and six months ended June 30, 2016, respectively.  Dividend payments of $3 thousand and $6 thousand were received during the three and six months ended June 30, 2017 and $17 thousand and $42 thousand were received during the three and six months ended June 30, 2016, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2017.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017		December 31, 2016
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$328,145	39.58%	$321,730	40.27%
Commercial construction	38,597	4.66%	28,606	3.58%
Commercial	39,326	4.74%	39,045	4.89%
Residential real estate	422,056	50.91%	408,872	51.17%
Consumer	944	0.11%	718	0.09%
Total loans	829,068	100.00%	798,971	100.00%
Unearned origination fees	255		144
Allowance for loan losses	(6,761)		(6,517)
	$822,562		$792,598

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2017 and December 31, 2016, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2017	(In Thousands)
Commercial real estate	$322,564	$-	$5,581	$-	$328,145
Commercial construction	38,282	-	315	-	38,597
Commercial	39,326	-	-	-	39,326
Residential real estate	421,076	-	980	-	422,056
Consumer	944	-	-	-	944
Total	$822,192	$-	$6,876	$-	$829,068

December 31, 2016
Commercial real estate	$315,579	$20	$6,131	$-	$321,730
Commercial construction	28,291	-	315	-	28,606
Commercial	38,916	29	100	-	39,045
Residential real estate	407,787	-	1,085	-	408,872
Consumer	718	-	-	-	718
Total	$791,291	$49	$7,631	$-	$798,971

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2017 and December 31, 2016, respectively:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2017	(In Thousands)
With no related allowance recorded:
Commercial real estate	$5,581	$5,600		$6,655	$51	$7,156	$112
Commercial construction	315	315		315	2	315	5
Commercial	-	-		50	-	67	-
Residential real estate	980	1,179		1,204	(2)	1,308	3
Consumer	-	-		-	-	-	-
With an allowance recorded:
Commercial real estate	$1,992	$2,256	$28	$996	$10	$664	$10
Commercial construction	-	-	-	-	-	-	-
Commercial	247	247	41	248	3	258	5
Residential real estate	1,219	1,219	244	1,010	8	943	9
Consumer	-	-	-	-	-	-	-
Total:
Commercial real estate	$7,573	$7,856	$28	$7,651	$61	$7,820	$122
Commercial construction	315	315	-	315	2	315	5
Commercial	247	247	41	298	3	325	5
Residential real estate	2,199	2,398	244	2,214	6	2,251	12
Consumer	-	-	-	-	-	-	-
	$10,334	$10,816	$313	$10,478	$72	$10,711	$144
December 31, 2016
With no related allowance recorded:
Commercial real estate	$8,159	$8,463				$5,924	$255
Commercial construction	315	315				565	19
Commercial	100	160				50	2
Residential real estate	1,516	1,723				1,050	23
Consumer	-	-				-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-			$-	$-
Commercial construction	-	-	-			-	-
Commercial	279	279	64			263	12
Residential real estate	811	811	232			914	5
Consumer	-	-	-			-	-
Total:
Commercial real estate	$8,159	$8,463	$-			$5,924	$255
Commercial construction	315	315	-			565	19
Commercial	379	439	64			313	14
Residential real estate	2,327	2,534	232			1,964	28
Consumer	-	-	-			-	-
	$11,180	$11,751	$296			$8,766	$316

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2017	December 31, 2016

	(In Thousands)
Commercial real estate	$108	$180
Commercial construction	-	-
Commercial	-	100
Residential real estate	830	874
Consumer	-	-
Total	$938	$1,154

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2017 and December 31, 2016, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2017	(In Thousands)
Commercial real estate	$3,926	$275	$108	$4,309	$323,836	$328,145	$-
Commercial construction	-	-	-	-	38,597	38,597	-
Commercial	768	30	-	798	38,528	39,326	-
Residential real estate	1,097	-	830	1,927	420,129	422,056	-
Consumer	4	-	-	4	940	944	-
Total	$5,795	$305	$938	$7,038	$822,030	$829,068	$-

December 31, 2016
Commercial real estate	$123	$-	$180	$303	$321,427	$321,730	$-
Commercial construction	-	-	-	-	28,606	28,606	-
Commercial	196	-	100	296	38,749	39,045	-
Residential real estate	595	155	929	1,679	407,193	408,872	55
Consumer	-	-	-	-	718	718	-
Total	$914	$155	$1,209	$2,278	$796,693	$798,971	$55

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending June 30, 2017
Beginning Balance - March 31, 2017	$2,353	$670	$363	$2,968	$16	$249	$6,619
Charge-offs	-	-	(93)	-	-	-	(93)
Recoveries	-	-	-	-	-	-	-
Provisions	(199)	(197)	223	402	11	(5)	235
Ending Balance - June 30, 2017	$2,154	$473	$493	$3,370	$27	$244	$6,761

Six Months Ending June 30, 2017
Beginning Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517
Charge-offs	-	-	(122)	(62)	-	-	(184)
Recoveries	13	-	-	-	-	-	13
Provisions	(208)	(43)	192	495	12	(33)	415
Ending Balance - June 30, 2017	$2,154	$473	$493	$3,370	$27	$244	$6,761

Three Months Ending June 30, 2016
Beginning Balance - March 31, 2016	$2,157	$371	$396	$2,581	$30	$674	$6,209
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	21	56	22	206	-	(235)	70
Ending Balance - June 30, 2016	$2,178	$427	$418	$2,787	$30	$439	$6,279

Six Months Ending June 30, 2016
Beginning Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068
Charge-offs	(35)	-	-	(9)	-	-	(44)
Recoveries	-	-	-	-	-	-	-
Provisions	81	133	16	267	1	(243)	255
Ending Balance - June 30, 2016	$2,178	$427	$418	$2,787	$30	$439	$6,279

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2017 and December 31, 2016:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2017
Allowance for Loan Losses
Ending Balance	$2,154	$473	$493	$3,370	$27	$244	$6,761
Ending balance: individually evaluated for impairment	$28	$-	$41	$244	$-	$-	$313
Ending balance: collectively evaluated for impairment	$2,126	$473	$452	$3,126	$27	$244	$6,448

Loans receivables:
Ending balance	$328,145	$38,597	$39,326	$422,056	$944		$829,068
Ending balance: individually evaluated for impairment	$7,573	$315	$247	$2,199	$-		$10,334
Ending balance: collectively evaluated for impairment	$320,572	$38,282	$39,079	$419,857	$944		$818,734

December 31, 2016
Allowance for Loan Losses
Ending Balance	$2,349	$516	$423	$2,937	$15	$277	$6,517
Ending balance: individually evaluated for impairment	$-	$-	$64	$232	$-	$-	$296
Ending balance: collectively evaluated for impairment	$2,349	$516	$359	$2,705	$15	$277	$6,221

Loans receivables:
Ending balance	$321,730	$28,606	$39,045	$408,872	$718		$798,971
Ending balance: individually evaluated for impairment	$8,159	$315	$379	$2,327	$-		$11,180
Ending balance: collectively evaluated for impairment	$313,571	$28,291	$38,666	$406,545	$718		$787,791

Beginning with the allowance for loan losses calculation of April 30, 2017, management updated its qualitative factors.  Also, the historical loss factors for each pool, which includes, but is not limited to, an average of the Company’s historical net charge-off ratio for five prior years and year to date, has been reduced to four prior years and year to date as of the April 30, 2017 calculation. The updates were based on management’s best judgement using relevant information available at the time of the evaluation and are supported through documentation in a narrative accompanying the allowance for loan loss calculation.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

June 30, 2017	(In Thousands)
Commercial real estate	$3,042	$-	$3,042
Commercial construction	260	-	260
Commercial	247	-	247
Residential real estate	1,219	-	1,219
Consumer	-	-	-
	$4,768	$-	$4,768

December 31, 2016
Commercial real estate	$3,078	$-	$3,078
Commercial construction	260	-	260
Commercial	250	-	250
Residential real estate	1,243	-	1,243
Consumer	-	-	-
	$4,831	$-	$4,831

As of June 30, 2017, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and six months ended June 30, 2017 and 2016.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and six months ended June 30, 2017 and 2016.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2017 and December 31, 2016, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$29,456	$-	$29,456
Municipal bonds	-	41,743	-	41,743
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	20,717	-	20,717
June 30, 2017 Securities available for sale	$-	$91,916	$-	$91,916

U.S. Government agency obligations	$-	$32,488	$-	$32,488
Municipal bonds	-	38,808	-	38,808
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	14,302	-	14,302
December 31, 2016 Securities available for sale	$-	$85,598	$-	$85,598

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
June 30, 2017 Impaired loans (1)	$-	$-	$786	$786
June 30, 2017 Other real estate owned (1)	$-	$-	$480	$480
December 31, 2016 Impaired loans (1)	$-	$-	$794	$794
December 31, 2016 Other real estate owned (1)	$-	$-	$480	$480

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

At June 30, 2017, of the impaired loans having an aggregate balance of $10.3 million, $6.9 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $3.4 million in impaired loans, an aggregate valuation allowance of $313 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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
June 30, 2017:
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016:

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2017 and December 31, 2016:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
June 30, 2017:
Financial assets:
Cash and cash equivalents	$38,405	$38,405	$38,405	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	91,916	91,916	-	91,916	-
Loans receivable, net of allowance	822,562	828,176	-	-	828,176
Restricted investments in bank stock	583	583	-	583	-
Accrued interest receivable	1,792	1,792	-	1,792	-
Financial liabilities:
Deposits	881,221	881,120	-	881,120	-
Securities sold under agreements to
repurchase and federal funds purchased	9,448	9,444	-	9,444	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	730	730	-	730	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2016:
Financial assets:
Cash and cash equivalents	$24,218	$24,218	$24,218	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	85,598	85,598	-	85,598	-
Loans receivable, net of allowance	792,598	790,326	-	-	790,326
Restricted investments in bank stock	624	624	-	624	-
Accrued interest receivable	1,749	1,749	-	1,749	-
Financial liabilities:
Deposits	833,384	833,627	-	833,627	-
Securities sold under agreements to
repurchase and federal funds purchased	11,889	11,886	-	11,886	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	813	813	-	813	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2017 and December 31, 2016:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
June 30, 2017
Repurchase Agreements:
Corporate Institutions	$9,448	$-	$9,448	$(9,448)	$-	$-

December 31, 2016
Repurchase Agreements:
Corporate Institutions	$11,889	$-	$11,889	$(11,889)	$-	$-

As of June 30, 2017 and December 31, 2016, the fair value of securities pledged was $14.3 million and $14.5 million, respectively.

Note 14  –  Deposits

The components of deposits at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
	(In Thousands)

Demand, non-interest bearing	$124,945	$117,208
Demand, NOW and money market, interest bearing	119,722	97,687
Savings	501,352	488,701
Time, $100 and over	95,884	89,020
Time, other	39,318	40,768
Total deposits	$881,221	$833,384

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 15  – New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year.  The new guidance will be effective for public companies for periods beginning after December 15, 2017 with private companies provided a one-year deferral until periods beginning after December 15, 2018. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the financial statements, if any. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, the Company does not expect it to have a material impact on the consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, the Company does believe the new standard will result in new disclosure requirements. The Company currently is in the process of reviewing contracts to assess the impact of the new guidance on its service offerings that are in the scope of the guidance, included in non-interest income such as service charges and payment processing. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on its financial position and consolidated results of operations.

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased $50.7 million from $924.2 million at December 31, 2016 to $974.9 million at June 30, 2017. The Company's deposits grew $47.8 million from $833.4 million at December 31, 2016 to $881.2 million at June 30, 2017. The significant growth in deposits resulted primarily from recent mergers in the Company’s market area, customers migrating to local community banks, and through a concentrated effort to expand customer relationships. During the same period, loans receivable, net of allowance for loan losses, increased $30.0 million to $822.6 million at June 30, 2017 from $792.6 million at December 31, 2016. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and continues to become more widely known.  The past and current economic conditions have created slower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

Net income for the three months ended June 30, 2017 was $2.1 million compared to net income for the three months ended June 30, 2016 of $1.7 million, an increase of $419 thousand, or 25.2%.  Net income for the six months ended June 30, 2017 was $4.0 million compared to net income for the six months ended June 30, 2016 of $3.3 million, an increase of $713 thousand, or 21.8%. Diluted earnings per share increased to $0.53 for the six months ended June 30, 2017, as compared to $0.44 for the six months ended June 30, 2016.  The difference in net income for the six months ended June 30, 2017 and June 30, 2016 resulted, in part, from an increase in interest income due to the Company’s growing loan portfolio and an increase in non-interest income due to the expansion of the Company’s customer base, offset by interest expense from the growth in deposits, an increase in provision for loan losses and a 3.8% increase in full time equivalent employees from seventy-nine (79) at June 30, 2016 to eighty-two (82) at June 30, 2017, due to strategic additions of team members to various rolls within the Company.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2017 and 2016 totaled $8.4 million and $7.4 million, respectively.  Average earning assets were $938.1 million for the three months ended June 30, 2017 as compared to $824.7 million for the three months ended June 30, 2016. The tax equivalent yield on average earning assets was 3.68% for the second quarter of 2017 compared to 3.72% for the second quarter of 2016.

Total interest expense for the three months ended June 30, 2017 increased $94 thousand to $1.1 million as compared to $966 thousand for the three months ended June 30, 2016. Average interest bearing liabilities were $762.6 million for the three months ended June 30, 2017 compared to $682.1 million for the three months ended June 30, 2016.  The yield on average interest bearing liabilities was 0.56% and 0.57% for the second quarter of 2017 and 2016, respectively.

Net interest income for the three months ended June 30, 2017 was $7.3 million compared to $6.5 million for the three months ended June 30, 2016. The improvement in net interest income for the three months ended June 30, 2017 is a result of the growth in the loan portfolio and growth in the investment portfolio, offset by growth in savings, growth in certificates of deposit, and growth in interest bearing deposits. The Company’s net interest margin for the three months ended June 30, 2017 decreased two (2) basis points to 3.23% as compared to 3.25% for the three months ended June 30, 2016. The decrease in the net interest margin is due primarily to the decrease in loan and investment rates and increase in certificate of deposit rates associated with the current market conditions, offset by an increase in fed funds sold and interest bearing deposit with banks interest rates and coupled with the significant growth in the loan, investments, interest bearing deposits, savings and certificate of deposit balances.

Total interest income for the six months ended June 30, 2017 and 2016 totaled $16.4 million and $14.8 million, respectively.  Average earning assets were $922.4 million for the six months ended June 30, 2017 compared to $808.4 million for the six months ended June 30, 2016. The tax equivalent yield on average earning assets was 3.69% for the six months ended June 30, 2017 compared to 3.76% for the six months ending June 30, 2016.

Total interest expense for the six months ended June 30, 2017 increased $232 thousand to $2.1 million as compared to $1.9 million for the six months ended June 30, 2016. Average interest bearing liabilities were $752.4 million for the six months ended June 30, 2017 compared to $669.7 million for the six months ended June 30, 2016.  The yield on average interest bearing liabilities was 0.56% for the six months ending June 30, 2017 and 2016.

Net interest income for the six months ended June 30, 2017 was $14.4 million as compared to $12.9 million for the six months ended June 30, 2016. The improvement in net interest income for the six months ended June 30, 2017 is a result of the growth in the loan portfolio, growth in the investment portfolio and decrease in securities sold under agreements to repurchase balances and FHLB borrowings, offset by growth in savings, certificates of deposit and interest bearing deposits. The Company’s net interest margin for the six months ended June 30, 2017 decreased seven (7) basis points to 3.23% as compared to 3.30% for the six months ended June 30, 2016. The decrease in the net interest margin is due primarily to the decrease in loan and investment rates and increase in certificate of deposit rates associated with the current market conditions, offset by the decrease in securities sold under agreements to repurchase balances and FHLB borrowings and coupled with the significant growth in the loan, investments, interest bearing deposits, savings and certificate of deposit balances. During this difficult interest rate environment, the Company continued to grow and attract deposits and loans at competitive rates.

The table below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2017 and 2016, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2017			2016
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 809,016	$ 7,694	3.81%	$ 708,332	$ 6,818	3.87%
Loans - non-taxable	9,107	69	4.60%	9,695	74	4.65%
Investment securities - taxable	54,284	216	1.60%	54,881	221	1.62%
Investment securities - non-taxable	39,774	345	5.27%	30,892	283	5.58%
Federal funds sold	868	2	1.02%	829	1	0.47%
Interest bearing deposits with banks	25,063	65	1.04%	20,058	40	0.80%
TOTAL INTEREST EARNING ASSETS	938,112	8,391	3.68%	824,687	7,437	3.72%
Less allowance for loan losses	(6,641)			(6,226)
Other assets	35,562			36,797
TOTAL ASSETS	$ 967,033			$ 855,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 113,898	$ 27	0.10%	$ 72,407	$ 15	0.08%
Savings	502,901	612	0.49%	472,035	575	0.49%
Certificates of deposit	133,106	412	1.24%	123,085	372	1.22%
Securities sold under agreements to repurchase, and short & long-term borrowings	12,717	9	0.28%	14,525	4	0.11%
TOTAL INTEREST BEARING LIABILITIES	762,622	1,060	0.56%	682,052	966	0.57%

Non-interest bearing demand deposits	120,664			93,626
Other liabilities	6,495			6,092
Stockholders' equity	77,252			73,488
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 967,033			$ 855,258

Net interest income		$ 7,331			$ 6,471
Net interest spread			3.12%			3.15%
Net interest margin			3.23%			3.25%

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2017			2016

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 802,064	$ 15,156	3.81%	$ 699,466	$ 13,552	3.90%
Loans - non-taxable	9,135	138	4.61%	9,721	148	4.64%
Investment securities - taxable	52,052	393	1.52%	50,346	400	1.60%
Investment securities - non-taxable	38,299	660	5.26%	30,969	569	5.60%
Federal funds sold	848	4	0.90%	774	2	0.47%
Interest bearing deposits with banks	19,964	97	0.98%	17,169	80	0.94%
TOTAL INTEREST EARNING ASSETS	922,362	16,448	3.69%	808,445	14,751	3.76%
Less allowance for loan losses	(6,588)			(6,179)
Other assets	35,023			35,659
TOTAL ASSETS	$ 950,797			$ 837,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 105,605	$ 47	0.09%	$ 72,434	$ 31	0.09%
Savings	502,193	1,218	0.49%	447,574	1,090	0.49%
Certificates of deposit	131,739	814	1.25%	116,985	698	1.20%
Securities sold under agreements to repurchase, and short & long-term borrowings	12,873	15	0.23%	32,732	43	0.26%
TOTAL INTEREST BEARING LIABILITIES	752,410	2,094	0.56%	669,725	1,862	0.56%

Non-interest bearing demand deposits	116,090			90,325
Other liabilities	6,221			5,883
Stockholders' equity	76,076			71,992
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 950,797			$ 837,925

Net interest income		$ 14,354			$ 12,889
Net interest spread			3.13%			3.20%
Net interest margin			3.23%			3.30%

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

For the three months ended June 30, 2017, the provision for loan losses was $235 thousand, as compared to $70 thousand for the same period ended June 30, 2016.  In the three months ended June 30, 2017, there were charge-offs in the amount of $93 thousand and no recoveries, as compared to no charge-offs or recoveries for the three months ended June 30, 2016. For the six months ended June 30, 2017, there were charge-offs in the amount of $184 thousand and recoveries of $13 thousand, as compared to $44 thousand in charge offs and no recoveries for the six months ended June 30, 2016. The allowance for loan losses is $6.8 million as of June 30, 2017, which is 0.82% of outstanding loans, compared to $6.3 million or 0.86% of outstanding loans as of June 30, 2016. At December 31, 2016, the allowance for loan losses was $6.5 million, which represented 0.82% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In Thousands)
Loans receivable at end of period	$829,068	$731,481	$829,068	$731,481
Allowance for loan losses:
Balance, beginning	$6,619	$6,209	$6,517	$6,068
Provision for loan losses	235	70	415	255
Loans charged off:
Commercial real estate	-	-	-	(35)
Commercial construction	-	-	-	-
Commercial	(93)	-	(122)	-
Residential real estate	-	-	(62)	(9)
Consumer	-	-	-	-
Total loans charged off	(93)	-	(184)	(44)
Recoveries of loans previously charged off:
Commercial real estate	-	-	13	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total recoveries	-	-	13	-
Net charge offs	(93)	-	(171)	(44)
Balance at end of period	$6,761	$6,279	$6,761	$6,279
Allowance for loan losses to loans receivable at end of period	0.82%	0.86%	0.82%	0.86%

Non-interest Income

Total non-interest income was $781 thousand for the three months ended June 30, 2017 compared to $609 thousand for the same period in 2016. The increase is due primarily to an increase of $37 thousand in credit card processing fees due to growth in the Bank’s credit card and merchant processing customer base, an increase in other service fees of $49 thousand due to growth in the deposit customer base and no impairment losses on other real estate owned, compared to $80 thousand in impairment losses on other real estate owned in the quarter ending June 30, 2016.

Total non-interest income was $1.6 million for the six months ended June 30, 2017 compared to $1.2 million for the same period in 2016. The increase is due primarily to an increase of $58 thousand in income associated with bank owned life insurance, an increase of $83 thousand in credit card processing fees due to growth in the Bank’s credit card and merchant processing customer base, an increase in other service fees of $93 thousand due to growth in the deposit customer base and no impairment losses on other real estate owned, compared to $80 thousand in impairment losses on other real estate owned in the six months ending June 30, 2016.

Non-interest Expense

Non-interest expenses increased $264 thousand from $4.7 million for the three months ended June 30, 2016 to $4.9 million for the same period ended June 30, 2017. The increase in non-interest expenses is primarily due to an increase of $166 thousand, or 8.5%, over the three months ended June 30, 2016, in salaries and employee benefits. The Company had eighty-two (82) compared to seventy-nine (79) full-time equivalent employees at June 30, 2017 and June 30, 2016, respectively. This increase in the number of employees, together with annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs. Additional increases in non-interest expenses are attributable to: an increase of $103 thousand in data processing mainly due to the Company’s expanding customer base; an increase of $30 thousand in credit card processing due to increased transaction volume; an increase of $28 thousand in FDIC insurance expense due to growth in deposits; and an increase in loan & real estate expenses of $24 thousand; offset by a decrease of $33 thousand in occupancy and equipment expense and a decrease of $66 thousand in other expenses.

Non-interest expenses increased $601 thousand from $9.3 million for the six months ended June 30, 2016 to $9.9 million for the same period ended June 30, 2017. The increase in non-interest expenses is primarily due to an increase of $431 thousand, or 11.0%, over the six months ended June 30, 2016, in salaries and employee benefits. The Company had eighty-two (82) compared to seventy-nine (79) full-time equivalent employees at June 30, 2017 and June 30, 2016, respectively. This increase in the number of employees, together with annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs. Additional increases in non-

interest expenses are attributable to: an increase of $151 thousand in data processing mainly due to the Company’s growth; an increase of $62 thousand in credit card processing due to increased transaction volume; an increase of $45 thousand in FDIC insurance expense due to growth in deposits; and an increase of $40 thousand in charitable contributions due to EITC contributions; offset by a decrease of $58 thousand in occupancy and equipment expense, a decrease of $37 thousand in other real estate owned expenses and a decrease of $47 thousand in other expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The allocated provision for income taxes for the three months ended June 30, 2017 totaled $854 thousand, or 29.1% of income before taxes. The provision for income taxes for the three months ended June 30, 2016 totaled $670 thousand, or 28.7% of income before taxes. The allocated provision for income taxes for the six months ended June 30, 2017 totaled $1.6 million, or 28.9% of income before taxes. The provision for income taxes for the six months ended June 30, 2016 totaled $1.3 million, or 28.7% of income before taxes. The slight increase in the tax rate is primarily the result of the change in the mix of taxable and tax free loans and investments.

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

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2017. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2017 were $91.9 million compared to $85.6 million at December 31, 2016. The increase in the investment portfolio is the result of the purchase of three (3) mortgage-backed securities totaling $7.3 million, the purchase of six (6) municipal obligations totaling $3.5 million, and an increase in unrealized gains, offset by pay downs on mortgage-backed securities, maturities and calls. The carrying value of the securities portfolio as of June 30, 2017 includes a net unrealized gain of $1.3 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $38 thousand at December 31, 2016. The current unrealized gain position of the securities portfolio is due to changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2017 increased $30.0 million to $822.6 million from $792.6 million at December 31, 2016. The loan-to-deposit ratio decreased from 96% at December 31, 2016 to 94% at June 30, 2017. The Bank’s loan portfolio at June 30, 2017 was comprised of residential real estate and consumer loans of $423.0 million, an increase of $13.4 million from December 31, 2016, and commercial loans of $406.1 million, an increase of $16.7 million from December 31, 2016.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $245 thousand to $6.8 million at June 30, 2017 compared to $6.5 million at December 31, 2016. At June 30, 2017 and December 31, 2016, the allowance for loan losses represented 0.82% respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2017,  December 31, 2016, and June 30, 2016 aggregate balances on non-performing loans equaled $5.7 million, $6.0 million and $5.8 million, respectively, representing 0.69%,  0.76% and 0.79% of total loans at June 30, 2017,  December 31, 2016 and June 30, 2016, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the six months ended June 30, 2017.  The Company had two (2) foreclosed assets in the amount of $480 thousand as of June 30, 2017, of which none is residential real estate. At June 30, 2017 and December 31, 2016 the Company had $652 thousand and $482 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2017	2016	2016

	(In Thousands)
Non-accrual - commercial	$108	$280	$236
Non-accrual - consumer	830	874	865
Restructured loans, accruing interest and less than 90 days past due	4,768	4,831	4,672
Loans past due 90 or more days, accruing interest	-	55	-
Total nonperforming loans	5,706	6,040	5,773
Foreclosed assets	480	480	621
Total nonperforming assets	$6,186	$6,520	$6,394
Nonperforming loans to total loans at period-end	0.69%	0.76%	0.79%
Nonperforming assets to total assets	0.63%	0.71%	0.74%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $86 thousand from December 31, 2016 to June 30, 2017. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at June 30, 2017 increased $47.8 million to $881.2 million from $833.4 million at December 31, 2016. Demand, NOW and money market deposits increased $29.8 million, time deposits increased $5.4 million, and savings deposits increased $12.7 million. The Company continues to see deposit growth driven by a variety of factors including but not limited to, population growth, local bank mergers and consolidations, the accessibility of location and the sales efforts of the Company personnel.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $38.4 million at June 30, 2017, compared to $24.2 million at December 31, 2016. The $14.2 million increase in cash and cash equivalents was primarily due to growth in deposits, offset by growth in the loan and investment portfolio.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At June 30, 2017, the Company had $91.9 million of available for sale securities. Securities with carrying values of approximately $87.9 million and $71.8 million at June 30, 2017 and December 31, 2016, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At June 30, 2017, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $482.1 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of June 30, 2017 and December 31, 2016. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2017 and December 31, 2016. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $101.9 million at June 30, 2017. At June 30, 2017 the Company also had letters of credit outstanding of $4.1 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $77.2 million as of June 30, 2017, representing a net increase of $3.9 million from December 31, 2016.  The increase in capital was primarily the result of the net income of $4.0 million, an increase of $890 thousand in unrealized gains on available for sale securities, offset by dividends declared of $1.0 million.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2017, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2017	December 31, 2016

	(Dollars In Thousands)
Tier I, common stockholders' equity	$76,238	$73,061
Tier II, allowable portion of allowance for loan losses	6,761	6,517
Total capital	$82,999	$79,578

Common equity tier 1 capital ratio	11.2%	11.2%
Tier I risk based capital ratio	11.2%	11.2%
Total risk based capital ratio	12.2%	12.2%
Tier I leverage ratio	7.9%	8.0%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2017	December 31, 2016

	(Dollars In Thousands)
Tier I, common stockholders' equity	$76,293	$73,302
Tier II, allowable portion of allowance for loan losses	6,761	6,517
Total capital	$83,054	$79,819

Common equity tier 1 capital ratio	11.2%	11.2%
Tier I risk based capital ratio	11.2%	11.2%
Total risk based capital ratio	12.2%	12.2%
Tier I leverage ratio	7.9%	8.1%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2017, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 11, 2017	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 11, 2017	By:	/s/ Judith A. Hunsicker
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