Form 10-Q
period 2017-09-30
Embassy Bancorp, Inc.
filed 2017-11-13
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 3, 2017	($1.00 Par Value)	7,458,999
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2017	2016
	(In Thousands, Except Share Data)
Cash and due from banks	$20,373	$14,574
Interest bearing demand deposits with banks	18,447	8,644
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	39,820	24,218
Securities available for sale	96,396	85,598
Restricted investment in bank stock	583	624
Loans receivable, net of allowance for loan losses of $6,850 in 2017; $6,517 in 2016	831,179	792,598
Premises and equipment, net of accumulated depreciation	1,937	2,109
Bank owned life insurance	13,030	12,728
Accrued interest receivable	1,833	1,749
Other real estate owned	427	480
Other assets	4,067	4,129
Total Assets	$989,272	$924,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$134,808	$117,208
Interest bearing	758,403	716,176
Total Deposits	893,211	833,384
Securities sold under agreements to repurchase	10,195	11,889
Accrued interest payable	781	813
Other liabilities	5,561	4,869
Total Liabilities	909,748	850,955
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2017 issued 7,459,449 shares; outstanding 7,443,902 shares;
2016 issued 7,452,462 shares; outstanding 7,443,472 shares;	7,475	7,453
Surplus	24,977	24,603
Retained earnings	46,520	41,344
Accumulated other comprehensive income (loss)	747	(24)
Treasury stock, at cost: 15,547 and 8,990 shares at September 30, 2017 and
December 31, 2016, respectively	(195)	(98)
Total Stockholders' Equity	79,524	73,278
Total Liabilities and Stockholders' Equity	$989,272	$924,233

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$8,075	$7,137	$23,369	$20,837
Securities, taxable	246	205	639	605
Securities, non-taxable	323	295	983	864
Federal funds sold, and other	117	26	218	108
Total Interest Income	8,761	7,663	25,209	22,414
INTEREST EXPENSE
Deposits	1,094	1,004	3,173	2,823
Securities sold under agreements to repurchase	3	3	9	10
Short-term borrowings	-	-	9	31
Long-term borrowings	-	-	-	5
Total Interest Expense	1,097	1,007	3,191	2,869
Net Interest Income	7,664	6,656	22,018	19,545
PROVISION FOR LOAN LOSSES	320	165	735	420
Net Interest Income after Provision for Loan Losses	7,344	6,491	21,283	19,125
OTHER NON-INTEREST INCOME
Credit card processing fees	444	442	1,370	1,285
Other service fees	219	199	647	534
Bank owned life insurance	115	114	302	243
Gain on sale of securities, net	19	350	19	350
Gain on sale of other real estate owned	5	(12)	16	3
Impairment on other real estate owned	-	-	-	(80)
Total Other Non-Interest Income	802	1,093	2,354	2,335
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,177	2,000	6,529	5,921
Occupancy and equipment	665	671	1,963	2,027
Data processing	493	411	1,424	1,191
Credit card processing	406	415	1,266	1,213
Advertising and promotion	381	368	1,047	1,063
Professional fees	149	179	453	456
FDIC insurance	124	112	377	320
Insurance	14	16	45	44
Loan & real estate	62	70	185	180
Charitable contributions	169	155	595	541
Other real estate owned expenses	23	26	43	83
Other	330	338	956	1,011
Total Other Non-Interest Expenses	4,993	4,761	14,883	14,050

Income before Income Taxes	3,153	2,823	8,754	7,410
INCOME TAX EXPENSE	920	816	2,536	2,131
Net Income	$2,233	$2,007	$6,218	$5,279

BASIC EARNINGS PER SHARE	$0.30	$0.27	$0.84	$0.71

DILUTED EARNINGS PER SHARE	$0.30	$0.27	$0.83	$0.71

DIVIDENDS PER SHARE	$0.14	$0.13	$0.14	$0.13

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2017		2016

	(In Thousands)
Net Income		$2,233		$2,007
Change in Accumulated Other Comprehensive Income:
Unrealized holding loss on securities available for sale	(162)		(212)
Less: reclassification adjustment for realized gains	(19)		(350)
	(181)		(562)
Income tax effect	62		191
Net unrealized loss	(119)		(371)
Other comprehensive loss, net of tax		(119)		(371)
Comprehensive Income		$2,114		$1,636

	Nine Months Ended September 30,
	2017		2016

	(In Thousands)

Net Income		$6,218		$5,279
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	1,188		845
Less: reclassification adjustment for realized gains	(19)		(350)
	1,169		495
Income tax effect	(398)		(168)
Net unrealized gain	771		327
Other comprehensive gain, net of tax		771		327
Comprehensive Income		$6,989		$5,606

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2017 and 2016

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$-	$68,101
Net income	-	-	5,279	-	-	5,279
Other comprehensive income, net of tax	-	-	-	327	-	327
Dividend declared, $.13 per share	-	-	(962)	-	-	(962)
Compensation expense recognized on stock options	-	21	-	-	-	21
Common stock grants to directors, 5,934 shares	5	57	-	-	-	62
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $211	-	34	-	-	-	34
Purchase treasury stock, 8,990 shares at $10.85 per share					(98)	(98)
Shares issued under Dividend Reinvestment and Stock Purchase Plan, 19,776 shares	20	191	-	-	-	211
BALANCE - SEPTEMBER 30, 2016	$7,433	$24,602	$39,475	$1,563	$(98)	$72,975

BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278
Net income	-	-	6,218	-	-	6,218
Other comprehensive income, net of tax	-	-	-	771	-	771
Dividend declared, $.14 per share	-	-	(1,042)	-	-	(1,042)
Compensation expense recognized on stock options	-	5	-	-	-	5
Common stock grants to directors, 5,156 shares	5	63	-	-	-	68
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $379	-	72	-		-	72
Shares issued under employee stock purchase plan, 2,820 shares	3	38				41
Purchase treasury stock, 6,557 shares at $14.80 per share	-	-	-	-	(97)	(97)
Shares issued under Dividend Reinvestment and Stock Purchase Plan, 14,091 shares	14	196				210
BALANCE - SEPTEMBER 30, 2017	$7,475	$24,977	$46,520	$747	$(195)	$79,524

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,218	$5,279
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	735	420
Amortization of deferred loan costs	55	93
Depreciation and amortization	494	557
Net amortization of investment security premiums and discounts	203	208
Stock compensation expense	77	55
Net realized gain on sale of other real estate owned	(16)	(3)
Impairment on other real estate owned	-	80
Income on bank owned life insurance	(302)	(243)
Net realized gain on sale of securities available for sale	(19)	(350)
(Increase) decrease in accrued interest receivable	(84)	33
(Increase) decrease in other assets	(336)	197
(Decrease) increase in accrued interest payable	(32)	256
Increase in other liabilities	776	535
Net Cash Provided by Operating Activities	7,769	7,117
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(36,348)	(28,506)
Maturities, calls and principal repayments of securities available for sale	11,615	8,608
Proceeds from sales of securities available for sale	14,920	7,751
Net increase in loans	(39,371)	(65,929)
Net redemption of restricted investment in bank stock	41	1,640
Proceeds from sale of other real estate owned	53	141
Purchases of premises and equipment	(322)	(480)
Net Cash Used in Investing Activities	(49,412)	(76,775)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	59,827	141,493
Net decrease in securities sold under agreements to repurchase	(1,694)	(18,691)
Proceeds from Employee Stock Purchase Plan	41	-
Decrease in short-term borrowed funds	-	(39,306)
Payments of long-term borrowed funds	-	(3,820)
Acquisition of treasury stock	(97)	(98)
Proceeds from Dividend Reinvestment Plan	210	211
Dividends paid	(1,042)	(962)
Net Cash Provided by Financing Activities	57,245	78,827
Net Increase in Cash and Cash Equivalents	15,602	9,169
CASH AND CASH EQUIVALENTS - BEGINNING	24,218	19,526
CASH AND CASH EQUIVALENTS - ENDING	$39,820	$28,695

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,223	$2,601
Income taxes paid	$2,530	$1,984
Other real estate sold through bank financing	$-	$523
Deferral of gain from sale of other real estate sold through bank financing	$16	$3
Other real estate acquired in settlement of loans	$-	$41

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2017 through the date these consolidated financial statements were issued.

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

Note 4 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At September 30, 2017,  there were 293,622 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended September 30, 2017, there have been 90,135  awards granted. No awards were granted during the three months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017 and 2016 there were 5,156 and 5,934 awards granted, respectively. During the three months ended September 30, 2017 and 2016 the Company recognized $24 thousand and $12 thousand, respectively, in compensation expense for the restricted stock awards. During the nine months ended September 30, 2017 and 2016 the Company recognized $72 thousand and $34 thousand, respectively, in compensation expense for the restricted stock awards.

In December 2016, January 2014, February 2013 and 2012, the Company granted stock options to purchase 4,227,  29,663,  29,742 and 52,611 shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  No stock options were granted in 2017 or 2015. Stock compensation expense related to these options was $2 thousand and $6 thousand for the three months ended September 30, 2017 and 2016, respectively.  Stock compensation expense related to these options was $5 thousand and $21 thousand for the nine months ended September 30, 2017 and 2016, respectively.  At September 30, 2017,  approximately $10 thousand unrecognized cost related to these stock options granted in 2016 will be recognized over the next 2.22 years, respectively.   The fair value of the options granted in 2016, 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 1.03% in 2016 and 0.00% in 2014, 2013 and 2012, respectively, risk free interest rate of 2.35%,  2.30%,  1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 25.58%,  28.93%,  28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2016, 2014, 2013 and 2012 was $3.28,  $2.46,  $2.14 and $2.56 per share, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 2,820 shares have been issued as of September 30, 2017.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended September 30,
	2017			2016

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding loss on securities available for sale	$(162)	$56	$(106)	$(212)	$72	$(140)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(19)	6	(13)	(350)	119	(231)
Total change in other comprehensive income	$(181)	$62	$(119)	$(562)	$191	$(371)

	Nine Months Ended September 30,
	2017			2016

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$1,188	$(404)	$784	$845	$(287)	$558
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(19)	6	(13)	(350)	119	(231)
Total change in other comprehensive income	$1,169	$(398)	$771	$495	$(168)	$327

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the realized gains on securities available for sale, net of tax, for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended
	September 30,
	2017	2016

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(19)	$(350)
Income taxes	6	119
Net of tax	$(13)	$(231)

	Nine Months Ended
	September 30,
	2017	2016

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(19)	$(350)
Income taxes	6	119
Net of tax	$(13)	$(231)

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive income (loss), net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2017 and 2016	(In Thousands)
Balance June 30, 2017	$866
Other comprehensive loss before reclassifications	(106)
Amounts reclassified from accumulated other comprehensive income	(13)
Net other comprehensive loss during the period	(119)
Balance September 30, 2017	$747

Balance June 30, 2016	$1,934
Other comprehensive loss before reclassifications	(140)
Amounts reclassified from accumulated other comprehensive income	(231)
Net other comprehensive loss during the period	(371)
Balance September 30, 2016	$1,563

Nine Months Ended September 30, 2017 and 2016
Balance January 1, 2017	$(24)
Other comprehensive income before reclassifications	784
Amounts reclassified from accumulated other comprehensive income	(13)
Net other comprehensive income during the period	771
Balance September 30, 2017	$747

Balance January 1, 2016	$1,236
Other comprehensive income before reclassifications	558
Amounts reclassified from accumulated other comprehensive income	(231)
Net other comprehensive income during the period	327
Balance September 30, 2016	$1,563

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,233	$2,007	$6,218	$5,279

Weighted average shares outstanding	7,444,231	7,413,697	7,445,997	7,412,861
Dilutive effect of potential common shares, stock options	57,076	35,645	57,038	34,948
Diluted weighted average common shares outstanding	7,501,307	7,449,342	7,503,035	7,447,809

Basic earnings per share	$0.30	$0.27	$0.84	$0.71
Diluted earnings per share	$0.30	$0.27	$0.83	$0.71

Stock options of 4,227 were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2017. There were no stock options not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2016.

Note 7 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.9 million of standby letters of credit outstanding as of September 30, 2017. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.6 million. Management does not consider the current amount of the liability as of September 30, 2017 for guarantees under standby letters of credit issued to be material.

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2017, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $487.5 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of September 30, 2017 and December 31, 2016.  All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of $10.0 million, of which none was outstanding at September 30, 2017 and December 31, 2016. Advances from this line are unsecured.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Securities Available For Sale

At September 30, 2017 and December 31, 2016, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2017 :
U.S. Government agency obligations	$14,053	$4	$(29)	$14,028
Municipal bonds	37,357	1,359	(247)	38,469
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	43,855	226	(182)	43,899
Total	$95,265	$1,589	$(458)	$96,396

December 31, 2016 :
U.S. Government agency obligations	$32,581	$12	$(105)	$32,488
Municipal bonds	38,410	1,161	(763)	38,808
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	14,645	114	(457)	14,302
Total	$85,636	$1,287	$(1,325)	$85,598

The amortized cost and fair value of securities as of September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$9,249	$9,268
Due after one year through five years	12,073	12,297
Due after five years through ten years	7,409	7,629
Due after ten years	22,679	23,303
	51,410	52,497
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	43,855	43,899
	$95,265	$96,396

Gross gains of $19 thousand and $350 thousand were realized on the sales of securities for the three and nine months ended September 30, 2017 and 2016, respectively. There were no gross losses on the sales of securities during the three and nine months ended September 30, 2017 and 2016.

Securities with a carrying value of $85.9 million and $71.8 million at September 30, 2017 and December 31, 2016, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2017 :	(In Thousands)
U.S. Government agency obligations	$7,024	$(9)	$2,997	$(20)	$10,021	$(29)
Municipal bonds	2,588	(21)	6,401	(226)	8,989	(247)
U.S. Government Sponsored Enterprise	25,685	(182)	-	-	25,685	(182)
(GSE) - Mortgage -backed securities -
residential
Total Temporarily Impaired Securities	$35,297	$(212)	$9,398	$(246)	$44,695	$(458)

December 31, 2016 :
U.S. Government agency obligations	$20,388	$(105)	$-	$-	$20,388	$(105)
Municipal bonds	8,595	(763)	-	-	8,595	(763)
U.S. Government Sponsored Enterprise	13,206	(457)	-	-	13,206	(457)
(GSE) - Mortgage -backed securities -
residential
Total Temporarily Impaired Securities	$42,189	$(1,325)	$-	$-	$42,189	$(1,325)

The Company had thirty-three (33) securities in an unrealized loss position at September 30, 2017. The unrealized losses are due only to market rate fluctuations. As of September 30, 2017, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are material.

Note 10 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula.  There were no stock repurchases during the three months ended September 30, 2017 and $1.3 million stock repurchased during the nine months ended September 30, 2017. The Bank had $87 thousand and $2.2 million stock repurchased during the three and nine months ended September 30, 2016, respectively. There were no stock purchases for the three months ending September 30, 2017 and 2016. Stock purchases of $1.3 million and $537 thousand were made during the nine months ended September 30, 2017 and 2016, respectively. Dividend payments of $5 thousand and $11 thousand were received during the three and nine months ended September 30, 2017 and $4 thousand and $45 thousand were received during the three and nine months ended September 30, 2016, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2017.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017		December 31, 2016
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$333,331	39.79%	$321,730	40.27%
Commercial construction	34,536	4.12%	28,606	3.58%
Commercial	39,862	4.76%	39,045	4.89%
Residential real estate	428,951	51.21%	408,872	51.17%
Consumer	978	0.12%	718	0.09%
Total loans	837,658	100.00%	798,971	100.00%
Unearned origination fees	371		144
Allowance for loan losses	(6,850)		(6,517)
	$831,179		$792,598

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2017 and December 31, 2016, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2017	(In Thousands)
Commercial real estate	$327,832	$-	$5,499	$-	$333,331
Commercial construction	34,221	-	315	-	34,536
Commercial	39,862	-	-	-	39,862
Residential real estate	428,113	-	838	-	428,951
Consumer	978	-	-	-	978
Total	$831,006	$-	$6,652	$-	$837,658

December 31, 2016
Commercial real estate	$315,579	$20	$6,131	$-	$321,730
Commercial construction	28,291	-	315	-	28,606
Commercial	38,916	29	100	-	39,045
Residential real estate	407,787	-	1,085	-	408,872
Consumer	718	-	-	-	718
Total	$791,291	$49	$7,631	$-	$798,971

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2017 and December 31, 2016, respectively:

				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2017	(In Thousands)
With no related allowance recorded:
Commercial real estate	$5,453	$5,453		$5,517	$55	$6,730	$167
Commercial construction	315	315		315	3	315	8
Commercial	-	-		-	-	50	-
Residential real estate	838	1,105		909	1	1,191	4
Consumer	-	-		-	-	-	-
With an allowance recorded:
Commercial real estate	$2,020	$2,284	$40	$2,006	$7	$1,003	$17
Commercial construction	-	-	-	-	-	-	-
Commercial	246	246	39	247	3	255	8
Residential real estate	1,207	1,207	235	1,213	4	1,009	13
Consumer	-	-	-	-	-	-	-
Total:
Commercial real estate	$7,473	$7,737	$40	$7,523	$62	$7,733	$184
Commercial construction	315	315	-	315	3	315	8
Commercial	246	246	39	247	3	305	8
Residential real estate	2,045	2,312	235	2,122	5	2,200	17
Consumer	-	-	-	-	-	-	-
	$10,079	$10,610	$314	$10,207	$73	$10,553	$217
December 31, 2016
With no related allowance recorded:
Commercial real estate	$8,159	$8,463				$5,924	$255
Commercial construction	315	315				565	19
Commercial	100	160				50	2
Residential real estate	1,516	1,723				1,050	23
Consumer	-	-				-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-			$-	$-
Commercial construction	-	-	-			-	-
Commercial	279	279	64			263	12
Residential real estate	811	811	232			914	5
Consumer	-	-	-			-	-
Total:
Commercial real estate	$8,159	$8,463	$-			$5,924	$255
Commercial construction	315	315	-			565	19
Commercial	379	439	64			313	14
Residential real estate	2,327	2,534	232			1,964	28
Consumer	-	-	-			-	-
	$11,180	$11,751	$296			$8,766	$316

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2017	December 31, 2016

	(In Thousands)
Commercial real estate	$-	$180
Commercial construction	-	-
Commercial	-	100
Residential real estate	689	874
Consumer	-	-
Total	$689	$1,154

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

September 30, 2017	(In Thousands)
Commercial real estate	$2,265	$570	$204	$3,039	$330,292	$333,331	$204
Commercial construction	-	-	-	-	34,536	34,536	-
Commercial	-	162	-	162	39,700	39,862	-
Residential real estate	397	135	635	1,167	427,784	428,951	-
Consumer	-	2	-	2	976	978	-
Total	$2,662	$869	$839	$4,370	$833,288	$837,658	$204

December 31, 2016
Commercial real estate	$123	$-	$180	$303	$321,427	$321,730	$-
Commercial construction	-	-	-	-	28,606	28,606	-
Commercial	196	-	100	296	38,749	39,045	-
Residential real estate	595	155	929	1,679	407,193	408,872	55
Consumer	-	-	-	-	718	718	-
Total	$914	$155	$1,209	$2,278	$796,693	$798,971	$55

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending September 30, 2017
Beginning Balance - June 30, 2017	$2,154	$473	$493	$3,370	$27	$244	$6,761
Charge-offs	(108)	-	-	(123)	-	-	(231)
Recoveries	-	-	-	-	-	-	-
Provisions	146	(49)	48	182	(10)	3	320
Ending Balance - September 30, 2017	$2,192	$424	$541	$3,429	$17	$247	$6,850

Nine Months Ending September 30, 2017
Beginning Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517
Charge-offs	(108)	-	(122)	(185)	-	-	(415)
Recoveries	13	-	-	-	-	-	13
Provisions	(62)	(92)	240	677	2	(30)	735
Ending Balance - September 30, 2017	$2,192	$424	$541	$3,429	$17	$247	$6,850

Three Months Ending September 30, 2016
Beginning Balance - June 30, 2016	$2,178	$427	$418	$2,787	$30	$439	$6,279
Charge-offs	-	-	(75)	(129)	-	-	(204)
Recoveries	-	-	-	-	-	-	-
Provisions	22	30	20	196	(2)	(101)	165
Ending Balance - September 30, 2016	$2,200	$457	$363	$2,854	$28	$338	$6,240

Nine Months Ending September 30, 2016
Beginning Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068
Charge-offs	(35)	-	(75)	(138)	-	-	(248)
Recoveries	-	-	-	-	-	-	-
Provisions	103	163	36	463	(1)	(344)	420
Ending Balance - September 30, 2016	$2,200	$457	$363	$2,854	$28	$338	$6,240

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2017 and December 31, 2016:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2017
Allowance for Loan Losses
Ending Balance	$2,192	$424	$541	$3,429	$17	$247	$6,850
Ending balance: individually evaluated for impairment	$40	$-	$39	$235	$-	$-	$314
Ending balance: collectively evaluated for impairment	$2,152	$424	$502	$3,194	$17	$247	$6,536

Loans receivables:
Ending balance	$333,331	$34,536	$39,862	$428,951	$978		$837,658
Ending balance: individually evaluated for impairment	$7,473	$315	$246	$2,045	$-		$10,079
Ending balance: collectively evaluated for impairment	$325,858	$34,221	$39,616	$426,906	$978		$827,579

December 31, 2016
Allowance for Loan Losses
Ending Balance	$2,349	$516	$423	$2,937	$15	$277	$6,517
Ending balance: individually evaluated for impairment	$-	$-	$64	$232	$-	$-	$296
Ending balance: collectively evaluated for impairment	$2,349	$516	$359	$2,705	$15	$277	$6,221

Loans receivables:
Ending balance	$321,730	$28,606	$39,045	$408,872	$718		$798,971
Ending balance: individually evaluated for impairment	$8,159	$315	$379	$2,327	$-		$11,180
Ending balance: collectively evaluated for impairment	$313,571	$28,291	$38,666	$406,545	$718		$787,791

Beginning with the allowance for loan losses calculation of April 30, 2017, management updated the historical loss factors for each pool, which includes, but is not limited to, an average of the Company’s historical net charge-off ratio for five prior years and year to date, this has been reduced to four prior years and year to date as of the April 30, 2017 calculation, to maintain an adequate reserve. The updates were based on management’s best judgement using relevant information available at the time of the evaluation and are supported through documentation in a narrative accompanying the allowance for loan loss calculation.

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

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

September 30, 2017	(In Thousands)
Commercial real estate	$3,024	$-	$3,024
Commercial construction	260	-	260
Commercial	246	-	246
Residential real estate	1,207	53	1,260
Consumer	-	-	-
	$4,737	$53	$4,790

December 31, 2016
Commercial real estate	$3,078	$-	$3,078
Commercial construction	260	-	260
Commercial	250	-	250
Residential real estate	1,243	-	1,243
Consumer	-	-	-
	$4,831	$-	$4,831

As of September 30, 2017,  no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and nine months ended September 30, 2016. The following table presents newly restructured loans that occurred during the three and nine months ended September 30, 2017.

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Three Months Ending September 30, 2017
Residential real estate	2	$122	$53
	2	$122	$53

Nine Months Ending September 30, 2017
Residential real estate	2	$122	$53
	2	$122	$53

The residential loans above were restructured through a payment modification and had no impairment reserve recorded in the allowance for loan loss for the three and nine months ending September 30, 2017.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and nine months ended September 30, 2017 and 2016.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2017 and December 31, 2016, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$14,028	$-	$14,028
Municipal bonds	-	38,469	-	38,469
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	43,899	-	43,899
September 30, 2017 Securities available for sale	$-	$96,396	$-	$96,396

U.S. Government agency obligations	$-	$32,488	$-	$32,488
Municipal bonds	-	38,808	-	38,808
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	14,302	-	14,302
December 31, 2016 Securities available for sale	$-	$85,598	$-	$85,598

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
September 30, 2017 Impaired loans (1)	$-	$-	$3,159	$3,159
September 30, 2017 Other real estate owned (1)	$-	$-	$427	$427
December 31, 2016 Impaired loans (1)	$-	$-	$794	$794
December 31, 2016 Other real estate owned (1)	$-	$-	$480	$480

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

At September 30, 2017, of the impaired loans having an aggregate balance of $10.1 million, $6.6 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $3.5 million in impaired loans, an aggregate valuation allowance of $314 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2017:
Impaired loans	$3,159	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-24.2%)
			Liquidation expenses (3)	0% to - 10% (-7.6%)
Other real estate owned	$427	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)
December 31, 2016:
Impaired loans	$794	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-24.8%)
			Liquidation expenses (3)	0% to -10.0% (-7.5%)
Other real estate owned	$480	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)

1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016:

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. Such amounts are not material.

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2017 and December 31, 2016:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
September 30, 2017:
Financial assets:
Cash and cash equivalents	$39,820	$39,820	$39,820	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	96,396	96,396	-	96,396	-
Loans receivable, net of allowance	831,179	828,267	-	-	828,267
Restricted investments in bank stock	583	583	-	583	-
Accrued interest receivable	1,833	1,833	-	1,833	-
Financial liabilities:
Deposits	893,211	893,006	-	893,006	-
Securities sold under agreements to
repurchase and federal funds purchased	10,195	10,190	-	10,190	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	781	781	-	781	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2016:
Financial assets:
Cash and cash equivalents	$24,218	$24,218	$24,218	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	85,598	85,598	-	85,598	-
Loans receivable, net of allowance	792,598	790,326	-	-	790,326
Restricted investments in bank stock	624	624	-	624	-
Accrued interest receivable	1,749	1,749	-	1,749	-
Financial liabilities:
Deposits	833,384	833,627	-	833,627	-
Securities sold under agreements to
repurchase and federal funds purchased	11,889	11,886	-	11,886	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	813	813	-	813	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2017 and December 31, 2016:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
September 30, 2017
Repurchase Agreements:
Corporate Institutions	$10,195	$-	$10,195	$(10,195)	$-	$-

December 31, 2016
Repurchase Agreements:
Corporate Institutions	$11,889	$-	$11,889	$(11,889)	$-	$-

As of September 30, 2017 and December 31, 2016, the fair value of securities pledged was $13.3 million and $14.5 million, respectively.

Note 14  –  Deposits

The components of deposits at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)

Demand, non-interest bearing	$134,808	$117,208
Demand, NOW and money market, interest bearing	114,157	97,687
Savings	505,783	488,701
Time, $100 and over	99,444	89,020
Time, other	39,019	40,768
Total deposits	$893,211	$833,384

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 15  – New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt this ASU on January 1, 2018. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, the Company does not expect it to have a material impact on the consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, the Company does believe the new standard will result in new disclosure requirements. The Company currently is in the process of reviewing contracts to assess the impact of the new guidance on its service offerings that are in the scope of the guidance, included in non-interest income. The recognition and measurement of certain non-interest income items such as gain on seller financed real estate owned sales and deposit related fees, could be affected. The Company does not expect this ASU to have material impact on the Company’s consolidated financial statements when adopted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for the Company in 2019. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is currently assessing the impact this new standard will have on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This guidance is effective for the Company in 2021. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations, however due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes to the Company’s accounting for credit losses on financial instruments.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)” (“ASU 2017-08”). ASU 2017-08 will amend the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for the Company in 2019. Early application is permitted for any interim period. The Company is currently assessing the impact this new standard will have on its consolidated financial statements.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased $65.0 million from $924.2 million at December 31, 2016 to $989.3 million at September 30, 2017. The Company's deposits grew $59.8 million from $833.4 million at December 31, 2016 to $893.2 million at September 30, 2017. The significant growth in deposits resulted primarily from recent mergers in the Company’s market area, customers migrating to local community banks, and through a concentrated effort to expand customer relationships. During the same period, loans receivable, net of allowance for loan losses, increased $38.6 million from $792. 6 million at December 31, 2016 to $831.2 million at September 30, 2017. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity, as the Company expands its presence in the market and continues to become more widely known.  The past and current economic conditions have created slower demand for loans by credit-worthy customers.  The lending staff has been active in contacting new prospects and promoting the Company’s name in the community. Management believes that this will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

Net income for the three months ended September 30, 2017 was $2.2 million compared to net income for the three months ended September 30, 2016 of $2.0 million, an increase of $226 thousand, or 11.3%.  Net income for the nine months ended September 30, 2017 was $6.2 million compared to net income for the nine months ended September 30, 2016 of $5.3 million, an increase of $939 thousand, or 17.8%. Diluted earnings per share increased to $0.83 for the nine months ended September 30, 2017, as compared to $0.71 for the nine months ended September 30, 2016.  The difference in net income for the nine months ended September 30, 2017 and September 30, 2016 resulted, in part, from an increase in interest income due to the Company’s growing loan portfolio and a slight increase in non-interest income due to the expansion of the Company’s customer base, offset by interest expense from the growth in deposits, an increase in provision for loan losses and a $331 thousand decrease in gain on the sale of securities.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2017 and 2016 totaled $8.8 million and $7.7 million, respectively.  Average earning assets were $959.6 million for the three months ended September 30, 2017 as compared to $845.5 million for the three months ended September 30, 2016. The tax equivalent yield on average earning assets was 3.71% for the third quarter of 2017 compared to 3.70% for the third quarter of 2016.

Total interest expense for the three months ended September 30, 2017 increased $90 thousand to $1.1 million as compared to $1.0 million for the three months ended September 30, 2016. Average interest bearing liabilities were $772.7 million for the three months ended September 30, 2017 compared to $693.8 million for the three months ended September 30, 2016.  The yield on average interest bearing liabilities was 0.56% and 0.58% for the third quarter of 2017 and 2016, respectively.

Net interest income for the three months ended September 30, 2017 was $7.7 million compared to $6.7 million for the three months ended September 30, 2016. The improvement in net interest income for the three months ended September 30, 2017 is a result of the growth in the loan portfolio, the investment portfolio and in the interest bearing deposits with banks, offset by growth in savings, certificates of deposit and interest bearing deposits. The Company’s net interest margin for the three months ended September 30, 2017 increased three (3) basis points to 3.25% as compared to 3.22% for the three months ended September 30, 2016. The increase in the net interest margin is due primarily to the rate increase on taxable investments and interest bearing deposits with banks and a  slight shift in the deposit mix to lower yielding interest bearing deposits, offset by a rate decrease in non-taxable investments and a rate increase in certificate of deposits.

Total interest income for the nine months ended September 30, 2017 and 2016 totaled $25.2 million and $22.4 million, respectively.  Average earning assets were $934.9 million for the nine months ended September 30, 2017 compared to $820.9 million for the nine months ended September 30, 2016. The tax equivalent yield on average earning assets was 3.69% for the nine months ended September 30, 2017 compared to 3.74% for the nine months ended September 30, 2016.

Total interest expense for the nine months ended September 30, 2017 increased $322 thousand to $3.2 million as compared to $2.9 million for the nine months ended September 30, 2016. Average interest bearing liabilities were $759.3 million for the nine months ended September 30, 2017 compared to $677.8 million for the nine months ended September 30, 2016.  The yield on average interest bearing liabilities was 0.56%  and 0.57% for the nine months ended September 30, 2017 and 2016, respectively.

Net interest income for the nine months ended September 30, 2017 was $22.0 million as compared to $19.5 million for the nine months ended September 30, 2016. The improvement in net interest income for the nine months ended September 30, 2017 is a result of the growth in the loan portfolio, the investment portfolio, in the interest bearing deposits with banks, and a  decrease in securities sold under agreements to repurchase balances and FHLB borrowings, offset by growth in savings, certificates of deposit and interest bearing deposits. The Company’s net interest margin for the nine months ended September 30, 2017 decreased three (3) basis points to 3.24% as compared to 3.27% for the nine months ended September 30, 2016. The decrease in the net interest margin is due primarily to the decrease in loan and non-taxable investment rates and increase in certificate of deposit rates associated with the current market conditions, offset by the decrease in securities sold under agreements to repurchase balances and FHLB borrowings and coupled with the significant growth in the loan, investments, interest bearing deposits, savings and certificate of deposit balances. During this difficult interest rate environment, the Company continued to grow and attract deposits and loans at competitive rates.

The table below sets forth average balances and corresponding yields for the corresponding periods ended September 30, 2017 and 2016, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2017			2016
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield (1)	Balance	Interest	Yield (1)

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 822,338	$ 8,005	3.86%	$ 728,302	$ 7,063	3.86%
Loans - non-taxable	9,052	70	4.65%	9,632	74	4.63%
Investment securities - taxable	53,882	246	1.83%	56,140	205	1.47%
Investment securities - non-taxable	38,557	323	5.04%	32,781	295	5.42%
Federal funds sold	1,000	3	1.21%	1,000	1	0.47%
Interest bearing deposits with banks	34,755	114	1.30%	17,665	25	0.56%
TOTAL INTEREST EARNING ASSETS	959,584	8,761	3.71%	845,520	7,663	3.70%
Less allowance for loan losses	(6,805)			(6,311)
Other assets	35,520			38,435
TOTAL ASSETS	$ 988,299			$ 877,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$ 119,052	$ 28	0.09%	$ 77,094	$ 17	0.09%
Savings	505,938	621	0.49%	483,423	597	0.49%
Certificates of deposit	137,567	445	1.28%	123,954	390	1.25%
Securities sold under agreements to repurchase, and short & long-term borrowings	10,176	3	0.12%	9,308	3	0.13%
TOTAL INTEREST BEARING LIABILITIES	772,733	1,097	0.56%	693,779	1,007	0.58%

Non-interest bearing demand deposits	129,107			99,881
Other liabilities	7,670			7,383
Stockholders' equity	78,789			76,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 988,299			$ 877,644

Net interest income		$ 7,664			$ 6,656
Net interest spread			3.15%			3.12%
Net interest margin			3.25%			3.22%

(1)	The above reflects the average rates earned or paid stated on an FTE basis assuming a 34% tax rate.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2017			2016

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield (1)	Balance	Interest	Yield (1)

	(Dollars In Thousands)
ASSETS
Loans - taxable	$ 808,896	$ 23,161	3.83%	$ 709,148	$ 20,614	3.88%
Loans - non-taxable	9,107	208	4.63%	9,691	223	4.66%
Investment securities - taxable	52,669	639	1.62%	52,209	605	1.55%
Investment securities - non-taxable	38,386	983	5.19%	31,660	864	5.52%
Federal funds sold	899	7	1.02%	850	3	0.47%
Interest bearing deposits with banks	24,949	211	1.13%	17,335	105	0.81%
TOTAL INTEREST EARNING ASSETS	934,906	25,209	3.69%	820,893	22,414	3.74%
Less allowance for loan losses	(6,661)			(6,224)
Other assets	35,190			36,592
TOTAL ASSETS	$ 963,435			$ 851,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$ 110,136	$ 75	0.09%	$ 73,998	$ 47	0.08%
Savings	503,455	1,838	0.49%	459,611	1,687	0.49%
Certificates of deposit	133,703	1,260	1.26%	119,325	1,089	1.22%
Securities sold under agreements to repurchase, and short & long-term borrowings	11,964	18	0.20%	24,867	46	0.25%
TOTAL INTEREST BEARING LIABILITIES	759,258	3,191	0.56%	677,801	2,869	0.57%

Non-interest bearing demand deposits	120,477			93,533
Other liabilities	6,710			6,387
Stockholders' equity	76,990			73,540
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 963,435			$ 851,261

Net interest income		$ 22,018			$ 19,545
Net interest spread			3.13%			3.17%
Net interest margin			3.24%			3.27%

(1)	The above reflects the average rates earned or paid stated on an FTE basis assuming a 34% tax rate.
32

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

For the three months ended September 30, 2017, the provision for loan losses was $320 thousand, as compared to $165 thousand for the same period ended September 30, 2016, due to loan growth, charge-offs and change in the qualitative factors.  In the three months ended September 30, 2017, there were charge-offs in the amount of $231 thousand and no recoveries, as compared to charge-offs of $204 thousand and no recoveries for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for loan losses was $735 thousand, as compared to $420 thousand for the same period ended September 30, 2016, due to loan growth, charge-offs and change in the qualitative factors.  For the nine months ended September 30, 2017, there were charge-offs in the amount of $415 thousand and recoveries of $13 thousand, as compared to $248 thousand in charge offs and no recoveries for the nine months ended September 30, 2016. The allowance for loan losses is $6.9 million as of September 30, 2017, which is 0.82% of outstanding loans, compared to $6.2 million or 0.83% of outstanding loans as of September 30, 2016. At December 31, 2016, the allowance for loan losses was $6.5 million, which represented 0.82% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In Thousands)
Loans receivable at end of period	$837,658	$756,074	$837,658	$756,074
Allowance for loan losses:
Balance, beginning	$6,761	$6,279	$6,517	$6,068
Provision for loan losses	320	165	735	420
Loans charged off:
Commercial real estate	(108)	-	(108)	(35)
Commercial construction	-	-	-	-
Commercial	-	(75)	(122)	(75)
Residential real estate	(123)	(129)	(185)	(138)
Consumer	-	-	-	-
Total loans charged off	(231)	(204)	(415)	(248)
Recoveries of loans previously charged off:
Commercial real estate	-	-	13	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total recoveries	-	-	13	-
Net charge offs	(231)	(204)	(402)	(248)
Balance at end of period	$6,850	$6,240	$6,850	$6,240
Allowance for loan losses to loans receivable at end of period	0.82%	0.83%	0.82%	0.83%

Non-interest Income

Total non-interest income was $802 thousand for the three months ended September 30, 2017 compared to $1.1 million for the same period in 2016. The decrease is due primarily to a $19 thousand gain on the sale of securities for the quarter ending September 30, 2017, compared to $350 thousand gain for the same period in 2016; offset by an increase in other service fees of $20 thousand due to growth in the deposit customer base and a gain of $5 thousand in the sale of other real estate owned for the quarter ending September 30, 2017, compared to a loss of $12 thousand for the same period in 2016.

Total non-interest income was $2.4 million for the nine months ended September 30, 2017 compared to $2.3 million for the same period in 2016. The increase is due primarily to an increase of $59 thousand in income associated with bank owned life insurance, an increase of $85 thousand in credit card processing fees due to growth in the Bank’s credit card and merchant processing customer base, an increase in other service fees of $113 thousand due to growth in the deposit customer base and no impairment losses on other real estate owned, compared to $80 thousand in impairment losses on other real estate owned in the nine months ending September 30, 2016; offset by a decrease of $331 thousand in gain on the sale of securities.

Non-interest Expense

Non-interest expenses increased $232 thousand from $4.8 million for the three months ended September 30, 2016 to $5.0 million for the same period ended September 30, 2017. The increase is due to: an increase of $177 thousand in salaries and employee benefits due to annual salary and benefit increases and an increase of $82 thousand in data processing mainly due to the Company’s expanding customer base;  offset by a decrease of $30 thousand in professional fees primarily due to a decrease in legal fees.

Non-interest expenses increased $833 thousand from $14.1 million for the nine months ended September 30, 2016 to $14.9 million for the same period ended September 30, 2017.  The increase is due to: an increase of $608 thousand in salary and employee benefits due to annual salary and benefit increases;   an increase of $233 thousand in data processing mainly due to the Company’s growth; an increase of $53 thousand in credit card processing due to increased transaction volume; an increase of $57 thousand in FDIC insurance expense due to growth in deposits; and an increase of $54 thousand in charitable contributions due to EITC contributions; offset by a decrease of $64 thousand in occupancy and equipment expense, a decrease of $40 thousand in other real estate owned expenses and a decrease of $55 thousand in other expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2017 totaled $920 thousand, or 29.2% of income before taxes. The provision for income taxes for the three months ended September 30, 2016 totaled $816 thousand, or 28.9% of income before taxes. The provision for income taxes for the nine months ended September 30, 2017 totaled $2.5 million, or 29.0% of income before taxes. The provision for income taxes for the nine months ended September 30, 2016 totaled $2.1 million, or 28.8% of income before taxes. The slight increase in the tax rate is primarily the result of the change in the mix of taxable and tax free loans and investments.

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

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2017. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2017 were $96.4 million compared to $85.6 million at December 31, 2016. The increase in the investment portfolio is the result of the purchase of eight  (8) mortgage-backed securities totaling $31.4 million, the purchase of eight (8) municipal obligations totaling $4.9 million, and an increase in unrealized gains, offset by pay downs on mortgage-backed securities, maturities, calls, the sale of eleven (11) U.S. government agency bonds totaling $11.4 million, the sale of two (2) municipal obligations totaling $1.0 million, and the sale of four (4) taxable municipal obligations totaling $2.5 million. The carrying value of the securities portfolio as of September 30, 2017 includes a net unrealized gain of $1.1 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $38 thousand at December 31, 2016. The current unrealized gain position of the securities portfolio is due to changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2017 increased $38.6 million to $831.2 million from $792.6 million at December 31, 2016. The loan-to-deposit ratio decreased from 96% at December 31, 2016 to 94% at September 30, 2017. The Bank’s loan portfolio at September 30, 2017 was comprised of residential real estate and consumer loans of $429.9 million, an increase of $20.3 million from December 31, 2016, and commercial loans of $407.7 million, an increase of $18.3 million from December 31, 2016.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $333 thousand to $6.9 million at September 30, 2017 compared to $6.5 million at December 31, 2016. At September 30, 2017 and December 31, 2016, the allowance for loan losses represented 0.82%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2017,  December 31, 2016, and September 30, 2016 aggregate balances on non-performing loans equaled $5.6 million, $6.0 million and $5.9 million, respectively, representing 0.67%,  0.76% and 0.78% of total loans at September 30, 2017,  December 31, 2016 and September 30, 2016, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the nine months ended September 30, 2017.  The Company had two (2) foreclosed assets in the amount of $427 thousand as of September 30, 2017, of which none is residential real estate. At September 30, 2017 and December 31, 2016 the Company had $635 thousand and $482 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2017	2016	2016

	(In Thousands)
Non-accrual - commercial	$-	$280	$280
Non-accrual - consumer	689	874	717
Restructured loans, accruing interest and less than 90 days past due	4,737	4,831	4,643
Loans past due 90 or more days, accruing interest	204	55	238
Total nonperforming loans	5,630	6,040	5,878
Foreclosed assets	427	480	521
Total nonperforming assets	$6,057	$6,520	$6,399
Nonperforming loans to total loans at period-end	0.67%	0.76%	0.78%
Nonperforming assets to total assets	0.61%	0.71%	0.72%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $172 thousand from December 31, 2016 to September 30, 2017. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at September 30, 2017 increased $59.8 million to $893.2 million from $833.4 million at December 31, 2016. Demand, NOW and money market deposits increased $34.1 million, time deposits increased $8.7 million, and savings deposits increased $17.1 million. The Company continues to see deposit growth driven by a variety of factors including but not limited to, population growth, local bank mergers and consolidations, the accessibility of location, relationship building and the overall effort of the Company personnel.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $39.8 million at September 30, 2017, compared to $24.2 million at December 31, 2016. The $15.6 million increase in cash and cash equivalents was primarily due to growth in deposits, offset by growth in the loan and investment portfolio.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At September 30, 2017, the Company had $96.4 million of available for sale securities. Securities with carrying values of approximately $85.9 million and $71.8 million at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At September 30, 2017, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $487.5 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of September 30, 2017 and December 31, 2016. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2017 and December 31, 2016. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $106.9 million at September 30, 2017. At September 30, 2017 the Company also had letters of credit outstanding of $4.9 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $79.5 million as of September 30, 2017, representing a net increase of $6.2 million from December 31, 2016.  The increase in capital was primarily the result of the net income of $6.2 million, an increase of $771 thousand in unrealized gains on available for sale securities, offset by dividends declared of $1.0 million and the purchase of treasury stock of $97 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2017, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	September 30, 2017	December 31, 2016

	(Dollars In Thousands)
Tier I, common stockholders' equity	$78,494	$73,061
Tier II, allowable portion of allowance for loan losses	6,850	6,517
Total capital	$85,344	$79,578

Common equity tier 1 capital ratio	11.4%	11.2%
Tier I risk based capital ratio	11.4%	11.2%
Total risk based capital ratio	12.4%	12.2%
Tier I leverage ratio	7.9%	8.0%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	September 30, 2017	December 31, 2016

	(Dollars In Thousands)
Tier I, common stockholders' equity	$78,777	$73,302
Tier II, allowable portion of allowance for loan losses	6,850	6,517
Total capital	$85,627	$79,819

Common equity tier 1 capital ratio	11.5%	11.2%
Tier I risk based capital ratio	11.5%	11.2%
Total risk based capital ratio	12.5%	12.2%
Tier I leverage ratio	8.0%	8.1%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2017, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 13, 2017	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 13, 2017	By:	/s/ Judith A. Hunsicker
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