Form 10-K
period 2017-12-31
Embassy Bancorp, Inc.
filed 2018-03-15
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end    December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2017, the registrant’s most recently completed second fiscal quarter was $82,837,559.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 8, 2018	($1.00 Par Value)	7,473,076
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 annual meeting of shareholders are incorporated by reference into Part III of this report.

Explanatory Note:

As indicated on the cover page of this Annual Report on Form 10-K (the “Annual Report”), the Registrant is currently an “accelerated filer” for purposes of SEC Rule 12b-2, and this Annual Report includes the disclosures and reports required of such an accelerated filer.  As of June 30, 2017, Registrant no longer qualified as a “smaller reporting company,” as determined in accordance with Item 10(f) of SEC Regulation S-K. In accordance with Item 10(f)(2) of SEC Regulation S-K and Section 5120.1 of the SEC’s Financial Reporting Manual, the Registrant may continue to avail itself of the scaled-down disclosure requirements available to smaller reporting companies in its Annual Report on Form 10-K for the year ended December 31, 2017, and has elected to do so in this Annual Report.  In accordance with the rules and regulations of the SEC, the Registrant will provide the financial and other disclosures required of a non-smaller reporting company commencing with its Quarterly Report on Form 10-Q for the quarter ending March 31, 2018.

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

PART I

Item 1. BUSINESS.

General

Embassy Bancorp, Inc. (the “Company”) is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company was formed for purposes of acquiring Embassy Bank For The Lehigh Valley (the “Bank”) in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. The reorganization enabled the Company to better compete and grow in its competitive and rapidly changing marketplace. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow.

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

Embassy Bancorp, Inc.

As for consumers, deposit growth is driven by a variety of factors including, but not limited to, population growth, bank and non-bank competition, local bank mergers and consolidations, increase in household income, interest rates, accessibility of location and the sales efforts of Company personnel. Time deposits can be attracted and increased by paying an interest rate higher than that offered by competitors, but they are the most costly type of deposit. The most profitable type of deposits are non-interest bearing demand (checking) accounts which can be attracted by offering free checking. However, both high interest rates and free checking accounts generate certain expenses for a bank and the desire to increase deposits must be balanced with the need to be profitable. The deposit services of the Company are generally comprised of demand deposits, savings deposits, money market deposits, time deposits and Individual Retirement Accounts.

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

According to FDIC data, as of June 30, 2017, the Company ranks 6th in market share in Northampton County, with four (4) offices, and 6th in Lehigh County with four (4) offices, with a combined deposit market share of 6.70% for both counties. The Company believes there is significant room for organic growth in its current market area of Lehigh and Northampton Counties. The Company continually evaluates strategic locations for branch offices within the Lehigh Valley, which are supplemented by convenient access through electronic banking products and services, for both consumer and commercial customers. In November 2017, the Company entered into a ground lease for a branch location on West Main Street in the Borough of Macungie, Lehigh County. The eventual opening of the branch is contingent on  the receipt of proper construction, regulatory approvals, and government permits.

Bank Premises

The Company currently leases each of its bank operations premises, situated at the following locations:

Northampton County:
•	Hanover Township (includes administrative offices)
•	Lower Saucon Township
•	Lower Nazareth Township
•	Borough of Nazareth

Lehigh County:
•	South Whitehall Township
•	Salisbury Township
•	Lower Macungie Township
•	City of Bethlehem
•	Borough of Macungie (land lease for a future branch)

The Company pays certain additional expenses of occupying these spaces including, but not necessarily limited to, real estate taxes, insurance, utilities and repairs. The Company is obligated under the leases to maintain the premises in good order, condition and repair.

Employees

As of December 31, 2017, the Company had a total of 84 full-time equivalent employees.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

Capital Standards

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

At December 31, 2017, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards.  See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

At December 31, 2017, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 16 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

Embassy Bancorp, Inc.

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

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for the Bank for 2017 was less than $0.01 for each $100 of DIF deposits.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity.  In addition, the FDIC decreased deposit insurance assessment rates, effective April 1, 2011.  The revised initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for risk category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively.  The revised rates and assessment base had a positive effect by lowering the FDIC insurance assessment rate paid by the Bank.  However, if the risk category of the Bank changes adversely, FDIC insurance premiums paid by the Bank could increase. On April 26, 2016, the FDIC adopted a rule amending small institution pricing for the Deposit Insurance Fund Reserve Ratio, (“DIF”), which became effective the quarter following the date on which the DIF reserve ratio reaches 1.15%. On June 30, 2016, the DIF rose

Embassy Bancorp, Inc.

to 1.17%. FDIC regulations provided the change in the deposit insurance assessments in the third quarter 2016 which was reflected in the Company’s December 2016 assessment and paid in March 2017.

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

Embassy Bancorp, Inc.

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

Available Information

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934. Trades in Company common stock made by certain brokerage firms are reported on the OTCQX Market Tier of the OTC Markets under the symbol “EMYB”.  The Company is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the SEC.  The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site address is www.sec.gov.

The Company’s headquarters are located at 100 Gateway Drive, Suite 100, Bethlehem, Pennsylvania 18017, and its telephone number is 1-610-882-8800.  The Company’s website is www.embassybank.com.  The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably possible after filing with the SEC.  The Company has adopted a Code of Conduct/Ethics that applies to all directors and officers of the Company.  This document is also available on the Company’s website.  The information included on our website is not considered a part of this document.

Forward-looking Statements

This report contains forward-looking statements, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

Item 1A. RISK FACTORS.

    Before investing in Embassy Bancorp, Inc. common stock, an investor should carefully consider the risk factors described below, which are not intended to be all inclusive, and to review other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that we are not aware of, or that we currently deem less significant, or that we otherwise are not specifically focused on, may also impact our business, results of operations, and our common stock. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and an investor could lose all or part of his or her investment in the Company.

Unless the context otherwise requires, references to “we,” “us,” “our,” “Embassy,” or “Embassy Bancorp, Inc.,” collectively refer to Embassy Bancorp, Inc. and its banking subsidiary, and specific references to the “Bank” refer to Embassy Bank for the Lehigh Valley, the wholly-owned banking subsidiary of Embassy Bancorp, Inc.

 Risks Related to Our Business

Changes in interest rates may adversely affect our earnings and financial condition.

Our ability to make a profit, like that of most financial institutions, substantially depends upon our net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or reduce net interest income and net income.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in the United States and other financial markets.

We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities.  However, interest rate risk management techniques are not exact and a substantial, unexpected, prolonged or rapid change in interest rates could adversely affect our financial condition and results of operations.

We are subject to credit risk.

As of December 31, 2017, approximately 48 percent of the Company’s loan portfolio consisted of commercial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate or secured consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan and lease losses may be insufficient.

We maintain an allowance for loan and lease losses, which is a reserve established that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific

Embassy Bancorp, Inc.

credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of our control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review our allowance for possible loan and lease losses and may require an increase in the provision for possible loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance, we may need additional provisions to increase the allowance for possible loan and lease losses. Any increases in the allowance resulting from loan loss provisions will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in Pennsylvania.

Unlike larger or regional financial institutions that are more geographically diversified, our success is dependent to a significant degree on economic conditions in Pennsylvania, especially in Lehigh and Northampton Counties, which were the counties and markets primarily served by us in the years up to and including 2017. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas served by us, could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. We can give no assurance that adverse changes in the local economy would not have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete actively with other Pennsylvania financial institutions, many larger than us, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. We will likely be generally competitive with all institutions in our service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans. Many of the institutions with which we compete have substantially greater resources and lending limits and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.

The Basel III capital requirements require us to maintain higher levels of capital, which could reduce our profitability.

Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are continuing to be phased in through January 1, 2019, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The Basel III implementation activities and related regulatory capital targets require additional capital to support our business risk profile prior to final implementation of the Basel III standards. We may be required to maintain higher levels of capital, thus potentially reducing opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to us, and adversely impact our financial condition and results of operations.

If our information systems are interrupted or sustain a breach in security, those events may negatively affect our financial performance and reputation.

In conducting our business, we rely heavily on its information systems. Maintaining and protecting those systems and data is difficult and expensive, as is dealing with any failure, interruption, or breach in security of these systems,

Embassy Bancorp, Inc.

whether due to acts or omissions by us or by a third party, and whether intentional or not. Any such failure, interruption, or breach could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. A breach of our information security may result from fraudulent activity committed against us or our customers, resulting in financial loss to us or our customers, or privacy breaches against our customers. Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, “phishing”, social engineering, identity theft, or other deceptive acts. The policies, procedures, and technical safeguards put in place by us to prevent or limit the effect of any failure, interruption, or security breach of its information systems and data may be insufficient to prevent or remedy the effects of any such occurrences. The occurrence of any failures, interruptions, or security breaches of our information systems and data could damage our reputation, cause us to incur additional expenses, result in online services or other businesses becoming inoperable, subject us to regulatory sanctions or additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our business operations and interaction with customers are increasingly done via electronic means, and this has increased risks related to cyber security.

We are exposed to the risk of cyber-attacks in the ordinary course of our business. In general, cyber incidents can result from deliberate attacks or unintentional events. An increased level of attention in the industry is focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, we have policies and procedures in place to prevent or limit the effect of the possible security breach of its information systems and it has insurance against some cyber-risks and attacks. While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that cyber-attacks may have caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our results of operations and financial condition.

We are required to make a number of judgments in applying generally accepted accounting standards and different estimates and assumptions in the application of these standards could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these standards could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of our

Embassy Bancorp, Inc.

financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

Our controls and procedures may fail or could be circumvented.

Management has implemented a series of internal controls, disclosure controls and procedures, and corporate governance policies and procedures in order to ensure accurate financial control and reporting. However, any system of controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and/or procedures could have a material adverse effect on our business and results of operation and financial condition.

Prior levels of market volatility were unprecedented and future volatility may have materially adverse effects on our liquidity and financial condition.

In the recent past, the capital and credit markets experienced extreme volatility and disruption. In some cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. If such levels of market disruption and volatility return, there can be no assurance that we will not experience adverse effects, which may materially affect its liquidity, financial condition, and profitability.

Our banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect our earnings.

Poor economic conditions and the resulting bank failures from the most recent recession have stressed the Deposit Insurance Fund and increased the costs of our FDIC insurance assessments. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. We are generally unable to control the amount of premiums or special assessments that our banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock at the current rate or at all.

If we conclude that the decline in the value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value of individual securities or the portfolio as a whole is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding that impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed, or lack thereof, may not accurately reflect the actual impairment in the future.

Our financial performance may suffer if our information technology is unable to keep pace with our growth or industry developments.

Effective and competitive delivery of our products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological

Embassy Bancorp, Inc.

improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for us. Our failure to timely and effectively implement technological advances could adversely affect our financial condition and results of operations.

Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services in the markets we serve. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

The soundness of other financial institutions may adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock

The trading volume in our common stock is less than that of larger public companies, which can contribute to volatility in our stock price and adversely affect the liquidity of an investment in our common stock.

Our common stock is not traded on any securities exchange.  Trades in our stock made by certain brokerage firms are reported on the OTCQB Market Tier of the OTC Markets, but trading in our stock is sporadic. The trading history of our common stock has been characterized by relatively low trading volume. This lack of an active public market means that the value of a shareholder’s investment in our common stock may be subject to sudden fluctuations, as individual trades have a greater effect on our reported trading price than would be the case in a broad public market with significant daily trading volume.

The market price of our common stock may also be subject to fluctuations in response to numerous other factors, including the factors discussed in this prospectus, regardless of our actual operating performance. The possibility of such fluctuations occurring is increased due to the illiquid nature of the trading market of our common stock.  Therefore, a shareholder may be unable to sell our common stock at or above the price at which it was purchased, at or above the current market price, or at the time of his, her or its choosing.

Our insiders control a substantial percentage of our stock and therefore have the ability to exercise significant control over our affairs.

As of December 31, 2017, our directors and executive officers beneficially owned in excess of 25% of our issued and outstanding common stock on a fully diluted basis.  Such persons, as a group, will have sufficient votes to strongly influence the outcome of all matters submitted to our shareholders, including the election of directors.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company.

If we need to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our bank subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and bank regulatory agencies.  In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. As of December 31, 2017, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines.

Embassy Bancorp, Inc.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital on terms and time frames acceptable to us or to raise additional capital at all. If we cannot raise additional capital in sufficient amounts when needed, our ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operating.  Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets.  If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of our common stock. Furthermore, a capital raise through issuance of additional shares of common stock may have an adverse impact on our stock price.

Our common stock is equity and is subordinate to all of our existing and future indebtedness.

Shares of our common stock are equity interests in our company and do not constitute indebtedness.  As such, shares of our common stock rank junior to all indebtedness and other non-equity claims on us with respect to assets available to satisfy claims on us, including in a liquidation of us.  Also, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors, including the preferred claims of the Bank’s depositors.

Our ability to pay dividends on our common stock, and principal and interest on our debt, depends primarily on dividends from our banking subsidiary, which is subject to regulatory limits.

Embassy is a bank holding company and its operations are conducted by its direct and indirect subsidiaries, primarily the Bank. Our ability to pay dividends on our common stock and principal and interest on our debt depends on our receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of the Bank to pay dividends is also subject to profitability, financial condition, liquidity, and capital management limits. There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Federal Reserve policy, which applies to us as a registered bank holding company, also provides that dividends by bank holding companies should generally be paid out of earnings from both the current period and a designated look-back period. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

Pennsylvania Business Corporation Law and various anti-takeover provisions under our articles of incorporation and bylaws could impede the takeover of us.

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire US, even if the acquisition would be advantageous to our shareholders. In addition, we have various anti-takeover measures in place under our articles of incorporation and bylaws, including a supermajority vote requirement for mergers, the staggered election of our board of directors, and the absence of cumulative voting. Any one or more of these laws or measures may impede the takeover of us without the approval of our board of directors and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

Our common stock is not insured by any governmental entity.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section. As a result, if you acquire our common stock, you may lose some or all of your investment.

Embassy Bancorp, Inc.

Item 1B. UNRESOLVED STAFF COMMENTS.

    None.

Item 2. PROPERTIES.

The Company, through the Bank, occupies eight full-service banking offices in the Lehigh Valley:

Northampton County:
•	Hanover Township (includes administrative offices)
•	Lower Saucon Township
•	Lower Nazareth Township
•	Borough of Nazareth

Lehigh County:
•	South Whitehall Township
•	Salisbury Township
•	Lower Macungie Township
•	City of Bethlehem

•	Borough of Macungie (land lease for a future branch)

All properties are currently leased.

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

	2017		2016
	High	Low	High	Low
First Quarter	$14.25	$12.80	$11.10	$10.15
Second Quarter	$15.00	$13.80	$10.70	$10.39
Third Quarter	$15.04	$14.70	$10.90	$10.50
Fourth Quarter	$16.10	$14.85	$14.05	$10.65

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 8, 2018, there are approximately 912 owners of record of the common stock of the Company.

(c)On September 30, 2017, the Company paid $1,042,146, or $0.14 per share, in an annual cash dividend on its common stock. On September 30, 2016, the Company paid $962,584 or $0.13 per share, in an annual cash dividend on its common stock.  As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company.  See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s Stock Incentive Plan, as of December 31, 2017:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	116,243	$ 7.34	277,290

(e)Sales of Securities.

None.

(f)Repurchase of Equity Securities.

None.

Item 6. SELECTED FINANCIAL DATA.

Not required.

Embassy Bancorp, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

Other than temporary impairment accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2017 and 2016.

The allowance for loan losses is established through the provision for loan losses, which is a charge against earnings. Provision for loan losses is made to reserve for estimated probable losses on loans. The allowance for loan losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio, trends in actual and forecasted credit quality, including delinquency, charge-off and bankruptcy rates, and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provision for loan losses. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses” and “Allowance for Loan Losses.”

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

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carryforwards and their tax basis. Deferred tax assets are reduced by a valuations allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

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

OVERVIEW

The Company’s assets grew $72.7 million from $924.2 million at December 31, 2016 to $997.0 million at December 31, 2017. The Company’s deposits grew $67.5 million from $833.4 million at December 31, 2016 to $900.9 million at December 31, 2017. The significant growth in the Company’s deposits resulted primarily from a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank. During the same period, loans receivable, net of the allowance for loan losses, increased $59.1 million to $851.7 million at December 31, 2017 from $792.6 million at December 31, 2016. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company anticipates that its lending activity will increase in the short-term, as the Company expands its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate tax rate from 34% to 21%. This rate reduction was effective January 1, 2018.

Under Generally Accepted Accounting Principles (“GAAP”), the Company uses the asset and liability method of accounting for income taxes. With this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and

Embassy Bancorp, Inc.

liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2017, the Company’s net deferred tax asset totaled approximately  $1.8 million as adjusted for the reduction in the corporate tax rate to 21% from 34%.  The Company recognized a reduction in the value of its deferred tax asset of $1.1 million in December, which is recorded as additional income tax expense in the Company’s Consolidated Statement of Income.

The Company’s net income, increased $152 thousand, or 2.1%, to $7.3 million from $7.1mm in 2016.  Diluted earnings per share increased to $0.97 in 2017 from $0.96 in 2016, and basic earnings per share increased to $0.98 in 2017 from $0.96 in 2016, respectively. Net income for 2017 was negatively impacted by a non-cash reduction in the value of the Company’s deferred tax asset, which resulted in a charge of $1.1 million included in the provision for income taxes. The income tax adjustment was a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, which lowered the Company’s future corporate tax rate from 34% to 21%.  Though the reduced rate is expected to provide tax savings to the Company in future periods, the reduction resulted in the $1.1 million ajustment of the Company’s deferred tax asset, which was previously valued based upon the projection of a  34% future tax benefit.

The difference in net income, after the Tax Act adjustment, for the year ended December 31, 2017 and December 31, 2016 resulted, in part, from an increase in interest income due to the Company’s growing loan portfolio, offset by interest expense from the growth in deposits, an increase in provision for loan losses of $315 thousand and a $331 thousand decrease in gain on the sale of securities. The Company experienced a 1.2% increase in full-time equivalent employees from eighty-three (83) at December 31, 2016 to eighty-four (84) at December 31, 2017. The increase in the number of employees, together with annual increases in salaries and benefits, resulted in an increase in overall salary and benefits of $749 thousand

RESULTS OF OPERATIONS

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

2017 Compared to 2016

Total interest income for the year ended December 31, 2017 was $34.1 million, compared to $30.3 million for the year ended December 31, 2016. Total interest expense for the year ended December 31, 2017 was $4.3 million, compared to $3.9 million for the year ended December 31, 2016. The increase in interest income is due to the growth in loan balances, the investment portfolio, interest bearing deposits with banks, and increased yields on the taxable investment portfolio and interest bearing deposits with banks, offset by lower yields on the taxable and non-taxable loan portfolio and non-taxable investment portfolio.  The increase in interest expense is primarily due to growth in interest bearing demand deposit, NOW and money markets, savings,  and certificate of deposit balances,  and a slight increase in the certificate of deposit yield, offset by a decrease in securities sold under agreements to repurchase and FHLB borrowings.  Net interest income increased 12.7% to $29.8 million for the year ended December 31, 2017 as compared to $26.4 million for the year ended December 31, 2016.

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

Embassy Bancorp, Inc.

The Company’s net interest margin for the year ended December 31, 2017 was 3.24% compared to 3.25% for the year ended December 31, 2016. The decrease in the margin is due primarily to the decrease in loan and non-taxable investment rates and increase in certificate of deposit rates associated with the current market conditions, offset by the increased yields on the taxable investment portfolio and interest bearing deposits with banks and coupled with the significant growth in the loan, interest bearing deposits, savings and certificate of deposit balances. During this market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015

	Average		Tax Equivalent	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

				(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$816,235	$31,257	3.83%	$722,480	$27,951	3.87%	$643,774	$25,823	4.01%
Loans - non-taxable (1)	9,051	276	4.62%	9,635	295	4.63%	9,887	315	4.83%
Investment securities - taxable (3)	53,641	930	1.73%	51,853	764	1.47%	49,280	795	1.61%
Investment securities - non-taxable (1) (3)	38,436	1,311	5.17%	33,031	1,176	5.39%	33,264	1,193	5.43%
Federal funds sold	925	10	1.08%	708	3	0.47%	680	2	0.29%
Time deposits	-	-	0.00%	-	-	0.00%	185	1	0.54%
Interest bearing deposits with banks	25,511	296	1.16%	18,224	133	0.73%	6,728	124	1.84%

TOTAL INTEREST EARNING ASSETS	943,799	34,080	3.70%	835,931	30,322	3.72%	743,798	28,253	3.90%

Less allowance for loan losses	(6,723)			(6,238)			(5,769)
Other assets	35,267			34,451			32,107

TOTAL ASSETS	$972,343			$864,144			$770,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$110,149	$100	0.09%	$78,707	$67	0.09%	$60,401	$41	0.07%
Savings	505,186	2,458	0.49%	467,846	2,294	0.49%	406,642	1,978	0.49%
Certificates of deposit	135,737	1,725	1.27%	120,587	1,488	1.23%	83,278	859	1.03%
Securities sold under agreements to repurchase and other borrowings	11,830	22	0.19%	21,221	49	0.23%	72,892	257	0.35%

TOTAL INTEREST BEARING LIABILITIES	762,902	4,305	0.56%	688,361	3,898	0.57%	623,213	3,135	0.50%

Non-interest bearing demand deposits	124,828			97,555			76,062
Other liabilities	6,692			6,356			5,730
Stockholders' equity	77,921			71,872			65,131

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$972,343			$864,144			$770,136

Net interest income		$29,775			$26,424			$25,118
Net interest spread			3.14%			3.15%			3.40%
Net interest margin			3.24%			3.25%			3.48%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis. The tax rate used was 34%.
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

	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$3,627	$(321)	$3,306	$3,157	$(1,029)	$2,128
Loans - non-taxable	(18)	(1)	(19)	(8)	(12)	(20)
Investment securities - taxable	26	140	166	42	(73)	(31)
Investment securities - non-taxable	192	(57)	135	(8)	(9)	(17)
Federal funds sold	1	6	7	-	1	1
Time deposits	-	-	-	(1)	-	(1)
Interest bearing deposits with banks	53	110	163	212	(203)	9
Total net change in income on
interest-earning assets	3,881	(123)	3,758	3,394	(1,325)	2,069

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	27	6	33	12	14	26
Savings	183	(19)	164	298	18	316
Certificates of deposit	187	50	237	385	244	629
Total deposits	397	37	434	695	276	971
Securities sold under agreements to
repurchase and other borrowings	(22)	(5)	(27)	(182)	(26)	(208)
Total net change in expense on
interest-bearing liabilities	375	32	407	513	250	763
Change in net interest income	$3,506	$(155)	$3,351	$2,881	$(1,575)	$1,306

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

For the year ended December 31, 2017, the provision for loan losses was $1.1 million, compared to $770 thousand for the year ended December 31, 2016. The increase in the provision for loan losses was primarily due to the loan growth, along with the increase in charge-offs in 2017 over 2016.  Loans grew $59.1 million, or 7.5%, in 2017 over 2016.  Total charge-offs were $575 thousand in 2017 compared to $321 thousand in 2016. The allowance for loan losses as of December 31, 2017 was $7.0 million, as comparable to $6.5 million as of December 31, 2016,  both representing 0.82% of outstanding loans. Based principally on current economic conditions, perceived asset quality, and loan-loss experience of comparable institutions in the Company’s market area, the allowance is believed to be adequate.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily credit card processing fees, service fees on deposit and loan relationships and income from bank owned life insurance. Non-interest income also

Embassy Bancorp, Inc.

may include net gains and losses from the sale of available for sale securities. Total non-interest income was $3.0 million for the year ended December 31, 2017 compared to $3.2 million for the year ended December 31, 2016.  This decrease in non-interest income is due to a $105 thousand, or 5.9%, decrease in fees from credit card processing services due to a conversion to a new merchant processing provider and a decrease of $331 thousand in gain on the sale of securities, offset by an increase in deposit service fees in the amount of $135 thousand, or 18.2%, over 2016,  an increase in bank owned life insurance of $73 thousand, or 19.0%, and a decrease of $10 thousand in impairment of other real estate owned, or 12.5%.  As the deposit customer account base continues to grow and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company. Unlike many in the industry, the Company does not derive additional non-interest fee income by selling its mortgages in the secondary market, nor does it offer trust or investment/brokerage services to its customers.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2017 was $19.8 million, compared to $18.8 million for the year ended December 31, 2016. The increase in non-interest expenses is primarily due to an increase of $749 thousand, or 9.4%, over 2016, in salaries and employee benefits primarily due to changes in staff, number of employees, and the annual increase in salaries and benefits. The Company had eighty-four (84) compared to eighty-three (83) full-time equivalent employees at December 31, 2017 and December 31, 2016, respectively.  Additional increases in non-interest expenses are attributable to: an increase of $292 thousand, or 18.0%, over 2016, in data processing expense due to the implementation of mobile banking products and an increased customer base;  an increase of $40 thousand, or 6.8%, in professional fees; an increase of $75 thousand, or 17.5%, in FDIC insurance primarily due to the growth in deposits; an increase of $74 thousand, or 10.7%, in charitable contributions due primarily from educational improvement tax credit program contributions, offset by a decrease of $107 thousand, or 6.4%, in credit card processing due to a conversion to a new merchant processing vendor; a decrease of $50 thousand, or 50.0%, in other real estate owned expenses and a decrease of $67 thousand, or 5.1%, in other expenses primarily due to less postage on advertising mailers.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law. A description of the Tax Act and the effect to the Company is located on page 25 of this report, and incorporated in here by reference.

The provision for income taxes was $4.5 million and $2.9 million for December 31, 2017 and December 31, 2016, respectively.  Of the $4.5 million provision for income taxes in 2017, $1.1 million was due to the recognition of the one-time Tax Act adjustment to the Company’s deferred tax asset. The one-time Tax Act adjustment of $1.1 million represents approximately ($0.15) per diluted share, based on the fourth quarter weighted average diluted shares of 7.5 million. The effective rate on income taxes for the years ended December 31, 2017 and 2016 was 38.3% and 28.5%, respectively.

Embassy Bancorp, Inc.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the management of the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk, non-investment grade, securities or derivatives as of December 31, 2017.

The Company’s securities portfolio was $90.3 million at December 31, 2017, a $4.7 million increase from securities of $85.6 million at December 31, 2016. The Company’s securities have increased primarily due to purchases in the amount of $37.1 million, offset by a combination of investment principal pay-downs, maturities, calls and sales totaling $32.2 million and a $62 thousand increase in unrealized gains. The carrying value of the securities portfolio as of December 31, 2017 includes a net unrealized gain of $24 thousand, as compared to a net unrealized loss of $38 thousand as of December 31, 2016, which is recorded to accumulated other comprehensive income in stockholders’ equity. This increase in the unrealized gain is due primarily to the changes in market conditions from 2016 to 2017.  No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2017, 2016 and 2015.

	2017	2016	2015

		(In Thousands)

U.S. Government agency obligations	$9,988	$32,488	$34,570
Municipal securities	38,321	38,808	41,204
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	41,987	14,302	1,479
Total Securities Available for Sale	$90,296	$85,598	$77,253

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2017.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		Over 1-5 Years		Over 5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Government agency
obligations	$6,998	1.14%	$2,990	1.14%	$-	-	$-	-	$9,988	1.14%
Municipal securities	1,882	4.76%	5,935	5.84%	7,980	4.77%	22,524	5.17%	38,321	5.17%
U.S. GSE - Mortgage-
backed securities-
residential	7	4.04%	6,239	4.23%	35,741	2.55%	-	-	41,987	2.52%
Total Debt Securities	$8,887	1.91%	$15,164	3.48%	$43,721	2.96%	$22,524	5.17%	$90,296	3.49%

Embassy Bancorp, Inc.

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2017, 2016, 2015, 2014 and 2013. All of the Company’s loans are to domestic borrowers.

	December 31, 2017		December 31, 2016		December 31, 2015
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$347,292	40.46%	$321,730	40.27%	$289,304	41.92%
Commercial construction	30,090	3.51%	28,606	3.58%	17,786	2.58%
Commercial	36,406	4.24%	39,045	4.89%	34,955	5.06%
Residential real estate	443,601	51.68%	408,872	51.17%	347,316	50.33%
Consumer	904	0.11%	718	0.09%	745	0.11%

Gross loans	858,293	100.00%	798,971	100.00%	690,106	100.00%
Unearned origination (fees) costs	458		144		9
Allowance for loan losses	(7,040)		(6,517)		(6,068)

	$851,711		$792,598		$684,047

	December 31, 2014		December 31, 2013
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$249,454	40.84%	$235,545	41.40%
Commercial construction	23,220	3.80%	21,109	3.71%
Commercial	34,182	5.60%	28,017	4.92%
Residential real estate	302,908	49.60%	283,421	49.82%
Consumer	972	0.16%	846	0.15%

Gross loans	610,736	100.00%	568,938	100.00%
Unearned origination (fees) costs	(155)		(355)
Allowance for loan losses	(5,614)		(5,326)

	$604,967		$563,257

Embassy Bancorp, Inc.

The following table shows the maturities of the commercial loan portfolio and the loans subject to interest rate fluctuations at December 31, 2017.

	One year or Less	After One Year Through Five Years	After Five Years	Total

	(In Thousands)

Commercial real estate	$41,360	$179,503	$126,429	$347,292
Commercial construction	25,895	4,195	-	30,090
Commercial	13,151	17,359	5,896	36,406

	$80,406	$201,057	$132,325	$413,788

Fixed Rates	$51,020	$195,404	$132,293	$378,717
Variable Rates	29,386	5,653	32	35,071

	$80,406	$201,057	$132,325	$413,788

Credit Risk and Loan Quality

The allowance for loan losses increased $523 thousand to $7.0 million at December 31, 2017 from $6.5 million at December 31, 2016. At December 31, 2017 and December 31, 2016, the allowance for loan losses represented 0.82%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2017, aggregate balances on non-performing loans equaled $5.5 million compared to $6.0 million at December 31, 2016, representing 0.64% and 0.76% of total loans at December 31, 2017 and December 31, 2016, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings). Troubled debt restructuring loans, which are considered non-performing loans, outstanding at December 31, 2017 and 2016 totaled $4.8 million, respectively. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection.  A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. At December 31, 2017 and December 31, 2016 the Company had $499 thousand and $482 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.

Embassy Bancorp, Inc.

As of December 31, 2017 the Company had three (3) foreclosed assets totaling $458 thousand, one in the amount of $132 thousand acquired in October 2010,  one in the amount of $225 thousand acquired in August 2014, and one in the amount of $101 thousand acquired in December 2017. The details for the non-performing loans and assets are included in the following table:

	December 31,

	2017	2016	2015	2014	2013

	(Dollars In Thousands)

Non-accrual - commercial	$104	$280	$230	$1,318	$1,824
Non-accrual - consumer	686	874	529	366	481
Restructured, accruing interest	4,705	4,831	4,723	4,975	7,354
Loans past due 90 or more days, accruing interest	-	55	-	-	763
Total nonperforming loans	5,495	6,040	5,482	6,659	10,422
Foreclosed assets	458	480	1,224	1,106	659
Total nonperforming assets	$5,953	$6,520	$6,706	$7,765	$11,081
Nonperforming loans to total loans	0.64%	0.76%	0.79%	1.09%	1.83%
Nonperforming assets to total assets	0.60%	0.71%	0.83%	1.08%	1.65%

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.82% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2017, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2017, the Company had $10.0 million of impaired loans (defined as a loan that management feels probable the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or loans considered to be troubled debt restructurings) compared to $11.2 million at December 31, 2016.  Most of the Company’s impaired loans required no specific reserves due to adequate collateral.  As of December 31, 2017, the Company had impaired loans of $1.2 million requiring a specific reserve of $251 thousand.  As of December 31, 2016, the Company had impaired loans of $1.1 million requiring a specific reserve of $296 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2017	2016	2015	2014	2013

	(Dollars In Thousands)

Loans receivable at end of year	$858,751	$799,115	$690,115	$610,581	$568,583

Allowance for loan losses:
Balance, beginning	$6,517	$6,068	$5,614	$5,326	$5,147
Provision for loan losses	1,085	770	532	250	992
Loans charged off:
Commercial real estate	(217)	(35)	(60)	(10)	(530)
Commercial construction	-	-	-	(50)	(197)
Commercial	(152)	(75)	-	(38)	(13)
Residential real estate	(206)	(207)	(28)	(63)	(112)
Consumer	-	(4)	-	-	(5)
Total charged off	(575)	(321)	(88)	(161)	(857)
Recoveries of loans previously charged-off:
Commercial real estate	13	-	10	-	13
Commercial construction	-	-	-	198	-
Commercial	-	-	-	1	3
Residential real estate	-	-	-	-	28
Consumer	-	-	-	-	-
Total recoveries	13	-	10	199	44
Net charged off	(562)	(321)	(78)	38	(813)
Balance at end of year	$7,040	$6,517	$6,068	$5,614	$5,326

Allowance for loan losses to loans
receivable at end of year	0.82%	0.82%	0.88%	0.92%	0.94%

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories and the related percent of total loans in each category. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2017	% of Total Loans	December 2016	% of Total Loans	December 2015	% of Total Loans	December 2014	% of Total Loans	December 2013	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$2,251	40.46%	$2,349	40.27%	$2,132	41.92%	$1,704	40.84%	$1,791	41.40%
Commercial construction	369	3.51%	516	3.58%	294	2.58%	401	3.80%	495	3.71%
Commercial	472	4.24%	423	4.89%	402	5.06%	407	5.60%	349	4.92%
Residential real estate	3,510	51.68%	2,937	51.17%	2,529	50.33%	1,955	49.60%	2,068	49.82%
Consumer	18	0.11%	15	0.09%	29	0.11%	22	0.16%	24	0.15%
Unallocated	420		277		682		1,125		599

Total Allowance for Loan Losses	$7,040	100.00%	$6,517	100.00%	$6,068	100.00%	$5,614	100.00%	$5,326	100.00%

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

Total deposits at December 31, 2017 were $900.9 million, an increase of $67.5 million, or 8.1%, over total deposits of $833.4 million as of December 31, 2016.  The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2017	December 31, 2016	December 31, 2015

		(In Thousands)
Demand, non-interest bearing	$139,974	$117,208	$89,959
Demand, NOW and money market, interest bearing	110,122	97,687	67,402
Savings	507,840	488,701	406,361
Time, $100 and over	103,945	89,020	59,533
Time, other	38,973	40,768	37,011

Total deposits	$900,854	$833,384	$660,266

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits:

	December 31, 2017		December 31, 2016		December 31, 2015
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$110,149	0.09%	$78,707	0.09%	$60,401	0.07%
Savings	505,186	0.49%	467,846	0.49%	406,642	0.49%
Certificates of deposit	135,737	1.27%	120,587	1.23%	83,278	1.03%
Total interest bearing deposits	751,072	0.49%	667,140	0.58%	550,321	0.52%
Non-interest bearing demand deposits	124,828		97,555		76,062
Total	$875,900		$764,695		$626,383

Embassy Bancorp, Inc.

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $100,000 or more:

December 31, 2017
(In Thousands)
3 months or less	$18,559
Over 3 through 6 months	25,395
Over 6 through 12 months	27,731
Over 12 months	32,260

Total	$103,945

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

The Bank has borrowing capacity with the FHLBank Pittsburgh (“FHLB”) of approximately $494.8 million, which includes a line of credit for $150.0 million. There were no short-term or long-term loans outstanding with the FHLB as of December 31, 2017 and December 31, 2016. FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party (the “Beneficiary”), which secure public deposits in the Bank. The Company, through the Bank, had $3.5 million of FHLB deposit letters of credit outstanding as of December 31, 2016 and none as of December 31, 2017. All FHLB borrowings are secured by qualifying assets of the Bank. The Bank also has a $10.0 million line of credit with Atlantic Community Bankers Bank, of which none was outstanding at December 31, 2017. Advances from this line are unsecured.

Because of the composition of the Company’s balance sheet, its strong capital base, deposit growth, and borrowing capacity, the Company believes that it remains well positioned with respect to liquidity. While it is desirable to be liquid, it has the effect of a lower interest margin. The majority of the Company’s funds are invested in loans; however, a portion is invested in investment securities that generally carry a lower yield.

Embassy Bancorp, Inc.

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the year ended December 31, 2017

	2018	2019-2020	2021-2022	Thereafter	Total

	(In Thousands)
Time deposits	$94,107	$33,115	$15,696	$-	$142,918
Operating Leases	1,335	1,725	492	-	3,552

Total	$95,442	$34,840	$16,188	$-	$146,470

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2017 and December 31, 2016 totaled $123.3 million and $100.3 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

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

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2017, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Embassy Bancorp, Inc.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2017	December 31, 2016

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$79,669	$73,061
Tier 2, allowable portion of allowance for loan losses	7,040	6,517

Total capital	$86,709	$79,578

Common equity tier 1 capital ratio	11.5%	11.2%
Tier 1 risk based capital ratio	11.5%	11.2%
Total risk based capital ratio	12.5%	12.2%
Tier 1 leverage ratio	8.0%	8.0%

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The revised minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2017	December 31, 2016

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$79,750	$73,302
Tier 2, allowable portion of allowance for loan losses	7,040	6,517

Total capital	$86,790	$79,819

Common equity tier 1 capital ratio	11.5%	11.2%
Tier 1 risk based capital ratio	11.5%	11.2%
Total risk based capital ratio	12.5%	12.2%
Tier 1 leverage ratio	8.0%	8.1%

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

Embassy Bancorp, Inc.

		Over 3	Over 1	Over 4
	0 to 3	Months to	Year to	Years to	Over 5
	Months	12 Months	3 Years	5 Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$8,808	$-	$-	$-	$-	$8,808
Investment securities	4,551	11,675	34,052	15,048	25,553	90,879
Loans, gross	110,508	131,868	247,373	145,239	223,763	858,751

Total interest-earning assets	123,867	143,543	281,425	160,287	249,316	958,438

Interest-bearing liabilities
NOW and money market accounts	1,021	109,101	-	-	-	110,122
Savings	451,294	56,546	-	-	-	507,840
Certificates of deposit	25,571	68,537	33,114	15,696	-	142,918
Other borrowed funds	-	-	-	-	-	-
Repurchase agreements
and federal funds purchased	9,999	-	-	-	-	9,999

Total interest-bearing liabilities	487,885	234,184	33,114	15,696	-	770,879

GAP	$(364,018)	$(90,641)	$248,311	$144,591	$249,316	$187,559

CUMULATIVE GAP	$(364,018)	$(454,659)	$(206,348)	$(61,757)	$187,559

GAP TO INTEREST EARNING
ASSETS	-37.98%	-9.46%	25.91%	15.09%	26.01%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-37.98%	-47.44%	-21.53%	-6.44%	19.57%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2017. For income simulation purposes, personal savings accounts are repriced quarterly and NOW and business savings reprice every 4 to 12 months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.3%
Down 200 basis points	-5.4%

Up 100 basis points	-1.6%
Up 200 basis points	-3.7%

Embassy Bancorp, Inc.

Return on Assets and Equity

For the year ended December 31, 2017, the return on average assets was 0.75%, the return on average equity was 9.37%, and the ratio of average shareholders’ equity to average total assets was 8.01%.

For the year ended December 31, 2016, the return on average assets was 0.83%, the return on average equity was 9.95%, and the ratio of average shareholders’ equity to average total assets was 8.32%.

The decrease in the return on average assets and return on average equity, from 2017 to 2016, is primarily due to the Tax Act adjustment of $1.1 million.

Dividend Payout Ratio

For the year ended December 31, 2017 and 2016 the dividend payout ratio was 14.27% and 13.46%, respectively.

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

Embassy Bancorp, Inc.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not required.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Management Report on Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/
	/s/ David M. Lobach, Jr.	/s/ Judith A. Hunsicker
	David M. Lobach, Jr.	Judith A. Hunsicker
	Chairman, President and	First Executive Officer, Chief Operating
	Chief Executive Officer	Officer, Secretary and Chief Financial
	March 15, 2018	Officer
March 15, 2018

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Embassy Bancorp, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and its subsidiary, Embassy Bank for the Lehigh Valley (collectively the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded

Embassy Bancorp, Inc.

as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania

We have served as the Company's auditor since 2001.

March 15, 2018

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2017	2016

	(In Thousands, Except Share Data)
Cash and due from banks	$14,021	$14,574
Interest bearing demand deposits with banks	18,513	8,644
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	33,534	24,218
Securities available for sale	90,296	85,598
Restricted investment in bank stock	583	624
Loans receivable, net of allowance for loan losses of $7,040 in 2017; $6,517 in 2016	851,711	792,598
Premises and equipment, net of accumulated depreciation	1,929	2,109
Bank owned life insurance	13,186	12,728
Accrued interest receivable	1,983	1,749
Other real estate owned	458	480
Other assets	3,286	4,129
Total Assets	$996,966	$924,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$139,974	$117,208
Interest bearing	760,880	716,176
Total Deposits	900,854	833,384
Securities sold under agreements to repurchase	9,999	11,889
Accrued interest payable	874	813
Other liabilities	5,470	4,869
Total Liabilities	917,197	850,955
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2017 issued 7,475,360 shares; outstanding 7,450,013 shares;
2016 issued 7,452,462 shares; outstanding 7,443,472 shares	7,492	7,453
Surplus	24,998	24,603
Retained earnings	47,602	41,344
Accumulated other comprehensive income (loss)	19	(24)
Treasury stock, at cost: 25,347 and 8,990 shares at December 31, 2017 and
December 31, 2016, respectively	(342)	(98)
Total Stockholders' Equity	79,769	73,278
Total Liabilities and Stockholders' Equity	$996,966	$924,233

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2017	2016

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans receivable, including fees	$31,533	$28,246
Securities, taxable	930	764
Securities, non-taxable	1,311	1,176
Federal funds sold, and other	306	136
Total Interest Income	34,080	30,322
INTEREST EXPENSE
Deposits	4,283	3,849
Securities sold under agreements to repurchase	12	12
Short-term borrowings	10	32
Long-term borrowings	-	5
Total Interest Expense	4,305	3,898
Net Interest Income	29,775	26,424
PROVISION FOR LOAN LOSSES	1,085	770
Net Interest Income after Provision for Loan Losses	28,690	25,654
OTHER INCOME
Credit card processing fees	1,669	1,774
Other service fees	878	743
Bank owned life insurance	458	385
Gain on sale of securities, net	19	350
Gain on sale of other real estate owned	21	21
Impairment on other real estate owned	(70)	(80)
Total Other Income	2,975	3,193
OTHER EXPENSES
Salaries and employee benefits	8,743	7,994
Occupancy and equipment	2,659	2,680
Data processing	1,912	1,620
Credit card processing	1,567	1,674
Advertising and promotion	1,431	1,445
Professional fees	630	590
FDIC insurance	503	428
Insurance	59	60
Loan & real estate	252	240
Charitable contributions	766	692
Other real estate owned expenses	50	100
Other	1,259	1,326
Total Other Expenses	19,831	18,849

Income before Income Taxes	11,834	9,998
INCOME TAX EXPENSE	4,534	2,850
Net Income	$7,300	$7,148

BASIC EARNINGS PER SHARE	$0.98	$0.96

DILUTED EARNINGS PER SHARE	$0.97	$0.96

DIVIDENDS PER SHARE	$0.14	$0.13

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017		2016

	(In Thousands)

Net Income		$7,300		$7,148
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain (loss)
on securities available for sale	80		(1,560)
Less: reclassification adjustment
for realized gains	(19)		(350)
	61		(1,910)
Income tax effect	(18)		650
Net unrealized gain (loss)	43		(1,260)
Other comprehensive gain (loss), net of tax		43		(1,260)
Comprehensive Income		$7,343		$5,888

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2015	$7,408	$24,299	$35,158	$1,236	$-	$68,101
Net income	-	-	7,148	-	-	7,148
Other comprehensive loss, net of tax	-	-	-	(1,260)	-	(1,260)
Dividend declared, $.13 per share	-	-	(962)	-	-	(962)
Compensation expense recognized on stock options	-	27	-	-	-	27
Common stock grants to directors and
officers, 25,139 shares, net of unearned
compensation expense of $450	25	86	-	-	-	111
Purchase treasury stock, 8,990 shares
at $10.85 per share	-	-	-	-	(98)	(98)
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 19,776 shares	20	191	-	-	-	211
BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278

BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278
Net income	-	-	7,300	-	-	7,300
Other comprehensive income, net of tax	-	-	-	43	-	43
Dividend declared, $.14 per share	-	-	(1,042)	-	-	(1,042)
Compensation expense recognized on stock options	-	6	-	-	-	6
Common stock grants to directors and
officers, 21,488 shares, net of unearned
compensation expense of $610	21	143	-	-	-	164
Shares issued under employee stock purchase plan, 3,635 shares	4	50	-	-	-	54
Purchase treasury stock, 6,557 shares
at $14.80 per share and 9,800 shares at
$15.00 per share	-	-	-	-	(244)	(244)
Shares issued under Dividend Reinvestment and Stock Purchase Plan, 14,107 shares	14	196	-	-	-	210
BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,300	$7,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,085	770
Amortization of deferred loan costs	93	113
Depreciation and amortization	671	730
Net amortization of investment security premiums and discounts	257	306
Stock compensation expense	102	76
Net realized gain on sale of other real estate owned	(21)	(21)
Impairment on other real estate owned	70	80
Income on bank owned life insurance	(458)	(385)
Deferred income taxes	(263)	77
Tax rate adjustment	1,141	-
Net realized gain on sale of securities available for sale	(19)	(350)
Increase in accrued interest receivable	(234)	(112)
Decrease in other assets	824	16
Increase in accrued interest payable	61	351
(Decrease) increase in other liabilities	(188)	404
Net Cash Provided by Operating Activities	10,421	9,203
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(37,059)	(29,288)
Maturities, calls and principal repayments of securities available for sale	17,265	11,326
Proceeds from sales of securities available for sale	14,920	7,751
Net increase in loans	(60,392)	(108,952)
Net redemption of restricted investment in bank stock	41	1,554
Proceeds from sale of other real estate owned	53	182
Purchases of premises and equipment	(491)	(581)
Net Cash Used in Investing Activities	(65,663)	(118,008)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	67,470	173,118
Net decrease in securities sold under agreements to repurchase	(1,890)	(15,646)
Proceeds from Employee Stock Purchase Plan	54	-
Decrease in short-term borrowed funds	-	(39,306)
Payment of long-term borrowed funds	-	(3,820)
Acquisition of treasury stock	(244)	(98)
Proceeds from Dividend Reinvestment Plan	210	211
Dividends paid	(1,042)	(962)
Net Cash Provided by Financing Activities	64,558	113,497
Net Increase in Cash and Cash Equivalents	9,316	4,692
CASH AND CASH EQUIVALENTS - BEGINNING	24,218	19,526
CASH AND CASH EQUIVALENTS - ENDING	$33,534	$24,218

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,881	$3,547

Income taxes paid	$3,502	$2,636

Other real estate sold through bank financing	$-	$523

Deferral of gain from sale of other real estate sold through bank financing	$21	$21

Other real estate acquired in settlement of loans	$101	$41

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

Other than temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an

Embassy Bancorp, Inc.

entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2017 and 2016.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2017.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

The general portion of the allowance for loan losses covers pools of loans by major loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and other consumer loans. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using the loss migration method plus a qualitative factor, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans evaluated and measured for impairment under FASB ASC 450. The historical loss factor for each pool, includes but is not limited to, an average of the Company’s historical net charge-off ratio for the most recent year and the prior rolling four years.

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

Embassy Bancorp, Inc.

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a tax deferred investment and a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Company on certain of its employees and directors.  The Company is the owner and primary beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from increases in cash surrender value of the policies is included in non-interest income and is not subject to income taxes unless surrendered. The Company does not intend to surrender these policies, and accordingly, no deferred taxes have been recorded on the earnings from these policies.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives of the related assets: furniture, fixtures and equipment for five to ten years, leasehold improvements for ten to fifteen years, computer equipment and data processing software for one to five years, and automobiles for five years.

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

Income Taxes

Income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income.  Deferred income taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carry forwards and their tax basis. Deferred tax assets are reduced by a valuation

Embassy Bancorp, Inc.

allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate tax rate from 34% to 21%. This rate reduction was effective January 1, 2018.

Under Generally Accepted Accounting Principles (“GAAP”), the Company uses the asset and liability method of accounting for income taxes. With this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2017, the Company’s net deferred tax asset totaled approximately $1.8 million as adjusted for the reduction in the corporate tax rate to 21% from 34%. The Company recognized a reduction in the value of its deferred tax asset of $1.1 million in December, which is recorded as additional income tax expense in the Company’s Consolidated Statement of Income. The Company recognized a reduction in the value of its deferred tax asset of $1.1 million in December, which is recorded as additional income tax expense in the Company’s Consolidated Statement of Income. The one-time Tax Act adjustment of $1.1 million represents approximately ($0.15) per diluted share, based on the fourth quarter weighted average diluted shares of 7.5 million.

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

	Year Ended December 31,
	2017	2016

	(Dollars In Thousands, Except Per Share Data)

Net income	$7,300	$7,148

Weighted average shares outstanding	7,448,931	7,415,372
Dilutive effect of potential common
shares, stock options	60,424	49,973
Diluted weighted average common
shares outstanding	7,509,355	7,465,345
Basic earnings per share	$0.98	$0.96
Diluted earnings per share	$0.97	$0.96

Anti-dilutive stock options of 4,227 were not considered in computing diluted earnings per common share for the year ended December 31, 2016. There were no stock options not considered in computing diluted earnings per common share for the year ended December 31, 2017.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible

Embassy Bancorp, Inc.

participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2017 and 2016 were $163 thousand and $151 thousand, respectively.

Off Balance Sheet Financial Instruments

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

Subsequent Events

The Company follows ASC Topic 855 Subsequent Events.  This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued.  The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt the ASU in the first quarter of 2018. Based on the Company’s evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of ASU 2014-09 because either the revenue

Embassy Bancorp, Inc.

from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes anticipated with the adoption of ASU 2014-09 will likely be similar to our current revenue recognition practices.  The Company evaluated certain non-interest revenue streams, including, deposit related fees, service and interchange fees, merchant income, and gains on seller financed real estate to determine the potential impact of the guidance on the Company’s Consolidated Financial Statements. The Company is expected to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. The Company expects additional financial statement disclosures of non-interest income revenue streams and associated internal controls to be implemented along with the adoption of this ASU. In addition, we are reviewing our business processes, systems and controls to support recognition and disclosures under the new standard. This Update is not expected to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for the Company in 2019. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is continuing their assessment of the impact this new standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This guidance is effective for the Company in 2021. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations, however due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes to the Company’s accounting for credit losses on financial instruments.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)” (“ASU 2017-08”). ASU 2017-08 will amend the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for the Company in 2019. Early application is permitted for any interim period. Currently the Company amortizes callable debt securities to the earliest call date. The Company evaluated this ASU and determined there is no impact.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update were made to address concerns over accounting for deferred taxes as a result of the Tax Cuts and Jobs Act. GAAP requires that deferred tax assets and liabilities be adjusted for the current effect of the change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. Due to the adjustment of deferred taxes flowing through income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) do not reflect the appropriate tax rate. As a result of this difference, the ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company evaluated this ASU and determined there is no impact.

Embassy Bancorp, Inc.

Reclassification

Certain amounts in the 2016 consolidated financial statements may have been reclassified to conform to 2017 presentation. These reclassifications had no effect on the 2016 net income.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows at December 31, 2017 and 2016, respectively:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2017 :
U.S. Government agency obligations	$10,039	-	(51)	$9,988
Municipal bonds	37,701	1,089	(469)	38,321
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	42,532	80	(625)	41,987
Total	$90,272	$1,169	$(1,145)	$90,296

December 31, 2016 :
U.S. Government agency obligations	$32,581	$12	$(105)	$32,488
Municipal bonds	38,410	1,161	(763)	38,808
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	14,645	114	(457)	14,302
Total	$85,636	$1,287	$(1,325)	$85,598

The amortized cost and fair value of securities as of December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$8,889	$8,880
Due after one year through five years	8,758	8,925
Due after five years through ten years	7,979	7,980
Due after ten years	22,114	22,524
	47,740	48,309
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	42,532	41,987
	$90,272	$90,296

Gross gains of $19 thousand and $350 thousand were realized on sales of securities for the years ended December 31, 2017and 2016, respectively. There were no gross losses in 2017or 2016 on the sale of securities.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017 :	(In Thousands)
U.S. Government agency obligations	$7,003	$(24)	$2,985	$(27)	$9,988	$(51)
Municipal bonds	2,415	(77)	6,235	(392)	8,650	(469)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	25,295	(305)	11,502	(320)	36,797	(625)
Total Temporarily Impaired Securities	$34,713	$(406)	$20,722	$(739)	$55,435	$(1,145)

December 31, 2016 :
U.S. Government agency obligations	$20,388	$(105)	$-	$-	$20,388	$(105)
Municipal bonds	8,595	(763)	-	-	8,595	(763)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	13,206	(457)	-	-	13,206	(457)
Total Temporarily Impaired Securities	$42,189	$(1,325)	$-	$-	$42,189	$(1,325)

The Company had thirty-eight  (38) securities in an unrealized loss position at December 31, 2017.  Unrealized losses are due only to market rate fluctuations. As of December 31, 2017, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Securities with a carrying value of $87.3 million and $71.8 million at December 31, 2017 and December 31, 2016, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 3 – Loans Receivable

The following table presents the composition of loans receivable:

	Year Ended December 31,
	2017	2016

	(In Thousands)

Commercial real estate	$347,292	$321,730
Commercial construction	30,090	28,606
Commercial	36,406	39,045
Residential real estate	443,601	408,872
Consumer	904	718

Total Loans	858,293	798,971

Unearned net loan origination costs (fees)	458	144
Allowance for Loan Losses	(7,040)	(6,517)

	$851,711	$792,598

Embassy Bancorp, Inc.

Note 4 – Allowance for Loan Losses

The changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2017	2016

Allowance for loan losses:	(In Thousands)
Balance, beginning	$6,517	$6,068
Provision for loan losses	1,085	770
Loans charged off	(575)	(321)
Recoveries	13	-
Balance at end of year	$7,040	$6,517

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2017 and 2016, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2017	(In Thousands)
Commercial real estate	$341,865	$-	$5,427	$-	$347,292
Commercial construction	29,775	-	315	-	30,090
Commercial	36,406	-	-	-	36,406
Residential real estate	442,770	-	831	-	443,601
Consumer	904	-	-	-	904
Total	$851,720	$-	$6,573	$-	$858,293

December 31, 2016
Commercial real estate	$315,579	$20	$6,131	$-	$321,730
Commercial construction	28,291	-	315	-	28,606
Commercial	38,916	29	100	-	39,045
Residential real estate	407,787	-	1,085	-	408,872
Consumer	718	-	-	-	718
Total	$791,291	$49	$7,631	$-	$798,971

Embassy Bancorp, Inc.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2017 and 2016, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017	(In Thousands)
With no related allowance recorded:
Commercial real estate	$7,383	$7,748		$6,536	$249
Commercial construction	315	315		315	11
Commercial	-	-		25	-
Residential real estate	1,043	1,329		1,072	14
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$1,003	$2
Commercial construction	-	-	-	-	-
Commercial	245	245	39	247	10
Residential real estate	986	986	212	1,053	12
Consumer	-	-	-	-	-
Total:
Commercial real estate	$7,383	$7,748	$-	$7,539	$251
Commercial construction	315	315	-	315	11
Commercial	245	245	39	272	10
Residential real estate	2,029	2,315	212	2,125	26
Consumer	-	-	-	-	-
	$9,972	$10,623	$251	$10,251	$298
December 31, 2016
With no related allowance recorded:
Commercial real estate	$8,159	$8,463		$5,924	$255
Commercial construction	315	315		565	19
Commercial	100	160		50	2
Residential real estate	1,516	1,723		1,050	23
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	279	279	64	263	12
Residential real estate	811	811	232	914	5
Consumer	-	-	-	-	-
Total:
Commercial real estate	$8,159	$8,463	$-	$5,924	$255
Commercial construction	315	315	-	565	19
Commercial	379	439	64	313	14
Residential real estate	2,327	2,534	232	1,964	28
Consumer	-	-	-	-	-
	$11,180	$11,751	$296	$8,766	$316

Embassy Bancorp, Inc.

The following table presents nonaccrual loans by classes of the loan portfolio:

	Year Ended December 31,

	2017	2016

	(In Thousands)
Commercial real estate	$104	$180
Commercial construction	-	-
Commercial	-	100
Residential real estate	686	874
Consumer	-	-
Total	$790	$1,154

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2017 and 2016, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

December 31, 2017	(In Thousands)
Commercial real estate	$2,852	$-	$104	$2,956	$344,336	$347,292	$-
Commercial construction	-	-	-	-	30,090	30,090	-
Commercial	-	-	-	-	36,406	36,406	-
Residential real estate	1,036	1,800	634	3,470	440,131	443,601	-
Consumer	-	-	-	-	904	904	-
Total	$3,888	$1,800	$738	$6,426	$851,867	$858,293	$-

December 31, 2016
Commercial real estate	$123	$-	$180	$303	$321,427	$321,730	$-
Commercial construction	-	-	-	-	28,606	28,606	-
Commercial	196	-	100	296	38,749	39,045	-
Residential real estate	595	155	929	1,679	407,193	408,872	55
Consumer	-	-	-	-	718	718	-
Total	$914	$155	$1,209	$2,278	$796,693	$798,971	$55

Embassy Bancorp, Inc.

The following table summarizes information in regards to the allowance for loan losses as of December 31, 2017 and 2016, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses
Year Ending December 31, 2017
Beginning Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517
Charge-offs	(217)	-	(152)	(206)	-	-	(575)
Recoveries	13	-	-	-	-	-	13
Provisions	106	(147)	201	779	3	143	1,085
Ending Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040

Year Ending December 31, 2016
Beginning Balance - December 31, 2015	$2,132	$294	$402	$2,529	$29	$682	$6,068
Charge-offs	(35)	-	(75)	(207)	(4)	-	(321)
Recoveries	-	-	-	-	-	-	-
Provisions	252	222	96	615	(10)	(405)	770
Ending Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517

Embassy Bancorp, Inc.

The following tables represent the allocation of the allowance for loan losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2017 and December 31, 2016, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2017
Allowance for Loan Losses
Ending Balance	$2,251	$369	$472	$3,510	$18	$420	$7,040
Ending balance: individually evaluated for impairment	$-	$-	$39	$212	$-	$-	$251
Ending balance: collectively evaluated for impairment	$2,251	$369	$433	$3,298	$18	$420	$6,789

Loans receivables:
Ending balance	$347,292	$30,090	$36,406	$443,601	$904		$858,293
Ending balance: individually evaluated for impairment	$7,383	$315	$245	$2,029	$-		$9,972
Ending balance: collectively evaluated for impairment	$339,909	$29,775	$36,161	$441,572	$904		$848,321

December 31, 2016
Allowance for Loan Losses
Ending Balance	$2,349	$516	$423	$2,937	$15	$277	$6,517
Ending balance: individually evaluated for impairment	$-	$-	$64	$232	$-	$-	$296
Ending balance: collectively evaluated for impairment	$2,349	$516	$359	$2,705	$15	$277	$6,221

Loans receivables:
Ending balance	$321,730	$28,606	$39,045	$408,872	$718		$798,971
Ending balance: individually evaluated for impairment	$8,159	$315	$379	$2,327	$-		$11,180
Ending balance: collectively evaluated for impairment	$313,571	$28,291	$38,666	$406,545	$718		$787,791

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

Embassy Bancorp, Inc.

The following table presents TDRs outstanding during the years ended December 31, 2017 and 2016, respectively:

	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
December 31, 2017
Commercial real estate	$3,002	$-	$3,002
Commercial construction	260	-	260
Commercial	245	-	245
Residential real estate	1,198	52	1,250
Consumer	-	-	-
	$4,705	$52	$4,757

December 31, 2016
Commercial real estate	$3,078	$-	$3,078
Commercial construction	260	-	260
Commercial	250	-	250
Residential real estate	1,243	-	1,243
Consumer	-	-	-
	$4,831	$-	$4,831

The following table presents newly restructured loans that occurred during the years ended December 31, 2017 and 2016, respectively:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Year Ending December 31, 2017
Residential real estate	2	$122	$52
	2	$122	$52
Year Ending December 31, 2016
Residential real estate	1	$212	$212
	1	$212	$212

Of the TDRs listed above, one loan required an impairment reserve of $9 thousand recorded in the allowance for loan losses for the twelve months ended December 31, 2017. There was not an impairment reserve recorded in the allowance for loan losses for the twelve months ended December 31, 2016.  As of the years ended December 31, 2017 and 2016,  no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the twelve months ended December 31, 2017.

Embassy Bancorp, Inc.

Note 5 - Bank Premises and Equipment

The components of premises and equipment are as follows:

	Year Ended December 31,
	2017	2016

	(In Thousands)

Furniture, fixtures and equipment	$2,951	$2,856
Leasehold improvements	3,018	3,004
Computer equipment and data processing software	2,841	2,463
Automobiles	228	184
Construction in progress	-	40

	9,038	8,547
Accumulated depreciation	(7,109)	(6,438)

	$1,929	$2,109

Depreciation expense for the years ended December 31, 2017 and 2016 was $671 thousand and $730 thousand, respectively.

Note 6 – Deposits

The components of deposits:

	Year Ended December 31,
	2017	2016

	(In Thousands)

Demand, non-interest bearing	$139,974	$117,208
Demand, NOW and money market, interest bearing	110,122	97,687
Savings	507,840	488,701
Time, $100 and over	103,945	89,020
Time, other	38,973	40,768
Total deposits	$900,854	$833,384

At December 31, 2017, the scheduled maturities of time deposits are as follows (in thousands):

2018	$94,107
2019	20,272
2020	12,843
2021	10,345
2022	5,351

$142,918

Time deposits with individual balances equal to or greater than $250,000 (FDIC insurance limit) at December 31, 2017 and 2016 totaled $57.2 million and $45.5 million, respectively.

Embassy Bancorp, Inc.

Note 7 - Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within a few days from the transaction date and are reflected at the amount of cash received in connection with the transaction. The securities are retained under the Company’s control at its safekeeping agent. The Company adjusts collateral based on the fair value of the underlying securities, on a monthly basis. Information concerning securities sold under agreements to repurchase is summarized as follows:

	Year Ended December 31,
	2017	2016

	(Dollars In Thousands)

Balance outstanding at December 31	$9,999	$11,889
Weighted average interest rate at the end of the year	0.071%	0.070%
Average daily balance during the year	$10,865	$14,500
Weighted average interest rate during the year	0.110%	0.082%
Maximum month-end balance during the year	$12,468	$25,752

Note 8 – Short-term and Long-term Borrowings

The Bank has borrowing capacity with FHLB of approximately $494.8 million, which includes a line of credit for $150.0 million. There were no short-term or long-term loans outstanding with the FHLB as of December 31, 2017 and December 31, 2016. FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party (the “Beneficiary”), which secure public deposits in the Bank. The Company, through the Bank, had $3.5 million of FHLB deposit letters of credit outstanding as of December 31, 2016 and none as of December 31, 2017. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a $10.0 million line of credit with Atlantic Community Bankers Bank, of which none was outstanding at December 31, 2017 and 2016. Advances from this line are unsecured.

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

In November 2017, the Company entered into a ground lease for a branch location on West Main Street in the Borough of Macungie, Lehigh County. The eventual opening of the branch is contingent on the prior receipt of proper construction,  regulatory approvals, and government permits, and therefore excluded from the following table.

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows:

	Related Parties	Third Parties	Total

	(In Thousands)

2018	434	901	1,335
2019	441	705	1,146
2020	449	130	579
2021	423	-	423
2022	69	-	69
Thereafter	-	-	-

	$1,816	$1,736	$3,552

Total rent expense was $1.3 million for the years ended December 31, 2017 and 2016. Rent expense to related parties was $420 thousand and $406 thousand for the years ended December 31, 2017 and 2016, respectively (see Note 14).

Note 10 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Senior Loan Officer.

The Company has a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death or disability.  As of December 31, 2017 and 2016,  other liabilities include $4.3 million and  $3.8 million, respectively, accrued under these plans.  For the years ended December 31, 2017 and 2016, $470 thousand and $430 thousand, respectively, were expensed under these plans.

Note 11 - Stock Incentive Plan and Employee Stock Purchase Plan

     Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries.  The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was

Embassy Bancorp, Inc.

500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  At December 31, 2017, there were 277,290 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also granted restricted stock to certain officers under individual agreements with these officers.  Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years.  Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the Company’s restricted stock grants activity for the year ended December 31, 2017, there have been 106,467 awards granted.  During the years ended December 31, 2017 and 2016 there were 21,488 and 25,139 awards granted, respectively. During the years ended December 31, 2017 and 2016 the Company recognized $164 thousand and $111 thousand in compensation expense for the restricted stock awards.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2017  and 2016 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2015	23,753	$10.94
Granted	25,139	12.14
Vested	(10,488)	10.70

Non-Vested at December 31, 2016	38,404	$11.79
Granted	21,488	15.07
Vested	(13,368)	12.29

Non-Vested at December 31, 2017	46,524	$13.16

In December 2016, January 2014, February 2013 and 2012, respectively, the Company granted stock options to purchase 4,227, 29,663,  29,742 and 52,611 shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  No stock options were granted in 2017 and 2015. Stock compensation expense related to these options was $6 thousand and $27 thousand for the year ended December 31, 2017 and 2016, respectively.  At December 31, 2017, approximately $9 thousand unrecognized cost to the stock options granted in 2016 will be recognized over the next 1.97 years.  The fair value of the options granted in 2016, 2014, 2013 and 2012 was determined with the following weighted average assumptions: dividend yield of 1.03% in 2016 and 0.00% in 2014, 2013 and 2012, respectively, risk free interest rate of 2.35%,  2.30%,  1.34% and 1.43%, respectively, expected life of 6.0 years, 6.0 years, 6.0 years and 7.5 years, respectively, and expected volatility of 25.58%,  28.93%,  28.79% and 31.10%, respectively.  The weighted average fair value of options granted in 2016, 2014, 2013 and 2012 was $3.28,  $2.46,  $2.14 and $2.56 per share, respectively.

Embassy Bancorp, Inc.

Activities under the SIP, related to stock options, is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2015	112,016	$7.14
Granted	4,227	12.64
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2016	116,243	$7.34
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2017	116,243	$7.34

Exercisable, December 31, 2017	113,425	$7.20

Stock options outstanding at December 31, 2017 are exercisable at prices ranging from $6.60 to $13.21 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2017 is 4.06 years and 3.96 years, respectively. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2016 was 5.06 years and 4.80 years, respectively. At December 31, 2017, the aggregate intrinsic value of options outstanding and exercisable was $998 thousand.  The intrinsic value was determined by using the latest known sales price of the Company’s common stock. The aggregate intrinsic value of options exercised for the year ending December 31, 2016 was $328 thousand. There were no options exercised for the year ending December 31, 2017.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2017:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.60 to $8.26	$7.14	112,016	3.91	112,016
$11.56 to $13.21	$12.64	4,227	7.98	1,409

		116,243	4.06	113,425

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

Embassy Bancorp, Inc.

provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 3,635 shares have been issued as of December 31, 2017.

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

The components of other comprehensive loss, both before tax and net of tax, are as follows:

	Year Ended December 31,
	2017			2016

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$80	$(24)	$56	$(1,560)	$531	$(1,029)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(19)	6	(13)	(350)	119	(231)
Total other comprehensive income (loss)	$61	$(18)	$43	$(1,910)	$650	$(1,260)

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

Embassy Bancorp, Inc.

A summary of the accumulated other comprehensive (loss) income, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2017 and 2016
Balance January 1, 2017	$(24)
Other comprehensive gain before reclassifications	56
Amounts reclassified from accumulated other comprehensive income	(13)
Net other comprehensive gain during the period	43
Balance December 31, 2017	$19

Balance January 1, 2016	$1,236
Other comprehensive loss before reclassifications	(1,029)
Amounts reclassified from accumulated other comprehensive income	(231)
Net other comprehensive loss during the period	(1,260)
Balance December 31, 2016	$(24)

\

Note 13 - Federal Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law. A description of the Tax Act and the effect to the Company is located in Note 1, “Income Taxes”, on page 55 of this report, and incorporated here by reference.

The components of income tax expense are as follows:

	Year Ended December 31,
	2017	2016

	(In Thousands)

Current	$3,656	$2,773
Deferred	(263)	77
Tax Rate Adjustment	1,141	-
	$4,534	$2,850

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statement of income is as follows:

	Year Ended December 31,
	2017	2016

	(In Thousands)

Federal income tax at statutory rate	$4,023	$3,400
Tax free interest	(528)	(491)
CSV Life Insurance	(156)	(139)
Tax Rate Adjustment	1,141	-
Other	54	80

	$4,534	$2,850

The Company follows guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes. The Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The

Embassy Bancorp, Inc.

amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2017 and 2016,  the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company is subject to U.S. federal income tax.

The components of the net deferred tax asset are as follows:

	Year Ended December 31,
	2017	2016

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,478	$2,216
Accrued SERP	905	1,306
Premises and equipment	49	36
Unrealized loss on securities available for sale	-	14
Other	78	126

Total Deferred Tax Assets	2,510	3,698

Deferred tax liabilities:
Prepaid assets	225	359
Non-qualified Stock Awards	19	3
Deferred loan costs	422	600
Unrealized gain on securities available for sale	5	-

Total Deferred Tax Liabilities	$671	$962

Net Deferred Tax Asset	$1,839	$2,736

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

Related parties were indebted to the Company for loans totaling $9.9 million and $6.9 million at December 31, 2017 and 2016, respectively.  During 2017, loans totaling $4.5 million were disbursed and loan repayments totaled $1.5 million.

Deposits with related parties were $33.8 million and $26.1 million at December 31, 2017 and 2016, respectively.

Embassy Bancorp, Inc.

Fees paid to related parties for legal services for the years ended December 31, 2017 and 2016 were approximately $76 thousand and $87 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as described in Note 9.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	Year Ended December 31,
	2017	2016

	(In Thousands)

Commitments to grant loans, fixed	$23,558	$3,507
Commitments to grant loans, variable	250	-
Unfunded commitments under lines of credit, fixed	14,913	22,636
Unfunded commitments under lines of credit, variable	79,678	69,907
Standby letters of credit	4,854	4,234

	$123,253	$100,284

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2017 and 2016 was $4.9 million and $4.2 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.6 million and $3.8 million, respectively. The current amount of the liability as of December 31, 2017 and 2016 for guarantees under standby letters of credit issued is not considered material.

Embassy Bancorp, Inc.

Note 16 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2017, the Company had a $10.7 million minimum reserve balance.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The final rules implementing BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. banks (BASEL III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019. Under the BASEL III rules the Company and the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%.  The net unrealized gain or losses on available-for-sale securities are not included in computing regulatory capital amounts. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2017, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2017 and 2016 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2017:
Total capital (to risk-weighted assets)	$86,709	12.5%	$	≥	55,416	≥	8.0%	$	≥	69,271	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	79,669	11.5		≥	31,172	≥	4.5		≥	45,026	≥	6.5
Tier 1 capital (to risk-weighted assets)	79,669	11.5		≥	41,562	≥	6.0		≥	55,416	≥	8.0
Tier 1 capital (to average assets)	79,669	8.0		≥	39,950	≥	4.0		≥	49,937	≥	5.0

December 31, 2016:
Total capital (to risk-weighted assets)	$79,578	12.2%	$	≥	52,191	≥	8.0%	$	≥	65,238	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	73,061	11.2		≥	29,357	≥	4.5		≥	42,405	≥	6.5
Tier 1 capital (to risk-weighted assets)	73,061	11.2		≥	39,143	≥	6.0		≥	52,191	≥	8.0
Tier 1 capital (to average assets)	73,061	8.0		≥	36,376	≥	4.0		≥	45,470	≥	5.0

Embassy Bancorp, Inc.

The Company’s actual capital amounts and ratios at December 31, 2017 and 2016 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2017:
Total capital (to risk-weighted assets)	$86,790	12.5%	$	≥	55,408	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	79,750	11.5		≥	31,167	≥	4.5
Tier 1 capital (to risk-weighted assets)	79,750	11.5		≥	41,556	≥	6.0
Tier 1 capital (to average assets)	79,750	8.0		≥	39,951	≥	4.0

December 31, 2016:
Total capital (to risk-weighted assets)	$79,819	12.2%	$	≥	52,192	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	73,302	11.2		≥	29,358	≥	4.5
Tier 1 capital (to risk-weighted assets)	73,302	11.2		≥	39,144	≥	6.0
Tier 1 capital (to average assets)	73,302	8.1		≥	36,377	≥	4.0

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

Embassy Bancorp, Inc.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2017 and 2016:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2017
Repurchase Agreements:
Corporate Institutions	$9,999	$-	$9,999	$(9,999)	$-	$-

December 31, 2016
Repurchase Agreements:
Corporate Institutions	$11,889	$-	$11,889	$(11,889)	$-	$-

As of December 31, 2017 and December 31, 2016, the fair value of securities pledged was $15.8 million and $14.5 million, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2017 and 2016 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$9,988	$-	$9,988
Municipal bonds	-	38,321	-	38,321
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2017 Securities available for sale	$-	$90,296	$-	$90,296

U.S. Government agency obligations	$-	$32,488	$-	$32,488
Municipal bonds	-	38,808	-	38,808
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	14,302	-	14,302
December 31, 2016 Securities available for sale	$-	$85,598	$-	$85,598

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2017 Impaired loans	$-	$-	$980	$980
December 31, 2017 Other real estate owned	$-	$-	$458	$458
December 31, 2016 Impaired loans	$-	$-	$794	$794
December 31, 2016 Other real estate owned	$-	$-	$480	$480

Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 input which are not identifiable. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses.

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

Embassy Bancorp, Inc.

At December 31, 2017, of the impaired loans having an aggregate balance of $10.0 million, $8.8 million did not require a valuation allowance because the value of the collateral securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.2 million in impaired loans, an aggregate valuation allowance of $251 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
December 31, 2017:
Impaired loans	$980	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-23.2%)
			Liquidation expenses (3)	0% to -8.5% (-7.7%)
Other real estate owned	$458	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)
December 31, 2016:
Impaired loans	$794	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-24.8%)
			Liquidation expenses (3)	0% to -10% (-7.5%)
Other real estate owned	$480	Listings, Letters of Intent & Third Party Evaluations (4)	Liquidation expenses (3)	-5% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various
Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(3)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.
(4)	Fair value is determined by listings, letters of intent or third-party evaluations.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2017 and December 31, 2016:

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

Long-Term Borrowings (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2017 and 2016:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
December 31, 2017:
Financial assets:
Cash and cash equivalents	$33,534	$33,534	$33,534	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	90,296	90,296	-	90,296	-
Loans receivable, net of allowance	851,711	849,328	-	-	849,328
Restricted investments in bank stock	583	583	-	583	-
Accrued interest receivable	1,983	1,983	-	1,983	-
Financial liabilities:
Deposits	900,854	900,232	-	900,232	-
Securities sold under agreements to
repurchase and federal funds purchased	9,999	9,994	-	9,994	-
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	874	874	-	874	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2016:
Financial assets:
Cash and cash equivalents	$24,218	$24,218	$24,218	$-	$-
Interest bearing time deposits	-	-	-	-	-
Securities available-for-sale	85,598	85,598	-	85,598	-
Loans receivable, net of allowance	792,598	790,326	-	-	790,326
Restricted investments in bank stock	624	624	-	624	-
Accrued interest receivable	1,749	1,749	-	1,749	-
Financial liabilities:
Deposits	833,384	833,627	-	833,627	-
Securities sold under agreements to
repurchase and federal funds purchased	11,889	11,886	-	11,886	-
Short-term borrowings	-	-		-
Long-term borrowings	-	-	-	-	-
Accrued interest payable	813	813	-	813	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Note 19 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	As of December 31,
	2017	2016
	(In Thousands)
ASSETS

Cash	$234	$363
Other assets	27	24
Investment in subsidiary	79,688	73,036
Total Assets	$79,949	$73,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$-	$-
Other liabilities	180	145
Stockholders’ equity	79,769	73,278
Total Liabilities and Stockholders’ Equity	$79,949	$73,423

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2017	2016
	(In Thousands)

Interest expense on borrowings	$-	$-
Other expenses	(364)	(297)
Equity in net income of banking subsidiary	7,553	7,354
Income before income taxes	7,189	7,057
Income tax benefit	111	91
Net income	$7,300	$7,148

Equity in other comprehensive (loss) gain of banking subsidiary	43	(1,260)
Comprehensive income	$7,343	$5,888

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2017	2016
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$7,300	$7,148
Adjustments to reconcile net income to net cash provided
by operating activities:
Stock compensation expense	6	27
Net change in other assets and liabilities	32	(33)
Equity in net income of banking subsidiary	(7,553)	(7,354)
Net Cash Used in Operating Activities	(215)	(212)

Cash Flows from Investing Activities:
Dividend from banking subsidiary	944	1,104
Net Cash Provided by Investing Activities	944	1,104

Cash Flows from Financing Activities:
Exercise of stock options, net of payment stock tendered,
and proceeds from ESPP and DRIP	428	322
Purchase of treasury stock	(244)	(98)
Dividends Paid	(1,042)	(962)

Net Cash Used in Financing Activities	(858)	(738)
Net Decrease in Cash	(129)	154
Cash – Beginning	363	209

Cash - Ending	$234	$363

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2017, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 43 of this report, and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2018 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2018 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2018 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2018 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2018 annual meeting of shareholders.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed on August 12, 2016).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed on August 12, 2016).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan.
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 30, 2016).
10.3	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 30, 2016).
10.4	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 30, 2016).
10.5	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 30, 2015).
10.6	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 30, 2015).
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
10.13

Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed on March 30, 2017).

10.14	Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates LLC.
10.15

Lease Renewal dated February 17, 2017 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on February 21, 2017).

10.16

Lease Agreement dated September 1, 2015 by and between Embassy Bank for the Lehigh Valley and Orwig Property Management Center Square, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on September 3, 2015).

10.17

Lease Agreement dated November 10, 2017 by and between Embassy Bank for the Lehigh Valley and Pope Valley Properties, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on November 14, 2017).

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.18	Employment Agreement – D. Lobach, dated January 1, 2006 (Incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed on March 30, 2015).
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

10.22	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K filed on March 30, 2015).
10.23

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

10.25

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K filed on March 30, 2017).

10.26

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.24 of Registrant’s Form 10-K filed on March 30, 2016).

10.27

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

10.32

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.30 of Registrant’s Form 10-K filed on March 30, 2016).

10.33

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 2, 2013).

10.34

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

10.37

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 20, 2017 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 20, 2017).

10.38

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 29, 2015).

10.39

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2016 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 27, 2016).

10.40

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 20, 2017 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 20, 2017).

10.41	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Registrant's definitive proxy statement filed on April 21, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the financial statements captions “Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly Virchow Krause LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

Embassy Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: March 15, 2018	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 15, 2018	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
Fiest Executive Officer, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2018	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 15, 2018	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 15, 2018	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 15, 2018	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 15, 2018	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 15, 2018	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 15, 2018	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 15, 2018	/s/ John T. Yurconic
John T. Yurconic, Director

Embassy Bancorp, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed on August 12, 2016).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed on August 12, 2016).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan.
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 30, 2016).
10.3	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 30, 2016).
10.4	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 30, 2016).
10.5	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 30, 2015).
10.6	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 30, 2015).
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
10.13

Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed on March 30, 2017).

10.14	Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates LLC.
10.15

Lease Renewal dated February 17, 2017 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on February 21, 2017).

10.16

Lease Agreement dated September 1, 2015 by and between Embassy Bank for the Lehigh Valley and Orwig Property Management Center Square, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on September 3, 2015).

10.17

Lease Agreement dated November 10, 2017 by and between Embassy Bank for the Lehigh Valley and Pope Valley Properties, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on November 14, 2017).

Embassy Bancorp, Inc.

EXHIBIT INDEX (Continued)

Exhibit
Number	Description
10.18	Employment Agreement – D. Lobach, dated January 1, 2006 (Incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed on March 30, 2015).
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

10.22	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K filed on March 30, 2015).
10.23

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

10.25

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K filed on March 30, 2017).

10.26

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.24 of Registrant’s Form 10-K filed on March 30, 2016).

10.27

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

10.32

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.30 of Registrant’s Form 10-K filed on March 30, 2016).

10.33

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on January 2, 2013).

10.34

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

10.37

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 20, 2017 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 20, 2017).

10.38

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 29, 2015).

10.39

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2016 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 27, 2016).

10.40

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 20, 2017 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 20, 2017).

10.41	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Registrant's definitive proxy statement filed on April 21, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the financial statements captions “Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly Virchow Krause LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.