Form 10-Q
period 2018-03-31
Embassy Bancorp, Inc.
filed 2018-05-09
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018 OR

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 4, 2018	($1.00 Par Value)	7,474,003
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2018	2017
	(In Thousands, Except Share Data)
Cash and due from banks	$13,193	$14,021
Interest bearing demand deposits with banks	11,983	18,513
Federal funds sold	25	1,000
Cash and Cash Equivalents	25,201	33,534
Securities available for sale	93,924	90,296
Restricted investment in bank stock	885	583
Loans receivable, net of allowance for loan losses of $7,266 in 2018; $7,040 in 2017	879,559	851,711
Premises and equipment, net of accumulated depreciation	1,814	1,929
Bank owned life insurance	13,260	13,186
Accrued interest receivable	1,907	1,983
Other real estate owned	457	458
Other assets	3,774	3,286
Total Assets	$1,020,781	$996,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$161,851	$139,974
Interest bearing	752,104	760,880
Total Deposits	913,955	900,854
Securities sold under agreements to repurchase	17,426	9,999
Short-term borrowings	1,950	-
Accrued interest payable	793	874
Other liabilities	5,610	5,470
Total Liabilities	939,734	917,197
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2018 issued 7,499,350 shares; outstanding 7,474,003 shares;
2017 issued 7,491,692 shares; outstanding 7,466,345 shares;	7,499	7,492
Surplus	25,181	24,998
Retained earnings	49,979	47,602
Accumulated other comprehensive (loss) income	(1,270)	19
Treasury stock, at cost: 25,347 shares	(342)	(342)
Total Stockholders' Equity	81,047	79,769
Total Liabilities and Stockholders' Equity	$1,020,781	$996,966

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2018	2017

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$8,261	$7,531
Securities, taxable	292	177
Securities, non-taxable	317	315
Federal funds sold, and other	64	34
Total Interest Income	8,934	8,057
INTEREST EXPENSE
Deposits	1,099	1,028
Securities sold under agreements to repurchase	4	3
Short-term borrowings	18	3
Total Interest Expense	1,121	1,034
Net Interest Income	7,813	7,023
PROVISION FOR LOAN LOSSES	215	180
Net Interest Income after Provision for Loan Losses	7,598	6,843
OTHER NON-INTEREST INCOME
Credit card processing fees	96	460
Other service fees	233	205
Bank owned life insurance	74	101
(Loss) gain on sale of other real estate owned	(8)	5
Total Other Non-Interest Income	395	771
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,471	2,235
Occupancy and equipment	690	650
Data processing	537	437
Credit card processing	44	434
Advertising and promotion	349	293
Professional fees	195	151
FDIC insurance	110	119
Insurance	14	16
Loan & real estate	87	53
Charitable contributions	273	258
Other real estate owned expenses	28	12
Other	287	292
Total Other Non-Interest Expenses	5,085	4,950

Income before Income Taxes	2,908	2,664
INCOME TAX EXPENSE	531	762
Net Income	$2,377	$1,902

BASIC EARNINGS PER SHARE	$0.32	$0.26

DILUTED EARNINGS PER SHARE	$0.32	$0.25

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018		2017

	(In Thousands)

Net Income		$2,377		$1,902
Change in Accumulated Other Comprehensive (Loss) Income:
Unrealized holding (loss) gain on securities available for sale	(1,632)		488
Less: reclassification adjustment for realized gains	-		-
	(1,632)		488
Income tax effect	343		(166)
Net unrealized (loss) gain	(1,289)		322
Other comprehensive (loss) gain, net of tax		(1,289)		322
Comprehensive Income		$1,088		$2,224

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2018 and 2017

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278
Net income	-	-	1,902	-	-	1,902
Other comprehensive income, net of tax	-	-	-	322	-	322
Compensation expense recognized on stock options	-	2	-	-	-	2
Common stock grants to directors, 5,156 shares	5	63	-	-	-	68
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $427	-	24	-	-	-	24
Shares issued under employee stock purchase
plan, 992 shares	1	13	-	-	-	14
BALANCE - MARCH 31, 2017	$7,459	$24,705	$43,246	$298	$(98)	$75,610

BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769
Net income	-	-	2,377	-	-	2,377
Other comprehensive loss, net of tax	-	-	-	(1,289)	-	(1,289)
Compensation expense recognized on stock options	-	1	-	-	-	1
Common stock grants to directors, 6,731 shares	6	105	-	-	-	111
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $546	-	64	-	-	-	64
Shares issued under employee stock purchase
plan, 927 shares	1	13	-	-	-	14
BALANCE - MARCH 31, 2018	$7,499	$25,181	$49,979	$(1,270)	$(342)	$81,047

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,377	$1,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	215	180
Amortization of deferred loan costs	53	40
Depreciation and amortization	177	161
Net amortization of investment security premiums and discounts	48	81
Stock compensation expense	65	26
Net realized loss (gain) on sale of other real estate owned	8	(5)
Income on bank owned life insurance	(74)	(101)
Decrease (increase) in accrued interest receivable	76	(61)
(Increase) decrease in other assets	(145)	150
Decrease in accrued interest payable	(81)	(87)
Increase in other liabilities	253	106
Net Cash Provided by Operating Activities	2,972	2,392
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(9,793)	(10,826)
Maturities, calls and principal repayments of securities available for sale	4,485	1,539
Net increase in loans	(28,216)	(12,291)
Net (purchase) redemption of restricted investment in bank stock	(302)	103
Proceeds from sale of other real estate owned	91	-
Purchases of premises and equipment	(62)	(98)
Net Cash Used in Investing Activities	(33,797)	(21,573)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,101	36,806
Net increase (decrease) in securities sold under agreements to repurchase	7,427	(109)
Proceeds from Employee Stock Purchase Plan	14	14
Increase in short-term borrowed funds	1,950	-
Net Cash Provided by Financing Activities	22,492	36,711
Net (Decrease) Increase in Cash and Cash Equivalents	(8,333)	17,530
CASH AND CASH EQUIVALENTS - BEGINNING	33,534	24,218
CASH AND CASH EQUIVALENTS - ENDING	$25,201	$41,748

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,202	$1,121

Income taxes paid	$-	$1

Deferral of gain from sale of other real estate sold through bank financing	$2	$5

Other real estate acquired in settlement of loans	$100	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2018 through the date these consolidated financial statements were issued.

Certain amounts in the 2017 financial statements may have been reclassified to conform to 2018 presentation. These reclassifications had no effect on 2017 net income.

Note 2 - Summary of Significant Accounting Policies

Except as discussed in the following paragraphs, the significant accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2017.

On January 1, 2018 the Company adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue, establishing principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle of ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.  ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of the Company’s revenue stream. ASU 2014-09 had no material effect on the Company’s revenue recognition or to its consolidated financial statements and disclosures.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as its loans, letters of credit and investment securities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the consolidated statement of income as components of non-interest income, are credit card processing fees,  other service fees on deposit accounts, and gains and losses on other real estate owned. Credit card processing fees include income from commercial credit cards and merchant processing income.  Income for such performance obligations are generally received at the time the performance obligations are satisfied or within the monthly service period. Service fees on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Included in other deposit service fees are debit card interchange fees. The Company recognizes debit card interchange fees daily from debit cardholder transactions conducted through the MasterCard payment network. The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present. The Company does not sell its mortgages on the secondary market, nor does it offer trust or investment brokerage services to its customers to generate fee income.

Note 3 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At March 31, 2018 there were 270,559 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended March 31, 2018, there have been 113,198  awards granted. During the three months ended March 31, 2018 and 2017 there were 6,731 and 5,156 awards granted, respectively. During the three months ended March 31, 2018 and 2017 the Company recognized $64 thousand and $24 thousand, respectively, in compensation expense for the restricted stock awards.

In December 2016, January 2014, February 2013 and 2012, the Company granted stock options to purchase 4,227,  29,663,  29,742 and 52,611 shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  No stock options were granted in 2018, 2017 or 2015. Stock compensation expense related to these options was $1 thousand and $2 thousand for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018,  approximately $8 thousand of unrecognized cost related to these stock options granted in 2016 will be recognized over the next 1.72 years, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 4,562 shares have been issued as of March 31, 2018. During the three months ended March 31, 2018 the Company recognized $1 thousand of discount expense in relation to the employee stock purchase plan. There was no discount expense recognized for the three months ended March 31, 2017.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Other Comprehensive (Loss) Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive (loss) income.

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended March 31,
	2018			2017

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(1,632)	$343	$(1,289)	$488	$(166)	$322
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(1,632)	$343	$(1,289)	$488	$(166)	$322

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three months ended March 31, 2018 and 2017.

A summary of the accumulated other comprehensive (loss) income net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2018 and 2017	(In Thousands)
Balance January 1, 2018	$19
Other comprehensive loss before reclassifications	(1,289)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,289)
Balance March 31, 2018	$(1,270)

Balance January 1, 2017	$(24)
Other comprehensive income before reclassifications	322
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	322
Balance March 31, 2017	$298

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

	Three Months Ended
	March 31,
	2018	2017

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,377	$1,902

Weighted average shares outstanding	7,470,180	7,445,949
Dilutive effect of potential common shares, stock options	61,910	53,593
Diluted weighted average common shares outstanding	7,532,090	7,499,542

Basic earnings per share	$0.32	$0.26
Diluted earnings per share	$0.32	$0.25

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2018. Stock options of 4,227 were not considered in computing diluted earnings per common share for the three months ended March 31, 2017.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit and FHLBank of Pittsburgh (“FHLB”) deposit letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $5.0 million of standby letters of credit outstanding as of March 31, 2018. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.8 million. Management does not consider the current amount of the liability as of March 31, 2018 for guarantees under standby letters of credit issued to be material.

FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party (the “Beneficiary”), which secure public deposits in the Bank. FHLB deposit letters of credit are secured by qualifying assets of the Bank. The Company, through the Bank, had $5.0 million of FHLB deposit letters of credit outstanding as of March 31, 2018.

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2018, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $498.7 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were short-term FHLB advances of $2.0 million outstanding as of March 31, 2018  and no short-term FHLB advances outstanding as of December 31, 2017. There were no long-term FHLB advances outstanding as of March 31, 2018 and December 31, 2017.  All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of $10.0 million, of which none was outstanding at March 31, 2018 and December 31, 2017. Advances from this line are unsecured.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Securities Available For Sale

At March 31, 2018 and December 31, 2017, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2018 :
U.S. Government agency obligations	$8,028	$-	$(51)	$7,977
Municipal bonds	36,244	778	(1,010)	36,012
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	51,260	60	(1,385)	49,935
Total	$95,532	$838	$(2,446)	$93,924

December 31, 2017 :
U.S. Government agency obligations	$10,039	$-	$(51)	$9,988
Municipal bonds	37,701	1,089	(469)	38,321
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	42,532	80	(625)	41,987
Total	$90,272	$1,169	$(1,145)	$90,296

The amortized cost and fair value of securities as of March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$8,967	$8,945
Due after one year through five years	5,216	5,343
Due after five years through ten years	9,428	9,137
Due after ten years	20,661	20,564
	44,272	43,989
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	51,260	49,935
	$95,532	$93,924

There were no sales of securities for the three months ended March 31, 2018 and 2017.

Securities with a carrying value of $84.1 million and $87.3 million at March 31, 2018 and December 31, 2017, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2018 :	(In Thousands)
U.S. Government agency obligations	$2,996	$(11)	$4,981	$(40)	$7,977	$(51)
Municipal bonds	5,247	(289)	5,905	(721)	11,152	(1,010)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	35,911	(867)	10,945	(518)	46,856	(1,385)
Total Temporarily Impaired Securities	$44,154	$(1,167)	$21,831	$(1,279)	$65,985	$(2,446)
	.
December 31, 2017 :
U.S. Government agency obligations	$7,003	$(24)	$2,985	$(27)	$9,988	$(51)
Municipal bonds	2,415	(77)	6,235	(392)	8,650	(469)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	25,295	(305)	11,502	(320)	36,797	(625)
Total Temporarily Impaired Securities	$34,713	$(406)	$20,722	$(739)	$55,435	$(1,145)

The Company had forty-five  (45) securities in an unrealized loss position at March 31, 2018. The unrealized losses are due only to market rate fluctuations. As of March 31, 2018, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.

Note 9 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLB stock and ACBB stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had stock at a carrying value of $889 thousand and $657 thousand repurchased during the three months ended March 31, 2018 and 2017, respectively. Stock purchases of $1.2 million and $554 thousand were made during the three months ended March 31, 2018 and 2017, respectively. Dividend payments of $5 thousand and $3 thousand were received during the three months ended March 31, 2018 and 2017, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2018.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018		December 31, 2017
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$376,857	42.52%	$347,292	40.46%
Commercial construction	20,233	2.28%	30,090	3.51%
Commercial	36,712	4.14%	36,406	4.24%
Residential real estate	451,641	50.96%	443,601	51.68%
Consumer	862	0.10%	904	0.11%
Total loans	886,305	100.00%	858,293	100.00%
Unearned origination fees	520		458
Allowance for loan losses	(7,266)		(7,040)
	$879,559		$851,711

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2018 and December 31, 2017, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2018	(In Thousands)
Commercial real estate	$371,458	$-	$5,399	$-	$376,857
Commercial construction	19,918	-	315	-	20,233
Commercial	36,712	-	-	-	36,712
Residential real estate	450,160	769	712	-	451,641
Consumer	862	-	-	-	862
Total	$879,110	$769	$6,426	$-	$886,305

December 31, 2017
Commercial real estate	$341,865	$-	$5,427	$-	$347,292
Commercial construction	29,775	-	315	-	30,090
Commercial	36,406	-	-	-	36,406
Residential real estate	442,770	-	831	-	443,601
Consumer	904	-	-	-	904
Total	$851,720	$-	$6,573	$-	$858,293

The Company had three  (3) foreclosed assets in the amount of $457 thousand as of March 31, 2018, of which one (1) is residential real estate in the amount of $100 thousand. At March 31, 2018 and December 31, 2017, the Company had $518 thousand and $499 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2018 and December 31, 2017, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2018	(In Thousands)
With no related allowance recorded:
Commercial real estate	$5,723	$6,088		$6,553	$57
Commercial construction	315	315		315	3
Commercial	-	-		-	-
Residential real estate	921	1,203		982	3
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	244	244	37	245	2
Residential real estate	975	975	175	981	8
Consumer	-	-	-	-	-
Total:
Commercial real estate	$5,723	$6,088	$-	$6,553	$57
Commercial construction	315	315	-	315	3
Commercial	244	244	37	245	2
Residential real estate	1,896	2,178	175	1,963	11
Consumer	-	-	-	-	-
	$8,178	$8,825	$212	$9,076	$73
December 31, 2017
With no related allowance recorded:
Commercial real estate	$7,383	$7,748		$6,536	$249
Commercial construction	315	315		315	11
Commercial	-	-		25	-
Residential real estate	1,043	1,329		1,072	14
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$1,003	$2
Commercial construction	-	-	-	-	-
Commercial	245	245	39	247	10
Residential real estate	986	986	212	1,053	12
Consumer	-	-	-	-	-
Total:
Commercial real estate	$7,383	$7,748	$-	$7,539	$251
Commercial construction	315	315	-	315	11
Commercial	245	245	39	272	10
Residential real estate	2,029	2,315	212	2,125	26
Consumer	-	-	-	-	-
	$9,972	$10,623	$251	$10,251	$298

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2018	December 31, 2017

	(In Thousands)
Commercial real estate	$104	$104
Commercial construction	-	-
Commercial	-	-
Residential real estate	569	686
Consumer	-	-
Total	$673	$790

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2018 and December 31, 2017, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2018	(In Thousands)
Commercial real estate	$1,589	$-	$104	$1,693	$375,164	$376,857	$-
Commercial construction	-	-	-	-	20,233	20,233	-
Commercial	521	264	-	785	35,927	36,712	-
Residential real estate	935	292	226	1,453	450,188	451,641	-
Consumer	-	-	-	-	862	862	-
Total	$3,045	$556	$330	$3,931	$882,374	$886,305	$-

December 31, 2017
Commercial real estate	$2,852	$-	$104	$2,956	$344,336	$347,292	$-
Commercial construction	-	-	-	-	30,090	30,090	-
Commercial	-	-	-	-	36,406	36,406	-
Residential real estate	1,036	1,800	634	3,470	440,131	443,601	-
Consumer	-	-	-	-	904	904	-
Total	$3,888	$1,800	$738	$6,426	$851,867	$858,293	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending March 31, 2018
Beginning Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040
Charge-offs	-	-	-	-	-	-	-
Recoveries	7	-	-	4	-	-	11
Provisions	198	(120)	3	(6)	4	136	215
Ending Balance - March 31, 2018	$2,456	$249	$475	$3,508	$22	$556	$7,266

Three Months Ending March 31, 2017
Beginning Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517
Charge-offs	-	-	(29)	(62)	-	-	(91)
Recoveries	13	-	-	-	-	-	13
Provisions	(9)	154	(31)	93	1	(28)	180
Ending Balance - March 31, 2017	$2,353	$670	$363	$2,968	$16	$249	$6,619

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2018 and December 31, 2017:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2018
Allowance for Loan Losses
Ending Balance	$2,456	$249	$475	$3,508	$22	$556	$7,266
Ending balance: individually evaluated for impairment	$-	$-	$37	$175	$-	$-	$212
Ending balance: collectively evaluated for impairment	$2,456	$249	$438	$3,333	$22	$556	$7,054

Loans receivables:
Ending balance	$376,857	$20,233	$36,712	$451,641	$862		$886,305
Ending balance: individually evaluated for impairment	$5,723	$315	$244	$1,896	$-		$8,178
Ending balance: collectively evaluated for impairment	$371,134	$19,918	$36,468	$449,745	$862		$878,127

December 31, 2017
Allowance for Loan Losses
Ending Balance	$2,251	$369	$472	$3,510	$18	$420	$7,040
Ending balance: individually evaluated for impairment	$-	$-	$39	$212	$-	$-	$251
Ending balance: collectively evaluated for impairment	$2,251	$369	$433	$3,298	$18	$420	$6,789

Loans receivables:
Ending balance	$347,292	$30,090	$36,406	$443,601	$904		$858,293
Ending balance: individually evaluated for impairment	$7,383	$315	$245	$2,029	$-		$9,972
Ending balance: collectively evaluated for impairment	$339,909	$29,775	$36,161	$441,572	$904		$848,321

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

March 31, 2018	(In Thousands)
Commercial real estate	$1,366	$-	$1,366
Commercial construction	260	-	260
Commercial	244	-	244
Residential real estate	1,184	51	1,235
Consumer	-	-	-
	$3,054	$51	$3,105

December 31, 2017
Commercial real estate	$3,002	$-	$3,002
Commercial construction	260	-	260
Commercial	245	-	245
Residential real estate	1,198	52	1,250
Consumer	-	-	-
	$4,705	$52	$4,757

As of March 31, 2018,  no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three months ended March 31, 2018 and 2017.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three months ended March 31, 2018 and 2017.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2018 and December 31, 2017, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$7,977	$-	$7,977
Municipal bonds	-	36,012	-	36,012
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	49,935	-	49,935
March 31, 2018 Securities available for sale	$-	$93,924	$-	$93,924

U.S. Government agency obligations	$-	$9,988	$-	$9,988
Municipal bonds	-	38,321	-	38,321
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2017 Securities available for sale	$-	$90,296	$-	$90,296

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
March 31, 2018 Impaired loans	$-	$-	$1,007	$1,007
March 31, 2018 Other real estate owned	$-	$-	$457	$457
December 31, 2017 Impaired loans	$-	$-	$980	$980
December 31, 2017 Other real estate owned	$-	$-	$458	$458

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

At March 31, 2018, of the impaired loans having an aggregate balance of $8.2 million, $7.0 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.2 million in impaired loans, an aggregate valuation allowance of $212 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2018:
Impaired loans	$1,007	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-11.3%)
			Liquidation expenses (3)	0% to -10.0% (-8.9%)
Other real estate owned	$457	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)
December 31, 2017:
Impaired loans	$980	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -25% (-23.2%)
			Liquidation expenses (3)	0% to -8.5% (-7.7%)
Other real estate owned	$458	Listings, Letters of Intent	Liquidation expenses (3)	-5% (-5%)
		& Third Party Evaluations (4)

1.	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 inputs which are not identifiable.
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017:

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2018 and December 31, 2017:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2018:
Financial assets:
Cash and cash equivalents	$25,201	$25,201	$25,201	$-	$-
Securities available-for-sale	93,924	93,924	-	93,924	-
Loans receivable, net of allowance	879,559	868,328	-	-	868,328
Restricted investments in bank stock	885	885	-	885	-
Accrued interest receivable	1,907	1,907	-	1,907	-
Financial liabilities:
Deposits	913,955	912,793	-	912,793	-
Securities sold under agreements to
repurchase and federal funds purchased	17,426	17,414	-	17,414	-
Short-term borrowings	1,950	1,950	-	1,950	-
Accrued interest payable	793	793	-	793	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2017:
Financial assets:
Cash and cash equivalents	$33,534	$33,534	$33,534	$-	$-
Securities available-for-sale	90,296	90,296	-	90,296	-
Loans receivable, net of allowance	851,711	849,328	-	-	849,328
Restricted investments in bank stock	583	583	-	583	-
Accrued interest receivable	1,983	1,983	-	1,983	-
Financial liabilities:
Deposits	900,854	900,232	-	900,232	-
Securities sold under agreements to
repurchase and federal funds purchased	9,999	9,994	-	9,994	-
Accrued interest payable	874	874	-	874	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Offsetting Assets and Liabilities

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal ownership over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company's consolidated balance sheet, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2018 and December 31, 2017:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
March 31, 2018
Repurchase Agreements:
Corporate Institutions	$17,426	$-	$17,426	$(17,426)	$-	$-

December 31, 2017
Repurchase Agreements:
Corporate Institutions	$9,999	$-	$9,999	$(9,999)	$-	$-

As of March 31, 2018 and December 31, 2017, the fair value of securities pledged was $20.9 million and $15.8 million, respectively.

Note 13 –  Deposits

The components of deposits at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(In Thousands)

Demand, non-interest bearing	$161,851	$139,974
Demand, NOW and money market, interest bearing	103,654	110,122
Savings	508,243	507,840
Time, $250 and over	58,415	61,234
Time, other	81,792	81,684
Total deposits	$913,955	$900,854

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 14 – Future Accounting Standards

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10).  This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s financial condition or results of operations. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of income and cash flows will be generally consistent with the current guidance. The new guidance will be effective for the Company in 2019. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is continuing their assessment of the impact this new standard will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic220). The amendments in this update were made to address concerns over accounting for deferred taxes as a result of the Tax Cuts and Jobs Act.

GAAP requires that deferred tax assets and liabilities be adjusted for the current effect of the change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. Due to the adjustment of deferred taxes flowing through income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) do not reflect the appropriate tax rate. As a result of this difference, the ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this ASU in 2017 and determined it had no material impact.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

The Company’s assets increased $23.8 million from $997.0 million at December 31, 2017 to $1.02 billion at March 31, 2018. The Company's deposits grew $13.1 million from $900.9 million at December 31, 2017 to $914.0 million at March 31, 2018.  The growth in the Company’s deposits resulted primarily from a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank. During the same period, loans receivable, net of allowance for loan losses, increased $27.9 million from $851.7 million at December 31, 2017  to $879.6 million at March 31, 2018.  The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company anticipates that its lending activity will increase in the short-term, as the Company expands its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended March 31, 2018 was $2.4 million compared to net income for the three months ended March 31, 2017 of $1.9 million, an increase of $475 thousand, or 25.0%.  Diluted earnings per share increased to $0.32 for the three months ended March 31, 2018, as compared to $0.25 for the three months ended March 31, 2017.  Basic earnings per share increased to $0.32 for the three months ended March 31, 2018, as compared to $0.26 for the three months ended March 31, 2017. The difference in net income for the three months ended March 31, 2018 and March 31, 2017 resulted, in part, from an increase in interest income due to the Company’s growing loan portfolio, increase in interest income due to the change in the mix of the Company’s investment portfolio, a decrease in credit card processing income and expense due to a conversion to a new merchant processing vendor and a decrease of $231 thousand in income tax expense due to a reduction in the corporate tax rate from the Tax Cuts and Jobs Act (the “Tax Act”),  offset by increased interest expense from the growth in deposits, an increase in provision for loan losses, and an increase in non-interest expenses. The Company experienced a 3.7% increase in full-time equivalent employees from eighty-two (82) at March 31, 2017 to eighty-five (85) at March 31, 2018.  The increase in the number of employees, together with the annual increases in salaries and benefits, resulted in an increase in overall salary and benefits of $236 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2018 and 2017 totaled $8.9 million and $8.1 million, respectively.  Average earning assets were $974.4 million for the three months ended March 31, 2018 as compared to $906.4 million for the three months ended March 31, 2017. The tax equivalent yield on average earning assets was 3.76% for the first quarter of 2018 compared to 3.69% for the first quarter of 2017.

Total interest expense for the three months ended March 31, 2018 increased $87 thousand to $1.1 million as compared to $1.0 million for the three months ended March 31, 2017.  Average interest bearing liabilities were $767.5 million for the three months ended March 31, 2018 compared to $742.1 million for the three months ended March 31, 2017.  The yield on average interest bearing liabilities was 0.59% and 0.57% for the first quarter of 2018 and 2017, respectively.

Net interest income for the three months ended March 31, 2018 was $7.8 million compared to $7.0 million for the three months ended March 31, 2017. The improvement in net interest income for the three months ended March 31, 2018 is a result of the growth in the loan portfolio and increase in the taxable loan rate, the change in the mix and growth of the taxable investment portfolio and the rate increase in interest bearing deposits with banks, offset by an increase in the balances and rates of: certificates of deposit; securities sold under agreement to repurchase; and short-term borrowings. The Company’s net interest margin for the three months ended March 31, 2018 increased six (6) basis points to 3.29% as compared to 3.23% for the three months ended March 31, 2017. The increase in the net interest margin is due primarily to the rate increase in taxable loans, taxable investments and interest bearing deposits with banks, offset by a rate increase in certificate of deposits and short-term borrowings.

The table below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2018 and 2017, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2018			2017
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$861,092	$8,196	3.86%	$795,034	$7,462	3.81%
Loans - non-taxable (1)	8,577	65	3.89%	9,163	69	4.63%
Investment securities - taxable	52,536	292	2.25%	49,795	177	1.43%
Investment securities - non-taxable (1)	36,801	317	4.42%	36,808	315	5.26%
Federal funds sold	702	2	1.58%	828	2	0.78%
Interest bearing deposits with banks	14,709	62	1.71%	14,809	32	0.88%
TOTAL INTEREST EARNING ASSETS	974,417	8,934	3.76%	906,437	8,057	3.69%
Less allowance for loan losses	(7,099)			(6,534)
Other assets	34,416			34,478
TOTAL ASSETS	$1,001,734			$934,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$100,470	$21	0.08%	$97,219	$20	0.08%
Savings	506,146	603	0.48%	501,478	605	0.49%
Certificates of deposit	142,604	475	1.35%	130,357	403	1.25%
Securities sold under agreements to repurchase and short-term borrowings	18,280	22	0.49%	13,030	6	0.19%
TOTAL INTEREST BEARING LIABILITIES	767,500	1,121	0.59%	742,084	1,034	0.57%

Non-interest bearing demand deposits	147,030			111,466
Other liabilities	6,349			5,944
Stockholders' equity	80,855			74,887
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,001,734			$934,381

Net interest income		$7,813			$7,023
Net interest spread			3.17%			3.12%
Net interest margin			3.29%			3.23%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% and 34% as of March 31, 2018 and March 31, 2017, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

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

The allowance consists of general, specific, qualitative and unallocated components. The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors.  The specific component relates to loans that are classified as impaired and/or restructured.  For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

For the three months ended March 31, 2018, the provision for loan losses was $215 thousand, as compared to $180 thousand for the same period ended March 31, 2017.  In the three months ended March 31, 2018, there were no charge-offs and $11 thousand in recoveries, as compared to charge-offs of $91 thousand and recoveries of $13 thousand for the three months ended March 31, 2017. The allowance for loan losses is $7.3 million as of March 31, 2018, which is 0.82% of outstanding loans, compared to $6.6 million or 0.82% of outstanding loans as of March 31, 2017. At December 31, 2017, the allowance for loan losses was $7.0 million, which represented 0.82% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended
	March 31,
	2018	2017

	(In Thousands)
Loans receivable at end of period	$886,305	$811,111
Allowance for loan losses:
Balance, beginning	$7,040	$6,517
Provision for loan losses	215	180
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	(29)
Residential real estate	-	(62)
Consumer	-	-
Total loans charged off	-	(91)
Recoveries of loans previously charged off:
Commercial real estate	7	13
Commercial construction	-	-
Commercial	-	-
Residential real estate	4	-
Consumer	-	-
Total recoveries	11	13
Net charge offs	11	(78)
Balance at end of period	$7,266	$6,619
Allowance for loan losses to loans receivable at end of period	0.82%	0.82%

Non-interest Income

Total non-interest income was $395 thousand for the three months ended March 31, 2018, compared to $771 for the same period in 2017. The decrease is due primarily to a $364 thousand decrease in fees from credit card processing services due to a conversion to a new merchant processing vendor with a different income and expense structure, and a decrease of $27 thousand in bank owned life insurance; offset by an increase in other service fees of $28 thousand due to growth in the Company’s deposit customer base.

Non-interest Expense

Non-interest expenses increased $135 thousand from $5.0 million for the three months ended March 31, 2017 to $5.1 million for the same period ended March 31, 2018.  The increase in non-interest expenses is primarily due to an increase of $236 thousand over the three months ended March 31, 2017 in salaries and employee benefits. The Company had eighty-five (85) compared to eighty-two (82) full-time equivalent employees at March 31, 2018 and March 31, 2017, respectively. This increase in the number of employees, together with annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs. Additional increases in non-interest expenses are attributable to: an increase of $100 thousand in data processing due to the implementation of mobile and online banking products and an expanding customer base; an increase of $40 thousand in occupancy and equipment; an increase of $56 thousand in advertising and promotions in part due to focus on social media and website advertisements; an increase of $44 thousand in professional fees mainly due to increased internal control audit costs associated with becoming an accelerated filer, and an increase of $34 thousand in loan and real estate expenses, offset by a decrease of $390 thousand in credit card processing expense due to a conversion to a new merchant processing vendor.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2018 totaled $531 thousand, or 18.3% of income before taxes. The provision for income taxes for the three months ended March 31, 2017 totaled $762 thousand, or 28.6% of income before taxes. The decrease in the tax rate is primarily the result of the Tax Act, which lowered the corporate tax rate from 34% to 21% .

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2018. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2018 were $93.9 million compared to $90.3 million at December 31, 2017. The increase in the investment portfolio is the result of the purchase of three (3) mortgage-backed securities totaling $9.8 million, offset by a combination of principal pay downs on mortgage-backed securities, maturities, calls and a decrease in unrealized gains. The carrying value of the securities portfolio as of March 31, 2018 includes a net unrealized loss of $1.6 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $24 thousand at December 31, 2017. The current unrealized loss position of the securities portfolio is due to changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2018 increased $27.9 million to $879.6 million from $851.7 million at December 31, 2017. The loan-to-deposit ratio increased from 95% at December 31, 2017 to 97% at March 31, 2018. The Bank’s loan portfolio at March 31, 2018 was comprised of residential real estate and consumer loans of $452.5 million, an increase of $8.0 million from December 31, 2017, and commercial loans of $433.8 million, an increase of $20.0 million from December 31, 2017.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $226 thousand to $7.3 million at March 31, 2018 compared to $7.0 million at December 31, 2017. At March 31, 2018 and December 31, 2017, the allowance for loan losses represented 0.82% respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2018,  December 31, 2017, and March 31, 2017 aggregate balances on non-performing loans equaled $3.7 million, $5.5 million and $5.9 million, respectively, representing 0.42%,  0.64% and 0.72% of total loans at March 31, 2018,  December 31, 2017 and March 31, 2017, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended March 31, 2018.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2018	2017	2017

	(In Thousands)
Non-accrual - commercial	$104	$104	$208
Non-accrual - consumer	569	686	849
Restructured loans, accruing interest and less than 90 days past due	3,054	4,705	4,796
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	3,727	5,495	5,853
Foreclosed assets	457	458	480
Total nonperforming assets	$4,184	$5,953	$6,333
Nonperforming loans to total loans at period-end	0.42%	0.64%	0.72%
Nonperforming assets to total assets	0.41%	0.60%	0.66%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $115 thousand from December 31, 2017 to March 31, 2018. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at March 31, 2018 increased $13.1 million to $914.0 million from $900.9 million at December 31, 2017. Demand, NOW and money market deposits increased $15.4 million, savings deposits increased $403 thousand, and time deposits decreased  $2.7 million. The growth in the Company’s deposits resulted primarily from a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $25.2 million at March 31, 2018, compared to $33.5 million at December 31, 2017. The $8.3 million decrease in cash and cash equivalents was primarily due to growth in the loan and investment portfolio,  offset by growth in deposits, securities sold under agreements to repurchase and short-term borrowings.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At March 31, 2018, the Company had $93.9 million of available for sale securities. Securities with carrying values of approximately $84.1 million and $87.3 million at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At March 31, 2018, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $498.7 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were short-term FHLB advances of $2.0 million outstanding as of March 31, 2018 and no short-term FHLB advances outstanding as of December 31, 2017. There were no long-term FHLB advances outstanding as of March 31, 2018 and December 31, 2017. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2018 and December 31, 2017. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $128.6 million at March 31, 2018. At March 31, 2018 the Company also had letters of credit outstanding of $5.0 million and FHLB deposit letters of credit outstanding of $5.0 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $81.0 million as of March 31, 2018, representing a net increase of $1.3 million from December 31, 2017.  The increase in capital was primarily the result of the net income of $2.4 million and an increase in surplus of $183 thousand,  offset by a decrease of $1.3 million in unrealized gains on available for sale securities.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2018, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2018	December 31, 2017

	(Dollars In Thousands)
Tier I, common stockholders' equity	$82,180	$79,669
Tier II, allowable portion of allowance for loan losses	7,266	7,040
Total capital	$89,446	$86,709

Common equity tier 1 capital ratio	11.5%	11.5%
Tier I risk based capital ratio	11.5%	11.5%
Total risk based capital ratio	12.5%	12.5%
Tier I leverage ratio	8.2%	8.0%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2018	December 31, 2017

	(Dollars In Thousands)
Tier I, common stockholders' equity	$82,317	$79,750
Tier II, allowable portion of allowance for loan losses	7,266	7,040
Total capital	$89,583	$86,790

Common equity tier 1 capital ratio	11.5%	11.5%
Tier I risk based capital ratio	11.5%	11.5%
Total risk based capital ratio	12.5%	12.5%
Tier I leverage ratio	8.2%	8.0%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary source of market risk is interest rate risk. A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest earning assets and interest bearing liabilities. The Asset Liability Committee (ALCO), included as part of the Board of Directors meetings,  oversees this review, which establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates. The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. The Company’s asset/liability management policy, monthly and quarterly financial reports, along with simulation modeling, supplies management with guidelines to evaluate and manage rate sensitivity.

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at March 31, 2018. For income simulation purposes, personal savings accounts are repriced quarterly and NOW and business savings reprice every 4 to 12 months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-0.9%
Down 200 basis points	-4.6%

Up 100 basis points	-1.7%
Up 200 basis points	-3.8%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2018, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

There were no material changes to the Risk Factors described in Item 1A of the Company’s Form 10-K for the period ended December 31, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 9, 2018	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 9, 2018	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
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