Form 10-Q
period 2018-06-30
Embassy Bancorp, Inc.
filed 2018-08-08
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 3, 2018	($1.00 Par Value)	7,474,739
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2018	2017
	(In Thousands, Except Share Data)
Cash and due from banks	$14,767	$14,021
Interest bearing demand deposits with banks	16,380	18,513
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	32,147	33,534
Securities available for sale	92,036	90,296
Restricted investment in bank stock	1,784	583
Loans receivable, net of allowance for loan losses of $7,473 in 2018; $7,040 in 2017	917,776	851,711
Premises and equipment, net of accumulated depreciation	1,872	1,929
Bank owned life insurance	13,367	13,186
Accrued interest receivable	1,995	1,983
Other real estate owned	297	458
Other assets	4,444	3,286
Total Assets	$1,065,718	$996,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$155,772	$139,974
Interest bearing	773,816	760,880
Total Deposits	929,588	900,854
Securities sold under agreements to repurchase	17,129	9,999
Short-term borrowings	28,740	-
Accrued interest payable	906	874
Other liabilities	7,297	5,470
Total Liabilities	983,660	917,197
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2018 issued 7,500,086 shares; outstanding 7,474,739 shares;
2017 issued 7,491,692 shares; outstanding 7,466,345 shares;	7,500	7,492
Surplus	25,238	24,998
Retained earnings	51,222	47,602
Accumulated other comprehensive (loss) income	(1,560)	19
Treasury stock, at cost: 25,347 shares	(342)	(342)
Total Stockholders' Equity	82,058	79,769
Total Liabilities and Stockholders' Equity	$1,065,718	$996,966

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$8,792	$7,763	$17,053	$15,294
Securities, taxable	341	216	633	393
Securities, non-taxable	313	345	630	660
Federal funds sold, and other	69	67	133	101
Total Interest Income	9,515	8,391	18,449	16,448
INTEREST EXPENSE
Deposits	1,289	1,051	2,388	2,079
Securities sold under agreements to repurchase	8	3	12	6
Short-term borrowings	118	6	136	9
Total Interest Expense	1,415	1,060	2,536	2,094
Net Interest Income	8,100	7,331	15,913	14,354
PROVISION FOR LOAN LOSSES	265	235	480	415
Net Interest Income after Provision for Loan Losses	7,835	7,096	15,433	13,939
OTHER NON-INTEREST INCOME
Credit card processing fees	86	466	182	926
Debit card interchange fees	132	113	258	212
Other service fees	112	110	219	216
Bank owned life insurance	107	86	181	187
(Loss) gain on sale of other real estate owned	(8)	6	(16)	11
Impairment on other real estate owned	(27)	-	(27)	-
Total Other Non-Interest Income	402	781	797	1,552
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,376	2,117	4,847	4,352
Occupancy and equipment	732	648	1,422	1,298
Data processing	507	494	1,044	931
Credit card processing	22	426	66	860
Advertising and promotion	475	373	824	666
Professional fees	202	153	397	304
FDIC insurance	101	134	211	253
Insurance	14	15	28	31
Loan & real estate	103	70	190	123
Charitable contributions	193	168	466	426
Other real estate owned expenses	20	8	48	20
Other	413	334	700	626
Total Other Non-Interest Expenses	5,158	4,940	10,243	9,890

Income before Income Taxes	3,079	2,937	5,987	5,601
INCOME TAX EXPENSE	569	854	1,100	1,616
Net Income	$2,510	$2,083	$4,887	$3,985

BASIC EARNINGS PER SHARE	$0.34	$0.28	$0.65	$0.54

DILUTED EARNINGS PER SHARE	$0.33	$0.28	$0.65	$0.53

DIVIDENDS PER SHARE	$0.17	$0.14	$0.17	$0.14

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2018		2017

	(In Thousands)
Net Income		$2,510		$2,083
Change in Accumulated Other Comprehensive Income:
Unrealized holding (loss) gain on securities available for sale	(367)		862
Less: reclassification adjustment for realized gains	-		-
	(367)		862
Income tax effect	77		(294)
Net unrealized (loss) gain	(290)		568
Other comprehensive (loss) gain, net of tax		(290)		568
Comprehensive Income		$2,220		$2,651

	Six Months Ended June 30,
	2018		2017

	(In Thousands)

Net Income		$4,887		$3,985
Change in Accumulated Other Comprehensive Income:
Unrealized holding (loss) gain on securities available for sale	(1,999)		1,350
Less: reclassification adjustment for realized gains	-		-
	(1,999)		1,350
Income tax effect	420		(460)
Net unrealized (loss) gain	(1,579)		890
Other comprehensive (loss) gain, net of tax		(1,579)		890
Comprehensive Income		$3,308		$4,875

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2018 and 2017

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278
Net income	-	-	3,985	-	-	3,985
Other comprehensive income, net of tax	-	-	-	890	-	890
Dividend declared, $.14 per share	-	-	(1,042)	-	-	(1,042)
Compensation expense recognized on stock options	-	3	-	-	-	3
Common stock grants to directors, 5,156 shares	5	63	-	-	-	68
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $403	-	48	-	-	-	48
Shares issued under employee stock purchase
plan, 1,830 shares	1	25	-	-	-	26
Purchase treasury stock, 6,557 shares at $14.80 per share	-	-	-	-	(97)	(97)
BALANCE - JUNE 30, 2017	$7,459	$24,742	$44,287	$866	$(195)	$77,159

BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769
Net income	-	-	4,887	-	-	4,887
Other comprehensive loss, net of tax	-	-	-	(1,579)	-	(1,579)
Dividend declared, $.17 per share	-	-	(1,267)	-	-	(1,267)
Compensation expense recognized on stock options	-	2	-	-	-	2
Common stock grants to directors, 6,731 shares	6	105	-	-	-	111
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $503	-	107	-	-	-	107
Shares issued under employee stock purchase
plan, 1,663 shares	2	26	-	-	-	28
BALANCE - JUNE 30, 2018	$7,500	$25,238	$51,222	$(1,560)	$(342)	$82,058

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,887	$3,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	480	415
Amortization of deferred loan costs	114	77
Depreciation and amortization	359	326
Net amortization of investment security premiums and discounts	93	143
Stock compensation expense	109	51
Net realized loss (gain) on sale of other real estate owned	18	(11)
Impairment on other real estate owned	27	-
Income on bank owned life insurance	(181)	(187)
Increase in accrued interest receivable	(12)	(43)
Increase in other assets	(738)	(564)
Increase (decrease) in accrued interest payable	32	(83)
Increase in other liabilities	671	519
Net Cash Provided by Operating Activities	5,859	4,628
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(9,793)	(10,826)
Maturities, calls and principal repayments of securities available for sale	5,961	5,715
Net increase in loans	(66,759)	(30,456)
Net (purchase) redemption of restricted investment in bank stock	(1,201)	41
Proceeds from sale of other real estate owned	216	-
Purchases of premises and equipment	(302)	(240)
Net Cash Used in Investing Activities	(71,878)	(35,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	28,734	47,837
Net increase (decrease) in securities sold under agreements to repurchase	7,130	(2,441)
Proceeds from shares issued under employee stock purchase plan	28	26
Increase in short-term borrowed funds	28,740	-
Acquisition of treasury stock	-	(97)
Net Cash Provided by Financing Activities	64,632	45,325
Net (Decrease) Increase in Cash and Cash Equivalents	(1,387)	14,187
CASH AND CASH EQUIVALENTS - BEGINNING	33,534	24,218
CASH AND CASH EQUIVALENTS - ENDING	$32,147	$38,405

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,504	$2,177

Income taxes paid	$1,221	$1,703

Deferral of gain from sale of other real estate sold through bank financing	$2	$11

Other real estate acquired in settlement of loans	$100	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2018 through the date these consolidated financial statements were issued.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as its loans, letters of credit and investment securities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the consolidated statement of income as components of non-interest income, are credit card processing fees,  debit card interchange fees, other service fees on deposit accounts, and gains and losses on other real estate owned. Credit card processing fees include income from commercial credit cards and merchant processing income.  Income for such performance obligations are generally received at the time the performance obligations are satisfied or within the monthly service period. Service fees on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). The Company recognizes debit card interchange fees daily from debit cardholder transactions conducted through the MasterCard payment network. The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction prices and related gain or loss on the sale if a significant financing component is present. The Company does not sell its mortgages on the secondary market, nor does it offer trust or investment brokerage services to its customers to generate fee income.

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10).  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion. ASU 2016-01 had no material effect on the Company’s financial condition or results of operations.

Note 3 – Securities Available For Sale

At June 30, 2018 and December 31, 2017, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2018
U.S. Government agency obligations	$8,018	$-	$(36)	$7,982
Municipal bonds	36,239	686	(1,006)	35,919
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	49,754	46	(1,665)	48,135
Total	$94,011	$732	$(2,707)	$92,036

December 31, 2017
U.S. Government agency obligations	$10,039	$-	$(51)	$9,988
Municipal bonds	37,701	1,089	(469)	38,321
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	42,532	80	(625)	41,987
Total	$90,272	$1,169	$(1,145)	$90,296

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities as of June 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$9,557	$9,557
Due after one year through five years	5,464	5,567
Due after five years through ten years	8,577	8,267
Due after ten years	20,659	20,510
	44,257	43,901
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	49,754	48,135
	$94,011	$92,036

There were no sales of securities for the three and six months ended June 30, 2018 and 2017.

Securities with a carrying value of $85.5 million and $87.3 million at June 30, 2018 and December 31, 2017, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2018
U.S. Government agency obligations	$1,999	$(2)	$5,983	$(34)	$7,982	$(36)
Municipal bonds	6,460	(293)	5,912	(713)	12,372	(1,006)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	37,023	(1,128)	10,534	(537)	47,557	(1,665)
Total Temporarily Impaired Securities	$45,482	$(1,423)	$22,429	$(1,284)	$67,911	$(2,707)
	.
December 31, 2017
U.S. Government agency obligations	$7,003	$(24)	$2,985	$(27)	$9,988	$(51)
Municipal bonds	2,415	(77)	6,235	(392)	8,650	(469)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	25,295	(305)	11,502	(320)	36,797	(625)
Total Temporarily Impaired Securities	$34,713	$(406)	$20,722	$(739)	$55,435	$(1,145)

The Company had forty-nine (49) securities in an unrealized loss position at June 30, 2018. The unrealized losses are due only to market rate fluctuations. As of June 30, 2018, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.2 million and $2.1 million repurchased during the three and six months ended June 30, 2018 and $679 thousand and $1.3 million were repurchased during the three and six months ended June 30, 2017, respectively. Stock purchases of $2.1 million and  $3.3 million were made during the three and six months ended June 30, 2018 and $741 thousand and $1.3 million were made during the three and six months ended June 30, 2017, respectively. Dividend payments of $9 thousand and $13 thousand were received during the three and six months ended June 30, 2018 and $3 thousand and $6 thousand were received during the three and six months ended June 30,2017, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2018.

Note 5 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018		December 31, 2017
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$396,667	42.90%	$347,292	40.46%
Commercial construction	22,390	2.42%	30,090	3.51%
Commercial	40,130	4.34%	36,406	4.24%
Residential real estate	464,783	50.26%	443,601	51.68%
Consumer	705	0.08%	904	0.11%
Total loans	924,675	100.00%	858,293	100.00%
Unearned origination fees	574		458
Allowance for loan losses	(7,473)		(7,040)
	$917,776		$851,711

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2018 and December 31, 2017, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2018	(In Thousands)
Commercial real estate	$390,970	$-	$5,697	$-	$396,667
Commercial construction	22,075	-	315	-	22,390
Commercial	40,057	-	73	-	40,130
Residential real estate	463,352	762	669	-	464,783
Consumer	705	-	-	-	705
Total	$917,159	$762	$6,754	$-	$924,675

December 31, 2017
Commercial real estate	$341,865	$-	$5,427	$-	$347,292
Commercial construction	29,775	-	315	-	30,090
Commercial	36,406	-	-	-	36,406
Residential real estate	442,770	-	831	-	443,601
Consumer	904	-	-	-	904
Total	$851,720	$-	$6,573	$-	$858,293

The Company had two (2) foreclosed assets in the amount of $297 thousand as of June 30, 2018, of which one (1) is residential real estate in the amount of $100 thousand. At June 30, 2018 and December 31, 2017, the Company had $502 thousand and $499 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure.

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$5,972	$6,337		$7,383	$7,748
Commercial construction	315	315		315	315
Commercial	73	73		-	-
Residential real estate	875	1,180		1,043	1,329
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-	-
Commercial	242	242	36	245	245	39
Residential real estate	966	966	171	986	986	212
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$5,972	$6,337	$-	$7,383	$7,748	$-
Commercial construction	315	315	-	315	315	-
Commercial	315	315	36	245	245	39
Residential real estate	1,841	2,146	171	2,029	2,315	212
Consumer	-	-	-	-	-	-
	$8,443	$9,113	$207	$9,972	$10,623	$251

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$5,848	$66	$6,655	$51
Commercial construction	315	2	315	2
Commercial	37	2	50	-
Residential real estate	898	2	1,204	(2)
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$996	$10
Commercial construction	-	-	-	-
Commercial	243	3	248	3
Residential real estate	971	8	1,010	8
Consumer	-	-	-	-
Total:
Commercial real estate	$5,848	$66	$7,651	$61
Commercial construction	315	2	315	2
Commercial	280	5	298	3
Residential real estate	1,869	10	2,214	6
Consumer	-	-	-	-
	$8,312	$83	$10,478	$72

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$6,359	$123	$7,156	$112
Commercial construction	315	5	315	5
Commercial	24	2	67	-
Residential real estate	946	5	1,308	3
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$664	$10
Commercial construction	-	-	-	-
Commercial	244	5	258	5
Residential real estate	976	16	943	9
Consumer	-	-	-	-
Total:
Commercial real estate	$6,359	$123	$7,820	$122
Commercial construction	315	5	315	5
Commercial	268	7	325	5
Residential real estate	1,922	21	2,251	12
Consumer	-	-	-	-
	$8,864	$156	$10,711	$144

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2018	December 31, 2017

	(In Thousands)
Commercial real estate	$104	$104
Commercial construction	-	-
Commercial	-	-
Residential real estate	528	686
Consumer	-	-
Total	$632	$790

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2018 and December 31, 2017, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2018	(In Thousands)
Commercial real estate	$-	$480	$603	$1,083	$395,584	$396,667	$500
Commercial construction	-	-	-	-	22,390	22,390	-
Commercial	51	-	159	210	39,920	40,130	160
Residential real estate	1,516	100	226	1,842	462,941	464,783	-
Consumer	-	-	-	-	705	705	-
Total	$1,567	$580	$988	$3,135	$921,540	$924,675	$660

December 31, 2017
Commercial real estate	$2,852	$-	$104	$2,956	$344,336	$347,292	$-
Commercial construction	-	-	-	-	30,090	30,090	-
Commercial	-	-	-	-	36,406	36,406	-
Residential real estate	1,036	1,800	634	3,470	440,131	443,601	-
Consumer	-	-	-	-	904	904	-
Total	$3,888	$1,800	$738	$6,426	$851,867	$858,293	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending June 30, 2018
Beginning Balance - March 31, 2018	$2,456	$249	$475	$3,508	$22	$556	$7,266
Charge-offs	-	-	(40)	(23)	-	-	(63)
Recoveries	1	-	-	4	-	-	5
Provisions	(76)	(91)	(15)	304	5	138	265
Ending Balance - June 30, 2018	$2,381	$158	$420	$3,793	$27	$694	$7,473

Six Months Ending June 30, 2018
Beginning Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040
Charge-offs	-	-	(40)	(23)	-	-	(63)
Recoveries	8	-	-	8	-	-	16
Provisions	122	(211)	(12)	298	9	274	480
Ending Balance - June 30, 2018	$2,381	$158	$420	$3,793	$27	$694	$7,473

Three Months Ending June 30, 2017
Beginning Balance - March 31, 2017	$2,353	$670	$363	$2,968	$16	$249	$6,619
Charge-offs	-	-	(93)	-	-	-	(93)
Recoveries	-	-	-	-	-	-	-
Provisions	(199)	(197)	223	402	11	(5)	235
Ending Balance - June 30, 2017	$2,154	$473	$493	$3,370	$27	$244	$6,761

Six Months Ending June 30, 2017
Beginning Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517
Charge-offs	-	-	(122)	(62)	-	-	(184)
Recoveries	13	-	-	-	-	-	13
Provisions	(208)	(43)	192	495	12	(33)	415
Ending Balance - June 30, 2017	$2,154	$473	$493	$3,370	$27	$244	$6,761

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2018 and December 31, 2017:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2018
Allowance for Loan Losses
Ending Balance	$2,381	$158	$420	$3,793	$27	$694	$7,473
Ending balance: individually evaluated for impairment	$-	$-	$36	$171	$-	$-	$207
Ending balance: collectively evaluated for impairment	$2,381	$158	$384	$3,622	$27	$694	$7,266

Loans receivables:
Ending balance	$396,667	$22,390	$40,130	$464,783	$705		$924,675
Ending balance: individually evaluated for impairment	$5,972	$315	$315	$1,841	$-		$8,443
Ending balance: collectively evaluated for impairment	$390,695	$22,075	$39,815	$462,942	$705		$916,232

December 31, 2017
Allowance for Loan Losses
Ending Balance	$2,251	$369	$472	$3,510	$18	$420	$7,040
Ending balance: individually evaluated for impairment	$-	$-	$39	$212	$-	$-	$251
Ending balance: collectively evaluated for impairment	$2,251	$369	$433	$3,298	$18	$420	$6,789

Loans receivables:
Ending balance	$347,292	$30,090	$36,406	$443,601	$904		$858,293
Ending balance: individually evaluated for impairment	$7,383	$315	$245	$2,029	$-		$9,972
Ending balance: collectively evaluated for impairment	$339,909	$29,775	$36,161	$441,572	$904		$848,321

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

June 30, 2018	(In Thousands)
Commercial real estate	$1,316	$-	$1,316
Commercial construction	260	-	260
Commercial	243	-	243
Residential real estate	1,172	26	1,198
Consumer	-	-	-
	$2,991	$26	$3,017

December 31, 2017
Commercial real estate	$3,002	$-	$3,002
Commercial construction	260	-	260
Commercial	245	-	245
Residential real estate	1,198	52	1,250
Consumer	-	-	-
	$4,705	$52	$4,757

As of June 30, 2018,  no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and six months ended June 30, 2018 and 2017.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and six months ended June 30, 2018 and 2017.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $5.4 million of standby letters of credit outstanding as of June 30, 2018. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.2 million. Management does not consider the current amount of the liability as of June 30, 2018 for guarantees under standby letters of credit issued to be material.

Note 7  –  Deposits

The components of deposits at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(In Thousands)

Demand, non-interest bearing	$155,772	$139,974
Demand, NOW and money market, interest bearing	117,112	110,122
Savings	480,397	507,840
Time, $250 and over	69,390	61,234
Time, other	106,917	81,684
Total deposits	$929,588	$900,854

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Offsetting Assets and Liabilities

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2018 and December 31, 2017:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
June 30, 2018
Repurchase Agreements:
Corporate Institutions	$17,129	$-	$17,129	$(17,129)	$-	$-

December 31, 2017
Repurchase Agreements:
Corporate Institutions	$9,999	$-	$9,999	$(9,999)	$-	$-

As of June 30, 2018 and December 31, 2017, the fair value of securities pledged was $21.4 million and $15.8 million, respectively.

Note 9 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2018, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $510.9 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There was a one week short-term FHLB advance of $28.7 million outstanding at a rate of 2.19% as of June 30, 2018 and no short-term FHLB advances outstanding as of December 31, 2017. There were no long-term FHLB advances outstanding as of June 30, 2018 and December 31, 2017.  All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2018 and December 31, 2017. Advances from this line are unsecured.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At June 30, 2018 there were 270,559 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended June 30, 2018, there have been 113,198 awards granted. There were no awards granted during the three months ended June 30, 2018 and 2017. During the six months ended June 30, 2018 and 2017 there were 6,731 and 5,156 awards granted, respectively. The Company recognized compensation expense for restricted stock awards during the three months and six months ended June 30, 2018 of $43 thousand and $107 thousand, and during the three and six months ended June 30, 2017 the Company recognized $24 thousand and $48 thousand, respectively.

In December 2016, January 2014, February 2013 and 2012, the Company granted stock options to purchase 4,227,  29,663,  29,742 and 52,611 shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  No stock options were granted in 2018, 2017 or 2015. Stock compensation expense related to these options was $1 thousand and $2 thousand for the three and six months ended June 30, 2018 and $1 thousand and $3  thousand for the three and six months ended June 30, 2017, respectively. At June 30, 2018, approximately $7 thousand of unrecognized cost related to these stock options granted in 2016 will be recognized over the next 1.47 years, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 5,298 shares have been issued as of June 30, 2018. The Company recognized discount expense in relation to the employee stock purchase plan of $1 thousand during the three and six months ended June 30, 2018 and June 30, 2017, respectively.

Note 11 – Other Comprehensive (Loss) Income

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended June 30,
	2018			2017

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(367)	$77	$(290)	$862	$(294)	$568
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(367)	$77	$(290)	$862	$(294)	$568

	Six Months Ended June 30,
	2018			2017

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(1,999)	$420	$(1,579)	$1,350	$(460)	$890
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(1,999)	$420	$(1,579)	$1,350	$(460)	$890

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three and six months ended June 30, 2018 and 2017.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive (loss) income net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2018 and 2017	(In Thousands)
Balance March 31, 2018	$(1,270)
Other comprehensive loss before reclassifications	(290)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(290)
Balance June 30, 2018	$(1,560)

Balance March 31, 2017	$298
Other comprehensive income before reclassifications	568
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	568
Balance June 30, 2017	$866

Six Months Ended June 30, 2018 and 2017
Balance January 1, 2018	$19
Other comprehensive loss before reclassifications	(1,579)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,579)
Balance June 30, 2018	$(1,560)

Balance January 1, 2017	$(24)
Other comprehensive income before reclassifications	890
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	890
Balance June 30, 2017	$866

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Basic and Diluted Earnings per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,510	$2,083	$4,887	$3,985

Weighted average shares outstanding	7,474,022	7,447,830	7,472,111	7,446,894
Dilutive effect of potential common shares, stock options	65,098	57,213	65,065	57,175
Diluted weighted average common shares outstanding	7,539,120	7,505,043	7,537,176	7,504,069

Basic earnings per share	$0.34	$0.28	$0.65	$0.54
Diluted earnings per share	$0.33	$0.28	$0.65	$0.53

There were no stock options not considered in computing diluted earnings per common share for the three and six months ended June 30, 2018. Stock options of 4,227 were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2017.

Note 13 – Fair Value Measurements

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2018 and December 31, 2017, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$7,982	$-	$7,982
Municipal bonds	-	35,919	-	35,919
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	48,135	-	48,135
June 30, 2018 Securities available for sale	$-	$92,036	$-	$92,036

U.S. Government agency obligations	$-	$9,988	$-	$9,988
Municipal bonds	-	38,321	-	38,321
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2017 Securities available for sale	$-	$90,296	$-	$90,296

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
June 30, 2018 Impaired loans	$-	$-	$1,001	$1,001
June 30, 2018 Other real estate owned	$-	$-	$297	$297
December 31, 2017 Impaired loans	$-	$-	$980	$980
December 31, 2017 Other real estate owned	$-	$-	$458	$458

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

At June 30, 2018, of the impaired loans having an aggregate balance of $8.4 million, $7.2 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.2 million in impaired loans, an aggregate valuation allowance of $207 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2018:
Impaired loans	$1,001	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-18.6%)
			Liquidation expenses (2)	0% to -8.5% (-8.1%)
Other real estate owned	$297	Listings, Letters of Intent	Liquidation expenses (2)	-5% (-5%)
		& Third Party Evaluations
December 31, 2017:
Impaired loans	$980	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-23.2%)
			Liquidation expenses (2)	0% to -8.5% (-7.7%)
Other real estate owned	$458	Listings, Letters of Intent	Liquidation expenses (2)	-5% (-5%)
		& Third Party Evaluations

1.

Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal. The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.

2.

Appraisals and pending agreements of sale are adjusted by management for liquidation expenses.  The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017:

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2018 and December 31, 2017:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
June 30, 2018:
Financial assets:
Cash and cash equivalents	$32,147	$32,147	$32,147	$-	$-
Securities available-for-sale	92,036	92,036	-	92,036	-
Loans receivable, net of allowance	917,776	904,731	-	-	904,731
Restricted investments in bank stock	1,784	1,784	-	1,784	-
Accrued interest receivable	1,995	1,995	-	1,995	-
Financial liabilities:
Deposits	929,588	928,070	-	928,070	-
Securities sold under agreements to
repurchase and federal funds purchased	17,129	17,116	-	17,116	-
Short-term borrowings	28,740	28,740	-	28,740	-
Accrued interest payable	906	906	-	906	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2017:
Financial assets:
Cash and cash equivalents	$33,534	$33,534	$33,534	$-	$-
Securities available-for-sale	90,296	90,296	-	90,296	-
Loans receivable, net of allowance	851,711	849,328	-	-	849,328
Restricted investments in bank stock	583	583	-	583	-
Accrued interest receivable	1,983	1,983	-	1,983	-
Financial liabilities:
Deposits	900,854	900,232	-	900,232	-
Securities sold under agreements to
repurchase and federal funds purchased	9,999	9,994	-	9,994	-
Accrued interest payable	874	874	-	874	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 14 – Future Accounting Standards

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This guidance is effective for the Company in 2020. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations, however due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes to the Company’s accounting for credit losses on financial instruments.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased $68.8 million from $997.0 million at December 31, 2017 to $1.07 billion at  June 30, 2018. The Company's deposits grew $28.7 million from $900.9 million at December 31, 2017 to $929.6 million at June 30, 2018.  The growth in the Company’s deposits resulted primarily from a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank. During the same period, loans receivable, net of allowance for loan losses, increased $66.1 million from $851.7 million at December 31, 2017  to $917.8 million at June 30, 2018.  The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company anticipates that its lending activity will increase in the short-term, as the Company expands its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended June 30, 2018 was $2.5 million compared to net income for the three months ended June 30, 2017 of $2.1 million, an increase of $427 thousand, or 20.5%.  Net income for the six months ended June 30, 2018 was $4.9 million compared to net income for the six months ended June 30, 2017 of $4.0 million, an increase of $902 thousand, or 22.6%. Diluted earnings per share increased to $0.65 for the six months ended June 30, 2018, as compared to $0.53 for the six months ended June 30, 2017.  Basic earnings per share increased to $0.65 for the six months ended June 30, 2018, as compared to $0.54 for the six months ended June 30, 2017. The difference in net income for the six months ended June 30, 2018 and June 30, 2017 resulted, in part, from an increase in interest income due to the Company’s growing loan portfolio and due to the change in the mix of the Company’s investment portfolio, a decrease in credit card processing income and expense due to a conversion to a new merchant processing vendor and a decrease of $516 thousand in income tax expense due to a reduction in the corporate tax rate from the Tax Cuts and Jobs Act (the “Tax Act”), offset by increased interest expense from the growth in deposits and the rising rate environment, an increase in provision for loan losses, and an increase in non-interest expenses. The Company experienced a 6.1% increase in full-time equivalent employees from eighty-two (82) at June 30, 2017 to eighty-seven (87) at June 30, 2018.  The increase in the number of employees, together with the annual increases in salaries and benefits, resulted in an increase in overall salary and benefits of $495 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2018 and 2017 totaled $9.5 million and $8.4 million, respectively.  Average earning assets were $1.02 billion for the three months ended June 30, 2018 as compared to $938.1 million for the three months ended June 30, 2017. The tax equivalent yield on average earning assets was 3.79% for the second quarter of 2018 compared to 3.68% for the second quarter of 2017.

Total interest expense for the three months ended June 30, 2018 increased $355 thousand to $1.4 million as compared to $1.1 million for the three months ended June 30, 2017. Average interest bearing liabilities were $806.8 million for the three months ended June 30, 2018 as compared to $762.6 million for the three months ended June 30, 2017.  The yield on average interest bearing liabilities was 0.70% and 0.56% for the second quarter of 2018 and 2017.

Net interest income for the three months ended June 30, 2018 was $8.1 million compared to $7.3 million for the three months ended June 30, 2017. The improvement in net interest income for the three months ended June 30, 2018 is a result of the growth in the loan portfolio and increase in the taxable loan rate, the change in the mix and growth of the investment portfolio and increase in the taxable investment portfolio rate, offset by an increase in the balances and rates of: interest bearing demand deposits, NOW and money markets; certificates of deposit; securities sold under agreement to repurchase; and short-term borrowings. The Company’s net interest margin for the three months ended June 30, 2018 and June 30, 2017 was 3.23%.

Total interest income for the six months ended June 30, 2018 and 2017 totaled $18.4 million and $16.4 million, respectively.  Average earning assets were $995.9 million for the six months ended June 30, 2018 as compared to $922.4 million for the six months ended June 30, 2017. The tax equivalent yield on average earning assets was 3.78% for the six months ended June 30, 2018 compared to 3.69% for the six months ended June 30, 2017.

Total interest expense for the six months ended June 30, 2018 increased $442 thousand to $2.5 million as compared to $2.1 million for the six months ended June 30, 2017. Average interest bearing liabilities were $787.3 million for the six months ended June 30, 2018 compared to $752.4 million for the six months ended June 30, 2017.  The yield on average interest bearing liabilities was 0.65% and 0.56% for the six months ended June 30, 2018 and 2017.

Net interest income for the six months ended June 30, 2018 was $15.9 million compared to $14.4 million for the six months ended June 30, 2017. The improvement in net interest income for the six months ended June 30, 2018 is a result of the growth in the loan portfolio and increase in the taxable loan rate, the change in the mix and growth of the investment portfolio and increase in the taxable investment portfolio rate, the rate increase in interest bearing deposits with banks and the decrease in savings balances, offset by a decrease in the balances and rates of non-taxable loans and investments and an increase in the balances and rates of: interest bearing demand deposits, NOW and money markets; certificates of deposit; securities sold under agreement to repurchase; and short-term borrowings. The Company’s net interest margin for the six months ended June 30, 2018 increased three (3) basis points to 3.26% as compared to 3.23% for the six months ended June 30, 2017. The increase in the net interest margin is due primarily to the rate increase in taxable loans, taxable investments and interest bearing deposits with banks and decrease in savings balances, offset by the balance and rate increase in certificate of deposits, securities sold under agreement to repurchase and short-term borrowings.

The table below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2018 and 2017, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2018			2017
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$899,632	$8,726	3.89%	$809,016	$7,694	3.81%
Loans - non-taxable (1)	8,520	66	3.87%	9,107	69	4.60%
Investment securities - taxable	57,026	341	2.40%	54,284	216	1.60%
Investment securities - non-taxable (1)	35,926	313	4.42%	39,774	345	5.27%
Federal funds sold	511	2	1.33%	868	2	1.02%
Interest bearing deposits with banks	15,455	67	1.74%	25,063	65	1.04%
TOTAL INTEREST EARNING ASSETS	1,017,070	9,515	3.79%	938,112	8,391	3.68%
Less allowance for loan losses	(7,345)			(6,641)
Other assets	35,320			35,562
TOTAL ASSETS	$1,045,045			$967,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$114,637	$51	0.18%	$113,898	$27	0.10%
Savings	489,010	588	0.48%	502,901	612	0.49%
Certificates of deposit	163,158	650	1.60%	133,106	412	1.24%
Securities sold under agreements to repurchase and short-term borrowings	39,977	126	1.26%	12,717	9	0.28%
TOTAL INTEREST BEARING LIABILITIES	806,782	1,415	0.70%	762,622	1,060	0.56%

Non-interest bearing demand deposits	149,726			120,664
Other liabilities	6,183			6,495
Stockholders' equity	82,354			77,252
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,045,045			$967,033

Net interest income		$8,100			$7,331
Net interest spread			3.09%			3.12%
Net interest margin			3.23%			3.23%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% and 34% as of June 30, 2018 and June 30, 2017, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	June 30, 2018			June 30, 2017
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$880,469	$16,923	3.88%	$802,064	$15,156	3.81%
Loans - non-taxable (1)	8,548	130	3.91%	9,135	138	4.61%
Investment securities - taxable	54,793	633	2.33%	52,052	393	1.52%
Investment securities - non-taxable (1)	36,361	630	4.42%	38,299	660	5.26%
Federal funds sold	606	4	1.47%	848	4	0.90%
Interest bearing deposits with banks	15,084	129	1.72%	19,964	97	0.98%
TOTAL INTEREST EARNING ASSETS	995,861	18,449	3.78%	922,362	16,448	3.69%
Less allowance for loan losses	(7,223)			(6,588)
Other assets	34,871			35,023
TOTAL ASSETS	$1,023,509			$950,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$107,593	$73	0.14%	$105,605	$47	0.09%
Savings	497,531	1,191	0.48%	502,193	1,218	0.49%
Certificates of deposit	152,938	1,124	1.48%	131,739	814	1.25%
Securities sold under agreements to repurchase, and short & long-term borrowings	29,188	148	1.02%	12,873	15	0.23%
TOTAL INTEREST BEARING LIABILITIES	787,250	2,536	0.65%	752,410	2,094	0.56%

Non-interest bearing demand deposits	148,386			116,090
Other liabilities	6,264			6,221
Stockholders' equity	81,609			76,076
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,023,509			$950,797

Net interest income		$15,913			$14,354
Net interest spread			3.13%			3.13%
Net interest margin			3.26%			3.23%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% and 34% as of June 30, 2018 and June 30, 2017, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended			Six Months Ended
	June 30, 2018 compared			June 30, 2018 compared
	to June 30, 2017			to June 30, 2017
			(In Thousands)
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest-earning assets:
Loans - taxable	$1,032	$862	$170	$1,767	$1,481	$286
Loans - non-taxable	(3)	(4)	1	(8)	(10)	2
Investment securities - taxable	125	11	114	240	21	219
Investment securities - non-taxable	(32)	(33)	1	(30)	(33)	3
Federal funds sold	-	(1)	1	-	(1)	1
Time deposits	-	-	-	-	-	-
Interest bearing deposits with banks	2	(25)	27	32	(24)	56
Total net change in income on
interest-earning assets	1,124	810	314	2,001	1,434	567

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	24	-	24	26	1	25
Savings	(24)	(17)	(7)	(27)	(11)	(16)
Certificates of deposit	238	93	145	310	131	179
Total deposits	238	76	162	309	121	188
Securities sold under agreements to
repurchase and other borrowings	117	19	98	133	19	114
Total net change in expense on
interest-bearing liabilities	355	95	260	442	140	302
Change in net interest income	$769	$715	$54	$1,559	$1,294	$265

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

For the three months ended June 30, 2018, the provision for loan losses was $265 thousand, as compared to $235 thousand for the same period ended June 30, 2017.  In the three months ended June 30, 2018, there were $63 thousand in charge-offs and $5 thousand in recoveries, as compared to charge-offs of $93 thousand and no recoveries for the three months ended June 30, 2017. For the six months ended June 30, 2018, there were charge-offs in the amount of $63 thousand and $16 thousand in recoveries, as compared to charge-offs of $184 thousand and recoveries of $13 thousand for the six months ended June 30, 2017. The allowance for loan losses is $7.5 million as of June 30, 2018, which is 0.81% of outstanding loans, compared to $6.8 million or 0.82% of outstanding loans as of June 30, 2017. At December 31, 2017, the allowance for loan losses was $7.0 million, which represented 0.82% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

	(In Thousands)
Loans receivable at end of period	$924,675	$829,068	$924,675	$829,068
Allowance for loan losses:
Balance, beginning	$7,266	$6,619	$7,040	$6,517
Provision for loan losses	265	235	480	415
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	(40)	(93)	(40)	(122)
Residential real estate	(23)	-	(23)	(62)
Consumer	-	-	-	-
Total loans charged off	(63)	(93)	(63)	(184)
Recoveries of loans previously charged off:
Commercial real estate	1	-	8	13
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	4	-	8	-
Consumer	-	-	-	-
Total recoveries	5	-	16	13
Net charge offs	(58)	(93)	(47)	(171)
Balance at end of period	$7,473	$6,761	$7,473	$6,761
Allowance for loan losses to loans receivable at end of period	0.81%	0.82%	0.81%	0.82%

Non-interest Income

Total non-interest income was $402 thousand for the three months ended June 30, 2018 compared to $781 thousand for the same period in 2017. The decrease is due primarily to a $380 thousand decrease in fees from credit card processing services due to a conversion to a new merchant processing vendor with a different income and expense structure. Credit card processing income net of credit card processing expenses increased $24 thousand from $40 thousand to $64 thousand for the three months ended June 30, 2017 and 2018, respectively.  Also contributing to the decrease in non-interest income is an increase in the impairment of real estate owned properties of $27 thousand; offset by an increase of $19 thousand in debit card interchange fees due to growth in the deposit customer base and an increase of $21 thousand in bank owned life insurance.

Total non-interest income was $797 thousand for the six months ended June 30, 2018 compared to $1.6 million for the same period in 2017. The decrease is due primarily to a $744 thousand decrease in fees from credit card processing services due to a conversion to a new merchant processing vendor with a different income and expense structure. Credit card processing income net of credit card processing expenses increased $50 thousand from $66 thousand to $116 thousand for the six months ended June 30, 2017 and 2018, respectively. Additional decreases in non-interest income are attributable to: $16 thousand loss on the sale of other real estate owned properties for the six months ended June 30, 2017 and 2018, as compared to a $11 thousand gain for the six months ended June 30, 2017 and an increase in the impairment of real estate owned properties of $27 thousand; offset by an increase of $46 thousand in debit card interchange fees due to growth in the deposit customer base.

Non-interest Expense

Non-interest expenses increased $218 thousand from $4.9 million for the three months ended June 30, 2017 to $5.2 million for the same period ended June 30, 2018. The increase in non-interest expenses is primarily due to an increase of $259 thousand over the three months ended June 30, 2017 in salaries and employee benefits. The Company had eighty-seven (87) compared to eighty-two (82) full-time equivalent employees at June 30, 2018 and June 30, 2017, respectively. This increase in the number of employees, together with annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs. Additional increases in non-interest expenses are attributable to: an increase of $84 thousand in occupancy and equipment; an increase of $102 thousand in advertising and promotions in part due to focus on social media, website advertisements and mailers; an increase of $49 thousand in professional fees mainly due to increased internal control audit costs associated with Section 404(b) of the Sarbanes-Oxley Act; an increase of $33 thousand in loan and real estate expenses; an increase of $25 thousand in charitable contributions due in part to EITC contributions, and a $79 thousand increase in other expenses due in part to an increase in operating expenses, offset by a decrease of $33 thousand in FDIC insurance and a decrease of $404 thousand in credit card processing expense due to a conversion to a new merchant processing vendor. Credit card processing income net of credit card processing expenses increased $24 thousand from $40 thousand for the three months ended June 30, 2017 to $64 thousand for the three months ended June 30, 2018, respectively.

Non-interest expenses increased $353 thousand from $9.9 million for the six months ended June 30, 2017 to $10.2 million for the same period ended June 30, 2018. The increase in non-interest expenses is primarily due to an increase of $495 thousand over the six months ended June 30, 2017 in salaries and employee benefits. The Company had eighty-seven (87) compared to eighty-two (82) full-time equivalent employees at June 30, 2018 and June 30, 2017, respectively. This increase in the number of employees, together with annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs. Additional increases in non-interest expenses are attributable to: an increase of $124 thousand in occupancy and equipment; an increase of $113 thousand in data processing due to the implementation of mobile and online banking products and an expanding customer base; an increase of $158 thousand in advertising and promotions in part due to focus on social media, website advertisements and mailers; an increase of $93 thousand in professional fees mainly due to increased internal control audit costs associated with Section 404(b) of the Sarbanes-Oxley Act; an increase of $67 thousand in loan and real estate expenses mainly due to impaired loan legal and repossession expenses; an increase of $40 thousand in charitable contributions due in part to EITC contributions, and a $74 thousand increase in other expenses due in part to an increase in operating expenses, offset by a decrease of $42 thousand in FDIC insurance and a decrease of $794 thousand in credit card processing expense due to a conversion to a new merchant processing vendor. Credit card processing income net of credit card processing expenses increased $50 thousand from $66 thousand for the six months ended June 30, 2017 to $116 thousand for the six months ended June 30, 2018, respectively.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2018 totaled $569 thousand, or 18.5% of income before taxes. The provision for income taxes for the three months ended June 30, 2017 totaled $854 thousand, or 29.1% of income before taxes. The provision for income taxes for the six months ended June 30, 2018 totaled $1.1 million, or 18.4% of income before taxes. The provision for income taxes for the six months ended June 30, 2017 totaled $1.6 million, or 28.9% of income before taxes. The decrease in the tax rate is primarily the result of the Tax Act, which lowered the corporate tax rate from 34% to 21% .

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2018. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2018 were $92.0 million compared to $90.3 million at December 31, 2017. The increase in the investment portfolio is the result of the purchase of three (3) mortgage-backed securities totaling $9.8 million, offset by a combination of principal pay downs on mortgage-backed securities, maturities, calls and a decrease in unrealized gains. The carrying value of the securities portfolio as of June 30, 2018 includes a net unrealized loss of $2.0 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $24 thousand at December 31, 2017. The current unrealized loss position of the securities portfolio is due to changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2018 increased $66.1 million to $917.8 million from $851.7 million at December 31, 2017. The loan-to-deposit ratio increased from 95% at December 31, 2017 to 100% at June 30, 2018. The Bank’s loan portfolio at June 30, 2018 was comprised of residential real estate and consumer loans of $465.5 million, an increase of $21.0 million from December 31, 2017, and commercial loans of $459.2 million, an increase of $45.4 million from December 31, 2017.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $433 thousand to $7.5 million at June 30, 2018 compared to $7.0 million at December 31, 2017. At June 30, 2018 and December 31, 2017, the allowance for loan losses represented 0.81% and 0.82%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2018,  December 31, 2017, and June 30, 2017 aggregate balances on non-performing loans equaled $4.3 million, $5.5 million and $5.7 million, respectively, representing 0.46%,  0.64% and 0.69% of total loans at June 30, 2018,  December 31, 2017 and June 30, 2017, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended June 30, 2018.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2018	2017	2017

	(In Thousands)
Non-accrual - commercial	$104	$104	$108
Non-accrual - consumer	528	686	830
Restructured loans, accruing interest and less than 90 days past due	2,991	4,705	4,768
Loans past due 90 or more days, accruing interest	660	-	-
Total nonperforming loans	4,283	5,495	5,706
Foreclosed assets	297	458	480
Total nonperforming assets	$4,580	$5,953	$6,186
Nonperforming loans to total loans at period-end	0.46%	0.64%	0.69%
Nonperforming assets to total assets	0.43%	0.60%	0.63%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $57 thousand from December 31, 2017 to June 30, 2018. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at June 30, 2018 increased $28.7 million to $929.6 million from $900.9 million at December 31, 2017. Demand, NOW and money market deposits increased $22.8 million, time deposits increased $33.4 million, and savings deposits decreased  $27.4 million. The growth in the Company’s deposits resulted primarily from a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $32.1 million at June 30, 2018, compared to $33.5 million at December 31, 2017. The $1.4 million decrease in cash and cash equivalents was primarily due to growth in the loan and investment portfolio,  offset by growth in deposits, securities sold under agreements to repurchase and short-term borrowings.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At June 30, 2018, the Company had $92.0 million of available for sale securities. Securities with carrying values of approximately $85.5 million and $87.3 million at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At June 30, 2018, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $510.9 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were short-term FHLB advances of $28.7 million outstanding as of June 30, 2018 and no short-term FHLB advances outstanding as of December 31, 2017. There were no long-term FHLB advances outstanding as of June 30, 2018 and December 31, 2017.  All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2018 and December 31, 2017. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $124.8 million at June 30, 2018. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $82.1 million as of June 30, 2018, representing a net increase of $2.3 million from December 31, 2017.  The increase in capital was primarily the result of the net income of $4.9 million and an increase in surplus of $240 thousand,  offset by a decrease of $1.6 million in unrealized gains on available for sale securities and dividends declared of $1.3 million.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2018, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2018	December 31, 2017

	(Dollars In Thousands)
Tier I, common stockholders' equity	$83,556	$79,669
Tier II, allowable portion of allowance for loan losses	7,473	7,040
Total capital	$91,029	$86,709

Common equity tier 1 capital ratio	11.2%	11.5%
Tier I risk based capital ratio	11.2%	11.5%
Total risk based capital ratio	12.2%	12.5%
Tier I leverage ratio	8.0%	8.0%

Note: Unrealized gains and losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2018	December 31, 2017

	(Dollars In Thousands)
Tier I, common stockholders' equity	$83,618	$79,750
Tier II, allowable portion of allowance for loan losses	7,473	7,040
Total capital	$91,091	$86,790

Common equity tier 1 capital ratio	11.2%	11.5%
Tier I risk based capital ratio	11.2%	11.5%
Total risk based capital ratio	12.2%	12.5%
Tier I leverage ratio	8.0%	8.0%

Note: Unrealized gains and losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at June 30, 2018. For income simulation purposes, personal savings and money market accounts are repriced quarterly and NOW and business savings reprice every 4 to 5 months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-0.7%
Down 200 basis points	-3.8%

Up 100 basis points	-1.8%
Up 200 basis points	-4.2%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2018, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
10.1	Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and
David M. Lobach, Jr., dated May 24, 2018 (Incorporated by reference to Exhibit 10.1 of Registrant's
Form 8-K filed on May 29, 2018).
10.2	Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and
Judith A. Hunsicker, dated May 24, 2018 (Incorporated by reference to Exhibit 10.2 of Registrant's
Form 8-K filed on May 29, 2018).
10.3	Lease Expansion Agreement dated June 15, 2018 by and between Embassy Bank for the Lehigh Valley and
Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on June 19, 2018).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 12 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 8, 2018	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 8, 2018	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
10.1	Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and
David M. Lobach, Jr., dated May 24, 2018 (Incorporated by reference to Exhibit 10.1 of Registrant's
Form 8-K filed on May 29, 2018).
10.2	Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and
Judith A. Hunsicker, dated May 24, 2018 (Incorporated by reference to Exhibit 10.2 of Registrant's
Form 8-K filed on May 29, 2018).
10.3	Lease Expansion Agreement dated June 15, 2018 by and between Embassy Bank for the Lehigh Valley and
Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on June 19, 2018).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 12 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.