Form 10-Q
period 2018-09-30
Embassy Bancorp, Inc.
filed 2018-11-02
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018 OR

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

(610) 882-8800
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 1, 2018	($1.00 Par Value)	7,477,500
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2018	2017

	(In Thousands, Except Share Data)
Cash and due from banks	$16,528	$14,021
Interest bearing demand deposits with banks	16,783	18,513
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	34,311	33,534
Securities available for sale	87,130	90,296
Restricted investment in bank stock	2,671	583
Loans receivable, net of allowance for loan losses of $7,533 in 2018; $7,040 in 2017	924,161	851,711
Premises and equipment, net of accumulated depreciation	1,916	1,929
Bank owned life insurance	19,524	13,186
Accrued interest receivable	2,110	1,983
Other real estate owned	480	458
Other assets	4,494	3,286
Total Assets	$1,076,797	$996,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$146,583	$139,974
Interest bearing	769,493	760,880
Total Deposits	916,076	900,854
Securities sold under agreements to repurchase	17,875	9,999
Short-term borrowings	50,921	-
Accrued interest payable	1,296	874
Other liabilities	6,248	5,470
Total Liabilities	992,416	917,197
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2018 issued 7,512,547 shares; outstanding 7,487,200 shares;
2017 issued 7,491,692 shares; outstanding 7,466,345 shares;	7,513	7,492
Surplus	25,491	24,998
Retained earnings	53,898	47,602
Accumulated other comprehensive (loss) income	(2,179)	19
Treasury stock, at cost: 25,347 shares	(342)	(342)
Total Stockholders' Equity	84,381	79,769
Total Liabilities and Stockholders' Equity	$1,076,797	$996,966

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$9,224	$8,075	$26,277	$23,369
Securities, taxable	328	246	961	639
Securities, non-taxable	312	323	942	983
Federal funds sold, and other	99	117	232	218
Total Interest Income	9,963	8,761	28,412	25,209
INTEREST EXPENSE
Deposits	1,469	1,094	3,857	3,173
Securities sold under agreements to repurchase	11	3	23	9
Short-term borrowings	204	-	340	9
Total Interest Expense	1,684	1,097	4,220	3,191
Net Interest Income	8,279	7,664	24,192	22,018
PROVISION FOR LOAN LOSSES	60	320	540	735
Net Interest Income after Provision for Loan Losses	8,219	7,344	23,652	21,283
OTHER NON-INTEREST INCOME
Credit card processing fees	78	444	260	1,370
Debit card interchange fees	133	111	391	323
Other service fees	121	108	340	324
Bank owned life insurance	157	115	338	302
Gain on sale of securities, net	-	19	-	19
(Loss) gain on sale of other real estate owned	-	5	(16)	16
Impairment on other real estate owned	(56)	-	(83)	-
Total Other Non-Interest Income	433	802	1,230	2,354
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,472	2,177	7,319	6,529
Occupancy and equipment	794	665	2,216	1,963
Data processing	588	493	1,632	1,424
Credit card processing	24	406	90	1,266
Advertising and promotion	458	381	1,282	1,047
Professional fees	193	149	590	453
FDIC insurance	115	124	326	377
Insurance	14	14	42	45
Loan & real estate	96	62	286	185
Charitable contributions	194	169	660	595
Other real estate owned expenses	38	23	86	43
Other	389	330	1,089	956
Total Other Non-Interest Expenses	5,375	4,993	15,618	14,883

Income before Income Taxes	3,277	3,153	9,264	8,754
INCOME TAX EXPENSE	597	920	1,697	2,536
Net Income	$2,680	$2,233	$7,567	$6,218

BASIC EARNINGS PER SHARE	$0.36	$0.30	$1.01	$0.84

DILUTED EARNINGS PER SHARE	$0.35	$0.30	$1.00	$0.83

DIVIDENDS PER SHARE	$0.17	$0.14	$0.17	$0.14

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2018		2017

	(In Thousands)
Net Income		$2,680		$2,233
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding loss on securities available for sale	(783)		(162)
Less: reclassification adjustment for realized gains	-		(19)
	(783)		(181)
Income tax effect	164		62
Net unrealized loss	(619)		(119)
Other comprehensive loss, net of tax		(619)		(119)
Comprehensive Income		$2,061		$2,114

	Nine Months Ended September 30,
	2018		2017

	(In Thousands)

Net Income		$7,567		$6,218
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding (loss) gain on securities available for sale	(2,782)		1,188
Less: reclassification adjustment for realized gains	-		(19)
	(2,782)		1,169
Income tax effect	584		(398)
Net unrealized (loss) gain	(2,198)		771
Other comprehensive (loss) income, net of tax		(2,198)		771
Comprehensive Income		$5,369		$6,989

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2018 and 2017

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278
Net income	-	-	6,218	-	-	6,218
Other comprehensive income, net of tax	-	-	-	771	-	771
Dividend declared, $.14 per share	-	-	(1,042)	-	-	(1,042)
Compensation expense recognized on stock options	-	5	-	-	-	5
Common stock grants to directors, 5,156 shares	5	63	-	-	-	68
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $379	-	72	-	-	-	72
Shares issued under employee stock purchase
plan, 2,820 shares	3	38	-	-	-	41
Purchase treasury stock, 6,557 shares at $14.80 per share	-	-	-	-	(97)	(97)
Shares issued under Dividend Reinvestment and Stock Purchase Plan, 14,091 shares	14	196				210
BALANCE - SEPTEMBER 30, 2017	$7,475	$24,977	$46,520	$747	$(195)	$79,524

BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769
Net income	-	-	7,567	-	-	7,567
Other comprehensive loss, net of tax	-	-	-	(2,198)	-	(2,198)
Dividend declared, $.17 per share	-	-	(1,271)	-	-	(1,271)
Compensation expense recognized on stock options	-	3	-	-	-	3
Common stock grants to directors, 6,731 shares	6	105	-	-	-	111
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $459	-	151	-	-	-	151
Shares issued under employee stock purchase
plan, 2,525 shares	3	40	-	-	-	43
Shares issued under Dividend Reinvestment and Stock Purchase Plan, 11,599 shares	12	194				206
BALANCE - SEPTEMBER 30, 2018	$7,513	$25,491	$53,898	$(2,179)	$(342)	$84,381

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,567	$6,218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	540	735
Amortization of deferred loan costs	163	55
Depreciation and amortization	557	494
Net amortization of investment security premiums and discounts	138	203
Stock compensation expense	154	77
Net realized loss (gain) on sale of other real estate owned	18	(16)
Impairment on other real estate owned	83	-
Income on bank owned life insurance	(338)	(302)
Net realized gain on sale of securities available for sale	-	(19)
Increase in accrued interest receivable	(127)	(84)
Increase in other assets	(624)	(336)
Increase (decrease) in accrued interest payable	422	(32)
Increase in other liabilities	889	776
Net Cash Provided by Operating Activities	9,442	7,769
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(9,793)	(36,348)
Maturities, calls and principal repayments of securities available for sale	10,039	11,615
Proceeds from sales of securities available for sale	-	14,920
Net increase in loans	(73,492)	(39,371)
Net (purchase) redemption of restricted investment in bank stock	(2,088)	41
Purchase of bank owned life insurance	(6,000)	-
Proceeds from sale of other real estate owned	216	53
Purchases of premises and equipment	(544)	(322)
Net Cash Used in Investing Activities	(81,662)	(49,412)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,222	59,827
Net increase (decrease) in securities sold under agreements to repurchase	7,876	(1,694)
Proceeds from shares issued under employee stock purchase plan	43	41
Increase in short-term borrowed funds	50,921	-
Acquisition of treasury stock	-	(97)
Proceeds from Dividend Reinvestment Plan	206	210
Dividends paid	(1,271)	(1,042)
Net Cash Provided by Financing Activities	72,997	57,245
Net Increase in Cash and Cash Equivalents	777	15,602
CASH AND CASH EQUIVALENTS - BEGINNING	33,534	24,218
CASH AND CASH EQUIVALENTS - ENDING	$34,311	$39,820

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,798	$3,223

Income taxes paid	$1,903	$2,530

Deferral of gain from sale of other real estate sold through bank financing	$2	$16

Other real estate acquired in settlement of loans	$339	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2018 through the date these consolidated financial statements were issued.

Certain amounts in the 2017 consolidated financial statements may have been reclassified to conform to 2018 presentation. These reclassifications had no effect on 2017 net income.

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

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10).  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion. ASU 2016-01 had no material effect on the Company’s financial condition or results of operations.

Note 3 – Securities Available For Sale

At September 30, 2018 and December 31, 2017, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2018
U.S. Government agency obligations	$6,008	$-	$(19)	$5,989
Municipal bonds	35,759	475	(1,277)	34,957
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	48,121	39	(1,976)	46,184
Total	$89,888	$514	$(3,272)	$87,130

December 31, 2017
U.S. Government agency obligations	$10,039	$-	$(51)	$9,988
Municipal bonds	37,701	1,089	(469)	38,321
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	42,532	80	(625)	41,987
Total	$90,272	$1,169	$(1,145)	$90,296

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities as of September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$7,547	$7,551
Due after one year through five years	5,461	5,528
Due after five years through ten years	8,576	8,184
Due after ten years	20,183	19,683
	41,767	40,946
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	48,121	46,184
	$89,888	$87,130

There were no sales of securities for the three and nine months ended September 30, 2018. Gross gains of $19 thousand were realized on the sales of securities for the three and nine months ended September 30, 2017, respectively.  There were no gross losses on the sales of securities during the three and nine months ended September 30, 2018 and 2017.

Securities with a carrying value of $82.8 million and $87.3 million at September 30, 2018 and December 31, 2017, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2018
U.S. Government agency obligations	$1,000	$-	$4,989	$(19)	$5,989	$(19)
Municipal bonds	6,473	(361)	6,714	(916)	13,187	(1,277)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	15,096	(333)	30,543	(1,643)	45,639	(1,976)
Total Temporarily Impaired Securities	$22,569	$(694)	$42,246	$(2,578)	$64,815	$(3,272)
	.
December 31, 2017
U.S. Government agency obligations	$7,003	$(24)	$2,985	$(27)	$9,988	$(51)
Municipal bonds	2,415	(77)	6,235	(392)	8,650	(469)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	25,295	(305)	11,502	(320)	36,797	(625)
Total Temporarily Impaired Securities	$34,713	$(406)	$20,722	$(739)	$55,435	$(1,145)

The Company had forty-eight (48) securities in an unrealized loss position at September 30, 2018. The unrealized losses are due only to market rate fluctuations. As of September 30, 2018, the Company either has the intent and ability to hold the securities until

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $936 thousand and $3.0 million repurchased during the three and nine months ended September 30, 2018, respectively. There were no stock repurchases during the three months ended September 30, 2017 and $1.3 million repurchased during the nine months ended September 30, 2017, respectively. Stock purchases of $1.8 million and $5.1 million were made during the three and nine months ended September 30, 2018, respectively. There were no stock purchases during the three months ended September 30, 2017 and $1.3 million purchased during the nine months ended September 30, 2017, respectively. Dividend payments of $21 thousand and $35 thousand were received during the three and nine months ended September 30, 2018 and $5 thousand and $11 thousand were received during the three and nine months ended September 30, 2017, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2018.

Note 5 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018		December 31, 2017
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$408,722	43.90%	$347,292	40.46%
Commercial construction	15,182	1.63%	30,090	3.51%
Commercial	38,060	4.09%	36,406	4.24%
Residential real estate	468,324	50.30%	443,601	51.68%
Consumer	778	0.08%	904	0.11%
Total loans	931,066	100.00%	858,293	100.00%
Unearned origination fees	628		458
Allowance for loan losses	(7,533)		(7,040)
	$924,161		$851,711

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2018 and December 31, 2017, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2018	(In Thousands)
Commercial real estate	$403,489	$-	$5,233	$-	$408,722
Commercial construction	14,867	-	315	-	15,182
Commercial	38,060	-	-	-	38,060
Residential real estate	467,052	755	517	-	468,324
Consumer	778	-	-	-	778
Total	$924,246	$755	$6,065	$-	$931,066

December 31, 2017
Commercial real estate	$341,865	$-	$5,427	$-	$347,292
Commercial construction	29,775	-	315	-	30,090
Commercial	36,406	-	-	-	36,406
Residential real estate	442,770	-	831	-	443,601
Consumer	904	-	-	-	904
Total	$851,720	$-	$6,573	$-	$858,293

The Company had four (4) foreclosed assets in the amount of $480 thousand as of September 30, 2018, of which two (2) are residential real estate in the amount of $235 thousand. At September 30, 2018 and December 31, 2017, the Company had $353 thousand and $499 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure.

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$5,504	$5,768		$7,383	$7,748
Commercial construction	315	315		315	315
Commercial	-	-		-	-
Residential real estate	823	1,128		1,043	1,329
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-	-
Commercial	241	241	34	245	245	39
Residential real estate	856	856	167	986	986	212
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$5,504	$5,768	$-	$7,383	$7,748	$-
Commercial construction	315	315	-	315	315	-
Commercial	241	241	34	245	245	39
Residential real estate	1,679	1,984	167	2,029	2,315	212
Consumer	-	-	-	-	-	-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

$7,739	$8,308	$201	$9,972	$10,623	$251

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$5,738	$58	$5,517	$55
Commercial construction	315	3	315	3
Commercial	37	-	-	-
Residential real estate	849	3	909	1
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$2,006	$7
Commercial construction	-	-	-	-
Commercial	242	2	247	3
Residential real estate	911	7	1,213	4
Consumer	-	-	-	-
Total:
Commercial real estate	$5,738	$58	$7,523	$62
Commercial construction	315	3	315	3
Commercial	279	2	247	3
Residential real estate	1,760	10	2,122	5
Consumer	-	-	-	-
	$8,092	$73	$10,207	$73

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$6,146	$181	$6,730	$167
Commercial construction	315	8	315	8
Commercial	18	2	50	-
Residential real estate	916	8	1,191	4
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$1,003	$17
Commercial construction	-	-	-	-
Commercial	243	7	255	8
Residential real estate	945	23	1,009	13
Consumer	-	-	-	-
Total:
Commercial real estate	$6,146	$181	$7,733	$184
Commercial construction	315	8	315	8
Commercial	261	9	305	8
Residential real estate	1,861	31	2,200	17
Consumer	-	-	-	-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

$8,583	$229	$10,553	$217

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2018	December 31, 2017

	(In Thousands)
Commercial real estate	$-	$104
Commercial construction	-	-
Commercial	-	-
Residential real estate	378	686
Consumer	-	-
Total	$378	$790

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2018 and December 31, 2017, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

September 30, 2018	(In Thousands)
Commercial real estate	$720	$-	$-	$720	$408,002	$408,722	$-
Commercial construction	-	-	-	-	15,182	15,182	-
Commercial	180	819	-	999	37,061	38,060	-
Residential real estate	1,203	-	91	1,294	467,030	468,324	-
Consumer	-	-	-	-	778	778	-
Total	$2,103	$819	$91	$3,013	$928,053	$931,066	$-

December 31, 2017
Commercial real estate	$2,852	$-	$104	$2,956	$344,336	$347,292	$-
Commercial construction	-	-	-	-	30,090	30,090	-
Commercial	-	-	-	-	36,406	36,406	-
Residential real estate	1,036	1,800	634	3,470	440,131	443,601	-
Consumer	-	-	-	-	904	904	-
Total	$3,888	$1,800	$738	$6,426	$851,867	$858,293	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending September 30, 2018
Beginning Balance - June 30, 2018	$2,381	$158	$420	$3,793	$27	$694	$7,473
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	62	(51)	(23)	26	(7)	53	60
Ending Balance - September 30, 2018	$2,443	$107	$397	$3,819	$20	$747	$7,533

Nine Months Ending September 30, 2018
Beginning Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040
Charge-offs	-	-	(40)	(23)	-	-	(63)
Recoveries	8	-	-	8	-	-	16
Provisions	184	(262)	(35)	324	2	327	540
Ending Balance - September 30, 2018	$2,443	$107	$397	$3,819	$20	$747	$7,533

Three Months Ending September 30, 2017
Beginning Balance - June 30, 2017	$2,154	$473	$493	$3,370	$27	$244	$6,761
Charge-offs	(108)	-	-	(123)	-	-	(231)
Recoveries	-	-	-	-	-	-	-
Provisions	146	(49)	48	182	(10)	3	320
Ending Balance - September 30, 2017	$2,192	$424	$541	$3,429	$17	$247	$6,850

Nine Months Ending September 30, 2017
Beginning Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517
Charge-offs	(108)	-	(122)	(185)	-	-	(415)
Recoveries	13	-	-	-	-	-	13
Provisions	(62)	(92)	240	677	2	(30)	735
Ending Balance - September 30, 2017	$2,192	$424	$541	$3,429	$17	$247	$6,850

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2018 and December 31, 2017:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2018
Allowance for Loan Losses
Ending Balance	$2,443	$107	$397	$3,819	$20	$747	$7,533
Ending balance: individually evaluated for impairment	$-	$-	$34	$167	$-	$-	$201
Ending balance: collectively evaluated for impairment	$2,443	$107	$363	$3,652	$20	$747	$7,332

Loans receivables:
Ending balance	$408,722	$15,182	$38,060	$468,324	$778		$931,066
Ending balance: individually evaluated for impairment	$5,504	$315	$241	$1,679	$-		$7,739
Ending balance: collectively evaluated for impairment	$403,218	$14,867	$37,819	$466,645	$778		$923,327

December 31, 2017
Allowance for Loan Losses
Ending Balance	$2,251	$369	$472	$3,510	$18	$420	$7,040
Ending balance: individually evaluated for impairment	$-	$-	$39	$212	$-	$-	$251
Ending balance: collectively evaluated for impairment	$2,251	$369	$433	$3,298	$18	$420	$6,789

Loans receivables:
Ending balance	$347,292	$30,090	$36,406	$443,601	$904		$858,293
Ending balance: individually evaluated for impairment	$7,383	$315	$245	$2,029	$-		$9,972
Ending balance: collectively evaluated for impairment	$339,909	$29,775	$36,161	$441,572	$904		$848,321

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

September 30, 2018	(In Thousands)
Commercial real estate	$1,309	$-	$1,309
Commercial construction	260	-	260
Commercial	241	-	241
Residential real estate	1,161	25	1,186
Consumer	-	-	-
	$2,971	$25	$2,996

December 31, 2017
Commercial real estate	$3,002	$-	$3,002
Commercial construction	260	-	260
Commercial	245	-	245
Residential real estate	1,198	52	1,250
Consumer	-	-	-
	$4,705	$52	$4,757

As of September 30, 2018, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and nine months ended September 30, 2018.

The following table presents newly restructured loans that occurred during the three and nine months ended September 30, 2017.

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Three Months Ending September 30, 2017
Residential real estate	2	$122	$53
	2	$122	$53

Nine Months Ending September 30, 2017
Residential real estate	2	$122	$53
	2	$122	$53

The residential loans above were restructured through a payment modification and had no impairment reserve recorded in the allowance for loan loss for the three and nine months ending September 30, 2017.

e

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and nine months ended September 30, 2018 and 2017.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $5.5 million of standby letters of credit outstanding as of September 30, 2018. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.3 million. Management does not consider the current amount of the liability as of September 30, 2018 for guarantees under standby letters of credit issued to be material.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Deposits

The components of deposits at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(In Thousands)

Demand, non-interest bearing	$146,583	$139,974
Demand, NOW and money market, interest bearing	130,881	110,122
Savings	450,745	507,840
Time, $250 and over	70,273	61,234
Time, other	117,594	81,684
Total deposits	$916,076	$900,854

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2018 and December 31, 2017:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
September 30, 2018
Repurchase Agreements:
Corporate Institutions	$17,875	$-	$17,875	$(17,875)	$-	$-

December 31, 2017
Repurchase Agreements:
Corporate Institutions	$9,999	$-	$9,999	$(9,999)	$-	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2018 and December 31, 2017, the fair value of securities pledged was $20.7 million and $15.8 million, respectively.

Note 9 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At September 30, 2018, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $533.0 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. As of September 30, 2018, a one week short-term FHLB advance of $50.9 million was outstanding at a rate of 2.50% and no short-term FHLB advances were outstanding as of December 31, 2017. The 2018 funding was the result of the difference between the deposit growth and loan growth.  There were no long-term FHLB advances outstanding as of September 30, 2018 and December 31, 2017. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2018 and December 31, 2017. Advances from this line are unsecured.

Note 10 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At September 30, 2018, there were 270,559 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended September 30, 2018, there have been 113,198 awards granted. There were no awards granted during the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017 there were 6,731 and 5,156 awards granted, respectively. The Company recognized compensation expense for restricted stock awards during the three months and nine months ended September 30, 2018 of $44 thousand and $151 thousand; and during the three and nine months ended September 30, 2017, the Company recognized $24 thousand and $72 thousand, respectively.

In December 2016, January 2014, February 2013 and 2012, the Company granted stock options to purchase 4,227, 29,663, 29,742 and 52,611 shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  No stock options were granted in 2018, 2017 or 2015. Stock compensation expense related to these options was $1 thousand and $3 thousand for the three and nine months ended September 30, 2018 and $2 thousand and $5 thousand for the three and nine months ended September 30, 2017, respectively. At September 30, 2018, approximately $6 thousand of unrecognized cost related to these stock options granted in 2016 will be recognized over the next 1.22 years, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 6,160 shares have been issued as of September 30, 2018. The Company recognized discount expense in relation to the employee stock purchase plan of $1 thousand and $2 thousand during the three and nine months ended September 30, 2018 and September 30, 2017, respectively.

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

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended September 30,
	2018			2017

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding losses on securities available for sale	$(783)	$164	$(619)	$(162)	$56	$(106)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(19)	6	(13)
Total other comprehensive loss	$(783)	$164	$(619)	$(181)	$62	$(119)

	Nine Months Ended September 30,
	2018			2017

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(2,782)	$584	$(2,198)	$1,188	$(404)	$784
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(19)	6	(13)
Total other comprehensive (loss) income	$(2,782)	$584	$(2,198)	$1,169	$(398)	$771

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale, net of tax, for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$-	$(19)	$-	$(19)
Income taxes	-	6	-	6
Net of tax	$-	$(13)	$-	$(13)

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive (loss) income net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2018 and 2017	(In Thousands)
Balance June 30, 2018	$(1,560)
Other comprehensive loss before reclassifications	(619)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(619)
Balance September 30, 2018	$(2,179)

Balance June 30, 2017	$866
Other comprehensive loss before reclassifications	(106)
Amounts reclassified from accumulated other comprehensive income	(13)
Net other comprehensive loss during the period	(119)
Balance September 30, 2017	$747

Nine Months Ended September 30, 2018 and 2017
Balance January 1, 2018	$19
Other comprehensive loss before reclassifications	(2,198)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(2,198)
Balance September 30, 2018	$(2,179)

Balance January 1, 2017	$(24)
Other comprehensive income before reclassifications	784
Amounts reclassified from accumulated other comprehensive income	(13)
Net other comprehensive income during the period	771
Balance September 30, 2017	$747

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,680	$2,233	$7,567	$6,218

Weighted average shares outstanding	7,474,877	7,444,231	7,473,044	7,445,997
Dilutive effect of potential common shares, stock options	66,573	57,076	66,508	57,038
Diluted weighted average common shares outstanding	7,541,450	7,501,307	7,539,552	7,503,035

Basic earnings per share	$0.36	$0.30	$1.01	$0.84
Diluted earnings per share	$0.35	$0.30	$1.00	$0.83

There were no stock options not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2018. Stock options of 4,227 were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2017.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2018 and December 31, 2017, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$5,989	$-	$5,989
Municipal bonds	-	34,957	-	34,957
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	46,184	-	46,184
September 30, 2018 Securities available for sale	$-	$87,130	$-	$87,130

U.S. Government agency obligations	$-	$9,988	$-	$9,988
Municipal bonds	-	38,321	-	38,321
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2017 Securities available for sale	$-	$90,296	$-	$90,296

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
September 30, 2018 Impaired loans	$-	$-	$896	$896
September 30, 2018 Other real estate owned	$-	$-	$480	$480
December 31, 2017 Impaired loans	$-	$-	$980	$980
December 31, 2017 Other real estate owned	$-	$-	$458	$458

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

At September 30, 2018, of the impaired loans having an aggregate balance of $7.7 million, $6.6 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.1 million in impaired loans, an aggregate valuation allowance of $201 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2018:
Impaired loans	$896	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-17.9%)
			Liquidation expenses (2)	0% to -8.5% (-8.2%)
Other real estate owned	$480	Listings, Letters of Intent	Liquidation expenses (2)	-5% (-5%)
		& Third Party Evaluations
December 31, 2017:
Impaired loans	$980	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-23.2%)
			Liquidation expenses (2)	0% to -8.5% (-7.7%)
Other real estate owned	$458	Listings, Letters of Intent	Liquidation expenses (2)	-5% (-5%)
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017:

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2018 and December 31, 2017:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
September 30, 2018:
Financial assets:
Cash and cash equivalents	$34,311	$34,311	$34,311	$-	$-
Securities available-for-sale	87,130	87,130	-	87,130	-
Loans receivable, net of allowance	924,161	903,726	-	-	903,726
Restricted investments in bank stock	2,671	2,671	-	2,671	-
Accrued interest receivable	2,110	2,110	-	2,110	-
Financial liabilities:
Deposits	916,076	914,572	-	914,572	-
Securities sold under agreements to
repurchase and federal funds purchased	17,875	17,860	-	17,860	-
Short-term borrowings	50,921	50,921	-	50,921	-
Accrued interest payable	1,296	1,296	-	1,296	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2017:
Financial assets:
Cash and cash equivalents	$33,534	$33,534	$33,534	$-	$-
Securities available-for-sale	90,296	90,296	-	90,296	-
Loans receivable, net of allowance	851,711	849,328	-	-	849,328
Restricted investments in bank stock	583	583	-	583	-
Accrued interest receivable	1,983	1,983	-	1,983	-
Financial liabilities:
Deposits	900,854	900,232	-	900,232	-
Securities sold under agreements to
repurchase and federal funds purchased	9,999	9,994	-	9,994	-
Accrued interest payable	874	874	-	874	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 14 – Future Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of income and cash flows will be generally consistent with the current guidance. The new guidance will be effective for the Company in 2019. Once effective, the standard will be applied using the optional transition method in accordance with the July 2018 issued ASU No. 2018-11 which allows the Company to choose the optional transition method, instead of the modified retrospective transition method previously considered. The Company

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

has reviewed the lease population and are in the process of determining which renewal terms will be exercised. The Company expects an increase on the Consolidated Balance Sheet in the first quarter of 2019 for the right of use asset and right of use liability, however, the affect to equity and earnings will be insignificant.

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

Caution About Forward-looking Statements

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, and (v) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2017.

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

According to FDIC data, as of June 30, 2018, the Company ranks 6th in market share in Northampton County with four (4) offices, and 6th in Lehigh County with four (4) offices, with a combine deposit market share of 6.89% for both counties. The Company currently has nine (9) offices after its August 2018 opening of the Preview Center office in Macungie in advance of its new permanent Macungie Office scheduled to open in 2019.

The Company’s assets increased $79.8 million from $997.0 million at December 31, 2017 to $1.08 billion at September 30, 2018. The Company's deposits grew $15.2 million from $900.9 million at December 31, 2017 to $916.1 million at September 30, 2018. The growth in the Company’s deposits resulted primarily from a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent mergers and competitive branch closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank. During the same period, loans receivable, net of allowance for loan losses, increased $72.5 million from $851.7 million at December 31, 2017 to $924.2 million at September 30, 2018. The Company funded the difference between deposit growth and loan growth with short term FHLB borrowings of $50.9 million. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company anticipates that its lending activity will increase in the short-term, as the Company expands its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended September 30, 2018 was $2.7 million compared to net income for the three months ended September 30, 2017 of $2.2 million, an increase of $447 thousand, or 20.0%.  Net income for the nine months ended September 30, 2018 was $7.6 million compared to net income for the nine months ended September 30, 2017 of $6.2 million, an increase of $1.3 million, or 21.7%. Diluted earnings per share increased to $1.00 for the nine months ended September 30, 2018, as compared to $0.83 for the nine months ended September 30, 2017.  Basic earnings per share increased to $1.01 for the nine months ended September 30, 2018, as compared to $0.84 for the nine months ended September 30, 2017. The difference in net income for the nine months ended September 30, 2018 and September 30, 2017 resulted, in part, from an increase in net interest income due to the Company’s growing loan portfolio and increase in yields, the change in the mix of the Company’s investment portfolio, a decrease in credit card processing income and expense due to a conversion to a new merchant processing vendor, which resulted in an overall net increase in merchant processing income, and a decrease of $839 thousand in income tax expense due to a reduction in the corporate tax rate from the Tax Cuts and Jobs Act (the “Tax Act”), which was partially offset by increased interest expense from the growth in deposits and the rising rate environment, an increase in FHLB borrowings and an increase in non-interest expenses. In August 2018, the Company opened a Preview Center office in Macungie in advance of its new permanent Macungie Office scheduled to open in 2019. The hires for the Macungie location, along with new hires needed for Company growth, contributed to the 8.5% increase in full-time equivalent employees from eighty-two (82) at September 30, 2017 to eighty-nine (89) at September 30, 2018.  The increase in the number of employees, together with the annual increases in salaries and benefits, resulted in an increase in overall salary and benefits of $790 thousand.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2018 and 2017 totaled $10.0 million and $8.8 million, respectively.  Average earning assets were $1.04 billion for the three months ended September 30, 2018, as compared to $959.6 million for the three months ended September 30, 2017. The tax equivalent yield on average earning assets was 3.85% for the third quarter of 2018 compared to 3.71% for the third quarter of 2017.

Total interest expense for the three months ended September 30, 2018 increased $587 thousand to $1.7 million as compared to $1.1 million for the three months ended September 30, 2017. Average interest bearing liabilities were $826.1 million for the three months ended September 30, 2018, as compared to $772.7 million for the three months ended September 30, 2017.  The yield on average interest bearing liabilities was 0.81% and 0.56% for the third quarter of 2018 and 2017.

Net interest income for the three months ended September 30, 2018 was $8.3 million compared to $7.7 million for the three months ended September 30, 2017. The improvement in net interest income for the three months ended September 30, 2018 is a result of the growth in the loan portfolio and increase in the taxable loan rate, the change in the mix of the investment portfolio and increase in the taxable investment portfolio rate, and a decrease in savings balances, offset by an increase in the balances and rates of: interest bearing demand deposits, NOW and money markets; certificates of deposit; securities sold under agreement to repurchase; and short-term borrowings. The Company’s net interest margin for the three months ended September 30, 2018 was 3.21%.

Total interest income for the nine months ended September 30, 2018 and 2017 totaled $28.4 million and $25.2 million, respectively.  Average earning assets were $1.01 billion for the nine months ended September 30, 2018, as compared to $934.9 million for the nine months ended September 30, 2017. The tax equivalent yield on average earning assets was 3.80% for the nine months ended September 30, 2018 compared to 3.69% for the nine months ended September 30, 2017.

Total interest expense for the nine months ended September 30, 2018 increased $1.0 million to $4.2 million as compared to $3.2 million for the nine months ended September 30, 2017. Average interest bearing liabilities were $800.3 million for the nine months ended September 30, 2018 compared to $759.3 million for the nine months ended September 30, 2017.  The yield on average interest bearing liabilities was 0.70% and 0.56% for the nine months ended September 30, 2018 and 2017.

Net interest income for the nine months ended September 30, 2018 was $24.2 million compared to $22.0 million for the nine months ended September 30, 2017. The improvement in net interest income for the nine months ended September 30, 2018 is a result of the growth in the loan portfolio and increase in the taxable loan rate, the change in the mix of the investment portfolio and increase in the taxable investment portfolio rate, the rate increase in interest bearing deposits with banks and the decrease in savings balances, offset by a decrease in the balances and rates of non-taxable loans and investments and an increase in the balances and rates of: interest bearing demand deposits, NOW and money markets; certificates of deposit; securities sold under agreement to repurchase; and short-term borrowings. The Company’s net interest margin for the nine months ended September 30, 2018 and 2017 was 3.24%.

The table below sets forth average balances and corresponding yields for the corresponding periods ended September 30, 2018 and 2017, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2018			2017
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$920,840	$9,158	3.95%	$822,338	$8,005	3.86%
Loans - non-taxable (1)	8,444	66	3.92%	9,052	70	4.65%
Investment securities - taxable	55,018	328	2.39%	53,882	246	1.83%
Investment securities - non-taxable (1)	35,732	312	4.38%	38,557	323	5.05%
Federal funds sold	574	3	1.95%	1,000	3	1.21%
Interest bearing deposits with banks	16,461	96	2.31%	34,755	114	1.30%
TOTAL INTEREST EARNING ASSETS	1,037,069	9,963	3.85%	959,584	8,761	3.71%
Less allowance for loan losses	(7,503)			(6,805)
Other assets	38,786			35,520
TOTAL ASSETS	$1,068,352			$988,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$126,719	$78	0.24%	$119,052	$28	0.09%
Savings	465,461	568	0.48%	505,938	621	0.49%
Certificates of deposit	182,090	823	1.79%	137,567	445	1.28%
Securities sold under agreements to repurchase and short-term borrowings	51,840	215	1.65%	10,176	3	0.12%
TOTAL INTEREST BEARING LIABILITIES	826,110	1,684	0.81%	772,733	1,097	0.56%

Non-interest bearing demand deposits	150,254			129,107
Other liabilities	8,015			7,670
Stockholders' equity	83,973			78,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,068,352			$988,299

Net interest income		$8,279			$7,664
Net interest spread			3.04%			3.15%
Net interest margin			3.21%			3.25%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% and 34% as of September 30, 2018 and September 30, 2017, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2018			2017
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$894,074	$26,081	3.90%	$808,896	$23,161	3.83%
Loans - non-taxable (1)	8,513	196	3.90%	9,107	208	4.63%
Investment securities - taxable	54,869	961	2.34%	52,669	639	1.62%
Investment securities - non-taxable (1)	36,149	942	4.41%	38,386	983	5.19%
Federal funds sold	595	7	1.63%	899	7	1.02%
Interest bearing deposits with banks	15,548	225	1.93%	24,949	211	1.13%
TOTAL INTEREST EARNING ASSETS	1,009,748	28,412	3.80%	934,906	25,209	3.69%
Less allowance for loan losses	(7,318)			(6,661)
Other assets	36,191			35,190
TOTAL ASSETS	$1,038,621			$963,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$114,038	$151	0.18%	$110,136	$75	0.09%
Savings	486,723	1,759	0.48%	503,455	1,838	0.49%
Certificates of deposit	162,762	1,947	1.60%	133,703	1,260	1.26%
Securities sold under agreements to repurchase, and short & long-term borrowings	36,822	363	1.32%	11,964	18	0.20%
TOTAL INTEREST BEARING LIABILITIES	800,345	4,220	0.70%	759,258	3,191	0.56%

Non-interest bearing demand deposits	149,015			120,477
Other liabilities	6,856			6,710
Stockholders' equity	82,405			76,990
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,038,621			$963,435

Net interest income		$24,192			$22,018
Net interest spread			3.10%			3.13%
Net interest margin			3.24%			3.24%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% and 34% as of September 30, 2018 and September 30, 2017, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended			Nine Months Ended
	September 30, 2018 compared			September 30, 2018 compared
	to September 30, 2017			to September 30, 2017
			(In Thousands)
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest-earning assets:
Loans - taxable	$1,153	$959	$194	$2,920	$2,439	$481
Loans - non-taxable	(4)	(5)	1	(12)	(13)	1
Investment securities - taxable	82	5	77	322	27	295
Investment securities - non-taxable	(11)	(24)	13	(41)	(58)	17
Federal funds sold	-	(1)	1	-	(2)	2
Interest bearing deposits with banks	(18)	(60)	42	14	(79)	93
Total net change in income on
interest-earning assets	1,202	874	328	3,203	2,314	889

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	50	2	48	76	3	73
Savings	(53)	(50)	(3)	(79)	(61)	(18)
Certificates of deposit	378	144	234	687	274	413
Total deposits	375	96	279	684	216	468
Securities sold under agreements to
repurchase and other borrowings	212	12	200	345	37	308
Total net change in expense on
interest-bearing liabilities	587	108	479	1,029	253	776
Change in net interest income	$615	$766	$(151)	$2,174	$2,061	$113

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

For the three months ended September 30, 2018, the provision for loan losses was $60 thousand, as compared to $320 thousand for the same period ended September 30, 2017.  In the three months ended September 30, 2018, there were no charge-offs or recoveries, as compared to charge-offs of $231 thousand and no recoveries for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the provision for loan losses was $540 thousand, as compared to $735 thousand for the same period ended September 30, 2017. For the nine months ended September 30, 2018, there were charge-offs in the amount of $63 thousand and $16 thousand in recoveries, as compared to charge-offs of $415 thousand and recoveries of $13 thousand for the nine months ended September 30, 2017. The allowance for loan losses is $7.5 million as of September 30, 2018, which is 0.81% of outstanding loans, compared to $6.9 million or 0.82% of outstanding loans as of September 30, 2017. At December 31, 2017, the allowance for loan losses was $7.0 million, which represented 0.82% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

	(In Thousands)
Loans receivable at end of period	$931,066	$837,658	$931,066	$837,658
Allowance for loan losses:
Balance, beginning	$7,473	$6,761	$7,040	$6,517
Provision for loan losses	60	320	540	735
Loans charged off:
Commercial real estate	-	(108)	-	(108)
Commercial construction	-	-	-	-
Commercial	-	-	(40)	(122)
Residential real estate	-	(123)	(23)	(185)
Consumer	-	-	-	-
Total loans charged off	-	(231)	(63)	(415)
Recoveries of loans previously charged off:
Commercial real estate	-	-	8	13
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	8	-
Consumer	-	-	-	-
Total recoveries	-	-	16	13
Net charge offs	-	(231)	(47)	(402)
Balance at end of period	$7,533	$6,850	$7,533	$6,850
Allowance for loan losses to loans receivable at end of period	0.81%	0.82%	0.81%	0.82%

Non-interest Income

Total non-interest income was $433 thousand for the three months ended September 30, 2018 compared to $802 thousand for the same period in 2017. The decrease is due primarily to a $366 thousand decrease in fees from credit card processing services due to a conversion to a new merchant processing vendor with a different income and expense structure. Credit card processing income net of credit card processing expenses increased $16 thousand from $38 thousand to $54 thousand for the three months ended September 30, 2017 and 2018, respectively.  Also contributing to the decrease in non-interest income is an increase in the impairment of real estate owned properties of $56 thousand and no gains on the sale of securities in the third quarter of 2018, as compared to $19 thousand of gains on the sale of securities in the third quarter of 2017; offset by an increase of $22 thousand in debit card interchange fees due to growth in the deposit customer base and an increase of $42 thousand in bank owned life insurance in part due to the purchase of an additional $6.0 million of bank owned life insurance in the third quarter of 2018.

Total non-interest income was $1.2 million for the nine months ended September 30, 2018 compared to $2.4 million for the same period in 2017. The decrease is due primarily to a $1.1 million decrease in fees from credit card processing services due to a conversion to a new merchant processing vendor with a different income and expense structure. Credit card processing income net of credit card processing expenses increased $66 thousand from $104 thousand to $170 thousand for the nine months ended September 30, 2017 and 2018, respectively. Additional decreases in non-interest income are attributable to: $16 thousand loss on the sale of other real estate owned properties for the nine months ended September 30, 2018, as compared to a $16 thousand gain for the nine months ended September 30, 2017 and an increase in the impairment of real estate owned properties of $83 thousand; offset by an increase of $68 thousand in debit card interchange fees due to growth in the deposit customer base and an increase of $36 thousand in bank owned life insurance in part due to the purchase of an additional $6.0 million of  bank owned life insurance in the third quarter of 2018.

Non-interest Expense

Non-interest expenses increased $382 thousand from $5.0 million for the three months ended September 30, 2017 to $5.4 million for the same period ended September 30, 2018. The increase in non-interest expenses is primarily due to an increase of $295 thousand over the three months ended September 30, 2017, as compared to 2018, in salaries and employee benefits. The Company had eighty-nine (89) compared to eighty-two (82) full-time equivalent employees at September 30, 2018 and September 30, 2017, respectively. This increase in the number of employees, together with annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs. Additional increases in non-interest expenses are attributable to: an increase of $129 thousand in occupancy and equipment in part due to the opening of the Preview Center in Macungie and expansion into the third floor of the Gateway office; an increase of $95 thousand in data processing due to the implementation of mobile and online banking products and an expanding customer base; an increase of $77 thousand in advertising and promotions in part due to focus on social media, website advertisements, mailers and new campaigns; an increase of $44 thousand in professional fees mainly due to increased internal control audit costs associated with Section 404(b) of the Sarbanes-Oxley Act and legal fees; an increase of $34 thousand in loan and real estate expenses mainly due to collection and repossession expenses; an increase of $25 thousand in charitable contributions due in part to EITC contributions, and a $59 thousand increase in other expenses due in part to an increase in operating expenses, offset by a decrease of $382 thousand in credit card processing expense due to a conversion to a new merchant processing vendor. Credit card processing income net of credit card processing expenses increased $16 thousand from $38 thousand for the three months ended September 30, 2017 to $54 thousand for the three months ended September 30, 2018, respectively.

Non-interest expenses increased $735 thousand from $14.9 million for the nine months ended September 30, 2017 to $15.6 million for the same period ended September 30, 2018. The increase in non-interest expenses is primarily due to an increase of $790 thousand over the nine months ended September 30, 2017, as compared to 2018, in salaries and employee benefits. The Company had eighty-nine (89) compared to eighty-two (82) full-time equivalent employees at September 30, 2018 and September 30, 2017, respectively. This increase in the number of employees, together with annual increases in salaries, generally, resulted in an increase in overall salary and benefits costs. Additional increases in non-interest expenses are attributable to: an increase of $253 thousand in occupancy and equipment in part due to the opening of the Preview Center in Macungie and expansion into the third floor of the Gateway office; an increase of $208 thousand in data processing due to the implementation of mobile and online banking products and an expanding customer base; an increase of $235 thousand in advertising and promotions in part due to focus on social media, website advertisements, mailers and new campaigns; an increase of $137 thousand in professional fees mainly due to increased internal control audit costs associated with Section 404(b) of the Sarbanes-Oxley Act and legal fees; an increase of $101 thousand in loan and real estate expenses mainly due to impaired loan legal and repossession expenses; an increase of $65 thousand in charitable contributions due in part to EITC contributions, and a $133 thousand increase in other expenses due in part to an increase in operating and REO expenses, offset by a decrease of $51 thousand in FDIC insurance and a decrease of $1.2 million in credit card processing expense due to a conversion to a new merchant processing vendor. Credit card processing income net of credit card processing expenses increased $66 thousand from $104 thousand for the nine months ended September 30, 2017 to $170 thousand for the nine months ended September 30, 2018, respectively.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2018 totaled $597 thousand, or 18.2% of income before taxes. The provision for income taxes for the three months ended September 30, 2017 totaled $920 thousand, or 29.2% of income before taxes. The provision for income taxes for the nine months ended September 30, 2018 totaled $1.7 million, or 18.3% of income before taxes. The provision for income taxes for the nine months ended September 30, 2017 totaled $2.5 million, or 29.0% of income before taxes. The decrease in the tax rate is primarily the result of the Tax Act, which lowered the corporate tax rate from 34% to 21%.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of U.S. government agency securities, mortgage-backed securities issued by FHLMC or FNMA, and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2018. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2018 were $87.1 million compared to $90.3 million at December 31, 2017. The decrease in the investment portfolio is the result of a combination of principal pay downs on mortgage-backed securities, maturities, calls and a decrease in unrealized gains, offset by the purchase of three (3) mortgage-backed securities totaling $9.8 million. The carrying value of the securities portfolio as of September 30, 2018 includes a net unrealized loss of $2.8 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $24 thousand at December 31, 2017. The current unrealized loss position of the securities portfolio is due to changes in market rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2018 increased $72.5 million to $924.2 million from $851.7 million at December 31, 2017. The loan-to-deposit ratio increased from 95% at December 31, 2017 to 102% at September 30, 2018. The Bank’s loan portfolio at September 30, 2018 was comprised of residential real estate and consumer loans of $469.1 million, an increase of $24.6 million from December 31, 2017, and commercial loans of $462.0 million, an increase of $48.2 million from December 31, 2017.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $493 thousand to $7.5 million at September 30, 2018 compared to $7.0 million at December 31, 2017. At September 30, 2018 and December 31, 2017, the allowance for loan losses represented 0.81% and 0.82%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2018, December 31, 2017, and September 30, 2017 aggregate balances on non-performing loans equaled $3.3 million, $5.5 million and $5.6 million, respectively, representing 0.36%, 0.64% and 0.67% of total loans at September 30, 2018, December 31, 2017 and September 30, 2017, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the nine months ended September 30, 2018.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2018	2017	2017

	(In Thousands)
Non-accrual - commercial	$-	$104	$-
Non-accrual - consumer	378	686	689
Restructured loans, accruing interest and less than 90 days past due	2,971	4,705	4,737
Loans past due 90 or more days, accruing interest	-	-	204
Total nonperforming loans	3,349	5,495	5,630
Foreclosed assets	480	458	427
Total nonperforming assets	$3,829	$5,953	$6,057
Nonperforming loans to total loans at period-end	0.36%	0.64%	0.67%
Nonperforming assets to total assets	0.36%	0.60%	0.61%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $13 thousand from December 31, 2017 to September 30, 2018. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at September 30, 2018 increased $15.2 million to $916.1 million from $900.9 million at December 31, 2017. Demand, NOW and money market deposits increased $27.4 million, time deposits increased $44.9 million, and savings deposits decreased $57.1 million. The growth in the Company’s deposits resulted primarily from a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $34.3 million at September 30, 2018, compared to $33.5 million at December 31, 2017. The $777 thousand increase in cash and cash equivalents was primarily due to growth in deposits, securities sold under agreements to repurchase and short-term borrowings, offset by growth in the loan portfolio and bank owned life insurance.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At September 30, 2018, the Company had $87.1 million of available for sale securities. Securities with carrying values of approximately $82.8 million and $87.3 million at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At September 30, 2018, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $533.0 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were short-term FHLB advances of $50.9 million outstanding as of September 30, 2018 and no short-term FHLB advances outstanding as of period ended December 31, 2017. There were no long-term FHLB advances outstanding as of September 30, 2018 and December 31, 2017. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2018 and December 31, 2017. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $121.0 million at September 30, 2018. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $84.4 million as of September 30, 2018, representing a net increase of $4.6 million from December 31, 2017.  The increase in capital was primarily the result of the net income of $7.6 million and an increase in surplus of $493 thousand, offset by a decrease of $2.2 million in unrealized gains on available for sale securities and dividends declared of $1.3 million.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2018, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	September 30, 2018	December 31, 2017

	(Dollars In Thousands)
Tier I, common stockholders' equity	$86,296	$79,669
Tier II, allowable portion of allowance for loan losses	7,533	7,040
Total capital	$93,829	$86,709

Common equity tier 1 capital ratio	11.5%	11.5%
Tier I risk based capital ratio	11.5%	11.5%
Total risk based capital ratio	12.5%	12.5%
Tier I leverage ratio	8.1%	8.0%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	September 30, 2018	December 31, 2017

	(Dollars In Thousands)
Tier I, common stockholders' equity	$86,560	$79,750
Tier II, allowable portion of allowance for loan losses	7,533	7,040
Total capital	$94,093	$86,790

Common equity tier 1 capital ratio	11.5%	11.5%
Tier I risk based capital ratio	11.5%	11.5%
Total risk based capital ratio	12.5%	12.5%
Tier I leverage ratio	8.1%	8.0%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at September 30, 2018. For income simulation purposes, personal savings and money market accounts are repriced quarterly and NOW and business savings reprice every 4 to 5 months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	0.6%
Down 200 basis points	-2.5%

Up 100 basis points	-2.8%
Up 200 basis points	-6.3%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2018, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 2, 2018	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 2, 2018	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer