Form 10-K
period 2018-12-31
Embassy Bancorp, Inc.
filed 2019-03-13
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end    December 31, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company,  or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2018, the registrant’s most recently completed second fiscal quarter was $94,891,242.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 8, 2019	($1.00 Par Value)	7,475,319
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Other Services

To further attract and retain customer relationships, the Company provides or will provide the standard array of financial services expected of a community bank, which include the following:

ACH Origination	Credit/Debit Card Merchant Processing	Person to Person Payments
ATM and Debit Cards	Direct Deposit/ACH Services	Positive Pay
Automated Teller Machines	Escrow Management Services	Remote Deposit Capture
Bank by Mail	Fraud Detection Services	Safe Deposit Boxes
Bond Coupon Redemptions	Gift Cards	Savings Bond Redemptions
Cash Management Services	Mobile Banking	Treasurer Checks
Certified Checks	Night Depository Services	Wire Transfers
Commercial Credit Cards	On-Line Banking and Bill Pay

Fee Income

Fee income is non-interest related. The Company earns fee income by charging customers for banking services, credit card and merchant processing, treasurer’s checks, overdrafts, wire transfers, bond coupon redemptions, and check orders, cash management services, as well as other deposit and loan related fees. Unlike many in the industry, the Company does not sell its mortgages on the secondary market, nor does it offer trust or investment/brokerage services to its customers to generate fee income.

Service/Market Area

The Company is headquartered in Hanover Township, Northampton County, Pennsylvania and draws its primary deposits and business from areas immediately surrounding its principal office and its branch offices in South Whitehall Township, Lower Macungie Township, the City of Bethlehem, Salisbury Township, Lower Saucon Township, Lower Nazareth Township,  Borough of Nazareth, and Borough of Macungie, Pennsylvania, as well as the remainder of Lehigh and Northampton Counties in Pennsylvania.

According to Federal Deposit Insurance Corporation (“FDIC”) data, as of June 30, 2018, the Company ranks 6th in market share in both Northampton and Lehigh Counties with four  (4) offices in each county, with a combined deposit market share of 6.89% for both counties. The Company believes there is significant room for organic growth in its current market area of Lehigh and Northampton Counties. The Company continually evaluates strategic locations for branch offices within the Lehigh Valley, which are supplemented by convenient access through electronic banking products and services, for both consumer and commercial customers. The Company currently has nine (9) offices

Embassy Bancorp, Inc.

after its August 2018 opening of the Preview Center office in Macungie in advance of its new permanent Macungie Office scheduled to open in 2019.

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

Employees

As of December 31, 2018, the Company had a total of 91 full-time equivalent employees.

Competition

The geographic market the Company serves is highly competitive for deposits and loans. The Company competes with local, regional and national traditional banking institutions, as well as non-bank financial service providers such as credit unions, brokerage firms, insurance companies and mortgage companies. In the Company’s primary market area, major regional and super-regional banks generally hold larger market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits,  more robust advertising campaigns, significantly larger branch networks, and can invest in technology on a larger scale. The industry, as a whole, competes primarily in the area of interest rates, products offered, customer service and convenience.

The Company believes it is able to compete within its market by offering competitive interest rates and a superior level of customer service, as reflected in our continued growth in market share. The recent consolidation of banks in the Company’s market, due to mergers and acquisitions, has also provided additional opportunities for the Company to build new customer relationships.

Credit unions present a significant competitive challenge to the Company. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than banks can on a  comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act (“CRA”), which require the Company to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the Company’s compliance costs associated with lending activities and reduces potential operating profits.  Accordingly, the Company competes by focusing on building customer relationships and maintaining the commitment to customer service the community has come to expect.

Embassy Bancorp, Inc.

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

Supervision and Regulation

The Company is subject to extensive regulation under federal and Pennsylvania banking laws, regulations and policies, including prescribed standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extensions of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, impaired assets and loan-to-value ratios. The Bank regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking systems as a whole, and not for the protection of shareholders.

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

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. On September 30, 2018 the deposit insurance fund reserve ratio reached 1.36%. Because the reserve ratio exceeded the 1.35%, small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for their portion of the assessment that contributed to the growth, to be applied when the reserve ratio is at least 1.38%. As of December 31, 2018, the ratio did not yet meet or exceed the 1.38% and the Company has not yet received such credit, which we anticipate to be approximately $250 thousand.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity within the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s rules contain provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay, loan servicing, and prepayment penalties.

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

Capital Standards

In July 2013, the FDIC and the Federal Reserve Board approved final rules substantially amending the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes a  new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. In January 2016, the new capital conservation buffer requirement started being phased in at 0.625% of risk-weighted assets and has been fully implemented as of January 2019 for the Company. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Effective in the third quarter of 2018, the Federal Reserve raised the consolidated asset limit to be considered a small bank holding company from $1 billion to $3 billion.  A company that qualifies as a small bank holding company is not subject to the Federal Reserve’s consolidated capital rules, although a company that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company has elected to continue to report those amounts and ratios.

At December 31, 2018, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards and exceeded the capital conservation buffers.  See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

At December 31, 2018, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 12 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

Embassy Bancorp, Inc.

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

Regulation of Embassy Bank for the Lehigh Valley

Embassy Bank for the Lehigh Valley is a Pennsylvania-chartered banking institution and is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking and Securities and the FDIC. Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations.

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

As a Pennsylvania chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. See Note 12 to the consolidated financial statements included at Item 8 of this Report.

Embassy Bancorp, Inc.

The payment of dividends by the Bank and the Company may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDICIA of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

Community Reinvestment Act

The Company had its last CRA examination in 2018 and received a “satisfactory” rating.

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

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for the Bank for 2018 was less than $0.01 for each $100 of DIF deposits.

Embassy Bancorp, Inc.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity.  In addition, the FDIC decreased deposit insurance assessment rates, effective April 1, 2011.  The revised initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for risk category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively.  The revised rates and assessment base had a positive effect by lowering the FDIC insurance assessment rate paid by the Bank.  However, if the risk category of the Bank changes adversely, FDIC insurance premiums paid by the Bank could increase. On April 26, 2016, the FDIC adopted a rule amending small institution pricing for the DIF Reserve Ratio, which became effective the quarter following the date on which the DIF reserve ratio reaches 1.15%. On June 30, 2016, the DIF rose to 1.17%. FDIC regulations provided the change in the deposit insurance assessments in the third quarter 2016 which was reflected in the Bank’s December 2016 assessment and paid in March 2017. The legislation also called for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. On September 30, 2018 the deposit insurance fund reserve ratio reached 1.36%. Because the reserve ratio exceeded the 1.35%, small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for their portion of the assessment that contributed to the growth, to be applied when the reserve ratio is at least 1.38%. As of December 31, 2018, the ratio did not yet meet or exceed the 1.38% and the Bank has not yet received such credit, which we anticipate to be approximately $250 thousand.

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

Embassy Bancorp, Inc.

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

Available Information

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934. Trades in Company common stock made by certain brokerage firms are reported on the OTCQX Market Tier of the OTC Markets under the symbol “EMYB”.  The Company is subject to the informational requirements of the Exchange Act, and, accordingly, electronically files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information with the SEC.  You may obtain these reports and statements, and any amendments, from the SEC’s website at www.sec.gov. You may obtain copies of these reports,

Embassy Bancorp, Inc.

and any amendments, through our website at www.embassybank.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC.

The Company’s headquarters are located at 100 Gateway Drive, Bethlehem, Pennsylvania 18017, and its telephone number is 1-610-882-8800. The Company has adopted a Code of Conduct/Ethics that applies to all directors and officers of the Company. This document is available in  the Investor Relations section on the Company’s website.  The information included on the website and the Investor Relations page are not considered a part of this document.

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

While interest rates recently rose off historic lows set in July 2016, both shorter-term and longer-term interest rates remain below historical averages, as well as the yield curve, which has been relatively flat compared to recent years. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it tends to limit our ability to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates could have a material adverse effect on our earnings and our net interest margin. Although the Federal Reserve’s recent decision to raise short-term interest rates may reduce prepayment risk, debt service requirements for some of our borrowers will increase, which may adversely affect those borrowers’ ability to pay as contractually obligated. This could result in additional delinquencies or charge-offs and negatively impact our results of operations.

We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities.  However, interest rate risk management techniques are not exact and a substantial, unexpected, prolonged or rapid change in interest rates could adversely affect our financial condition and results of operations.

We are subject to credit risk.

As of December 31, 2018, approximately 50 percent of the Company’s loan portfolio consisted of commercial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate or secured consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a

Embassy Bancorp, Inc.

few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan and lease losses may be insufficient.

We maintain an allowance for loan and lease losses, which is a reserve established that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of our control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review our allowance for possible loan and lease losses and may require an increase in the provision for possible loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance, we may need additional provisions to increase the allowance for possible loan and lease losses. Any increases in the allowance resulting from loan loss provisions will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in Pennsylvania.

Unlike larger or regional financial institutions that are more geographically diversified, our success is dependent to a significant degree on economic conditions in Pennsylvania, especially in Lehigh and Northampton Counties, which are the counties and markets primarily served by us in the years up to and including 2018. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas served by us, could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. We can give no assurance that adverse changes in the local economy would not have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. The geographic market the Company serves is highly competitive for deposits and loans. The Company competes with local, regional and national traditional banking institutions, as well as, non-bank financial service providers such as credit unions, brokerage firms, insurance companies and mortgage companies. In the Company’s primary market area, major regional and super-regional banks generally hold larger market share positions. By virtue of their larger capital bases and greater financial resources, these institutions have significantly larger lending limits, more robust advertising campaigns, larger branch networks, and can invest in technology on a larger scale. The industry, as a whole, competes primarily in the area of interest rates, products offered, customer service and convenience. Our profitability depends upon our ability to successfully compete in our market area.

The Basel III capital rules require us to maintain higher levels of capital, which could reduce our profitability.

Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements were fully phased in as of January 1, 2019, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial

Embassy Bancorp, Inc.

institutions, including depository institutions, to maintain higher levels of capital. In the future, we may be required to maintain higher levels of capital, thus potentially reducing opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to us, and adversely impact our financial condition and results of operations.

If our information systems are interrupted or sustain a breach in security, those events may negatively affect our financial performance and reputation.

In conducting our business, we rely heavily on our information systems. Maintaining and protecting those systems and data is difficult and expensive, as is dealing with any failure, interruption, or breach in security of these systems, whether due to acts or omissions by us or by a third party, and whether intentional or not. Any such failure, interruption, or breach could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. A breach of our information security may result from fraudulent activity committed against us or our customers, resulting in financial loss to us or our customers, or privacy breaches against our customers. Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, “phishing”, social engineering, identity theft, or other deceptive acts. The policies, procedures, and technical safeguards put in place by us to prevent or limit the effect of any failure, interruption, or security breach of our information systems and data may be insufficient to prevent or remedy the effects of any such occurrences. The occurrence of any failures, interruptions, or security breaches of our information systems and data could damage our reputation, cause us to incur additional expenses, result in online services or other businesses becoming inoperable, subject us to regulatory sanctions or additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our business operations and interaction with customers are increasingly done via electronic means, and this has increased risks related to cyber security.

We are exposed to the risk of cyber-attacks in the ordinary course of our business. In general, cyber incidents can result from deliberate attacks or unintentional events. An increased level of attention in the industry is focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, we have policies and procedures in place to prevent or limit the effect of the possible security breach of our information systems and we have insurance against some cyber-risks and attacks. While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs, which may include liability for stolen assets or information and repairing system damage; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

Embassy Bancorp, Inc.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these standards could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

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

In the recent past, the capital and credit markets experienced extreme volatility and disruption. In some cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. If such levels of market disruption and volatility return, there can be no assurance that we will not experience adverse effects, which may materially affect our liquidity, financial condition, and profitability.

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

Embassy Bancorp, Inc.

Our financial performance may suffer if our information technology is unable to keep pace with our growth or industry developments.

Effective and competitive delivery of our products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for us. Our failure to timely and effectively implement technological advances could adversely affect our financial condition and results of operations.

We are highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.

We rely on third parties to provide services that are integral to our operations. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cyber security breach of a vendor’s system may result in theft of our data or disruption of business processes. In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor’s data security system. We rely on our outsourced service providers to implement and maintain prudent cyber security controls. We have procedures in place to assess a vendor’s cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible, and a vendor’s system can be breached despite the procedures we employ. We cannot be sure that we will be able to maintain these relationships on favorable terms. The loss of these vendor relationships could disrupt the services we provide to our customers and cause us to incur expense in connection with replacing these services.

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

Our common stock is not traded on a security  exchange.  Trades in our stock made by certain brokerage firms are reported on the OTCQX Market Tier of the OTC Markets, but trading in our stock is sporadic. The trading history of our common stock has been characterized by relatively low trading volume. This lack of an active public market means that the value of a shareholder’s investment in our common stock may be subject to sudden fluctuations, as

Embassy Bancorp, Inc.

individual trades have a greater effect on our reported trading price than would be the case in a broad public market with significant daily trading volume.

The market price of our common stock may also be subject to fluctuations in response to numerous other factors, including the factors discussed in this report, regardless of our actual operating performance. The possibility of such fluctuations occurring is increased due to the illiquid nature of the trading market of our common stock.  Therefore, a shareholder may be unable to sell our common stock at or above the price at which it was purchased, at or above the current market price, or at the time of his, her or its choosing.

Our insiders control a substantial percentage of our stock and therefore have the ability to exercise significant control over our affairs.

As of December 31, 2018, our directors and executive officers beneficially owned in excess of 25% of our issued and outstanding common stock on a fully diluted basis.  Such persons, as a group, will have sufficient votes to strongly influence the outcome of all matters submitted to our shareholders, including the election of directors.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company.

If we need to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our bank subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and bank regulatory agencies.  In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. As of December 31, 2018, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines.

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

Embassy Bancorp, Inc. is a bank holding company and its operations are conducted by its direct and indirect subsidiaries, primarily the Bank. Our ability to pay dividends on our common stock and principal and interest on our debt depends on our receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory

Embassy Bancorp, Inc.

agencies. The ability of the Bank to pay dividends is also subject to profitability, financial condition, liquidity, and capital management limits. There is no assurance that our subsidiary will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Federal Reserve policy, which applies to us as a registered bank holding company, also provides that dividends by bank holding companies should generally be paid out of earnings from both the current period and a designated look-back period. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

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

The Company, through the Bank, occupies nine full-service banking offices in the Lehigh Valley:

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

	2018		2017
	High	Low	High	Low
First Quarter	$18.00	$15.75	$14.25	$12.80
Second Quarter	$17.33	$16.08	$15.00	$13.80
Third Quarter	$18.35	$17.05	$15.04	$14.70
Fourth Quarter	$17.81	$14.06	$16.10	$14.85

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 8, 2019, there are approximately 936 owners of record of the common stock of the Company.

(c)On September 30, 2018, the Company paid $1,270,706, or $0.17 per share, in an annual cash dividend on its common stock. On September 30, 2017, the Company paid $1,042,146 or $0.14 per share, in an annual cash dividend on its common stock.  As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company.  See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s Stock Incentive Plan, as of December 31, 2018:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	116,243	$ 7.34	254,443

 (e)Sales of Securities.

None.

Embassy Bancorp, Inc.

 (f)Repurchase of Equity Securities.

The following table sets forth the number of shares of common stock repurchased by the Company, and the average price paid for such shares, during the fourth quarter of 2018. The Company has not publicly announced any purchase plan or program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018	9,700	$17.60	N/A	N/A
November 1 - 30, 2018	N/A	N/A	N/A	N/A
December 1 - 31, 2018	30,000	$16.25	N/A	N/A

Item 6. SELECTED FINANCIAL DATA.

Not required.

Embassy Bancorp, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

Other than temporary impairment accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2018 and 2017.

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

Embassy Bancorp, Inc.

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

OVERVIEW

The Company’s assets grew $102.4 million from $997.0 million at December 31, 2017 to $1.1 billion at December 31, 2018. The Company’s deposits grew $30.7 million from $900.9 million at December 31, 2017 to $931.5 million at December 31, 2018. The growth in the Company’s deposits resulted primarily from a relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank. During the same period, loans receivable, net of the allowance for loan losses, increased $98.2 million to $949.9 million at December 31, 2018 from $851.7 million at December 31, 2017.  The Company funded the difference between deposit growth and loan growth with short-term FHLB borrowings of $54.0 million. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company anticipates that its lending activity will continue to be strong in the short-term, as the Company expands its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law. The Tax Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduced the corporate tax rate from 34% to 21%. This rate reduction was effective January 1, 2018 for the Company.

Embassy Bancorp, Inc.

The Company’s net income increased $2.8 million, or 38.1%, to $10.1 million from $7.3 million in 2017.  Diluted earnings per share increased to $1.34 in 2018 from $0.97 in 2017, and basic earnings per share increased to $1.35 in 2018 from $0.98 in 2017, respectively. The difference in net income for the year ended  December 31, 2018 and December 31, 2017 resulted, in part, from an increase in net interest income due to the Company’s growing loan portfolio and increase in yields, the change in the mix of the Company’s investment portfolio, a decrease in credit card processing income and expense due to a conversion to a new merchant processing vendor, which resulted in an overall net increase in merchant processing income, and a decrease of $2.3 million in income tax expense due to a reduction in the corporate tax rate from the Tax Act, which was partially offset by increased interest expense from the growth in deposits and the rising rate environment, an increase in FHLBank Pittsburgh (“FHLB”) borrowings and an increase in non-interest expenses. In August 2018, the Company opened a Preview Center office in Macungie in advance of its new permanent Macungie Office scheduled to open in 2019. The hires for the Macungie location, along with new hires needed for Company growth, contributed to the 8.3% increase in full-time equivalent employees from eighty-four (84) at December 31, 2017 to ninety-one  (91) at December 31, 2018. The increase in the number of employees, together with the annual increases in salaries and benefits, resulted in an increase in overall salary and benefits of $1.1 million.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The majority of the Company’s earnings is from net interest income, which is the difference between income earned on assets and the cost supporting those assets. The net interest margin is the ratio of net interest income to average earning assets. Earning assets are composed primarily of loans and investments.  Interest-bearing deposits and borrowings make up the cost of funds. Non-interest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income and net interest margin. The timing of deposit and loan growth also impact net interest income.

2018 Compared to 2017

Total interest income for the year ended December 31, 2018 was $38.7 million, compared to $34.1 million for the year ended December 31, 2017. Total interest expense for the year ended December 31, 2018 was $6.1 million, compared to $4.3 million for the year ended December 31, 2017. The increase in interest income is due to the growth in taxable loan balances and the taxable investment portfolio, and increased yields on taxable loans, the taxable investment portfolio and interest bearing deposits with banks, offset by lower yields on the non-taxable loan portfolio and non-taxable investment portfolio, and a decrease in balances of interest bearing deposits with banks. The increase in interest expense is primarily due to growth in interest bearing demand deposits, NOW and money markets, certificates of deposit, securities sold under agreements to repurchase and FHLB borrowings balances and yields, offset by a decrease in savings balances.  Net interest income increased 9.3% to $32.6 million for the year ended December 31, 2018 as compared to $29.8 million for the year ended December 31, 2017.

Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Interest rate spread is the mathematical difference between the average interest earned on earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on earning assets. The interest margin gives a reader a better indication of asset earning results when compared to peer groups or industry standards.

The Company’s net interest margin for the year ended December 31, 2018 was 3.23% compared to 3.24% for the year ended December 31, 2017. The decrease in the margin is due primarily to the decrease in non-taxable loan rates and non-taxable investment rates and increase in certificate of deposit rates, securities sold under agreements to repurchase, and FHLB borrowings associated with the current market conditions, offset by the increased yields on the taxable loan and taxable investment portfolio and interest bearing deposits with banks and coupled with the significant growth in the taxable loan portfolio, interest bearing deposits, certificate of deposit, securities sold under agreements to repurchase, and FHLB borrowings balances. During this market environment, the Company continued to grow and attract deposits and loans at competitive rates.

Embassy Bancorp, Inc.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016

	Average		Tax Equivalent	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

				(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$904,809	$35,516	3.93%	$816,235	$31,257	3.83%	$722,480	$27,951	3.87%
Loans - non-taxable (1)	8,454	261	3.91%	9,051	276	4.62%	9,635	295	4.63%
Investment securities - taxable	54,980	1,321	2.40%	53,641	930	1.73%	51,853	764	1.47%
Investment securities - non-taxable (1)	35,785	1,249	4.42%	38,436	1,311	5.17%	33,031	1,176	5.39%
Federal funds sold	557	10	1.79%	925	10	1.08%	708	3	0.47%
Interest bearing deposits with banks	16,155	334	2.07%	25,511	296	1.16%	18,224	133	0.73%

TOTAL INTEREST EARNING ASSETS	1,020,740	38,691	3.83%	943,799	34,080	3.70%	835,931	30,322	3.72%

Less allowance for loan losses	(7,387)			(6,723)			(6,238)
Other assets	37,353			35,267			34,451

TOTAL ASSETS	$1,050,706			$972,343			$864,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$118,792	$255	0.21%	$110,149	$100	0.09%	$78,707	$67	0.09%
Savings	477,881	2,323	0.49%	505,186	2,458	0.49%	467,846	2,294	0.49%
Certificates of deposit	169,679	2,877	1.70%	135,737	1,725	1.27%	120,587	1,488	1.23%
Securities sold under agreements to repurchase and other borrowings	43,568	682	1.57%	11,830	22	0.19%	21,221	49	0.23%

TOTAL INTEREST BEARING LIABILITIES	809,920	6,137	0.76%	762,902	4,305	0.56%	688,361	3,898	0.57%

Non-interest bearing demand deposits	150,615			124,828			97,555
Other liabilities	6,873			6,692			6,356
Stockholders' equity	83,298			77,921			71,872

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,050,706			$972,343			$864,144

Net interest income		$32,554			$29,775			$26,424
Tax equivalent adjustments:
Loans		69			142			151
Investments		332			676			606
Total tax equivalent adjustments		401			818			757
Net interest income on a tax equivalent basis		$32,955			$30,593			$27,181
Net interest spread			3.07%			3.14%			3.15%
Net interest margin			3.23%			3.24%			3.25%

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

	2018 vs. 2017			2017 vs. 2016
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$3,392	$867	$4,259	$3,627	$(321)	$3,306
Loans - non-taxable	(18)	3	(15)	(18)	(1)	(19)
Investment securities - taxable	23	368	391	26	140	166
Investment securities - non-taxable	(90)	28	(62)	192	(57)	135
Federal funds sold	(4)	4	-	1	6	7
Interest bearing deposits with banks	(109)	147	38	53	110	163
Total net change in income on
interest-earning assets	3,194	1,417	4,611	3,881	(123)	3,758

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	8	147	155	27	6	33
Savings	(133)	(2)	(135)	183	(19)	164
Certificates of deposit	431	721	1,152	187	50	237
Total deposits	306	866	1,172	397	37	434
Securities sold under agreements to
repurchase and other borrowings	59	601	660	(22)	(5)	(27)
Total net change in expense on
interest-bearing liabilities	365	1,467	1,832	375	32	407
Change in net interest income	$2,829	$(50)	$2,779	$3,506	$(155)	$3,351

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

For both the year ended December 31, 2018 and December 31, 2017, the provision for loan losses was $1.1 million.  Loans grew $98.2 million, or 11.5%, in 2018 over 2017.  Total charge-offs were $728 thousand in 2018 compared to $575 thousand in 2017. The allowance for loan losses as of December 31, 2018 was $7.4 million representing 0.77% of outstanding loans, as compared to $7.0 million as of December 31, 2017, representing 0.82% of outstanding loans. Based principally on current economic conditions, perceived asset quality, and loan-loss experience of the Bank and comparable institutions in the Company’s market area, the allowance is believed to be adequate.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily credit card processing fees, service fees on deposit and loan relationships and income from bank owned life insurance. Non-interest income also may include net gains and losses from the sale of available for sale securities. Total non-interest income was $1.7 million for the year ended December 31, 2018 compared to $3.0 million for the year ended December 31, 2017.  This

Embassy Bancorp, Inc.

decrease in non-interest income is mainly due to a $1.3 million, or 79.2%, decrease in fees from credit card processing services due to a conversion to a new merchant processing vendor with a different income and expense structure. Credit card processing income net of credit card processing expenses increased $131 thousand from $102 thousand at December 31, 2017 to $233 thousand at December 31, 2018. Also contributing to the decrease in non-interest income is a $76 thousand, or 16.6%, decrease in bank owned life insurance, offset by an increase in debit card interchange fees in the amount of $93 thousand, or 20.7%, due to growth in the deposit customer base, and an increase of $73 thousand, or $347.6%, on the gain on the sale of real estate owned properties. As the deposit customer account base continues to grow and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company. Currently, the Company does not derive additional non-interest fee income by selling its mortgages in the secondary market, nor does it offer trust or investment/brokerage services to its customers, like many in the industry.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2018 was $20.9 million, compared to $19.8 million for the year ended December 31, 2017. The increase in non-interest expenses is primarily due to an increase of $1.1 million, or 12.2%, over 2017, in salaries and employee benefits primarily due to changes in staff, number of employees, and the annual increase in salaries and benefits. The Company had ninety-one  (91) compared to eighty-four (84) full-time equivalent employees at December 31, 2018  and December 31, 2017, respectively.  Additional increases in non-interest expenses are attributable to: an increase of $356 thousand, or 13.4%, over 2017, in occupancy and equipment in part due to the opening of the Preview Center in Macungie and the expansion to the Company’s headquarters at the Gateway office; an increase of $258 thousand, or 13.5%, in data processing expense due to the implementation of mobile and online banking products and an expanding customer base; an increase of $255 thousand, or 17.8%, in advertising and promotions in part due to focus on social media, website advertisements, mailers and new campaigns; an increase of $135 thousand, or 21.4%, in professional fees mainly due to increased internal control audit costs associated with Section 404(b) of the Sarbanes-Oxley Act and legal fees;  an increase of $102 thousand, or 40.5%, in loan and real estate expenses primarily due to collection and repossession expenses and appraisal fees; an increase of $88 thousand, or 11.5%, in charitable contributions due primarily from the  educational improvement tax credit program contributions; an increase of $58 thousand, or 116.0%, in other real estate owned expenses and an increase of $216 thousand, or 17.2%, in other expenses due in part to an increase in operating expenses, offset by a decrease of $1.5 million, or 92.7%, in credit card processing expense due to a conversion to a new merchant processing vendor and a decrease of $58 thousand, or 11.5%, in FDIC insurance premiums.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.3 million and $4.5 million for December 31, 2018 and December 31, 2017, respectively.  Of the $4.5 million provision for income taxes in 2017, $1.1 million was due to the recognition of the one-time adjustment to the Company’s deferred tax asset, due to the Tax Act. The effective rate on income taxes for the years ended December 31, 2018 and 2017 was 18.5% and 38.3%, respectively.

Embassy Bancorp, Inc.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the management of the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk, non-investment grade, securities or derivatives as of December 31, 2018.

The Company’s securities portfolio was $90.7 million at December 31, 2018, a $452 thousand increase from securities of $90.3 million at December 31, 2017. The Company’s securities have increased primarily due to purchases in the amount of $17.3 million, offset by a combination of investment principal pay-downs, maturities and calls totaling $15.1 million, and a decrease in unrealized gains of $1.6 million. The carrying value of the securities portfolio as of December 31, 2018 includes a net unrealized loss of $1.6 million, as compared to a net unrealized gain of $24 thousand as of December 31, 2017, which is recorded to accumulated other comprehensive income in stockholders’ equity. This decrease in the unrealized gain is due primarily to changes in market conditions from 2017 to 2018.  No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2018,  2017 and 2016.

	2018	2017	2016

		(In Thousands)

U.S. Government agency obligations	$2,997	$9,988	$32,488
Municipal securities	34,878	38,321	38,808
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	52,873	41,987	14,302
Total Securities Available for Sale	$90,748	$90,296	$85,598

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2018.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Government agency
obligations	$2,997	1.14%	$-	-	$-	-	$-	-	$2,997	1.14%
Municipal securities	3,060	5.26%	4,721	4.76%	7,944	3.54%	19,153	4.42%	34,878	4.34%
U.S. GSE - Mortgage-
backed securities-
residential	-	0.00%	7,340	2.41%	45,533	2.85%	-	-	52,873	2.79%
Total Debt Securities	$6,057	3.22%	$12,061	3.33%	$53,477	2.95%	$19,153	4.42%	$90,748	3.33%

Embassy Bancorp, Inc.

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2018 and the prior four (4) years. All of the Company’s loans are to domestic borrowers.

	December 31, 2018		December 31, 2017		December 31, 2016
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$428,487	44.79%	$347,292	40.46%	$321,730	40.27%
Commercial construction	10,958	1.15%	30,090	3.51%	28,606	3.58%
Commercial	38,425	4.02%	36,406	4.24%	39,045	4.89%
Residential real estate	477,965	49.96%	443,601	51.68%	408,872	51.17%
Consumer	850	0.09%	904	0.11%	718	0.09%

Gross loans	956,685	100.00%	858,293	100.00%	798,971	100.00%
Unearned origination (fees) costs	671		458		144
Allowance for loan losses	(7,412)		(7,040)		(6,517)

	$949,944		$851,711		$792,598

	December 31, 2015		December 31, 2014
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$289,304	41.92%	$249,454	40.84%
Commercial construction	17,786	2.58%	23,220	3.80%
Commercial	34,955	5.06%	34,182	5.60%
Residential real estate	347,316	50.33%	302,908	49.60%
Consumer	745	0.11%	972	0.16%

Gross loans	690,106	100.00%	610,736	100.00%
Unearned origination (fees) costs	9		(155)
Allowance for loan losses	(6,068)		(5,614)

	$684,047		$604,967

Embassy Bancorp, Inc.

The following table shows the maturities of the commercial loan portfolio and the loans subject to interest rate fluctuations at December 31, 2018.

	One year or Less	After One Year Through Five Years	After Five Years	Total

	(In Thousands)

Commercial real estate	$43,024	$199,166	$186,297	$428,487
Commercial construction	9,054	1,904	-	10,958
Commercial	13,273	17,399	7,753	38,425

	$65,351	$218,469	$194,050	$477,870

Fixed Rates	$36,266	$216,323	$194,029	$446,618
Variable Rates	29,085	2,146	21	31,252

	$65,351	$218,469	$194,050	$477,870

Credit Risk and Loan Quality

The allowance for loan losses increased $372 thousand to $7.4 million at December 31, 2018 from $7.0 million at December 31, 2017. At December 31, 2018 and December 31, 2017, the allowance for loan losses represented 0.77% and 0.82%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2018, aggregate balances on non-performing loans equaled $3.2 million compared to $5.5 million at December 31, 2017, representing 0.33% and 0.64% of total loans at December 31, 2018 and December 31, 2017, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings). Troubled debt restructuring loans, which are considered non-performing loans, outstanding at December 31, 2018 and 2017 totaled $2.9 million and $4.8 million, respectively. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection.  A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. At December 31, 2018 and December 31, 2017, the Company had $246 thousand and $499 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property that is in the process of foreclosure.

Embassy Bancorp, Inc.

As of December 31, 2018, the Company had one  (1) foreclosed assets totaling $135 thousand acquired in September 2018. The details for the non-performing loans and assets are included in the following table:

	December 31,

	2018	2017	2016	2015	2014

	(Dollars In Thousands)

Non-accrual - commercial	$-	$104	$280	$230	$1,318
Non-accrual - consumer	269	686	874	529	366
Restructured, accruing interest	2,918	4,705	4,831	4,723	4,975
Loans past due 90 or more days, accruing interest	-	-	55	-	-
Total nonperforming loans	3,187	5,495	6,040	5,482	6,659
Foreclosed assets	135	458	480	1,224	1,106
Total nonperforming assets	$3,322	$5,953	$6,520	$6,706	$7,765
Nonperforming loans to total loans	0.33%	0.64%	0.76%	0.79%	1.09%
Nonperforming assets to total assets	0.30%	0.60%	0.71%	0.83%	1.08%

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.77% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2018, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2018, the Company had $3.8 million of impaired loans (defined as a loan that management feels probable the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or loans considered to be troubled debt restructurings) compared to $10.0 million at December 31, 2017.  Most of the Company’s impaired loans required no specific reserves due to adequate collateral.  As of December 31, 2018, the Company had impaired loans of $1.1 million requiring a specific reserve of $219 thousand.  As of December 31, 2017, the Company had impaired loans of $1.2 million requiring a specific reserve of $251 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2018	2017	2016	2015	2014

	(Dollars In Thousands)

Loans receivable at end of year	$957,356	$858,751	$799,115	$690,115	$610,581

Allowance for loan losses:
Balance, beginning	$7,040	$6,517	$6,068	$5,614	$5,326
Provision for loan losses	1,080	1,085	770	532	250
Loans charged off:
Commercial real estate	-	(217)	(35)	(60)	(10)
Commercial construction	-	-	-	-	(50)
Commercial	(705)	(152)	(75)	-	(38)
Residential real estate	(23)	(206)	(207)	(28)	(63)
Consumer	-	-	(4)	-	-
Total charged off	(728)	(575)	(321)	(88)	(161)
Recoveries of loans previously charged-off:
Commercial real estate	12	13	-	10	-
Commercial construction	-	-	-	-	198
Commercial	-	-	-	-	1
Residential real estate	8	-	-	-	-
Consumer	-	-	-	-	-
Total recoveries	20	13	-	10	199
Net charged off	(708)	(562)	(321)	(78)	38
Balance at end of year	$7,412	$7,040	$6,517	$6,068	$5,614

Allowance for loan losses to loans
receivable at end of year	0.77%	0.82%	0.82%	0.88%	0.92%

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories and the related percent of total loans in each category. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2018	% of Total Loans	December 2017	% of Total Loans	December 2016	% of Total Loans	December 2015	% of Total Loans	December 2014	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$3,248	44.79%	$2,251	40.46%	$2,349	40.27%	$2,132	41.92%	$1,704	40.84%
Commercial construction	94	1.14%	369	3.51%	516	3.58%	294	2.58%	401	3.80%
Commercial	574	4.02%	472	4.24%	423	4.89%	402	5.06%	407	5.60%
Residential real estate	3,179	49.96%	3,510	51.68%	2,937	51.17%	2,529	50.33%	1,955	49.60%
Consumer	19	0.09%	18	0.11%	15	0.09%	29	0.11%	22	0.16%
Unallocated	298		420		277		682		1,125

Total Allowance for Loan Losses	$7,412	100.00%	$7,040	100.00%	$6,517	100.00%	$6,068	100.00%	$5,614	100.00%

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

Total deposits at December 31, 2018 were $931.5 million, an increase of $30.7 million, or 3.4%, over total deposits of $900.9 million as of December 31, 2017.  The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2018	December 31, 2017	December 31, 2016

		(In Thousands)
Demand, non-interest bearing	$148,609	$139,974	$117,208
Demand, NOW and money market, interest bearing	135,915	110,122	97,687
Savings	452,809	507,840	488,701
Time, $250 and over	70,337	61,234	50,029
Time, other	123,845	81,684	79,759

Total deposits	$931,515	$900,854	$833,384

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits:

	December 31, 2018		December 31, 2017		December 31, 2016
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$118,792	0.21%	$110,149	0.09%	$78,707	0.09%
Savings	477,881	0.49%	505,186	0.49%	467,846	0.49%
Certificates of deposit	169,679	1.70%	135,737	1.27%	120,587	1.23%
Total interest bearing deposits	766,352	0.71%	751,072	0.57%	667,140	0.58%
Non-interest bearing demand deposits	150,615		124,828		97,555
Total	$916,967		$875,900		$764,695

Embassy Bancorp, Inc.

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $250,000 or more:

December 31, 2018
(In Thousands)
3 months or less	$9,667
Over 3 through 6 months	22,162
Over 6 through 12 months	22,724
Over 12 months	15,784

Total	$70,337

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the DIF that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, federal funds sold and short-term securities. There are other sources of liquidity that are available to the Company.

The Bank has borrowing capacity with the FHLB of approximately $538.5 million, which includes a line of credit for $150.0 million. There were short-term borrowings of $54.0 million outstanding as of December 31, 2018 and no short-term FHLB advances outstanding as of the period ending December 31, 2017. There were no long-term loans outstanding with the FHLB as of December 31, 2018 and December 31, 2017.  All FHLB borrowings are secured by qualifying assets of the Bank. The Bank also has a $10.0 million line of credit with Atlantic Community Bankers Bank, of which none was outstanding at December 31, 2018 and 2017. Advances from this line are unsecured.

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

Embassy Bancorp, Inc.

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the year ended December 31, 2018:

	2019	2020-2021	2022-2023	Thereafter	Total

	(In Thousands)
Time deposits	$127,126	$41,147	$25,909	$-	$194,182
Short-term borrowings	53,995	-	-	-	53,995
Operating Leases	1,558	2,467	1,295	576	5,896

Total	$182,679	$43,614	$27,204	$576	$254,073

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and lines of credit and letters of credit made under the same standards as on-balance sheet instruments. These off-balance sheet arrangements at December 31, 2018 and December 31, 2017  totaled $120.2 million and $123.3 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. For further information see Note 4.

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

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2018, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Embassy Bancorp, Inc.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2018	December 31, 2017

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$88,320	$79,669
Tier 2, allowable portion of allowance for loan losses	7,412	7,040

Total capital	$95,732	$86,709

Common equity tier 1 capital ratio	11.3%	11.5%
Tier 1 risk based capital ratio	11.3%	11.5%
Total risk based capital ratio	12.2%	12.5%
Tier 1 leverage ratio	8.1%	8.0%

Note: Unrealized losses and gains on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

In July 2013, the FDIC and the Federal Reserve approved a new rule that substantially amended the regulatory risk based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The revised minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% January 2019. The capital conservation buffer for 2018 was 1.875%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Effective in the third quarter of 2018, the Federal Reserve raised the consolidated asset limit to be considered a small bank holding company from $1 billion to $3 billion.  A company that qualifies as a small bank holding company is not subject to the Federal Reserve’s consolidated capital rules, although a company that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company has elected to continue to report those amounts and ratios.

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2018	December 31, 2017

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$88,472	$79,750
Tier 2, allowable portion of allowance for loan losses	7,412	7,040

Total capital	$95,884	$86,790

Common equity tier 1 capital ratio	11.3%	11.5%
Tier 1 risk based capital ratio	11.3%	11.5%
Total risk based capital ratio	12.2%	12.5%
Tier 1 leverage ratio	8.1%	8.0%

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

Embassy Bancorp, Inc.

		Over 3	Over 1	Over 4
	0 to 3	Months to	Year to	Years to	Over 5
	Months	12 Months	3 Years	5 Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$168	$-	$-	$-	$-	$168
Investment securities	11,440	15,746	21,868	13,108	31,380	93,542
Loans, gross	99,585	131,562	251,246	167,123	307,840	957,356

Total interest-earning assets	111,193	147,308	273,114	180,231	339,220	1,051,066

Interest-bearing liabilities
NOW and money market accounts	31,641	104,274	-	-	-	135,915
Savings	400,567	52,242	-	-	-	452,809
Certificates of deposit	19,811	107,315	41,147	25,909	-	194,182
Other borrowed funds	53,995	-	-	-	-	53,995
Repurchase agreements
and federal funds purchased	18,883	-	-	-	-	18,883

Total interest-bearing liabilities	524,897	263,831	41,147	25,909	-	855,784

GAP	$(413,704)	$(116,523)	$231,967	$154,322	$339,220	$195,282

CUMULATIVE GAP	$(413,704)	$(530,227)	$(298,260)	$(143,938)	$195,282

GAP TO INTEREST EARNING
ASSETS	-39.36%	-11.09%	22.07%	14.68%	32.27%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-39.36%	-50.45%	-28.38%	-13.69%	18.58%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2018. For income simulation purposes, personal savings accounts are repriced every 2 months, business savings every 4 months, and business and personal NOW accounts reprice every 5 months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	0.3%
Down 200 basis points	-2.8%

Up 100 basis points	-2.6%
Up 200 basis points	-6.0%

Embassy Bancorp, Inc.

Return on Assets and Equity

For the year ended December 31, 2018, the return on average assets was 0.96% the return on average equity was 12.10% and the ratio of average shareholders’ equity to average total assets was 7.93%.

For the year ended December 31, 2017, the return on average assets was 0.75% the return on average equity was 9.37% and the ratio of average shareholders’ equity to average total assets was 8.01%.

Dividend Payout Ratio

For the year ended December 31, 2018 and 2017 the dividend payout ratio was 12.61% and 14.27%, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Management Report on Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/
	/s/ David M. Lobach, Jr.	/s/ Judith A. Hunsicker
	David M. Lobach, Jr.	Judith A. Hunsicker
	Chairman, President and	First Executive Officer, Chief Operating
	Chief Executive Officer	Officer, Secretary and Chief Financial
	March 13, 2019	Officer
March 13, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Embassy Bancorp, Inc. and Subsidiary:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and Subsidiary (collectively the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2001.

Allentown, Pennsylvania

March 13, 2019

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2018	2017

	(In Thousands, Except Share Data)
Cash and due from banks	$14,103	$14,021
Interest bearing demand deposits with banks	13,473	18,513
Federal funds sold	-	1,000
Cash and Cash Equivalents	27,576	33,534
Securities available for sale	90,748	90,296
Restricted investment in bank stock	2,794	583
Loans receivable, net of allowance for loan losses of $7,412 in 2018; $7,040 in 2017	949,944	851,711
Premises and equipment, net of accumulated depreciation	2,174	1,929
Bank owned life insurance	19,568	13,186
Accrued interest receivable	2,178	1,983
Other real estate owned	135	458
Other assets	4,270	3,286
Total Assets	$1,099,387	$996,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$148,609	$139,974
Interest bearing	782,906	760,880
Total Deposits	931,515	900,854
Securities sold under agreements to repurchase	18,883	9,999
Short-term borrowings	53,995	-
Accrued interest payable	1,689	874
Other liabilities	6,080	5,470
Total Liabilities	1,012,162	917,197
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2018 issued 7,529,567 shares; outstanding 7,464,520 shares;
2017 issued 7,491,692 shares; outstanding 7,466,345 shares	7,530	7,492
Surplus	25,532	24,998
Retained earnings	56,410	47,602
Accumulated other comprehensive (loss) income	(1,247)	19
Treasury stock, at cost: 65,047 and 25,347 shares at December 31, 2018 and
December 31, 2017, respectively	(1,000)	(342)
Total Stockholders' Equity	87,225	79,769
Total Liabilities and Stockholders' Equity	$1,099,387	$996,966

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2018	2017

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans receivable, including fees	$35,777	$31,533
Securities, taxable	1,321	930
Securities, non-taxable	1,249	1,311
Short-term investments, including federal funds sold	344	306
Total Interest Income	38,691	34,080
INTEREST EXPENSE
Deposits	5,455	4,283
Securities sold under agreements to repurchase	43	12
Short-term borrowings	639	10
Total Interest Expense	6,137	4,305
Net Interest Income	32,554	29,775
PROVISION FOR LOAN LOSSES	1,080	1,085
Net Interest Income after Provision for Loan Losses	31,474	28,690
OTHER INCOME
Credit card processing fees	347	1,669
Debit card interchange fees	542	449
Other service fees	462	429
Bank owned life insurance	382	458
Gain on sale of securities, net	-	19
Gain on sale of other real estate owned	94	21
Impairment on other real estate owned	(84)	(70)
Total Other Income	1,743	2,975
OTHER EXPENSES
Salaries and employee benefits	9,812	8,743
Occupancy and equipment	3,015	2,659
Data processing	2,170	1,912
Credit card processing	114	1,567
Advertising and promotion	1,686	1,431
Professional fees	765	630
FDIC insurance	445	503
Insurance	56	59
Loan & real estate	354	252
Charitable contributions	854	766
Other real estate owned expenses	108	50
Other	1,475	1,259
Total Other Expenses	20,854	19,831

Income before Income Taxes	12,363	11,834
INCOME TAX EXPENSE	2,284	4,534
Net Income	$10,079	$7,300

BASIC EARNINGS PER SHARE	$1.35	$0.98

DILUTED EARNINGS PER SHARE	$1.34	$0.97

DIVIDENDS PER SHARE	$0.17	$0.14

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018		2017

	(In Thousands)

Net Income		$10,079		$7,300
Change in Accumulated Other Comprehensive (Loss) Income:
Unrealized holding (loss) gain
on securities available for sale	(1,602)		80
Less: reclassification adjustment
for realized gains	-		(19)
	(1,602)		61
Income tax effect	336		(18)
Net unrealized (loss) gain	(1,266)		43
Other comprehensive (loss) income, net of tax		(1,266)		43
Comprehensive Income		$8,813		$7,343

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2016	$7,453	$24,603	$41,344	$(24)	$(98)	$73,278
Net income	-	-	7,300	-	-	7,300
Other comprehensive income, net of tax	-	-	-	43	-	43
Dividend declared, $.14 per share	-	-	(1,042)	-	-	(1,042)
Compensation expense recognized on stock options	-	6	-	-	-	6
Common stock grants to directors and
officers, 21,488 shares, net of unearned
compensation expense of $610	21	143	-	-	-	164
Shares issued under employee stock purchase plan, 3,635 shares	4	50	-	-	-	54
Purchase treasury stock, 6,557 shares
at $14.80 per share and 9,800 shares at
$15.00 per share	-	-	-	-	(244)	(244)
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 14,107 shares	14	196	-	-	-	210
BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769

BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769
Net income	-	-	10,079	-	-	10,079
Other comprehensive loss, net of tax	-	-	-	(1,266)	-	(1,266)
Dividend declared, $.17 per share	-	-	(1,271)	-	-	(1,271)
Compensation expense recognized on stock options	-	5	-	-	-	5
Common stock grants to directors and
officers, 22,847 shares, net of unearned
compensation expense of $659	23	282	-	-	-	305
Shares issued under employee stock purchase plan, 3,429 shares	3	53	-	-	-	56
Purchase treasury stock, 9,700 shares
at $17.60 per share and 30,000 shares at
$16.25 per share	-	-	-	-	(658)	(658)
Shares issued under Dividend Reinvestment and Stock Purchase Plan, 11,599 shares	12	194	-	-	-	206
BALANCE - DECEMBER 31, 2018	$7,530	$25,532	$56,410	$(1,247)	$(1,000)	$87,225

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,079	$7,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,080	1,085
Amortization of deferred loan costs	229	93
Depreciation	774	671
Net amortization of investment security premiums and discounts	174	257
Stock compensation expense	310	170
Net realized gain on sale of other real estate owned	(94)	(21)
Impairment on other real estate owned	84	70
Income on bank owned life insurance	(382)	(458)
Deferred income taxes	16	(263)
Tax rate adjustment	-	1,141
Net realized gain on sale of securities available for sale	-	(19)
Increase in accrued interest receivable	(195)	(234)
(Increase) decrease in other assets	(648)	824
Increase in accrued interest payable	815	61
Increase (decrease) in other liabilities	596	(256)
Net Cash Provided by Operating Activities	12,838	10,421
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(17,284)	(37,059)
Maturities, calls and principal repayments of securities available for sale	15,056	17,265
Proceeds from sales of securities available for sale	-	14,920
Net increase in loans	(99,668)	(60,392)
Net (purchase) redemption of restricted investment in bank stock	(2,211)	41
Purchase of bank owned life insurance	(6,000)	-
Proceeds from sale of other real estate owned	457	53
Purchases of premises and equipment	(1,019)	(491)
Net Cash Used in Investing Activities	(110,669)	(65,663)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,661	67,470
Net increase (decrease) in securities sold under agreements to repurchase	8,884	(1,890)
Proceeds from Employee Stock Purchase Plan	56	54
Increase in short-term borrowed funds	53,995	-
Acquisition of treasury stock	(658)	(244)
Proceeds from Dividend Reinvestment Plan	206	210
Dividends paid	(1,271)	(1,042)
Net Cash Provided by Financing Activities	91,873	64,558
Net (Decrease) Increase in Cash and Cash Equivalents	(5,958)	9,316
CASH AND CASH EQUIVALENTS - BEGINNING	33,534	24,218
CASH AND CASH EQUIVALENTS - ENDING	$27,576	$33,534

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,322	$3,881

Income taxes paid	$2,713	$3,502

Other real estate sold through bank financing	$303	$-

Deferral of gain from sale of other real estate sold through bank financing	$2	$21

Other real estate acquired in settlement of loans	$429	$101

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, and the valuation of deferred tax assets.

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

Other than temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an

Embassy Bancorp, Inc.

entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2018 and 2017.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2018.

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

For the specific portion of the allowance for loan losses, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by management in determining impairment include payment status, ability to pay and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans considered impaired are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent, is less than the recorded investment in the loan, including accrued interest and net deferred loan fees or costs, the Company will recognize the impairment by adjusting the allowance for loan losses account through charges to earnings as a provision for loan losses.

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

Embassy Bancorp, Inc.

accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The general portion of the allowance for loan losses covers pools of loans by major loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and other consumer loans. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using the loss migration method plus a qualitative factor, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans. The historical loss factor for each pool, includes but is not limited to, an average of the Company’s historical net charge-off ratio for the most recent rolling four years.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives of the related assets: furniture, fixtures and equipment for five to ten years, leasehold improvements for the life of the lease, computer equipment and data processing software for one to five years, and automobiles for five years.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law. The Tax Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For

Embassy Bancorp, Inc.

businesses, the Tax Act reduced the corporate tax rate from 34% to 21%. This rate reduction was effective January 1, 2018 for the Company.

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

	Year Ended December 31,
	2018	2017

	(Dollars In Thousands, Except Per Share Data)

Net income	$10,079	$7,300

Weighted average shares outstanding	7,472,893	7,448,931
Dilutive effect of potential common
shares, stock options	55,072	60,424
Diluted weighted average common
shares outstanding	7,527,965	7,509,355
Basic earnings per share	$1.35	$0.98
Diluted earnings per share	$1.34	$0.97

Anti-dilutive stock options of 4,227 were not considered in computing diluted earnings per common share for the year ended December 31, 2018. There were no stock options not considered in computing diluted earnings per common share for the year ended December 31, 2017.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 12 consecutive months of service during which at least 1,000 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2018 and 2017 were $188 thousand and $163 thousand, respectively.

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Comprehensive Income

GAAP require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Embassy Bancorp, Inc.

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award based on the fair value of the award.  The Black-Scholes model is used to estimate the fair value of stock options.

Revenue from Contracts with Customers

On January 1, 2018 the Company adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue, establishing principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle of ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with certain financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of the Company’s revenue stream. ASU 2014-09 had no material effect on the Company’s revenue recognition or to its consolidated financial statements.

The majority of the Company’s revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as its loans and investment securities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of Topic 606, which are presented in the consolidated statement of income as components of non-interest income, are credit card processing fees, debit card interchange fees, other service fees on deposit accounts, and gains and losses on other real estate owned. Credit card processing fees include income from commercial credit cards and merchant processing income. Income for such performance obligations are generally received at the time the performance obligations are satisfied or within the monthly service period. Service fees on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). The Company recognizes debit card interchange fees daily from debit cardholder transactions conducted through the MasterCard payment network. The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction prices and related gain or loss on the sale if a significant financing component is present. The Company does not sell its mortgages on the secondary market, nor does it offer trust or investment brokerage services to its customers to generate fee income.

Financial Instruments – Overall

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair

Embassy Bancorp, Inc.

value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In accordance with (5) above, the Company measured the fair value of its financial instruments as of December 31, 2018 using an exit price notion. ASU 2016-01 had no material effect on the Company’s financial condition or results of operations.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements.

Future Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of income and cash flows will be generally consistent with the current guidance. The new guidance became effective for the Company in 2019. The standard was applied using the optional transition method in accordance with the July 2018 issued ASU No. 2018-11 which allows the Company to choose the optional transition method, instead of the modified retrospective transition method previously considered. The Company has reviewed the lease population and has determined which renewal terms were exercised. In accordance with the guidance, the Company had an increase on its Consolidated Balance Sheet in January 2019 for the right of use asset of $11.0 million and the lease liability of $11.0 million.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This guidance is effective for the Company in 2020. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations, however due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes to the Company’s accounting for credit losses on financial instruments.

Reclassification

Certain amounts in the 2017 consolidated financial statements may have been reclassified to conform to the 2018 presentation. These reclassifications had no effect on 2017 net income.

Embassy Bancorp, Inc.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows at December 31, 2018 and 2017, respectively:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2018 :
U.S. Government agency obligations	$3,001	$-	$(4)	$2,997
Municipal bonds	35,171	515	(808)	34,878
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	54,154	127	(1,408)	52,873
Total	$92,326	$642	$(2,220)	$90,748

December 31, 2017 :
U.S. Government agency obligations	$10,039	$-	$(51)	$9,988
Municipal bonds	37,701	1,089	(469)	38,321
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	42,532	80	(625)	41,987
Total	$90,272	$1,169	$(1,145)	$90,296

The amortized cost and fair value of securities as of December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$6,041	$6,057
Due after one year through five years	4,675	4,721
Due after five years through ten years	8,231	7,944
Due after ten years	19,225	19,153
	38,172	37,875
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	54,154	52,873
	$92,326	$90,748

There were no sales of securities for the year ended December 31, 2018. Gross gains of $19 thousand and no gross losses were realized on sales of securities for the year ended December 31, 2017.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:	(In Thousands)
U.S. Government agency obligations	$-	$-	$2,997	$(4)	$2,997	$(4)
Municipal bonds	3,231	(101)	7,711	(707)	10,942	(808)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	8,926	(57)	35,940	(1,351)	44,866	(1,408)
Total Temporarily Impaired Securities	$12,157	$(158)	$46,648	$(2,062)	$58,805	$(2,220)

December 31, 2017:
U.S. Government agency obligations	$7,003	$(24)	$2,985	$(27)	$9,988	$(51)
Municipal bonds	2,415	(77)	6,235	(392)	8,650	(469)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	25,295	(305)	11,502	(320)	36,797	(625)
Total Temporarily Impaired Securities	$34,713	$(406)	$20,722	$(739)	$55,435	$(1,145)

The Company had forty (40) securities in an unrealized loss position at December 31, 2018.  Unrealized losses are due only to market rate fluctuations. As of December 31, 2018, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Securities with a carrying value of $85.8 million and $87.3 million at December 31, 2018 and December 31, 2017, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 3 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable:

	December 31,
	2018	2017

	(In Thousands)

Commercial real estate	$428,487	$347,292
Commercial construction	10,958	30,090
Commercial	38,425	36,406
Residential real estate	477,965	443,601
Consumer	850	904

Total Loans	956,685	858,293

Unearned net loan origination costs	671	458
Allowance for Loan Losses	(7,412)	(7,040)

	$949,944	$851,711

Embassy Bancorp, Inc.

The following table summarizes information in regards to the allowance for loan losses as of December 31, 2018 and 2017, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses
Year Ending December 31, 2018
Beginning Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040
Charge-offs	-	-	(705)	(23)	-	-	(728)
Recoveries	12	-	-	8	-	-	20
Provisions	985	(275)	807	(316)	1	(122)	1,080
Ending Balance - December 31, 2018	$3,248	$94	$574	$3,179	$19	$298	$7,412

Year Ending December 31, 2017
Beginning Balance - December 31, 2016	$2,349	$516	$423	$2,937	$15	$277	$6,517
Charge-offs	(217)	-	(152)	(206)	-	-	(575)
Recoveries	13	-	-	-	-	-	13
Provisions	106	(147)	201	779	3	143	1,085
Ending Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040

Embassy Bancorp, Inc.

The following tables represent the allocation of the allowance for loan losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2018 and December 31, 2017, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2018
Allowance for Loan Losses
Ending Balance	$3,248	$94	$574	$3,179	$19	$298	$7,412
Ending balance: individually evaluated for impairment	$-	$-	$33	$186	$-	$-	$219
Ending balance: collectively evaluated for impairment	$3,248	$94	$541	$2,993	$19	$298	$7,193

Loans receivables:
Ending balance	$428,487	$10,958	$38,425	$477,965	$850		$956,685
Ending balance: individually evaluated for impairment	$1,732	$315	$239	$1,557	$-		$3,843
Ending balance: collectively evaluated for impairment	$426,755	$10,643	$38,186	$476,408	$850		$952,842

December 31, 2017
Allowance for Loan Losses
Ending Balance	$2,251	$369	$472	$3,510	$18	$420	$7,040
Ending balance: individually evaluated for impairment	$-	$-	$39	$212	$-	$-	$251
Ending balance: collectively evaluated for impairment	$2,251	$369	$433	$3,298	$18	$420	$6,789

Loans receivables:
Ending balance	$347,292	$30,090	$36,406	$443,601	$904		$858,293
Ending balance: individually evaluated for impairment	$7,383	$315	$245	$2,029	$-		$9,972
Ending balance: collectively evaluated for impairment	$339,909	$29,775	$36,161	$441,572	$904		$848,321

Embassy Bancorp, Inc.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2018 and 2017, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,732	$1,996		$4,733	$199
Commercial construction	315	315		315	11
Commercial	-	-		18	2
Residential real estate	709	965		832	10
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	239	239	33	242	10
Residential real estate	848	848	186	911	31
Consumer	-	-	-	-	-
Total:
Commercial real estate	$1,732	$1,996	$-	$4,733	$199
Commercial construction	315	315	-	315	11
Commercial	239	239	33	260	12
Residential real estate	1,557	1,813	186	1,743	41
Consumer	-	-	-	-	-
	$3,843	$4,363	$219	$7,051	$263
December 31, 2017
With no related allowance recorded:
Commercial real estate	$7,383	$7,748		$6,536	$249
Commercial construction	315	315		315	11
Commercial	-	-		25	-
Residential real estate	1,043	1,329		1,072	14
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$1,003	$2
Commercial construction	-	-	-	-	-
Commercial	245	245	39	247	10
Residential real estate	986	986	212	1,053	12
Consumer	-	-	-	-	-
Total:
Commercial real estate	$7,383	$7,748	$-	$7,539	$251
Commercial construction	315	315	-	315	11
Commercial	245	245	39	272	10
Residential real estate	2,029	2,315	212	2,125	26
Consumer	-	-	-	-	-
	$9,972	$10,623	$251	$10,251	$298

The decrease of $6.1 million in impaired loans is primarily due to one relationship of $3.8 million being upgraded from substandard to pass and one loan paying off in the amount of $1.6 million.

Embassy Bancorp, Inc.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2018 and 2017, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2018	(In Thousands)
Commercial real estate	$426,988	$-	$1,499	$-	$428,487
Commercial construction	10,643	-	315	-	10,958
Commercial	38,309	116	-	-	38,425
Residential real estate	476,811	747	407	-	477,965
Consumer	850	-	-	-	850
Total	$953,601	$863	$2,221	$-	$956,685

December 31, 2017
Commercial real estate	$341,865	$-	$5,427	$-	$347,292
Commercial construction	29,775	-	315	-	30,090
Commercial	36,406	-	-	-	36,406
Residential real estate	442,770	-	831	-	443,601
Consumer	904	-	-	-	904
Total	$851,720	$-	$6,573	$-	$858,293

The following table presents nonaccrual loans by classes of the loan portfolio:

	December 31,

	2018	2017

	(In Thousands)
Commercial real estate	$-	$104
Commercial construction	-	-
Commercial	-	-
Residential real estate	269	686
Consumer	-	-
Total	$269	$790

Embassy Bancorp, Inc.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2018 and 2017, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

December 31, 2018	(In Thousands)
Commercial real estate	$323	$-	$-	$323	$428,164	$428,487	$-
Commercial construction	-	-	-	-	10,958	10,958	-
Commercial	138	-	-	138	38,287	38,425	-
Residential real estate	696	-	-	696	477,269	477,965	-
Consumer	-	-	-	-	850	850	-
Total	$1,157	$-	$-	$1,157	$955,528	$956,685	$-

December 31, 2017
Commercial real estate	$2,852	$-	$104	$2,956	$344,336	$347,292	$-
Commercial construction	-	-	-	-	30,090	30,090	-
Commercial	-	-	-	-	36,406	36,406	-
Residential real estate	1,036	1,800	634	3,470	440,131	443,601	-
Consumer	-	-	-	-	904	904	-
Total	$3,888	$1,800	$738	$6,426	$851,867	$858,293	$-

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

Embassy Bancorp, Inc.

The following table presents TDRs outstanding at December 31, 2018 and 2017, respectively:

	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
December 31, 2018
Commercial real estate	$1,269	$-	$1,269
Commercial construction	260	-	260
Commercial	239	-	239
Residential real estate	1,150	23	1,173
Consumer	-	-	-
	$2,918	$23	$2,941

December 31, 2017
Commercial real estate	$3,002	$-	$3,002
Commercial construction	260	-	260
Commercial	245	-	245
Residential real estate	1,198	52	1,250
Consumer	-	-	-
	$4,705	$52	$4,757

There were no new TDRs during the year ended December 31, 2018. The following table presents new TDRs during the year ended December 31, 2017, respectively:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Year Ending December 31, 2017
Residential real estate	2	$122	$52

Of the TDRs listed above, one loan required an impairment reserve of $9 thousand recorded in the allowance for loan losses at December 31, 2017. As of December 31, 2018 and 2017, no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the years ended December 31, 2018 and 2017.

Note 4 - Financial Instruments with Off-Balance Sheet Risk

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

Embassy Bancorp, Inc.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2018	2017

	(In Thousands)

Commitments to grant loans, fixed	$1,560	$23,558
Commitments to grant loans, variable	2,076	250
Unfunded commitments under lines of credit, fixed	15,680	14,913
Unfunded commitments under lines of credit, variable	95,372	79,678
Standby letters of credit	5,551	4,854

	$120,239	$123,253

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2018 and 2017 was $5.6 million and $4.9 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.3 million and $3.6 million, respectively. The current amount of the liability as of December 31, 2018 and 2017 for guarantees under standby letters of credit issued is not considered material.

Note 5 - Bank Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
	2018	2017

	(In Thousands)

Furniture, fixtures and equipment	$3,284	$2,951
Leasehold improvements	3,209	3,018
Computer equipment and data processing software	3,320	2,841
Automobiles	228	228
Construction in progress	15	-

	10,056	9,038
Accumulated depreciation	(7,882)	(7,109)

	$2,174	$1,929

Embassy Bancorp, Inc.

Note 6 – Deposits

The components of deposits:

	December 31,
	2018	2017

	(In Thousands)

Demand, non-interest bearing	$148,609	$139,974
Demand, NOW and money market, interest bearing	135,915	110,122
Savings	452,809	507,840
Time, $250 and over	70,337	61,234
Time, other	123,845	81,684
Total deposits	$931,515	$900,854

At December 31, 2018, the scheduled maturities of time deposits are as follows (in thousands):

2019	$127,126
2020	28,448
2021	12,699
2022	5,200
2023	20,709

$194,182

Note  7 - Securities Sold under Agreements to Repurchase and Offsetting Assets and Liabilities

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

	2018	2017

	(Dollars In Thousands)

Balance outstanding at December 31	$18,883	$9,999
Weighted average interest rate at the end of the year	0.220%	0.071%
Average daily balance during the year	$16,901	$10,865
Weighted average interest rate during the year	0.260%	0.110%
Maximum month-end balance during the year	$20,050	$12,468

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

Embassy Bancorp, Inc.

Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third-party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2018 and December 31, 2017:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2018
Repurchase Agreements:
Corporate Institutions	$18,883	$-	$18,883	$(18,883)	$-	$-

December 31, 2017
Repurchase Agreements:
Corporate Institutions	$9,999	$-	$9,999	$(9,999)	$-	$-

As of December 31, 2018 and December 31, 2017, the fair value of securities pledged was $23.8 million and $15.8 million, respectively.

Note 8 – Short-term and Long-term Borrowings

The Bank has borrowing capacity with the FHLB of approximately $538.5 million, which includes a line of credit for $150.0 million. There were short-term borrowings of $54.0 million outstanding as of December 31, 2018 and no short-term FHLB advances outstanding as of the period ending December 31, 2017. There were no long-term loans outstanding with the FHLB as of December 31, 2018 and December 31, 2017.  All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a $10.0 million line of credit with ACBB, of which none was outstanding at December 31, 2018 and 2017. Advances from this line are unsecured.

Note 9 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Senior Loan Officer.

The Company has an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death or disability.  As of December 31, 2018 and 2017, other liabilities include $4.8 million and $4.3 million, respectively, accrued under these plans.  For the years ended December 31, 2018 and 2017, $521 thousand and $470 thousand, respectively, were expensed under these plans.

Embassy Bancorp, Inc.

Note 10 - Stock Incentive Plan and Employee Stock Purchase Plan

     Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries.  The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000.  The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company.  The SIP expires on June 15, 2020.  At December 31, 2018, there were 254,443 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also granted restricted stock to certain officers under individual agreements with these officers.  Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years.  Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the Company’s restricted stock grants activity for the year ended December 31, 2018, there have been 129,314 awards granted.  During the years ended December 31, 2018 and 2017 there were 22,847 and 21,488 awards granted, respectively. During the years ended December 31, 2018 and 2017 the Company recognized $305 thousand and $164 thousand in compensation expense for the restricted stock awards.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2018 and 2017 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2016	38,404	$11.79
Granted	21,488	15.07
Vested	(13,368)	12.29

Non-Vested at December 31, 2017	46,524	$13.16
Granted	22,847	15.51
Vested	(19,911)	14.31

Non-Vested at December 31, 2018	49,460	$13.78

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  Stock compensation expense related to these options was $5 thousand and $6 thousand for the years ended December 31, 2018 and 2017, respectively.  At December 31, 2018, approximately $5 thousand unrecognized cost to the stock options will be recognized over the next year.

Embassy Bancorp, Inc.

Activities under the SIP, related to stock options, is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2016	116,243	$7.34
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2017	116,243	$7.34
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2018	116,243	$7.34

Exercisable, December 31, 2018	114,834	$7.27

Stock options outstanding at December 31, 2018 are exercisable at prices ranging from $6.60 to $13.21 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2018 is 3.06 years and 3.01 years, respectively. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2017 was 4.06 years and 3.96 years, respectively. At December 31, 2018, the aggregate intrinsic value of options outstanding and exercisable was $882 thousand.  The intrinsic value was determined by using the latest known sales price of the Company’s common stock.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2018:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.60 to $8.26	$7.14	112,016	2.91	112,016
$11.56 to $13.21	$12.64	4,227	6.98	2,818

		116,243	3.06	114,834

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 7,064 shares have been issued as of December 31, 2018.

Embassy Bancorp, Inc.

The Company recognized discount expense in relation to the employee stock purchase plan of $3 thousand during the years ending December 31, 2018 and 2017.

Note 11 – Other Comprehensive Income (Loss)

The components of other comprehensive loss, both before tax and net of tax, are as follows:

	Year Ended December 31,
	2018			2017

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(1,602)	$336	$(1,266)	$80	$(24)	$56
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(19)	6	(13)
Total other comprehensive (loss) income	$(1,602)	$336	$(1,266)	$61	$(18)	$43

(A) Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale, net of tax, is as follows:

	Year Ended December 31,
	2018	2017

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$-	$(19)
Income taxes	-	6
Net of tax	$-	$(13)

A summary of the accumulated other comprehensive (loss) income, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2018 and 2017
Balance January 1, 2018	$19
Other comprehensive loss before reclassifications	(1,266)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,266)
Balance December 31, 2018	$(1,247)

Balance January 1, 2017	$(24)
Other comprehensive income before reclassifications	56
Amounts reclassified from accumulated other comprehensive income	(13)
Net other comprehensive income during the period	43
Balance December 31, 2017	$19

Embassy Bancorp, Inc.

Note 12 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2018, the Company had a $13.3 million minimum reserve balance.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The final rules implementing the BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. banks (BASEL III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and were fully phased in on January 1, 2019. Under the BASEL III rules the Company and the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer has been phased in from 0.0% for 2015 to 2.50%,  January 2019. The capital conservation buffer for 2018 was 1.875%. The net unrealized gain or losses on available-for-sale securities are not included in computing regulatory capital amounts. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Effective in the third quarter of 2018, the Federal Reserve raised the consolidated asset limit to be considered a small bank holding company from $1 billion to $3 billion.  A company that qualifies as a small bank holding company is not subject to the Federal Reserve’s consolidated capital rules, although a company that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company has elected to continue to report those amounts and ratios.

As of December 31, 2018, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Embassy Bancorp, Inc.

The Bank’s actual capital amounts and ratios at December 31, 2018 and 2017 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2018:
Total capital (to risk-weighted assets)	$95,732	12.2%	$	≥	62,761	≥	8.0%	$	≥	78,451	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	88,320	11.3		≥	35,303	≥	4.5		≥	50,993	≥	6.5
Tier 1 capital (to risk-weighted assets)	88,320	11.3		≥	47,071	≥	6.0		≥	62,761	≥	8.0
Tier 1 capital (to average assets)	88,320	8.1		≥	43,462	≥	4.0		≥	54,327	≥	5.0

December 31, 2017:
Total capital (to risk-weighted assets)	$86,709	12.5%	$	≥	55,416	≥	8.0%	$	≥	69,271	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	79,669	11.5		≥	31,172	≥	4.5		≥	45,026	≥	6.5
Tier 1 capital (to risk-weighted assets)	79,669	11.5		≥	41,562	≥	6.0		≥	55,416	≥	8.0
Tier 1 capital (to average assets)	79,669	8.0		≥	39,950	≥	4.0		≥	49,937	≥	5.0

The Company’s actual capital amounts and ratios at December 31, 2018 and 2017 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2018:
Total capital (to risk-weighted assets)	$95,884	12.2%	$	≥	62,717	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	88,472	11.3		≥	35,278	≥	4.5
Tier 1 capital (to risk-weighted assets)	88,472	11.3		≥	47,038	≥	6.0
Tier 1 capital (to average assets)	88,472	8.1		≥	43,463	≥	4.0

December 31, 2017:
Total capital (to risk-weighted assets)	$86,790	12.5%	$	≥	55,408	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	79,750	11.5		≥	31,167	≥	4.5
Tier 1 capital (to risk-weighted assets)	79,750	11.5		≥	41,556	≥	6.0
Tier 1 capital (to average assets)	79,750	8.0		≥	39,951	≥	4.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

Note 13 - Fair Value of Financial Instruments

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

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2018 and 2017 are as follows:

Description	(Level 1 Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$2,997	$-	$2,997
Municipal bonds	-	34,878	-	34,878
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	52,873	-	52,873
December 31, 2018 Securities available for sale	$-	$90,748	$-	$90,748

U.S. Government agency obligations	$-	$9,988	$-	$9,988
Municipal bonds	-	38,321	-	38,321
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2017 Securities available for sale	$-	$90,296	$-	$90,296

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

Embassy Bancorp, Inc.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2018 Impaired loans	$-	$-	$868	$868
December 31, 2018 Other real estate owned	$-	$-	$135	$135
December 31, 2017 Impaired loans	$-	$-	$980	$980
December 31, 2017 Other real estate owned	$-	$-	$458	$458

Fair value is generally determined through independent appraisals of the underlying collateral, which generally include Level 3 input which are not identifiable. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses.

Impaired loans are generally measured based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
December 31, 2018:
Impaired loans	$868	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-19.7%)
			Liquidation expenses (2)	0% to -8.5% (-8.0%)
Other real estate owned	$135	Listings, Letters of Intent & Third Party Evaluations	Liquidation expenses (2)	-5% (-5%)
December 31, 2017:
Impaired loans	$980	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-23.2%)
			Liquidation expenses (2)	0% to -8.5% (-7.7%)
Other real estate owned	$458	Listings, Letters of Intent & Third Party Evaluations	Liquidation expenses (2)	-5% (-5%)

(1)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(2)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2018 and 2017:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
December 31, 2018:
Financial assets:
Cash and cash equivalents	$27,576	$27,576	$27,576	$-	$-
Securities available-for-sale	90,748	90,748	-	90,748	-
Loans receivable, net of allowance	949,944	935,500	-	-	935,500
Restricted investments in bank stock	2,794	2,794	-	2,794	-
Accrued interest receivable	2,178	2,178	-	2,178	-
Financial liabilities:
Deposits	931,515	930,306	-	930,306	-
Securities sold under agreements to
repurchase and federal funds purchased	18,883	18,869	-	18,869	-
Short-term borrowings	53,995	53,995	-	53,995	-
Accrued interest payable	1,689	1,689	-	1,689	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2017:
Financial assets:
Cash and cash equivalents	$33,534	$33,534	$33,534	$-	$-
Securities available-for-sale	90,296	90,296	-	90,296	-
Loans receivable, net of allowance	851,711	849,328	-	-	849,328
Restricted investments in bank stock	583	583	-	583	-
Accrued interest receivable	1,983	1,983	-	1,983	-
Financial liabilities:
Deposits	900,854	900,232	-	900,232	-
Securities sold under agreements to
repurchase and federal funds purchased	9,999	9,994	-	9,994	-
Accrued interest payable	874	874	-	874	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 14 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties).

Related parties were indebted to the Company for loans totaling $10.7 million and $9.9 million at December 31, 2018 and 2017, respectively.  During 2018, loans totaling $3.1 million were disbursed, loan repayments totaled $2.3 million, and there was a write-down of $665 thousand related to one relationship. During 2018, loan balances of $670 thousand were added to the totals due to the promotion of two executive officers.

Embassy Bancorp, Inc.

Deposits with related parties were $20.7 million and $33.8 million at December 31, 2018 and 2017, respectively.

Fees paid to related parties for legal services for the years ended December 31, 2018 and 2017 were approximately $88 thousand and $76 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as described in Note 15.

Note 15 - Lease Commitments

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

In November 2017, the Company entered into a ground lease for a branch location on West Main Street in the Borough of Macungie, Lehigh County. The estimated opening of the branch in 2019 is contingent on the prior receipt of proper construction, regulatory approvals, and government permits, and therefore excluded from the following table. The Company’s Preview Center office in Macungie, which opened in advance of its new permanent Macungie Office, is included.

Future minimum lease payments by year and in the aggregate, under all lease agreements, are as follows:

	Related Parties	Third Parties	Total

	(In Thousands)

2019	622	936	1,558
2020	634	640	1,274
2021	612	581	1,193
2022	100	592	692
2023	-	603	603
Thereafter	-	576	576

	$1,968	$3,928	$5,896

Total rent expense was $1.4 million and $1.3 million for the years ended December 31, 2018 and 2017. Rent expense to related parties was $531 thousand and $420 thousand for the years ended December 31, 2018 and 2017, respectively, as described in Note 14.

\

Note 16 - Federal Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2018	2017

	(In Thousands)

Current	$2,268	$3,656
Deferred	16	(263)
Tax Rate Adjustment	-	1,141
	$2,284	$4,534

Embassy Bancorp, Inc.

A reconciliation of the statutory federal income tax at a rate of 21% as of December 31, 2018 and 34% as of December 31, 2017 to the income tax expense included in the consolidated statement of income is as follows:

	Years Ended December 31,
	2018	2017

	(In Thousands)

Federal income tax at statutory rate	$2,596	$4,023
Tax-exempt interest	(308)	(528)
Bank owned life insurance	(55)	(156)
Tax rate adjustment	-	1,141
Other	51	54

	$2,284	$4,534

The Company evaluates its tax positions and a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2018 and 2017,  the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The components of the net deferred tax asset (included in other assets) are as follows:

	December 31,
	2018	2017

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,556	$1,478
Deferred compensation	1,015	905
Premises and equipment	-	49
Unrealized loss on securities available for sale	331	-
Other	49	78

Total Deferred Tax Assets	2,951	2,510

Deferred tax liabilities:
Premises and equipment	16	-
Prepaid assets	295	225
Non-qualified stock awards	22	19
Deferred loan costs	459	422
Unrealized gain on securities available for sale	-	5

Total Deferred Tax Liabilities	$792	$671

Net Deferred Tax Asset	$2,159	$1,839

Embassy Bancorp, Inc.

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Note 17 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2018	2017
	(In Thousands)
ASSETS

Cash	$331	$234
Other assets	30	27
Investment in subsidiary	87,072	79,688
Total Assets	$87,433	$79,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term borrowings	$-	$-
Other liabilities	208	180
Stockholders’ equity	87,225	79,769
Total Liabilities and Stockholders’ Equity	$87,433	$79,949

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2018	2017
	(In Thousands)

Other expenses	$(361)	$(364)
Equity in net income of banking subsidiary	10,370	7,553
Income before income taxes	10,009	7,189
Income tax benefit	70	111
Net income	$10,079	$7,300

Equity in other comprehensive (loss) gain of banking subsidiary	(1,266)	43
Comprehensive income	$8,813	$7,343

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2018	2017
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$10,079	$7,300
Adjustments to reconcile net income to net cash used in
operating activities:
Stock compensation expense	5	6
Net change in other assets and liabilities	25	32
Equity in net income of banking subsidiary	(10,370)	(7,553)
Net Cash Used in Operating Activities	(261)	(215)

Cash Flows Provided by Investing Activities:
Dividend from banking subsidiary	1,720	944

Cash Flows from Financing Activities:
Exercise of stock options, net of payment stock tendered,
and proceeds from ESPP and DRIP	567	428
Purchase of treasury stock	(658)	(244)
Dividends paid	(1,271)	(1,042)

Net Cash Used in Financing Activities	(1,362)	(858)
Net Increase (Decrease) in Cash	97	(129)
Cash – Beginning	234	363

Cash - Ending	$331	$234

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2018, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 45 of this report, and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2019 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2019 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2019 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2019 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2019 annual meeting of shareholders.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed on August 12, 2016).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed on August 12, 2016).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-K filed on March 15, 2018).
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 30, 2016).
10.3	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 30, 2016).
10.4	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 30, 2016).
10.5	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 30, 2015).
10.6	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 30, 2015).
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

10.14

Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates LLC (Incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K filed on March 15, 2018).

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

10.18

Lease Expansion Agreement dated June 15, 2018 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on June 19, 2018).

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.19

Lease Amendment dated December 28, 2018 for a reduced rent escalator for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on December 31, 2018).

10.20

Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated May 24, 2018 (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on May 29, 2018).

10.21

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

10.27	Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013.
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

10.30	Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 1, 2013.
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

10.33	Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013.
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

10.38

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2018 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 21, 2018).

10.39

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 29, 2015).

10.40

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2016 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 27, 2016).

10.41

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 20, 2017 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 20, 2017).

10.42

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2018 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 21, 2018).

10.43	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Registrant's definitive proxy statement filed on April 21, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the financial statements captions “Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly Virchow Krause LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

Item 16. FORM 10-K SUMMARY.

None.

Embassy Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: March 13, 2019	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 13, 2019	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2019	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 13, 2019	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 13, 2019	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 13, 2019	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 13, 2019	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 13, 2019	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 13, 2019	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 13, 2019	/s/ John T. Yurconic
John T. Yurconic, Director