Form 10-K/A
period 2018-12-31
Embassy Bancorp, Inc.
filed 2019-05-06
CIK 1449794

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes   No 

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Embassy Bancorp, Inc.

EXPLANATORY NOTE

On March 13, 2019, Embassy Bancorp, Inc. (“Embassy” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”).  The Company intended to incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2019 annual meeting of shareholders.  Because the definitive proxy statement was not filed by April 30, 2019, the Company is filing this Amendment No. 1 (“Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the information required by Part III of Form 10-K.

This Amendment only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules).  All other items as presented in the Original Filing are unchanged.  Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by our principal executive officer and principal financial and accounting officer, filed as exhibits hereto.

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to the Pennsylvania Business Corporation Law of 1988, as amended, and the Company’s Bylaws, the business of Embassy Bancorp, Inc. (the “Company”) is managed under the direction of the Board of Directors.  Members of the Board are kept informed of the Company’s business through discussions with the CEO and other Executive Officers, by reviewing materials provided to them, and by participation in meetings of the Board and its committees.

Information as to Directors

The following individuals currently serve on the Company’s Board of Directors for a term of three years and until their successors are duly elected and take office.

Current Class 3 Directors with terms expiring in 2019

Bernard M. Lesavoy, 60

Mr. Lesavoy is an attorney and holds a Master's Degree in Business Administration, as well as a law degree.  He has been practicing law in the Lehigh Valley since 1987. He is currently a member of Lesavoy Butz & Seitz LLC and heads the firm's Corporate and Real Estate Departments. Mr. Lesavoy concentrates his practice in business, corporate real estate, business succession, and estate planning matters.  Mr. Lesavoy previously served on the advisory council of Ambassador Bank. His community involvement includes, among many others, service on the boards of the Greater Lehigh Valley Chamber of Commerce, the Bar Association of Lehigh County, and the South Whitehall Township Zoning Hearing Board. The Board believes that Mr. Lesavoy's years of experience practicing law in the Lehigh Valley, his knowledge and involvement within the community, and his prior service on the advisory council of a bank, well qualifies him for service as a Director of the Company.

David M. Lobach, Jr. Chairman, 69

Mr. Lobach is the President, Chief Executive Officer, and Chairman of the Company and Embassy Bank for the Lehigh Valley (the “Bank”) and has served as President and Chief Executive Officer since 2008 and 2001, respectively, and Chairman since 2009. He was co-founder of the Bank.  He began his banking career in 1971. He was Executive Vice President and Chief Operating Officer of Ambassador Bank.  During his 19-year tenure with First Valley Bank prior thereto, Mr. Lobach oversaw such areas as private banking, commercial services, corporate business development, consumer lending functions, and holding company activities.  Mr. Lobach currently serves on the Board of St. Luke’s Hospital Network, previously as Chairman.  In addition, he currently serves on the boards of Lehigh Carbon Community College Foundation Board and on the advisory board for Bethlehem Area Vocational Technical School.  He is a former member of the Federal Reserve Bank of Philadelphia Advisory Council.  He has taught various banking and business programs at area colleges and universities, including Lehigh, Dickinson and Rutgers.  He is a former member of the Board of Trustees of Moravian College Seminary in Bethlehem, PA. He is past vice chairman of Eastern States BankCard Association, Visa Division and has served the Lehigh Valley community as a volunteer on the boards of such organizations as Northampton County Historical Society, Junior Achievement, Boys and Girls Club, United Way, Lehigh Valley Chamber of Commerce, State Theater, The Seed Farm, Pennsylvania Bankers Education Committee, Wellness Community (founding director) and the Lehigh Valley Community Foundation. The Board believes that Mr. Lobach’s extensive and diverse banking background and experience, as well as his extensive knowledge of and involvement in the community, well qualifies him for service as a Director of the Company.

John C. Pittman, 69

Mr. Pittman was a member of the advisory council of Ambassador Bank.  He is currently President of J.C. Pittman Inc.    He formerly was Chief Executive Officer of John C. Pittman/Sport Stars, Inc., an international photo manufacturing company specializing in the youth activities market.  Prior to founding his photographic business, Mr. Pittman served as an educator in the fields of science and photography.  Mr. Pittman is a member of the Amusement Ride Safety Board as an appointee of former Governor Ridge and a member of the United States Selective Service System Appeal Board for the Commonwealth of PA.  Mr. Pittman also serves as a member of the Board of Trustees of Massanutten Military Academy in Virginia and is a founding Director of the Museum of Speed in Bedford, PA.     The Board believes that Mr. Pittman’s experience as an entrepreneur operating his business in the Lehigh Valley, in addition to his prior service as advisory council to a bank, well qualifies him for service as a Director of the Company.

John T. Yurconic, 51

Mr. Yurconic is the President of The Yurconic Agency, a local insurance, vehicle registration and driver’s license services agency with 12 locations in Lehigh, Northampton, Schuylkill, Berks Luzerne and Carbon counties. He began his insurance career in 1989 after graduating from Lafayette College. Mr. Yurconic currently serves on the board of Synergy Holdings Corp., a workmen’s compensation specialist insurance company and PA Messenger Services, Inc. (Title N Go),

Embassy Bancorp, Inc.

a software solutions corporation. Mr. Yurconic also served on the advisory council of Ambassador Bank. He currently serves on the board of the Greater Lehigh Valley Chamber of Commerce and Lehigh Country Club.  He has previously served as an executive board member for the Minsi Trail Council of the Boys Scouts of America and board member for St. Luke’s University Health Network Allentown Campus.  The Board believes that Mr. Yurconic’s experience in the insurance business since 1989, serving the greater Lehigh Valley community, his prior service as advisory council of a bank, and his knowledge and involvement within the community, well qualifies him for service as a Director of the Company.

Current Class 1 Directors (terms to expire in 2020)

Frank “Chip” Banko III, 60

Mr. Banko III is the retired President of Warren Distributing Co., a wholesale distribution company with three locations in New Jersey.  He had worked in the family-owned and operated businesses since 1979, which include real estate holdings, and has a working knowledge of all aspects of those businesses.  Mr. Banko III is a prior board member of Lehigh County Agricultural Society and has previously served on the board of the Wildlands Conservancy.  The Board believes that Mr. Banko III’s experience as an entrepreneur, as well as his business knowledge, well qualifies him for service as a Director of the Company.

Geoffrey F. Boyer, CFP, 74

Mr. Boyer has been a Certified Financial Planner since 1985, with 45+ years’ experience in financial planning, investments, insurance and banking.  Mr. Boyer is a graduate, former board member and President of Leadership Lehigh Valley and has been named to Who’s Who in Finance and Industry.  He served as a past President of the Emmaus Rotary Club. He formerly served on the Board of the Greater Lehigh Valley Chamber of Commerce and as President of the Small Business Council. With his wife, he previously served as Co-Chair of the Lehigh Valley Red Cross Clara Barton Society. As part of his succession plan, Mr. Boyer merged his company, Boyer Financial Group, into Quantum Financial Management, LLC in December 2018.  He continues to serve as an officer or director of several other local small businesses and charitable endeavors. The Board believes that Mr. Boyer’s years of experience in financial planning, investments and insurance, as well as his knowledge and involvement in the community, well qualifies him for service as a Director of the Company.

Current Class 2 Directors (terms to expire in 2021)

John G. Englesson, 66

Mr. Englesson is Co-Owner and Co-Founder of Integrity Business Services, LLC (Integrity SBS).  Integrity SBS provides business process services to small, medium and large scaled companies.  Mr. Englesson also owns and is President of 6.023 Corporation d.b.a. zAxis Corporation, a company dedicated to advising business leaders on profitably growing their businesses.  He has served in a number of executive management positions, as well as on several boards of emerging technology businesses.  He was one of the principal owners of Chadwick Telecommunications Corporation and the "Chadwick Family" of Companies.  Mr. Englesson has volunteered his time with numerous community organizations, including his current participation in the Allentown Economic Development Corporation as a Board Member and its Secretary.  He had also served on the mayoral transition team as the Chair of the Community and Economic Development Committee, the Bethlehem Economic Development Corporation as its President, the Lehigh Valley Economic Development Corporation as its Chair, the Rotary Club of Bethlehem as its President, and the American Hellenic Educational Progressive Association as its President.  The Board believes that Mr. Englesson’s entrepreneurial and technical experience, as well as his knowledge and involvement within the community, well qualifies him for service as a Director of the Company.

Patti Gates Smith, 61

Ms. Gates Smith is the owner/consultant of GatesSmith Consulting, a company with a focus in educational events and foundation management. She is currently the Assistant to the SELC District President of Lutheran Church Missouri Synod. She was formerly a School Administrator with The Lutheran Academy and also a Perinatal Clinical Nurse Specialist for Easton Hospital.  She was the Director of Professional Development at PA State Nurses Association. Ms. Gates Smith is currently a committee member of the ArtsQuest Foundation Campaign and a member of the Altar Guild at Concordia Evangelical Lutheran Church. She is an alumnus of Leadership Lehigh Valley, Class of 1995, serving as a past President of the Alumni Association and also as a member of the Board of Directors.  Her community involvement has included such organizations as American Red Cross, as an Executive Committee Board Member; The Lutheran Academy, as Secretary of the Board; Good Shepherd Rehabilitation Hospital, as Quality Counsel Member and St. Luke's Visiting Nurse Association as Past Board Chair and Chair of the Hospice Endowment Campaign which raised over $2.5 million dollars.  Ms. Gates Smith was also a past board member of the Pennsylvania Perinatal Association.   The Board believes that Ms. Gates Smith's experience in the medical field, as a provider and as an entrepreneur, as well as her knowledge and involvement within the community, well qualifies her for service as a Director of the Company.

All of the foregoing individuals have served as Directors since the organization of the Company in 2008, with the exception of Mr. Banko III (2011) and Ms. Gates Smith (2016), and all have served as Directors of the Bank since its inception in 2001, with the exception of Mr. Yurconic (2007), Mr. Banko III (2011) and Ms. Gates Smith. (2016).

Embassy Bancorp, Inc.

Nominating Process

The Company’s Board of Directors does not have a standing nominating committee.  The Bank’s Personnel Committee, however, reviews the qualifications of and makes recommendations to the Board of Directors of the Company regarding potential candidates to be nominated for election to the Board of Directors.  The Personnel Committee is currently comprised of the following Directors: Messrs. Banko, Englesson, Lesavoy (Chairman) and Lobach.

The Personnel Committee does not have a charter.  It considers the nomination of all candidates for Director on a case-by-case basis.  The factors considered by the Personnel Committee include a candidate’s education, business and professional background and experience, banking experience, community involvement, character and integrity.  Additionally, the Company’s Bylaws require that every Director be a shareholder of the Company.

Due to the infrequency of nominations, the Company does not have a written policy with respect to the nomination of candidates by shareholders; however, in considering nominations for Director, its policy is to not distinguish between nominations recommended by shareholders and those recommended by the Personnel Committee.  In order to be considered for nomination in connection with the next annual meeting of shareholders, such name and the candidate’s principal occupation, business and professional background, education, community involvement and banking experience should be provided to the Personnel Committee on or before the deadline for submitting proposals for inclusion in the Company’s proxy statement for its next annual meeting.

Audit Committee

The Audit Committee of the Company’s Board of Directors met four times during 2018, and operates pursuant to a written charter, a copy of which is available on the Company’s website at www.embassybank.com under “Investor Relations, Corporate Information, Governance Documents”. The Audit Committee is currently comprised of Messrs. Boyer, Englesson (Chairman), Pittman, Yurconic and Ms. Gates Smith.  Mr. Lobach attends the committee meetings in a non-voting capacity.  All voting members of the Audit Committee are considered independent as determined in accordance with the independence standards of the NASDAQ Stock Market.

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

The Board of Directors has determined that the Company does not have an “Audit Committee Financial Expert”, as defined by the SEC, serving on the Audit Committee. The Board of Directors believes that the members of the Audit Committee are able to read and understand consolidated financial statements of the Company, are familiar with the Company and its business, and are capable of fulfilling the duties and responsibilities of an Audit Committee without the necessity of having an “Audit Committee Financial Expert” as a member.

Information as to Executive Officers

We identify below each of the Executive Officers of the Company and the Bank, their age as of April 22, 2019, the position they currently hold and their professional experience.

David M. Lobach, Jr., 69

See profile set forth above under the heading “Current Class 3 Directors”.

Judith A. Hunsicker, 58

Ms. Hunsicker, First Executive Officer, is the Chief Operating and Financial Officer of the Company and the Bank, serving in such capacity since the organization of the entities in 2008 and 2001, respectively. She began her banking career in 1980.  Prior to joining the Company, she was most recently a member of the senior management team of Lafayette Ambassador Bank and formerly Vice President and Chief Financial Officer of Ambassador Bank.  Prior thereto, she was an Assistant Vice President/Commercial Services at First Valley Bank.  She is a member of the Home Ownership Counseling Program of the Community Action Committee of the Lehigh Valley, the Moravian Leadership Council for Moravian College, and the Lehigh Valley CRA Officers Group.  She is the former chairperson of the boards and is a member of executive committees of the Lehigh Valley Community Land Trust, and Skills USA, Lehigh Valley Council.  She also serves as secretary, board and executive committee member of Community Lenders

Embassy Bancorp, Inc.

Community Development Corporation and serves as president of the board of the Pratyush Sinha Foundation.  She previously served on the finance committee and as Board President of the Neighborhood Housing Services of the Lehigh Valley.  She previously served as a board member or volunteer with such organizations as the Bethlehem YMCA, New Bethany Ministries, Minsi Trails Council of the Boy Scouts of America, Lehigh Valley Coalition of Affordable Housing, and Junior Achievement of the Lehigh Valley.

James R. Bartholomew, 65

Mr. Bartholomew serves as Senior Executive Vice President of the Company and the Bank, as well as Senior Lending Officer of the Bank. He began his banking career in 1974.  Prior to joining the Bank at its inception in November, 2001, he was a Senior Vice President and Territory Sales Manager with PNC Bank (1992 to 2001), a Division Manager of Bank of Pennsylvania (1989 to 1992) and held various positions leading to Vice President at First Valley Bank (1974 to 1989).  He has previously served as Chairman of the Board of Lehigh Valley Economic Development Corporation and on their Board of Directors.  He has also served in the past as a Foundation Board Member at Bethlehem Catholic High School and Northampton Community College, and participated on the boards of the Allentown Boys Club, Hispanic American Organization and Allentown Economic Development Corporation.  He currently serves on the boards of The Friends of the Bethlehem Mounted Police, St. Francis Center for Renewal, and Lehigh Valley Community Foundation.

Diane M. Cunningham, 51

Ms. Cunningham serves as Executive Vice President of the Company and the Bank, currently overseeing the retail bank network, consumer lending, and marketing.  She began her banking career in 1988 and has previously served as Assistant Vice President at Lafayette Ambassador Bank and Assistant Vice President of Ambassador Bank.  She is a graduate of Northampton Community College and has served on various boards for non-profit organizations, including Toastmasters International, YWCA Allentown and The Lehigh Valley Workforce Investment Board.

Lynne M. Neel, 57

Ms. Neel serves as Executive Vice President and Assistant Secretary of the Company and the Bank, as well as Controller of the Bank currently overseeing finance, loan operations and investor relations.  She is a graduate of Moravian College and began her banking career in 1985 at the former Valley Federal Savings & Loan.  Prior to joining the Bank, at its inception in September 2001, she was an Assistant Vice President at Lafayette Ambassador Bank.  She has served and/or volunteered for such organizations as Special Olympics, Habitat for Humanity, United Way, Big Brothers/Big Sisters, St. Paul's Lutheran Church, Palmer Township Athletic Association, Easton Area High School Musical Theatre Program, and Easton Area High School Softball Community Weekend committee.  She currently serves on the board for Equi-librium in Nazareth, PA.

Embassy Bancorp, Inc.

Code of Conduct (Ethics)

The Board of Directors has adopted a Code of Conduct (Ethics) policy governing the Company’s Directors, Executive Officers and employees.  The Code of Conduct governs such matters as conflicts of interest and use of corporate opportunity, financial reporting, violation of the Company’s policies, and the like.  The Board has also adopted a Whistleblower Policy to provide a means by which employees may report violations or suspected violations of law or Company policies without fear of retaliation.  The Audit Committee Chair is responsible for investigating and resolving such reports.  A copy of the Code of Conduct (Ethics) policy and Whistleblower Policy are available on the Company’s website at www.embassybank.com under “Investor Relations, Corporate Information, Governance Documents”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (referred to herein as the “Exchange Act”), requires Directors, Executive Officers and persons who beneficially own more than 10% of the Company’s issued and outstanding common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that during the period January 1, 2018 through December 31, 2018, its Directors, Executive Officers and greater than 10% beneficial owners timely filed all reports required under Section 16(a) of the Exchange Act, except that Mr. Geoffrey Boyer made one late filing during the month of February 2019 of a Form 5 Annual Statement of Beneficial Ownership of Securities relating to a transaction involving a December 2017 gifting of two-thousand (2,000) shares, not timely reported in 2018, due to an administrative oversight.

Item 11. EXECUTIVE COMPENSATION.

Director Compensation

Director Summary Compensation Table

The following table summarizes the compensation paid by the Company to Directors for the fiscal year ended December 31, 2018, for services rendered in 2017, other than David M. Lobach, Jr., who did not receive compensation as a Director.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Frank Banko III	$8,674	$8,668	$-	$-	$33	$17,375
Geoffrey F. Boyer	11,316	11,293	-	-	-	22,609
John G. Englesson	2	22,998	-	-	48	23,048
Bernard M. Lesavoy	-	22,586	-	-	33	22,619
John C. Pittman	11,509	11,491	-	-	71	23,071
Patti Gates Smith	11,509	11,491	-	-	-	23,000
John T. Yurconic	7	22,602	-	-	19	22,628

(1) Includes bank owned life insurance "BOLI" purchased by the Company on certain of its employees and directors.

Non-employee Director Compensation Program

Pursuant to the Company’s Non-employee Director Compensation Program for fiscal year 2018, each non-employee Director of the Company was entitled to receive annual compensation in the amount of $27,000 payable at the election of the Director, in shares of Company common stock or a combination of cash and Company common stock; provided, that the cash portion of any such election shall be limited to fifty percent (50%) of the total amount of the annual fee.  On November 16, 2018, the Board approved an increase to the annual compensation paid to each non-employee Director of the Company to $31,000 effective with the 2019 fiscal

Embassy Bancorp, Inc.

year.  Company common stock issued in payment of the annual fee is issued pursuant to the Embassy Bancorp, Inc. 2010 Stock Incentive Plan.

In order for a Director to be eligible to receive the annual fee, a Director must have attended at least seventy-five percent (75%) of all meetings of the Board of Directors and of the committee(s) on which he or she serves held during the subject year.  In the event that the Director attends at least seventy-five percent (75%), but less than one hundred percent (100%), of all such meetings held during a subject year, the annual fee will be prorated accordingly.  For example, if a Director attended eighty percent (80%) of all meetings of the Board and of the committee(s) on which he or she serves held in 2018, he or she would be entitled to receive an annual fee equal to eighty percent (80%) of $27,000, or $21,600. If a Director attended seventy four percent (74%) of all such meetings held in 2018, he or she would not be entitled to receive the annual fee.

Equity Incentive Plan

Non-employee Directors of the Company and the Bank remain eligible to participate in the Embassy Bancorp, Inc. 2010 Stock Incentive Plan.  For information regarding the 2010 Stock Incentive Plan, see “Executive Compensation – Equity Incentive Plans” below.

Executive Compensation

The following Executive Officers have been identified as our “Named Executive Officers”: David M. Lobach, Jr.-Chairman, President and Chief Executive Officer; Judith A. Hunsicker-First Executive Officer, Chief Operating and Financial Officer; and James A. Bartholomew-Senior Executive Vice President and Senior Lending Officer.

Summary Compensation Table

The table below sets forth the compensation awarded to, earned by, or paid to each of the Named Executive Officers for the year ended December 31, 2018 and the prior fiscal year. While employed, executives are entitled to base salary, participation in the executive compensation programs identified below, and other benefits common to all employees of the Bank.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
David M. Lobach	2018	$599,994	$114,250	$-	$2,512	$180,666	$31,073	$928,495
CEO, President and Chairman	2017	$567,268	$107,781	$678	$2,471	$172,409	$25,662	$876,268
Judith A. Hunsicker	2018	$415,539	$79,230	$-	$315	$144,180	$13,983	$653,247
First Executive Officer, COO, and CFO	2017	$379,088	$72,027	$454	$271	$116,015	$10,775	$578,630
James R. Bartholomew	2018	$315,313	$60,120	$4,629	$78	$173,290	$15,668	$569,098
Senior Executive Vice President and SLO	2017	$287,654	$54,654	$4,619	$72	$171,009	$13,198	$531,206
(1) Option awards are valued based upon the Black-Scholes option valuation model. The actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model. The assumptions underlying the Black-Scholes model of the options granted in 2016 and 2014 were determined with the following weighted averages: dividend yield of 1.03% in 2016 and 0.00% in 2014, respectively, risk free interest rate of 2.35% and 2.30%, respectively, expected life of 6.0 years for 2016 and 2014 and expected volatility of 25.58%
28.93%, respectively. The weighted average fair value of options granted in 2016 and 2014 was $3.28 and $2.46 per share respectively.
(2) Restricted stock granted to employees are valued at the date of the grant based on the fair market value of the Company's stock at the date of the grant and are recognized in compensation expense over the service period, which is generally the vesting period.
(3) Includes Deferred Salary Savings Plan (401 (k)) company matching contributions, life insurance premiums, and personal use of company vehicle.

The current annual salaries of the Named Executive Officers are: Mr. Lobach - $634,375; Ms. Hunsicker - $439,931 and Mr. Bartholomew - $333,822.

In 2003, the Bank adopted a 401(k) Plan for all of its employees, including the above-Named Executive Officers.  The Plan provides that the Bank will contribute 50% of the contribution made by each employee, with the Bank’s contribution not to exceed 4% of compensation.  The Bank’s contribution to each of the Named Executive Officers is included in the table above in the column titled “All Other Compensation”.

Embassy Bancorp, Inc.

In addition to the above described compensation, Executive Officers of the Company, as well as all other employees of the Company and the Bank, receive a benefit package consisting of hospitalization and health insurance coverage, optical and dental coverage, disability benefits and life insurance in the amount of three times annual salary in the event of death while employed. The Named Executive Officers each have employment agreements and supplement executive retirement plan agreements, as described below under “Agreements with Executive Officers,” and are eligible to participate in the Company’s 2010 Stock Incentive Plan, also described below.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information concerning the grant and exercise of stock options and the grant of restricted stock awarded to the Company’s Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End
As of 12-31-18

		Option Awards					Stock Awards
Name and Principal Position	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable		Option Exercise Price ($)	Option Expiration Date	Shares That Have Not Vested		Stock Award Grant Date	Market Value of Shares That Have Not Vested ($)	Stock Expiration Date	Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
David M. Lobach
CEO, President and	2018	-	-		$ -	N/A	12,041	(1)	12/21/2018	$171,223	N/A	N/A	N/A
Vice Chairman	2017	-	-		-	N/A	9,022	(2)	12/20/2017	$128,293	N/A	N/A	N/A
	2016	-	-		-	N/A	10,951	(3)	12/21/2016	$155,723	N/A	N/A	N/A
	2015	-	-		-	N/A	10,096	(4)	12/23/2015	$143,565	N/A	N/A	N/A
	2014	17,781	-		7.51	01/17/23	N/A		N/A	N/A	N/A	N/A	N/A
	2013	17,828	-		7.00	02/22/22	N/A		N/A	N/A	N/A	N/A	N/A
	2012	31,480	-		7.00	02/17/21	N/A		N/A	N/A	N/A	N/A	N/A
	Total	67,089	-		$ 7.14		42,110			598,804
Judith A. Hunsicker
First Executive Officer,	2018	-	-		$ -	N/A	2,209	(5)	12/21/2018	$31,412	N/A	N/A	N/A
COO, and CFO	2017	-	-		-	N/A	1,251	(6)	12/20/2017	$17,789	N/A	N/A	N/A
	2016	-	-		-	N/A	723	(7)	12/21/2016	$10,281	N/A	N/A	N/A
	2015	-	-		-	N/A	N/A		N/A	N/A	N/A	N/A	N/A
	2014	11,882	-		7.51	01/17/23	N/A		N/A	N/A	N/A	N/A	N/A
	2013	11,914	-		7.00	02/22/22	N/A		N/A	N/A	N/A	N/A	N/A
	2012	21,131			7.00	02/17/21	N/A		N/A	N/A	N/A	N/A	N/A
	Total	44,927	-		$ 7.13		4,183			59,482
James R. Bartholomew
Senior Executive Vice	2018	-	-		$ -	N/A	1,100	(5)	12/21/2018	$15,642	N/A	N/A	N/A
President and SLO	2017	-	-		-	N/A	643	(6)	12/20/2017	$9,143	N/A	N/A	N/A
	2016	2,818	1,409	(8)	12.64	12/21/2025	N/A		N/A	N/A	N/A	N/A	N/A
	2015	-	-		-	N/A	N/A		N/A	N/A	N/A	N/A	N/A
	2014	-	-		-	N/A	N/A		N/A	N/A	N/A	N/A	N/A
	2013	-	-		-	N/A	N/A		N/A	N/A	N/A	N/A	N/A
	2012	-	-		-	N/A	N/A		N/A	N/A	N/A	N/A	N/A
	Total	2,818	1,409		$ 12.64		1,743			24,785

(1) The awards include 3,186 shares that vest in three equal annual installments beginning 12/21/19 and 8,855 shares that vest in six equal installments beginning 12/21/19.
(2) The awards include 2,809 shares that vest in three equal annual installments beginning 12/20/18 and 10,009 shares that vest in seven equal installments beginning 12/20/18.
(3) The awards include 6,047 shares that vest in three equal annual installments beginning 12/21/17 and 13,158 shares that vest in eight equal installments beginning 12/21/17.
(4) The awards include 3,920 shares that vest in three equal annual installments beginning 12/23/16 and 15,143 shares that vest in nine equal installments beginning 12/23/16.
(5) The awards vest in three equal annual installments beginning 12/21/19.
(6) The awards vest in three equal annual installments beginning 12/20/18.
(7) The awards vest in three equal annual installments beginning 12/21/17.
(8) The options vest in three equal annual installments beginning 12/21/17.

Embassy Bancorp, Inc.

The Company does not currently maintain any non-qualified contributory deferred compensation plans in which its Named Executive Officers participate.

Agreements with Executive Officers

Employment Agreements

The Bank is party to an employment agreement with David M. Lobach, Jr., who is Chairman, President and Chief Executive Officer of the Company and the Bank. As amended on May 24, 2018, the agreement provides for an employment term of five (5) years beginning January 1, 2018 with automatic one-year extensions.  Mr. Lobach currently receives an annual salary of $634,375, plus a bonus which shall not exceed 30% of his salary, as may be awarded by the Board of Directors.  Mr. Lobach’s salary may be adjusted as mutually agreed by Mr. Lobach and the Bank.  Mr. Lobach’s contract further provides for annual awards of restricted stock with an aggregate fair market value of not less than 8% of his salary.  The restricted stock shall vest over a period of not less than three years.  In the event his employment terminates as a result of a change in control of the Company or Bank, he will receive 500% of his base salary and bonus in a single lump sum and his health and other fringe benefits shall be continued for five years, in exchange for restrictive covenants which prohibit him from entering into business relationships which infringe on the operation of the Bank.  See “Change in Control Provisions” below.

The Bank is party to an employment agreement with Judith A. Hunsicker, who is First Executive, Chief Operating and Financial Officer of the Company and the Bank. As amended on May 24, 2018, the agreement provides for an employment term of five (5) years beginning January 1, 2018 with automatic one-year extensions.  Ms. Hunsicker currently receives an annual salary of $439,931, plus a bonus which shall not exceed 30% of her salary, as may be awarded by the Board of Directors.  Ms. Hunsicker’s salary may be adjusted as mutually agreed by Ms. Hunsicker and the Bank.  Ms. Hunsicker’s contract further provides for annual awards of restricted stock with an aggregate fair market value of not less than 8% of her salary. The restricted stock shall vest over a period of not less than three years.  In the event her employment terminates as a result of a change in control of the Company or Bank, she will receive 500% of her base salary and bonus in a single lump sum and her health and other fringe benefits shall be continued for five years, in exchange for restrictive covenants which prohibit her from entering into business relationships which infringe on the operation of the Bank.  See “Change in Control Provisions” below.

The Bank is party to an employment agreement, dated February 20, 2009, with James R. Bartholomew, who is Senior Executive Vice President of Commercial Lending. As amended, the agreement provides for a three-year term with successive one-year extensions, and at such salary and bonuses as shall be agreed by Mr. Bartholomew and the Bank. Mr. Bartholomew currently receives an annual salary of $333,822 and a bonus as may be awarded by the Board of Directors. Mr. Bartholomew’s contract also provides that in the event his employment terminates as a result of a change in control of the Company or Bank, he will receive 300% of his base salary in a lump sum and his health and other fringe benefits shall be continued for one year, in exchange for restrictive covenants which prohibit him from entering into business relationships which infringe on the operation of the Bank.  See “Change in Control Provisions” below.

Supplemental Executive Retirement Plans

The Bank has entered into Supplemental Executive Retirement Plan agreements (“SERPs”) with Mr. Lobach which provide for the payment of benefits upon retirement.  Currently, the SERPs provide for the Bank’s annual payment of $283,096 to Mr. Lobach, of which $140,000 in benefits accrued through a normal retirement age of 65 and $143,096 in benefits accrue through a normal retirement age of 70, and are payable upon retirement after he reaches the specified normal retirement age.  Lesser benefits are provided for retirement prior to the specified normal retirement age.  The annual benefit is payable in equal monthly installments continuing for a period of fifteen (15) years.

The Bank has also entered into SERPs with Ms. Hunsicker and Mr. Bartholomew, which provide for the Bank’s annual payment of $250,198 to Ms. Hunsicker upon her retirement after reaching age 65, and $158,827 to Mr. Bartholomew, of which $119,629 in benefits accrue through a normal retirement age of 65 and $39,198 in benefits accrue through a normal retirement age of 70.  Benefits are payable upon retirement after reaching the specified normal retirement age. Lesser benefits are provided for retirement prior to specified age. The annual benefit is payable in equal monthly installments continuing for a period of fifteen (15) years.

Pursuant to the agreements, if it is determined that any payment to be made to the foregoing executives under these agreements is subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, the amounts payable to such executive under his or her agreement will be adjusted upward such that the executive will be in the same after-tax position as if no excise tax had been imposed.

Embassy Bancorp, Inc.

Change in Control Provisions

The aforementioned employment agreements and SERPs with the Company’s Named Executive Officers all include change-in-control provisions which are designed to (1) assure the continuity of executive management during a threatened takeover; and (2) ensure executive management is able to objectively evaluate any change in control proposal and act in the best interests of shareholders during a possible acquisition, merger or combination. The Bank designed the agreements to be part of a competitive compensation package, thereby aiding in attracting and retaining top quality executives.

For purposes of the employment agreements and SERPs, “change in control” is defined to mean a change in the ownership or effective control of the Bank or the Company, as described in Section 409A(a)(2)(A)(v) of the Internal Revenue Code of 1986, as amended.

With respect to Mr. Lobach and Ms. Hunsicker’s employment agreements, the executive is entitled to certain benefits if, at any time within two years after the change in control, any of the following triggering events occurs: (1) employment is terminated by the Bank for any reason other than cause or disability of the executive; or (2) employment is terminated by the executive for his/her reason. When a triggering event occurs following a change in control, Mr. Lobach and Ms. Hunsicker would be entitled to five times the sum of the executive’s annual base salary plus bonus, payable in one lump sum as of the date of termination or resignation and beginning on the effective date of resignation or termination will continue to receive all health insurance coverages and other fringe benefits for a period of five years.

With respect to Mr. Bartholomew’s employment agreement, the executive is entitled to certain benefits if, at any time within one year after the change in control, any of the following triggering events occurs: (1) if he is discharged or resigns because the duties, position or title are materially changed, or (2) if he is relocated 50 miles beyond Routes 512 & 22 in Bethlehem, PA. When a triggering event occurs following a change in control, Mr. Bartholomew would be entitled to receive three times the sum of his annual base salary in one lump sum, payable within one year following the effective date of resignation or termination. Mr. Bartholomew would also receive health insurance coverages and other fringe benefits for one year.

Because potential payments to be made to the foregoing executives in connection with a change in control of the Company would subject the executives to a 20% excise tax as a golden parachute, the executives will be entitled to receive an additional gross up payment under the employment agreements equal to the total excise tax imposed. In the event such payments are made, the Internal Revenue Code and regulations promulgated thereunder provide that the golden parachute payment and tax gross up payment would not be deductible by the Company.

With respect to the SERPs, if the individual’s employment with the Bank is involuntarily terminated within two years after a “Change in Control” (as defined above) of the Company, payment thereunder will commence immediately in an amount equal to the amount which would have been payable as though the executive retired from service with the Bank upon attaining normal retirement age.

If the individual is determined to be a “specified employee” (as defined in Section 409A of the Internal Revenue Code of 1986, as amended), payments to such individual pursuant to the employment agreements and SERPs, other than payments qualifying as short-term deferrals or an exempt separation pay arrangement under Section 409A, shall not begin earlier than the first day of the seventh month after the date of termination.

Stock Incentive Plan

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to grant a stock award to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries.  The Board of Directors believes that the SIP will cause the designated participants to contribute materially to the growth of the Company.  Awards issued under the SIP may take the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The terms of the awards, including the vesting schedule, if any, will be determined by the Board (or committee) at the time of grant.  All options granted under the SIP will not have a term in which it may be exercised that is more than ten years from the time the option is granted.  Awards issued under the SIP vest automatically upon a change in control of the Company.

Employee Stock Purchase Plan

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its

Embassy Bancorp, Inc.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding securities authorized for issuance under equity compensation plans required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of the Original Filing.

Beneficial ownership of shares of the Company’s common stock is determined in accordance with SEC Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, in which the person has or shares:

•	Voting power, which includes power to vote or to direct the voting of the stock;
•	Investment power, which includes the power to dispose or direct the disposition of the stock; or
•	The right to acquire beneficial ownership within 60 days after April 22, 2019.

Beneficial Ownership of Principal Holders

The following table shows, to the best of the Company’s knowledge, those persons or entities, who owned of record or beneficially, on April 22, 2019, more than 5% of the Company’s outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percentage of Common Stock Beneficially Owned
Frank Banko III	505,853	(1)	6.66%
c/o Embassy Bancorp, Inc.
100 Gateway Drive, Suite 100
Bethlehem, PA 18017

David M. Lobach, Jr.	480,754	(2)	6.33%
c/o Embassy Bancorp, Inc.
100 Gateway Drive, Suite 100
Bethlehem, PA 18017

(1) Includes 2,530 shares held by spouse and 5,600 shares attributable to Mr. Banko's interest of Red Bird as Manager.

(2)  Includes 4,203 shares held jointly with spouse; 46,304 shares held by spouse; 200 shares held jointly with son; 361 shares held as custodian under UGMA; and 67,089 shares issuable pursuant to presently exercisable stock options.

Embassy Bancorp, Inc.

Beneficial Ownership of Executive Officers and Directors

The following table sets forth, as of April 22, 2019, and from information supplied by the respective persons, the amount and the percentage, if over 1%, of the common stock of the Company beneficially owned by each Director, each nominee for Director, each of the Named Executive Officers and all Executive Officers of the Company as a group.

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Directors and Named Executive Officers
Frank Banko III	505,853	(2)	6.66%
James R. Bartholomew	26,727	(3)	*
Geoffrey F. Boyer	99,015	(4)	1.30%
John G. Englesson	53,447	(5)	*
Judith A. Hunsicker	88,848	(6)	1.17%
Bernard M. Lesavoy	165,339	(7)	2.18%
David M. Lobach, Jr.	480,754	(8)	6.33%
John C. Pittman	373,604	(9)	4.92%
Patti G. Smith	240,969	(10)	3.17%
John T. Yurconic	29,685	(11)	*

All Executive Officers, Directors and Nominees as a Group (12 Persons)	2,079,786		27.40%
* Indicates beneficial ownership of less than 1%
(1) Unless otherwise indicated, to the knowledge of the Company, all persons listed have sole voting and investment power with respect to their shares of Company common stock, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of shares of common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of April 22, 2019 (“presently exercisable stock options”), in the amount of 114,834. Amounts reported in this column also includes shares attributable to the respective person as a result of their ownership interest in and/or position with
Red Bird Associates, LLC. Fractional shares beneficially owned by such individuals have been rounded down to the number of whole shares beneficially owned. Beneficial ownership may be disclaimed as to certain of these shares.
(2) Includes 2,554 shares held by spouse and 5,600 shares attributable to Mr. Banko as Manager of Red Bird.
(3) Includes 2,804 shares held jointly with spouse; 128 shares held by spouse as custodian under UGMA; and 2,818 shares issuable pursuant to presently exercisable stock options.
(4) Includes 5,276 shares held by spouse and 6,153 shares held as custodian under UGMA.
(5) Includes 5,007 shares held by spouse.
(6) Includes 54 shares held jointly with spouse and 44,927 shares issuable pursuant to presently exercisable stock options.
(7) Includes 90,148 shares held jointly with spouse; 2,611 shares held by spouse; 23,378 held as custodian under UGMA; and
5,600 shares attributable to Mr. Lesavoy as Manager of Red Bird.
(8) Includes 4,203 shares held jointly with spouse; 46,304 shares held by spouse; 200 shares held jointly with son; 361 shares held as custodian under UGMA; and 67,089 shares issuable pursuant to presently exercisable stock options.
(9) Includes 5,555 shares held by spouse and 150 shares held by spouse as custodian under UGMA.
(10) All shares held as trustee of Ms. Smith's living trust.
(11) All shares held jointly with spouse.

Embassy Bancorp, Inc.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Board of Directors of the Company has instituted a policy in connection with extensions of credit by the Bank to any director, officer or employee of the Company or Bank, or to any business entity in which a Director, officer or employee of the Company or Bank has a direct or indirect interest.  These extensions of credit shall only be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and in the opinion of management do not involve more than the normal risk of collection or present other unfavorable features.  At December 31, 2018, total loans and commitments of approximately $8.221 million were outstanding to our Executive Officers, Directors, and their affiliated businesses, which represented approximately 9% of our shareholders’ equity at such date.

In January 2003, an investment group comprised of insiders of the Company formed Red Bird Associates, LLC (“Red Bird”) for purposes of purchasing the office building in which the principal offices of the Bank and Company are located.  Red Bird purchased the property subject to the existing leases of all tenants in the building, including the Bank.  The previous owner of the building was unrelated to the Company, the Bank or any of the Directors.  The original terms for the Bank’s lease were negotiated with the former owner in the year 2000.  In 2017, the Bank and Red Bird agreed to extend the term through February 28, 2022 on terms comparable for similar space in the Lehigh Valley area. Red Bird received rents for the Gateway Drive location totaling $500,097 during 2018 and the Bank has an outstanding lease commitment to pay $1,864,393 over the remaining term of the lease.  Red Bird also owns 5,600 shares of Company common stock. The following Directors and Executive Officers of the Company currently hold equity interests in Red Bird: Mr. Banko III (managing member), Mr. Boyer, Ms. Hunsicker, Mr. Lesavoy (managing member), Mr. Lobach, and Mr. Pittman.

In March 2006, the Bank entered into a lease agreement with former Director Frank Banko providing for the lease of 2,918 square feet of first floor office space for the purpose of opening a branch at 925 W. Broad St. in Bethlehem, which lease is now held by Director Frank Banko III. Prior to its execution, the Bank obtained a third-party valuation of the market rent for the space and believes that the rental terms are fair, reasonable and comparable to the terms for similar space in the Lehigh Valley area. During 2018, the Bank paid $45,959 for rent of the West Broad St., Bethlehem, location and has an outstanding lease commitment to pay $103,407 over the remaining term of the lease.

Bernard M. Lesavoy, Esquire, serves as a Director of the Company and the Bank and is currently a principal of Lesavoy Butz & Seitz LLC.  Lesavoy Butz & Seitz LLC provides legal services to the Company and the Bank.  In 2018, the Bank paid $87,853 to Lesavoy Butz & Seitz LLC in consideration for such services.

Pursuant to the Company’s Code of Conduct (Ethics), the Board is responsible for overseeing transactions between the Company and/or the Bank and any of its affiliated parties, including Directors and Executive Officers.  In accordance therewith, each of the foregoing transactions was approved by a majority of the disinterested Directors then in office.  It is the policy of the Company to ensure that transactions with affiliates are conducted on an arm’s length basis.

Director Independence

As of April 22, 2019, all but three members of the Board of Directors are considered independent as determined in accordance with the independence standards of the NASDAQ Stock Market.  Mr. Lobach, Chairman, President, and CEO of the Company, Bernard Lesavoy, Esquire, whose firm provides legal services to the Company and who also serves as an officer of Red Bird Associates, LLC, and Frank Banko III, who serves as an officer of and owns 45% of Red Bird Associates LLC and who also receives rent from the Bank for a branch office, are not considered independent in accordance with the independence standards of the NASDAQ Stock Market. In determining the Directors’ independence, in addition to matters disclosed under “Certain Relationships and Related Transactions” below, the Board of Directors considered each Director’s beneficial ownership of Company common stock, loan transactions between the Bank and the Directors, their family members and businesses with whom they are associated, as well as any contributions made to non-profit organizations with whom they are associated.

Except with respect to the individuals noted above, in each case, the Board determined that none of the transactions impaired the independence of the Director.  For more information, please refer to “Certain Relationships and Related Transactions” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company’s independent registered public accounting firm for the years ended December 31, 2018 and 2017 was Baker Tilly Virchow Krause, LLP and such firm is expected to be the Company’s independent registered public accounting firm for the current year.

Embassy Bancorp, Inc.

Pursuant to its charter, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm, and ensuring the independence of such firm.

Fees of Independent Public Accountants

The following fees were paid by the Company to Baker Tilly Virchow Krause, LLP for services rendered in 2018 and 2017, respectively:

	2018	2017

Audit fees (1)	$141,125	$116,681
Audit -related fees	-	-
Tax fees (2)	15,833	12,019
	$156,958	$128,700

(1) Includes professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by FDICIA or Section 404 of the Sarbanes-Oxley Act), including out of pocket expenses.

(2) Tax fees include the following: preparation of federal and state tax returns and assistance with calculating estimated tax payments.

The Audit Committee has considered whether the services rendered by Baker Tilly Virchow Krause, LLP with respect to audit, audit related, tax and other fees are compatible with maintaining their independence.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit related services, and has not established formal pre-approval policies or procedures.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of the Original Filing.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: May 6, 2019	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: May 6, 2019	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating
Officer, Secretary and Chief Financial Officer