Form 10-Q
period 2019-03-31
Embassy Bancorp, Inc.
filed 2019-05-09
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 3, 2019	($1.00 Par Value)	7,476,213
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2019	2018

	(In Thousands, Except Share Data)
Cash and due from banks	$16,292	$14,103
Interest bearing demand deposits with banks	20,119	13,473
Federal funds sold	1,000	-
Cash and Cash Equivalents	37,411	27,576
Securities available for sale	85,354	90,748
Restricted investment in bank stock	878	2,794
Loans receivable, net of allowance for loan losses of $7,546 in 2019; $7,412 in 2018	960,407	949,944
Premises and equipment, net of accumulated depreciation	2,068	2,174
Right of use asset	10,610	-
Bank owned life insurance	19,778	19,568
Accrued interest receivable	2,253	2,178
Other real estate owned	-	135
Other assets	3,917	4,270
Total Assets	$1,122,676	$1,099,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$159,860	$148,609
Interest bearing	841,290	782,906
Total Deposits	1,001,150	931,515
Securities sold under agreements to repurchase	10,950	18,883
Short-term borrowings	-	53,995
Accrued interest payable	2,305	1,689
Lease liability	10,694	-
Other liabilities	5,975	6,080
Total Liabilities	1,031,074	1,012,162
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2019 issued 7,541,260 shares; outstanding 7,476,213 shares;
2018 issued 7,529,567 shares; outstanding 7,464,520 shares;	7,541	7,530
Surplus	25,748	25,532
Retained earnings	58,962	56,410
Accumulated other comprehensive income (loss)	351	(1,247)
Treasury stock, at cost: 65,047 shares	(1,000)	(1,000)
Total Stockholders' Equity	91,602	87,225
Total Liabilities and Stockholders' Equity	$1,122,676	$1,099,387

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2019	2018

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$9,584	$8,261
Securities, taxable	366	292
Securities, non-taxable	290	317
Short-term investments, including federal funds sold	144	64
Total Interest Income	10,384	8,934
INTEREST EXPENSE
Deposits	1,877	1,099
Securities sold under agreements to repurchase	25	4
Short-term borrowings	268	18
Total Interest Expense	2,170	1,121
Net Interest Income	8,214	7,813
PROVISION FOR LOAN LOSSES	130	215
Net Interest Income after Provision for Loan Losses	8,084	7,598
OTHER NON-INTEREST INCOME
Credit card processing fees	80	96
Debit card interchange fees	127	125
Other service fees	116	108
Bank owned life insurance	210	74
Gain (loss) on sale of other real estate owned	45	(8)
Total Other Non-Interest Income	578	395
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,643	2,471
Occupancy and equipment	820	690
Data processing	562	537
Credit card processing	33	44
Advertising and promotion	411	349
Professional fees	195	195
FDIC insurance	95	110
Insurance	14	14
Loan & real estate	43	87
Charitable contributions	306	273
Other real estate owned expenses	12	28
Other	420	287
Total Other Non-Interest Expenses	5,554	5,085

Income before Income Taxes	3,108	2,908
INCOME TAX EXPENSE	556	531
Net Income	$2,552	$2,377

BASIC EARNINGS PER SHARE	$0.34	$0.32

DILUTED EARNINGS PER SHARE	$0.34	$0.32

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019		2018

	(In Thousands)

Net Income		$2,552		$2,377
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on securities available for sale	2,023		(1,632)
Less: reclassification adjustment for realized gains	-		-
	2,023		(1,632)
Income tax effect	(425)		343
Net unrealized gain (loss)	1,598		(1,289)
Other comprehensive income (loss), net of tax		1,598		(1,289)
Comprehensive Income		$4,150		$1,088

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2019 and 2018

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769
Net income	-	-	2,377	-	-	2,377
Other comprehensive loss, net of tax	-	-	-	(1,289)	-	(1,289)
Compensation expense recognized on stock options	-	1	-	-	-	1
Common stock grants to directors, 6,731 shares	6	105	-	-	-	111
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $546	-	64	-	-	-	64
Shares issued under employee stock purchase
plan, 927 shares	1	13	-	-	-	14
BALANCE - MARCH 31, 2018	$7,499	$25,181	$49,979	$(1,270)	$(342)	$81,047

BALANCE - DECEMBER 31, 2018	$7,530	$25,532	$56,410	$(1,247)	$(1,000)	$87,225
Net income	-	-	2,552	-	-	2,552
Other comprehensive income, net of tax	-	-	-	1,598	-	1,598
Compensation expense recognized on stock options	-	1	-	-	-	1
Common stock grants to directors, 10,799 shares	10	151	-	-	-	161
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $608	-	51	-	-	-	51
Shares issued under employee stock purchase
plan, 894 shares	1	13	-	-	-	14
BALANCE - MARCH 31, 2019	$7,541	$25,748	$58,962	$351	$(1,000)	$91,602

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,552	$2,377
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	130	215
Amortization of deferred loan costs	63	53
Amortization of right of use asset	298	-
Depreciation	204	177
Net amortization of investment security premiums and discounts	25	48
Stock compensation expense	213	176
Net realized (gain) loss on sale of other real estate owned	(45)	8
Income on bank owned life insurance	(210)	(74)
(Increase) decrease in accrued interest receivable	(75)	76
Increase in other assets	(72)	(145)
Increase (decrease) in accrued interest payable	616	(81)
Decrease in lease liability	(320)	-
Increase in other liabilities	1	142
Net Cash Provided by Operating Activities	3,380	2,972
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	-	(9,793)
Maturities, calls and principal repayments of securities available for sale	7,392	4,485
Net increase in loans	(10,656)	(28,216)
Net redemption (purchase) of restricted investment in bank stock	1,916	(302)
Proceeds from sale of other real estate owned	180	91
Purchases of premises and equipment	(98)	(62)
Net Cash Used in Investing Activities	(1,266)	(33,797)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	69,635	13,101
Net (decrease) increase in securities sold under agreements to repurchase	(7,933)	7,427
Proceeds from Employee Stock Purchase Plan	14	14
(Decrease) increase in short-term borrowed funds	(53,995)	1,950
Net Cash Provided by Financing Activities	7,721	22,492
Net Increase (Decrease) in Cash and Cash Equivalents	9,835	(8,333)
CASH AND CASH EQUIVALENTS - BEGINNING	27,576	33,534
CASH AND CASH EQUIVALENTS - ENDING	$37,411	$25,201

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,554	$1,202

Deferral of gain from sale of other real estate sold through bank financing	$-	$2

Other real estate acquired in settlement of loans	$-	$100

Non-cash Investing and Financing Activities:
Recognition of operating lease right of use assets	$10,908	$-
Recognition of operating lease liabilities	$11,014	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2019.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2019 through the date these consolidated financial statements were issued.

Certain amounts in the 2018 consolidated financial statements may have been reclassified to conform to 2019 presentation. These reclassifications had no effect on 2018 net income.

Note 2 - Summary of Significant Accounting Policies

The Company adopted ASU No. 2016-02, “Leases (Topic 842)” on January 1, 2019, described in Note 7 – Right of Use Asset and Lease Liabilities. Besides the adoption of Topic 842 the significant accounting policies of the Company as applied in the interim financial statements presented herein are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2018.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At March 31, 2019 and December 31, 2018, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2019:
Municipal bonds	$32,144	$741	$(305)	$32,580
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	52,765	395	(386)	52,774
Total	$84,909	$1,136	$(691)	$85,354

December 31, 2018:
U.S. Government agency obligations	$3,001	$-	$(4)	$2,997
Municipal bonds	35,171	515	(808)	34,878
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	54,154	127	(1,408)	52,873
Total	$92,326	$642	$(2,220)	$90,748

The amortized cost and fair value of securities as of March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$2,865	$2,877
Due after one year through five years	4,525	4,574
Due after five years through ten years	7,028	6,974
Due after ten years	17,726	18,155
	32,144	32,580
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	52,765	52,774
Total	$84,909	$85,354

There were no sales of securities for the three months ended March 31, 2019 and 2018.

Securities with a carrying value of $85.4 million and $85.8 million at March 31, 2019 and December 31, 2018, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2019:	(In Thousands)
Municipal bonds	$-	$-	$8,112	$(305)	$8,112	$(305)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	-	-	33,925	(386)	33,925	(386)
Total Temporarily Impaired Securities	$-	$-	$42,037	$(691)	$42,037	$(691)
	.
December 31, 2018:
U.S. Government agency obligations	$-	$-	$2,997	$(4)	$2,997	$(4)
Municipal bonds	3,231	(101)	7,711	(707)	10,942	(808)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	8,926	(57)	35,940	(1,351)	44,866	(1,408)
Total Temporarily Impaired Securities	$12,157	$(158)	$46,648	$(2,062)	$58,805	$(2,220)

The Company had twenty-eight (28) securities in an unrealized loss position at March 31, 2019. The unrealized losses are due to market interest rate fluctuations. As of March 31, 2019, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $2.6 million and $889 thousand repurchased during the three months ended March 31, 2019 and 2018, respectively. Stock purchases of $677 thousand and $1.2 million were made during the three months ended March 31, 2019 and 2018, respectively. Dividend payments of $43 thousand and $5 thousand were received during the three months ended March 31, 2019 and 2018, respectively. The Bank had no ACBB stock purchases or repurchases during the three months ended March 31, 2019 and 2018. The Bank had ACBB stock at a carrying value of $40 thousand for the three months ended March 31, 2019 and 2018, respectively. Dividend payments of $1 thousand were received during the three months ended March 31, 2019 and 2018, respectively.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2019.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019		December 31, 2018
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$432,803	44.75%	$428,487	44.79%
Commercial construction	12,051	1.24%	10,958	1.15%
Commercial	40,779	4.22%	38,425	4.02%
Residential real estate	480,739	49.70%	477,965	49.96%
Consumer	882	0.09%	850	0.09%
Total loans	967,254	100.00%	956,685	100.00%
Unearned origination fees	699		671
Allowance for loan losses	(7,546)		(7,412)
	$960,407		$949,944

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2019 and December 31, 2018, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2019	(In Thousands)
Commercial real estate	$431,316	$-	$1,487	$-	$432,803
Commercial construction	11,736	-	315	-	12,051
Commercial	40,674	105	-	-	40,779
Residential real estate	479,604	740	395	-	480,739
Consumer	882	-	-	-	882
Total	$964,212	$845	$2,197	$-	$967,254

December 31, 2018
Commercial real estate	$426,988	$-	$1,499	$-	$428,487
Commercial construction	10,643	-	315	-	10,958
Commercial	38,309	116	-	-	38,425
Residential real estate	476,811	747	407	-	477,965
Consumer	850	-	-	-	850
Total	$953,601	$863	$2,221	$-	$956,685

The Company had no foreclosed assets as of March 31, 2019.  At March 31, 2019 and December 31, 2018, the Company had $236 thousand and $246 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,716	$1,980		$1,732	$1,996
Commercial construction	315	315		315	315
Commercial	-	-		-	-
Residential real estate	694	950		709	965
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-	-
Commercial	238	238	32	239	239	33
Residential real estate	839	839	183	848	848	186
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,716	$1,980	$-	$1,732	$1,996	$-
Commercial construction	315	315	-	315	315	-
Commercial	238	238	32	239	239	33
Residential real estate	1,533	1,789	183	1,557	1,813	186
Consumer	-	-	-	-	-	-
	$3,802	$4,322	$215	$3,843	$4,363	$219

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,724	$17	$6,553	$57
Commercial construction	315	3	315	3
Commercial	-	-	-	-
Residential real estate	702	3	982	3
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-
Commercial construction	-	-	-	-
Commercial	239	2	245	2
Residential real estate	844	7	981	8
Consumer	-	-	-	-
Total:
Commercial real estate	$1,724	$17	$6,553	$57
Commercial construction	315	3	315	3
Commercial	239	2	245	2
Residential real estate	1,546	10	1,963	11
Consumer	-	-	-	-
	$3,824	$32	$9,076	$73

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2019	December 31, 2018

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	258	269
Consumer	-	-
Total	$258	$269

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2019 and December 31, 2018, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2019	(In Thousands)
Commercial real estate	$868	$-	$-	$868	$431,935	$432,803	$-
Commercial construction	739	-	-	739	11,312	12,051	-
Commercial	198	-	-	198	40,581	40,779	-
Residential real estate	403	87	-	490	480,249	480,739	-
Consumer	-	-	-	-	882	882	-
Total	$2,208	$87	$-	$2,295	$964,959	$967,254	$-

December 31, 2018
Commercial real estate	$323	$-	$-	$323	$428,164	$428,487	$-
Commercial construction	-	-	-	-	10,958	10,958	-
Commercial	138	-	-	138	38,287	38,425	-
Residential real estate	696	-	-	696	477,269	477,965	-
Consumer	-	-	-	-	850	850	-
Total	$1,157	$-	$-	$1,157	$955,528	$956,685	$-

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending March 31, 2019
Beginning Balance - December 31, 2018	$3,248	$94	$574	$3,179	$19	$298	$7,412
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	4	-	-	-	4
Provisions	17	9	20	19	2	63	130
Ending Balance - March 31, 2019	$3,265	$103	$598	$3,198	$21	$361	$7,546

Three Months Ending March 31, 2018
Beginning Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040
Charge-offs	-	-	-	-	-	-	-
Recoveries	7	-	-	4	-	-	11
Provisions	198	(120)	3	(6)	4	136	215
Ending Balance - March 31, 2018	$2,456	$249	$475	$3,508	$22	$556	$7,266

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2019 and December 31, 2018:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2019
Allowance for Loan Losses
Ending Balance	$3,265	$103	$598	$3,198	$21	$361	$7,546
Ending balance: individually evaluated for impairment	$-	$-	$32	$183	$-	$-	$215
Ending balance: collectively evaluated for impairment	$3,265	$103	$566	$3,015	$21	$361	$7,331

Loans receivables:
Ending balance	$432,803	$12,051	$40,779	$480,739	$882		$967,254
Ending balance: individually evaluated for impairment	$1,716	$315	$238	$1,533	$-		$3,802
Ending balance: collectively evaluated for impairment	$431,087	$11,736	$40,541	$479,206	$882		$963,452

December 31, 2018
Allowance for Loan Losses
Ending Balance	$3,248	$94	$574	$3,179	$19	$298	$7,412
Ending balance: individually evaluated for impairment	$-	$-	$33	$186	$-	$-	$219
Ending balance: collectively evaluated for impairment	$3,248	$94	$541	$2,993	$19	$298	$7,193

Loans receivables:
Ending balance	$428,487	$10,958	$38,425	$477,965	$850		$956,685
Ending balance: individually evaluated for impairment	$1,732	$315	$239	$1,557	$-		$3,843
Ending balance: collectively evaluated for impairment	$426,755	$10,643	$38,186	$476,408	$850		$952,842

Troubled Debt Restructurings

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider, resulting in a modified loan which is then identified as a  troubled debt restructuring (“TDR”).  The Company may modify loans through rate reductions, extensions to maturity, interest only payments, or payment modifications to better coincide the timing of payments due under the modified terms with the expected timing of cash flows from the borrowers’ operations.  Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

March 31, 2019	(In Thousands)
Commercial real estate	$1,261	$-	$1,261
Commercial construction	260	-	260
Commercial	238	-	238
Residential real estate	1,139	22	1,161
Consumer	-	-	-
	$2,898	$22	$2,920

December 31, 2018
Commercial real estate	$1,269	$-	$1,269
Commercial construction	260	-	260
Commercial	239	-	239
Residential real estate	1,150	23	1,173
Consumer	-	-	-
	$2,918	$23	$2,941

As of March 31, 2019, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three months ended March 31, 2019 and 2018.

e

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three months ended March 31, 2019 and 2018.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $4.6 million of standby letters of credit outstanding as of March 31, 2019. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.0 million. Management does not consider the current amount of the liability as of March 31, 2019 for guarantees under standby letters of credit issued to be material.

Note 7 – Right of Use Asset and Lease Liability

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which superseded the lease requirements in Topic 840. The ASU required lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the consolidated statement of income. Previously, leases were classified as either capital or operating, with only capital leases recognized on the consolidated balance sheets. The reporting of lease related expenses in the statements of income and cash flows are generally consistent with the current guidance. The new guidance became effective for the Company on January 1, 2019. The standard was applied using the optional transition method in accordance with the July 2018 issued ASU No. 2018-11 allowing the Company to choose the optional transition method, instead of the modified retrospective transition method previously considered. The Company has made an accounting policy election to not apply the recognition requirements in ASU 2016-02 to short-term leases. The Company has also elected to use the practical expedients allowed by the new standard as follows: 1) forego an assessment of whether any existing contracts are or contain leases, 2) forego an assessment of the classification of existing leases as to whether they are operating leases or capital leases, and 3) forego an assessment of direct costs for any existing leases.

The Company’s leases are all classified as operating leases with no short-term leases. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities, primarily, on the present value of unpaid future minimum lease payments. Additionally, the amounts, for the branch leases, were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. Impact to the consolidated income statements was not material in the current period. All operating equipment leases do not have renewal language in their contracts and therefore

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

use the current term. In accordance with the guidance, the Company had an increase on its consolidated balance sheets as of March 31, 2019 for the right of use asset of $10.6 million offset by lease liabilities of $10.7 million, with the difference attributable to a transition adjustment required by ASC Topic 842 relating to previously recognized amounts. The cost for operating leases was $386 thousand for the three months ended March 31, 2019. Operating cash flow paid for lease liabilities was $408 thousand for the three months ended March 31, 2019. As of March 31, 2019, the operating leases overall had a weighted average lease term of 7.42 years, with the branch leases having a weighted average life of 7.50 years and equipment leases having a weighted average life of 3.06 years. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The present value of all existing operating leases was determined using the incremental collateralized borrowing rate on January 1, 2019. The weighted average discount rate for all operating leases was 3.17%, with branch leases having a weighted average discount rate of 3.17% and equipment leases having a weighted average discount rate of 2.82%.

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of March 31, 2019, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2019 (remainder of year)	$780	$520	$67	$1,367
2020	938	636	71	1,645
2021	955	649	34	1,638
2022	984	661	29	1,674
2023	1,002	673	4	1,679
Thereafter	2,017	2,053	1	4,071
Total Payments	6,676	5,192	206	12,074
Less: Discount Amount	741	630	9	1,380
Total Lease Liability	$5,935	$4,562	$197	$10,694

Note 8 – Deposits

The components of deposits at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
	(In Thousands)

Demand, non-interest bearing	$159,860	$148,609
Demand, NOW and money market, interest bearing	144,048	135,915
Savings	437,198	452,809
Time, $250 and over	89,495	70,337
Time, other	170,549	123,845
Total deposits	$1,001,150	$931,515

The $65.9 million increase in the Company’s time deposits was primarily due to time deposit promotions. Most of the funds attracted were new deposits. There was also a modest shift of $15.6 million in savings deposits to higher yielding accounts. The new deposit relationships contributed to the $11.3 million increase in non-interest bearing deposits. The funds were mainly used to pay down FHLB short-term borrowings and to fund new loan growth.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Offsetting Assets and Liabilities

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2019 and December 31, 2018:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
March 31, 2019
Repurchase Agreements:
Corporate Institutions	$10,950	$-	$10,950	$(10,950)	$-	$-

December 31, 2018
Repurchase Agreements:
Corporate Institutions	$18,883	$-	$18,883	$(18,883)	$-	$-

As of March 31, 2019 and December 31, 2018, the fair value of securities pledged was $14.1 million and $23.8 million, respectively.

Note 10 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At March 31, 2019, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $549.8 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2019 and $54.0 million short-term FHLB advances were outstanding as of December 31, 2018. The decrease in short-term borrowings from prior year end was primarily the result of growth in the Company’s time deposit portfolio due to advertised promotions. There were no long-term FHLB advances outstanding as of March 31, 2019 and December 31, 2018. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2019 and December 31, 2018. Advances from this line are unsecured.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 16, 2010, the shareholders approved the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”).  The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. At inception, the aggregate number of shares available for issuance under the SIP was 500,000. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 15, 2020. At March 31, 2019 there were 243,644 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended March 31, 2019, there have been 140,113 awards granted. During the three months ended March 31, 2019 and 2018 there were 10,799 and 6,731 awards granted, respectively. The Company recognized compensation expense for restricted stock awards during the three months ended March 31, 2019 and 2018 of $51 thousand and $64 thousand, respectively.

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  Stock compensation expense related to these options was $1 thousand for the three months ended March 31, 2019 and 2018, respectively.  At March 31, 2019, approximately $3 thousand of unrecognized cost to the stock options will be recognized over the next year.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 7,958 shares have been issued as of March 31, 2019. The Company recognized discount expense in relation to the employee stock purchase plan of $1 thousand during the three months ended March  31, 2019 and 2018, respectively.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The components of other comprehensive income (loss) both before tax and net of tax are as follows:

	Three Months Ended March 31,
	2019			2018

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$2,023	$(425)	$1,598	$(1,632)	$343	$(1,289)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$2,023	$(425)	$1,598	$(1,632)	$343	$(1,289)

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three months ended March 31, 2019 and 2018.

A summary of the accumulated other comprehensive income (loss) net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2019 and 2018	(In Thousands)
Balance January 1, 2019	$(1,247)
Other comprehensive income before reclassifications	1,598
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	1,598
Balance March 31, 2019	$351

Balance January 1, 2018	$19
Other comprehensive loss before reclassifications	(1,289)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,289)
Balance March 31, 2018	$(1,270)

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Basic and Diluted Earnings per Share

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

	Three Months Ended
	March 31,
	2019	2018

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,552	$2,377

Weighted average shares outstanding	7,469,950	7,470,180
Dilutive effect of potential common shares, stock options	58,889	61,910
Diluted weighted average common shares outstanding	7,528,839	7,532,090

Basic earnings per share	$0.34	$0.32
Diluted earnings per share	$0.34	$0.32

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2019 and 2018.

Note 14 – Fair Value Measurements

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2019 and December 31, 2018, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
Municipal bonds	$-	$32,580	$-	$32,580
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	52,774	-	52,774
March 31, 2019 Securities available for sale	$-	$85,354	$-	$85,354

U.S. Government agency obligations	$-	$2,997	$-	$2,997
Municipal bonds	-	34,878	-	34,878
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	52,873	-	52,873
December 31, 2018 Securities available for sale	$-	$90,748	$-	$90,748

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
March 31, 2019 Impaired loans	$-	$-	$862	$862
December 31, 2018 Impaired loans	$-	$-	$868	$868
December 31, 2018 Other real estate owned	$-	$-	$135	$135

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2019, of the impaired loans having an aggregate balance of $3.8 million, $2.7 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.1 million in impaired loans, an aggregate valuation allowance of $215 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2019:
Impaired loans	$862	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-19.7%)
			Liquidation expenses (2)	0% to -8.5% (-8.0%)
December 31, 2018:
Impaired loans	$868	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-19.7%)
			Liquidation expenses (2)	0% to -8.5% (-8.0%)
Other real estate owned	$135	Listings, Letters of Intent	Liquidation expenses (2)	-5% (-5%)
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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2019 and December 31, 2018:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2019:
Financial assets:
Cash and cash equivalents	$37,411	$37,411	$37,411	$-	$-
Securities available-for-sale	85,354	85,354	-	85,354	-
Loans receivable, net of allowance	960,407	959,404	-	-	959,404
Restricted investments in bank stock	878	878	-	878	-
Accrued interest receivable	2,253	2,253	-	2,253	-
Financial liabilities:
Deposits	1,001,150	1,001,356	-	1,001,356	-
Securities sold under agreements to
repurchase and federal funds purchased	10,950	10,941	-	10,941	-
Accrued interest payable	2,305	2,305	-	2,305	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2018:
Financial assets:
Cash and cash equivalents	$27,576	$27,576	$27,576	$-	$-
Securities available-for-sale	90,748	90,748	-	90,748	-
Loans receivable, net of allowance	949,944	935,500	-	-	935,500
Restricted investments in bank stock	2,794	2,794	-	2,794	-
Accrued interest receivable	2,178	2,178	-	2,178	-
Financial liabilities:
Deposits	931,515	930,306	-	930,306	-
Securities sold under agreements to
repurchase and federal funds purchased	18,883	18,869	-	18,869	-
Short-term borrowings	53,995	53,995	-	53,995	-
Accrued interest payable	1,689	1,689	-	1,689	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 15 – Future Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This guidance is effective for the Company in 2020. The Company has gathered information and is reviewing various methodologies. The Company will be testing the models in the

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

second and third quarters, and therefore have not yet determined the impact it will have on financial statements and results of operations.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2018. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, (v) changes in accounting policies or procedures as may be required by FASB or regulatory agencies, and (vi) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2018.

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

The Company’s assets increased $23.3 million from $1.10 billion at December 31, 2018 to $1.12 billion at March 31, 2019. The increase was in part due to the adoption of ASU No. 2016-02, pursuant to which the Company has recognized a right of use asset of $10.6 million as of March 31, 2019. The Company's deposits grew $69.6 million from $931.5 million at December 31, 2018 to $1.00 billion at March 31, 2019. The growth in the Company’s deposits was primarily the result of a $65.9 million increase in time deposits resulting from various promotions; in addition the overall deposit growth is attributable to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. These funds were in part used to pay off FHLB short-term borrowings and to fund new loan growth. The Bank also continued to capitalize on opportunities created by recent merger announcements and competitive branch closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

During the same period, loans receivable, net of allowance for loan losses, increased $10.5 million from $949.9 million at December 31, 2018 to $960.4 million at March 31, 2019. The market continues to be very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company anticipates that its lending activity will increase in the short-term, as the Company expands its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended March 31, 2019 was $2.6 million compared to net income for the three months ended March 31, 2018 of $2.4 million, an increase of $175 thousand, or 7.4%. Basic and diluted earnings per share increased to $0.34 for the three months ended March 31, 2019, as compared to $0.32 for the three months ended March 31, 2018. The difference in net income for the three months ended March 31, 2019 and March 31, 2018 resulted, in part, from an increase in net interest income due to the Company’s growing loan portfolio and increase in yields, offset by increased interest expense from the growth in deposit balances and rates and an increase in interest expense on FHLB borrowings.

Non-interest income increased $183 thousand from $395 thousand to $578 thousand, for the three months ended March 31, 2018 and 2019, respectively, primarily due to a $136 thousand increase in income on bank owned life insurance, in part, due to the purchase of an additional $6.0 million of bank owned life insurance in the third quarter of 2018 and gains on the sale of real estate owned of $45 thousand for the quarter ending March 31, 2019, compared to a net loss of $8 thousand for the quarter ending March 31, 2018.  The Company experienced an 8.2% increase in full-time equivalent employees from eighty-five (85) at March 31, 2018 to ninety-two (92) at March 31, 2019.  The increase in the number of employees is primarily due to the growth of the Bank resulting in additions for various areas of the Bank, including the opening of the Macungie Preview Center, which contributed to the increase in overall salary and benefits of $172 thousand, along with an increase of $130 thousand in occupancy and equipment.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2019 and 2018 totaled $10.4 million and $8.9 million, respectively.  Average earning assets were $1.07 billion for the three months ended March 31, 2019, as compared to $974.4 million for the three months ended March 31, 2018. The tax equivalent yield on average earning assets was 3.97% for the first quarter of 2019 compared to 3.76% for the first quarter of 2018.

Total interest expense for the three months ended March 31, 2019 increased $1.1 million to $2.2 million as compared to $1.1 million for the three months ended March 31, 2018. Average interest bearing liabilities were $856.4 million for the three months ended March 31, 2019 as compared to $767.5 million for the three months ended March 31, 2018.  The yield on average interest bearing liabilities was 1.03% and 0.59% for the first quarter of 2019 and 2018.

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

Net interest income for the three months ended March 31, 2019 was $8.2 million compared to $7.8 million for the three months ended March 31, 2018. The improvement in net interest income for the three months ended March 31, 2019 is a result of the growth in the loan portfolio and increase in the loan and taxable investment portfolio rates, increase to the balance and rates of interest bearing deposits with banks and a decrease in savings balances, offset by an increase in the balances and rates of: interest bearing demand deposits, NOW and money markets; certificates of deposit; securities sold under agreement to repurchase; and short-term borrowings. The Company’s net interest margin decreased fourteen (14) basis points from 3.29% for the three months ended March 31, 2018 to 3.15% for the three months ended March 31, 2019. The decrease in the net interest margin is primarily the result of the Company’s interest bearing liability rates repricing quicker than the interest earning asset rates.

The table below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2019 and 2018, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2019			2018
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$955,519	$9,523	4.04%	$861,092	$8,196	3.86%
Loans - non-taxable (1)	7,977	61	3.92%	8,577	65	3.89%
Investment securities - taxable	53,858	366	2.76%	52,536	292	2.25%
Investment securities - non-taxable (1)	33,674	290	4.42%	36,801	317	4.42%
Federal funds sold	332	1	2.22%	702	2	1.58%
Interest bearing deposits with banks	17,928	143	3.23%	14,709	62	1.71%
TOTAL INTEREST EARNING ASSETS	1,069,288	10,384	3.97%	974,417	8,934	3.76%
Less allowance for loan losses	(7,452)			(7,099)
Other assets	51,975			34,416
TOTAL ASSETS	$1,113,811			$1,001,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$132,902	$121	0.37%	$100,470	$21	0.08%
Savings	445,323	569	0.52%	506,146	603	0.48%
Certificates of deposit	224,337	1,187	2.15%	142,604	475	1.35%
Securities sold under agreements to repurchase and short-term borrowings	53,824	293	2.21%	18,280	22	0.49%
TOTAL INTEREST BEARING LIABILITIES	856,386	2,170	1.03%	767,500	1,121	0.59%

Non-interest bearing demand deposits	149,615			147,030
Other liabilities	18,345			6,349
Stockholders' equity	89,465			80,855
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,113,811			$1,001,734

Net interest income		$8,214			$7,813
Tax equivalent adjustments
Loans		16			17
Investments		77			84
Total tax equivalent adjustments		93			101
Net interest income on a tax equivalent basis		$8,307			$7,914
Net interest spread			2.94%			3.17%
Net interest margin			3.15%			3.29%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2019 and 2018, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended
	March 31, 2019 compared to March 31, 2018
	(In Thousands)
	Total	Due to change in:
	Change	Volume	Rate
Interest-earning assets:
Loans - taxable	$1,327	$899	$428
Loans - non-taxable	(4)	(4)	-
Investment securities - taxable	74	7	67
Investment securities - non-taxable	(27)	(27)	-
Federal funds sold	(1)	(1)	-
Interest bearing deposits with banks	81	14	67
Total net change in income on
interest-earning assets	1,450	888	562

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	100	7	93
Savings	(34)	(72)	38
Certificates of deposit	712	272	440
Total deposits	778	207	571
Securities sold under agreements to
repurchase and other borrowings	271	43	228
Total net change in expense on
interest-bearing liabilities	1,049	250	799
Change in net interest income	$401	$638	$(237)

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

For the three months ended March 31, 2019, the provision for loan losses was $130 thousand, as compared to $215 thousand for the same period ended March 31, 2018.  In the three months ended March 31, 2019, there were no charge-offs and $4 thousand in recoveries, as compared to no charge-offs and $11 thousand in recoveries for the three months ended March 31, 2018. The allowance for loan losses is $7.5 million as of March 31, 2019, which is 0.78% of outstanding loans, compared to $7.3 million or 0.82% of outstanding loans as of March 31, 2018. At December 31, 2018, the allowance for loan losses was $7.4 million, which represented 0.77% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended
	March 31,
	2019	2018

	(In Thousands)
Loans receivable at end of period	$967,254	$886,305
Allowance for loan losses:
Balance, beginning	$7,412	$7,040
Provision for loan losses	130	215
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total loans charged off	-	-
Recoveries of loans previously charged off:
Commercial real estate	-	7
Commercial construction	-	-
Commercial	4	-
Residential real estate	-	4
Consumer	-	-
Total recoveries	4	11
Net charge offs	4	11
Balance at end of period	$7,546	$7,266
Allowance for loan losses to loans receivable at end of period	0.78%	0.82%

Non-interest Income

Total non-interest income was $578 thousand for the three months ended March 31, 2019 compared to $395 thousand for the same period in 2018. The increase is due primarily to an increase of $136 thousand in bank owned life insurance, in part, due to the purchase of an additional $6.0 million of bank owned life insurance in the third quarter of 2018. Also contributing to the increase was gains on the sale of real estate owned of $45 thousand for the quarter ending March 31, 2019, compared to a loss of $8 thousand for the quarter ending March 31, 2018.

Non-interest Expense

Non-interest expenses increased $469 thousand from $5.1 million for the three months ended March 31, 2018 to $5.6 million for the same period ended March 31, 2019. The increase in non-interest expenses is primarily due to an increase of $172 thousand in salaries and employee benefits. The Company had an 8.2% increase in full-time equivalent employees from eighty-five (85) at March 31, 2018 to ninety-two (92) at March 31, 2019, respectively.  The increase in the number of employees, together with the annual increases in salaries and benefits, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to: an increase of $130 thousand in occupancy and equipment, in part due to the opening of the Macungie Preview Center and expansion into the third floor of the Gateway office; an increase of $25 thousand in data processing due primarily to an expanding customer base; an increase of $62 thousand in advertising and promotions, in part due to focus on social media, website advertisements, mailers and new campaigns; an increase of $33 thousand in charitable contributions due in part to EITC contributions and an increase of $133 thousand in other expenses due in part to an increase in operating expenses, offset by a decrease of $44 thousand in loan and real estate expenses resulting from a decrease in legal loan, collection and repossession fees.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2019 totaled $556 thousand, or 17.9% of income before taxes. The provision for income taxes for the three months ended March 31, 2018 totaled $531 thousand, or 18.3% of income before taxes. The slight decrease in the tax rate is primarily the result of the change in the mix of taxable and tax free loans and investments and income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2019. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2019 were $85.4 million compared to $90.7 million at December 31, 2018. The decrease in the investment portfolio is the result of a combination of principal pay downs on mortgage-backed securities, maturities and calls, offset by an increase in unrealized gains  The carrying value of the securities portfolio as of March 31, 2019 includes a net unrealized gain of $445 thousand, which is recorded as accumulated other comprehensive income (loss) in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $1.6 million at December 31, 2018. The current unrealized gain position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at March 31, 2019 increased $10.5 million to $960.4 million from $949.9 million at December 31, 2018. The gross loan-to-deposit ratio decreased from 103% at December 31, 2018 to 97% at March 31, 2019. The Bank’s loan portfolio at March 31, 2019 was comprised of residential real estate and consumer loans of $481.6 million, an increase of $2.8 million from December 31, 2018, and commercial loans of $485.6 million, an increase of $7.8 million from December 31, 2018.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $134 thousand to $7.5 million at March 31, 2019 compared to $7.4 million at December 31, 2018. At March 31, 2019 and December 31, 2018, the allowance for loan losses represented 0.78% and 0.77%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At March 31, 2019,  December 31, 2018, and March 31, 2018 aggregate balances on non-performing loans equaled $3.2 million, $3.2 million and $3.7 million, respectively, representing 0.33%,  0.33% and 0.42% of total loans at March 31, 2019,  December 31, 2018 and March 31, 2018, respectively. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended March 31, 2019.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2019	2018	2018

	(In Thousands)
Non-accrual - commercial	$-	$-	$104
Non-accrual - consumer	258	269	569
Restructured loans, accruing interest and less than 90 days past due	2,898	2,918	3,054
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	3,156	3,187	3,727
Foreclosed assets	-	135	457
Total nonperforming assets	$3,156	$3,322	$4,184
Nonperforming loans to total loans at period-end	0.33%	0.33%	0.42%
Nonperforming assets to total assets	0.28%	0.30%	0.41%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $106 thousand from December 31, 2018 to March 31, 2019. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at March 31, 2019 increased $69.6 million to $1.00 billion from $931.5 million at December 31, 2018. Demand, NOW and money market deposits increased $19.4 million, time deposits increased $65.9 million, and savings deposits decreased $15.6 million. The growth to the Company’s deposits was in part due to time deposit and money market promotions. The funds were primarily used to pay down FHLB short-term borrowings and to fund new loan growth. The growth was also due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent and proposed mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $37.4 million at March 31, 2019, compared to $27.6 million at December 31, 2018. The $9.8 million increase in cash and cash equivalents was primarily due to growth in deposits and a decrease in securities available for sale, offset by growth in the loan portfolio, a decrease in securities sold under agreement to repurchase and the pay down of short-term borrowings.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling loans or raising additional capital. At March 31, 2019, the Company had $85.4 million of available for sale securities. Securities with carrying values of approximately $85.4 million and $85.8 million at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At March 31, 2019, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $549.8 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2019 and $54.0 million in short-term FHLB advances outstanding for the period ended December 31, 2018. There were no long-term FHLB advances outstanding as of March 31, 2019 and December 31, 2018. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2019 and December 31, 2018. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $117.2 million at March 31, 2019. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $91.6 million as of March 31, 2019, representing a net increase of $4.4 million from December 31, 2018.  The increase in capital was primarily the result of the net income of $2.6 million, an increase in surplus of $216 thousand and an increase of $1.6 million in unrealized gains on available for sale securities.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2019, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2019	December 31, 2018

	(Dollars In Thousands)
Tier I, common stockholders' equity	$91,018	$88,320
Tier II, allowable portion of allowance for loan losses	7,546	7,412
Total capital	$98,564	$95,732

Common equity tier 1 capital ratio	11.5%	11.3%
Tier I risk based capital ratio	11.5%	11.3%
Total risk based capital ratio	12.4%	12.2%
Tier I leverage ratio	8.2%	8.1%

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The revised minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, that resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2019	December 31, 2018

	(Dollars In Thousands)
Tier I, common stockholders' equity	$91,251	$88,472
Tier II, allowable portion of allowance for loan losses	7,546	7,412
Total capital	$98,797	$95,884

Common equity tier 1 capital ratio	11.5%	11.3%
Tier I risk based capital ratio	11.5%	11.3%
Total risk based capital ratio	12.4%	12.2%
Tier I leverage ratio	8.2%	8.1%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at March 31, 2019. For income simulation purposes, personal savings accounts are repriced every 2 months, business savings every 4 months and personal NOW accounts reprice every 5 months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-2.5%
Down 200 basis points	-7.9%

Up 100 basis points	-1.3%
Up 200 basis points	-3.3%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2019, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

There were no material changes to the Risk Factors described in Item 1A of the Company’s Form 10-K for the period ended December 31, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 13 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 9, 2019	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 9, 2019	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer