Form 10-Q
period 2019-06-30
Embassy Bancorp, Inc.
filed 2019-08-06
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019 OR

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

(610) 882-8800
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 2, 2019	($1.00 Par Value)	7,476,925
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	June 30,	December 31,
ASSETS	2019	2018

	(In Thousands, Except Share Data)
Cash and due from banks	$16,150	$14,103
Interest bearing demand deposits with banks	21,606	13,473
Federal funds sold	1,000	-
Cash and Cash Equivalents	38,756	27,576
Securities available for sale	90,058	90,748
Restricted investment in bank stock	698	2,794
Loans receivable, net of allowance for loan losses of $7,641 in 2019; $7,412 in 2018	966,634	949,944
Premises and equipment, net of accumulated depreciation	2,044	2,174
Right of use asset	10,240	-
Bank owned life insurance	19,912	19,568
Accrued interest receivable	2,209	2,178
Other real estate owned	-	135
Other assets	3,909	4,270
Total Assets	$1,134,460	$1,099,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$164,312	$148,609
Interest bearing	847,028	782,906
Total Deposits	1,011,340	931,515
Securities sold under agreements to repurchase	8,897	18,883
Short-term borrowings	-	53,995
Accrued interest payable	2,233	1,689
Lease liability	10,379	-
Other liabilities	8,019	6,080
Total Liabilities	1,040,868	1,012,162
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2019 issued 7,541,972 shares; outstanding 7,476,925 shares;
2018 issued 7,529,567 shares; outstanding 7,464,520 shares;	7,542	7,530
Surplus	25,809	25,532
Retained earnings	60,081	56,410
Accumulated other comprehensive income (loss)	1,160	(1,247)
Treasury stock, at cost: 65,047 shares	(1,000)	(1,000)
Total Stockholders' Equity	93,592	87,225
Total Liabilities and Stockholders' Equity	$1,134,460	$1,099,387

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$9,884	$8,792	$19,468	$17,053
Securities, taxable	395	341	761	633
Securities, non-taxable	252	313	542	630
Short-term investments, including federal funds sold	170	69	314	133
Total Interest Income	10,701	9,515	21,085	18,449
INTEREST EXPENSE
Deposits	2,336	1,289	4,213	2,388
Securities sold under agreements to repurchase	20	8	45	12
Short-term borrowings	5	118	273	136
Total Interest Expense	2,361	1,415	4,531	2,536
Net Interest Income	8,340	8,100	16,554	15,913
PROVISION FOR LOAN LOSSES	95	265	225	480
Net Interest Income after Provision for Loan Losses	8,245	7,835	16,329	15,433
OTHER NON-INTEREST INCOME
Credit card processing fees	94	86	174	182
Debit card interchange fees	158	132	285	258
Other service fees	125	112	241	219
Bank owned life insurance	134	107	344	181
Gain (loss) on sale of other real estate owned	-	(8)	45	(16)
Impairment on other real estate owned	-	(27)	-	(27)
Total Other Non-Interest Income	511	402	1,089	797
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,621	2,376	5,264	4,847
Occupancy and equipment	861	732	1,681	1,422
Data processing	579	507	1,141	1,044
Credit card processing	33	22	66	66
Advertising and promotion	464	475	875	824
Professional fees	193	202	388	397
FDIC insurance	107	101	202	211
Loan & real estate	44	103	87	190
Charitable contributions	206	193	512	466
Other	426	447	872	776
Total Other Non-Interest Expenses	5,534	5,158	11,088	10,243

Income before Income Taxes	3,222	3,079	6,330	5,987
INCOME TAX EXPENSE	608	569	1,164	1,100
Net Income	$2,614	$2,510	$5,166	$4,887

BASIC EARNINGS PER SHARE	$0.35	$0.34	$0.69	$0.65

DILUTED EARNINGS PER SHARE	$0.35	$0.33	$0.69	$0.65

DIVIDENDS PER SHARE	$0.20	$0.17	$0.20	$0.17

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2019		2018

	(In Thousands)
Net Income		$2,614		$2,510
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on securities available for sale	1,023		(367)
Less: reclassification adjustment for realized gains	-		-
	1,023		(367)
Income tax effect	(214)		77
Net unrealized gain (loss)	809		(290)
Other comprehensive income (loss), net of tax		809		(290)
Comprehensive Income		$3,423		$2,220

	Six Months Ended June 30,
	2019		2018

	(In Thousands)

Net Income		$5,166		$4,887
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on securities available for sale	3,046		(1,999)
Less: reclassification adjustment for realized gains	-		-
	3,046		(1,999)
Income tax effect	(639)		420
Net unrealized gain (loss)	2,407		(1,579)
Other comprehensive income (loss), net of tax		2,407		(1,579)
Comprehensive Income		$7,573		$3,308

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2019 and 2018

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769
Net income	-	-	4,887	-	-	4,887
Other comprehensive loss, net of tax	-	-	-	(1,579)	-	(1,579)
Dividend declared, $.17 per share	-	-	(1,267)	-	-	(1,267)
Compensation expense recognized on stock options	-	2	-	-	-	2
Common stock grants to directors, 6,731 shares	6	105	-	-	-	111
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $503	-	107	-	-	-	107
Shares issued under employee stock purchase
plan, 1,663 shares	2	26	-	-	-	28
BALANCE - JUNE 30, 2018	$7,500	$25,238	$51,222	$(1,560)	$(342)	$82,058

BALANCE - DECEMBER 31, 2018	$7,530	$25,532	$56,410	$(1,247)	$(1,000)	$87,225
Net income	-	-	5,166	-	-	5,166
Other comprehensive income, net of tax	-	-	-	2,407	-	2,407
Dividend declared, $.20 per share	-	-	(1,495)	-	-	(1,495)
Compensation expense recognized on stock options	-	2	-	-	-	2
Common stock grants to directors, 10,799 shares	10	151	-	-	-	161
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $558	-	101	-	-	-	101
Shares issued under employee stock purchase
plan, 1,606 shares	2	23	-	-	-	25
BALANCE - JUNE 30, 2019	$7,542	$25,809	$60,081	$1,160	$(1,000)	$93,592

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,166	$4,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	480
Amortization of deferred loan costs	123	114
Amortization of right of use asset	668	-
Depreciation	411	359
Net amortization of investment security premiums and discounts	60	93
Stock compensation expense	264	109
Net realized (gain) loss on sale of other real estate owned	(45)	18
Impairment on other real estate owned	-	27
Income on bank owned life insurance	(344)	(181)
Increase in accrued interest receivable	(31)	(12)
Increase in other assets	(278)	(738)
Increase in accrued interest payable	544	32
Decrease in lease liability	(635)	-
Increase in other liabilities	550	671
Net Cash Provided by Operating Activities	6,678	5,859
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(10,203)	(9,793)
Maturities, calls and principal repayments of securities available for sale	13,879	5,961
Net increase in loans	(17,038)	(66,759)
Net redemption (purchase) of restricted investment in bank stock	2,096	(1,201)
Proceeds from sale of other real estate owned	180	216
Purchases of premises and equipment	(281)	(302)
Net Cash Used in Investing Activities	(11,367)	(71,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	79,825	28,734
Net (decrease) increase in securities sold under agreements to repurchase	(9,986)	7,130
Proceeds from Employee Stock Purchase Plan	25	28
(Decrease) increase in short-term borrowed funds	(53,995)	28,740
Net Cash Provided by Financing Activities	15,869	64,632
Net Increase (Decrease) in Cash and Cash Equivalents	11,180	(1,387)
CASH AND CASH EQUIVALENTS - BEGINNING	27,576	33,534
CASH AND CASH EQUIVALENTS - ENDING	$38,756	$32,147

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,987	$2,504
Income taxes paid	$1,106	$1,221
Deferral of gain from sale of other real estate sold through bank financing	$-	$2
Other real estate acquired in settlement of loans	$-	$100
Non-cash Investing and Financing Activities:
Recognition of operating lease right of use assets	$10,908	$-
Recognition of operating lease liabilities	$11,014	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2019.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2019 through the date these consolidated financial statements were issued.

Certain amounts in the 2018 consolidated financial statements may have been reclassified to conform to 2019 presentation. These reclassifications had no effect on 2018 net income.

Note 2 - Summary of Significant Accounting Policies

The Company adopted ASU No. 2016-02, “Leases (Topic 842)” on January 1, 2019, as described in Note 7 – Right of Use Asset and Lease Liabilities. Other than the adoption of Topic 842 the significant accounting policies of the Company as applied in the interim financial statements presented herein are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2018.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At June 30, 2019 and December 31, 2018, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2019:
Municipal bonds	$27,864	$876	$(47)	$28,693
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	60,726	721	(82)	61,365
Total	$88,590	$1,597	$(129)	$90,058

December 31, 2018:
U.S. Government agency obligations	$3,001	$-	$(4)	$2,997
Municipal bonds	35,171	515	(808)	34,878
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	54,154	127	(1,408)	52,873
Total	$92,326	$642	$(2,220)	$90,748

The amortized cost and fair value of securities as of June 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$1,999	$2,007
Due after one year through five years	3,023	3,057
Due after five years through ten years	6,029	6,091
Due after ten years	16,813	17,538
	27,864	28,693
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	60,726	61,365
Total	$88,590	$90,058

There were no sales of securities for the three and six months ended June 30, 2019 and 2018.

Securities with a carrying value of $87.5 million and $85.8 million at June 30, 2019 and December 31, 2018, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2019:	(In Thousands)
Municipal bonds	$-	$-	$4,275	$(47)	$4,275	$(47)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	-	-	9,218	(82)	9,218	(82)
Total Temporarily Impaired Securities	$-	$-	$13,493	$(129)	$13,493	$(129)
	.
December 31, 2018:
U.S. Government agency obligations	$-	$-	$2,997	$(4)	$2,997	$(4)
Municipal bonds	3,231	(101)	7,711	(707)	10,942	(808)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	8,926	(57)	35,940	(1,351)	44,866	(1,408)
Total Temporarily Impaired Securities	$12,157	$(158)	$46,648	$(2,062)	$58,805	$(2,220)

The Company had ten (10) securities in an unrealized loss position at June 30, 2019 and forty (40) securities in an unrealized loss position at December 31, 2018. The unrealized losses are due to market interest rate fluctuations. As of June 30, 2019, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $659 thousand as of June 30, 2019 and $2.8 million as of December 31, 2018.  The Bank had ACBB stock at a carrying value of $40 thousand at June 30, 2019 and December 31, 2018.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2019.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019		December 31, 2018
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$424,991	43.66%	$428,487	44.79%
Commercial construction	12,243	1.26%	10,958	1.15%
Commercial	44,413	4.56%	38,425	4.02%
Residential real estate	491,076	50.44%	477,965	49.96%
Consumer	775	0.08%	850	0.09%
Total loans	973,498	100.00%	956,685	100.00%
Unearned origination fees	777		671
Allowance for loan losses	(7,641)		(7,412)
	$966,634		$949,944

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2019 and December 31, 2018, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2019	(In Thousands)
Commercial real estate	$423,509	$-	$1,482	$-	$424,991
Commercial construction	11,928	-	315	-	12,243
Commercial	44,317	96	-	-	44,413
Residential real estate	489,962	734	380	-	491,076
Consumer	775	-	-	-	775
Total	$970,491	$830	$2,177	$-	$973,498

December 31, 2018
Commercial real estate	$426,988	$-	$1,499	$-	$428,487
Commercial construction	10,643	-	315	-	10,958
Commercial	38,309	116	-	-	38,425
Residential real estate	476,811	747	407	-	477,965
Consumer	850	-	-	-	850
Total	$953,601	$863	$2,221	$-	$956,685

The Company had no foreclosed assets as of June 30, 2019.  At June 30, 2019 and December 31, 2018, the Company had $224 thousand and $246 thousand, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,708	$1,972		$1,732	$1,996
Commercial construction	315	315		315	315
Commercial	-	-		-	-
Residential real estate	674	930		709	965
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-	-
Commercial	237	237	30	239	239	33
Residential real estate	832	832	180	848	848	186
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,708	$1,972	$-	$1,732	$1,996	$-
Commercial construction	315	315	-	315	315	-
Commercial	237	237	30	239	239	33
Residential real estate	1,506	1,762	180	1,557	1,813	186
Consumer	-	-	-	-	-	-
	$3,766	$4,286	$210	$3,843	$4,363	$219

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,712	$17	$5,848	$66
Commercial construction	315	3	315	2
Commercial	-	-	37	2
Residential real estate	684	2	898	2
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-
Commercial construction	-	-	-	-
Commercial	238	3	243	3
Residential real estate	836	8	971	8
Consumer	-	-	-	-
Total:
Commercial real estate	$1,712	$17	$5,848	$66
Commercial construction	315	3	315	2
Commercial	238	3	280	5
Residential real estate	1,520	10	1,869	10
Consumer	-	-	-	-
	$3,785	$33	$8,312	$83

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,719	$34	$6,359	$123
Commercial construction	315	6	315	5
Commercial	-	-	24	2
Residential real estate	692	5	946	5
Consumer	-	-	-	-
With an allowance recorded:		-
Commercial real estate	$-	$-	$-	$-
Commercial construction	-	-	-	-
Commercial	238	5	244	5
Residential real estate	840	15	976	16
Consumer	-	-	-	-
Total:
Commercial real estate	$1,719	$34	$6,359	$123
Commercial construction	315	6	315	5
Commercial	238	5	268	7
Residential real estate	1,532	20	1,922	21
Consumer	-	-	-	-
	$3,804	$65	$8,864	$156

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2019	December 31, 2018

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	244	269
Consumer	-	-
Total	$244	$269

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2019 and December 31, 2018, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2019	(In Thousands)
Commercial real estate	$1,081	$-	$-	$1,081	$423,910	$424,991	$-
Commercial construction	-	-	-	-	12,243	12,243	-
Commercial	356	-	-	356	44,057	44,413	-
Residential real estate	1,230	-	-	1,230	489,846	491,076	-
Consumer	1	-	-	1	774	775	-
Total	$2,668	$-	$-	$2,668	$970,830	$973,498	$-

December 31, 2018
Commercial real estate	$323	$-	$-	$323	$428,164	$428,487	$-
Commercial construction	-	-	-	-	10,958	10,958	-
Commercial	138	-	-	138	38,287	38,425	-
Residential real estate	696	-	-	696	477,269	477,965	-
Consumer	-	-	-	-	850	850	-
Total	$1,157	$-	$-	$1,157	$955,528	$956,685	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending June 30, 2019
Beginning Balance - March 31, 2019	$3,265	$103	$598	$3,198	$21	$361	$7,546
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	(45)	2	45	67	3	23	95
Ending Balance - June 30, 2019	$3,220	$105	$643	$3,265	$24	$384	$7,641

Six Months Ending June 30, 2019
Beginning Balance - December 31, 2018	$3,248	$94	$574	$3,179	$19	$298	$7,412
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	4	-	-	-	4
Provisions	(28)	11	65	86	5	86	225
Ending Balance - June 30, 2019	$3,220	$105	$643	$3,265	$24	$384	$7,641

Three Months Ending June 30, 2018
Beginning Balance - March 31, 2018	$2,456	$249	$475	$3,508	$22	$556	$7,266
Charge-offs	-	-	(40)	(23)	-	-	(63)
Recoveries	1	-	-	4	-	-	5
Provisions	(76)	(91)	(15)	304	5	138	265
Ending Balance - June 30, 2018	$2,381	$158	$420	$3,793	$27	$694	$7,473

Six Months Ending June 30, 2018
Beginning Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040
Charge-offs	-	-	(40)	(23)	-	-	(63)
Recoveries	8	-	-	8	-	-	16
Provisions	122	(211)	(12)	298	9	274	480
Ending Balance - June 30, 2018	$2,381	$158	$420	$3,793	$27	$694	$7,473

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2019 and December 31, 2018:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2019
Allowance for Loan Losses
Ending Balance	$3,220	$105	$643	$3,265	$24	$384	$7,641
Ending balance: individually evaluated for impairment	$-	$-	$30	$180	$-	$-	$210
Ending balance: collectively evaluated for impairment	$3,220	$105	$613	$3,085	$24	$384	$7,431

Loans receivables:
Ending balance	$424,991	$12,243	$44,413	$491,076	$775		$973,498
Ending balance: individually evaluated for impairment	$1,708	$315	$237	$1,506	$-		$3,766
Ending balance: collectively evaluated for impairment	$423,283	$11,928	$44,176	$489,570	$775		$969,732

December 31, 2018
Allowance for Loan Losses
Ending Balance	$3,248	$94	$574	$3,179	$19	$298	$7,412
Ending balance: individually evaluated for impairment	$-	$-	$33	$186	$-	$-	$219
Ending balance: collectively evaluated for impairment	$3,248	$94	$541	$2,993	$19	$298	$7,193

Loans receivables:
Ending balance	$428,487	$10,958	$38,425	$477,965	$850		$956,685
Ending balance: individually evaluated for impairment	$1,732	$315	$239	$1,557	$-		$3,843
Ending balance: collectively evaluated for impairment	$426,755	$10,643	$38,186	$476,408	$850		$952,842

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

June 30, 2019	(In Thousands)
Commercial real estate	$1,255	$-	$1,255
Commercial construction	260	-	260
Commercial	237	-	237
Residential real estate	1,126	21	1,147
Consumer	-	-	-
	$2,878	$21	$2,899

December 31, 2018
Commercial real estate	$1,269	$-	$1,269
Commercial construction	260	-	260
Commercial	239	-	239
Residential real estate	1,150	23	1,173
Consumer	-	-	-
	$2,918	$23	$2,941

As of June 30, 2019, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and six months ended June 30, 2019 and 2018.

e

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and six months ended June 30, 2019 and 2018.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.8 million of standby letters of credit outstanding as of June 30, 2019. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.3 million. Management does not consider the current amount of the liability as of June 30, 2019 for guarantees under standby letters of credit issued to be material.

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

The Company’s leases are all classified as operating leases with no short-term leases. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities, primarily, on the present value of unpaid future minimum lease payments. Additionally, the amounts, for the branch leases, were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. Impact to the consolidated income statements was not material in the current period. All operating equipment leases do not have renewal language in their contracts and therefore

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

use the current term. In accordance with the guidance, the Company had an increase on its consolidated balance sheets as of June 30, 2019 for the right of use asset of $10.2 million offset by lease liabilities of $10.4 million, with the difference attributable to a transition adjustment required by ASC Topic 842 relating to previously recognized amounts. The cost for operating leases was $440 thousand and $826 thousand for the three and six months ended June 30, 2019. Operating cash flow paid for lease liabilities was $412 thousand and $820 thousand for the three and six months ended June 30, 2019. As of June 30, 2019, the operating leases overall had a weighted average lease term of 7.18 years, with the branch leases having a weighted average life of 7.26 years and equipment leases having a weighted average life of 2.85 years. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The weighted average discount rate for all operating leases was 3.17%, with branch leases having a weighted average discount rate of 3.17% and equipment leases having a weighted average discount rate of 2.81%.

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of June 30, 2019, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2019 (remainder of year)	$468	$312	$42	$822
2020	936	635	79	1,650
2021	953	647	39	1,639
2022	983	660	33	1,676
2023	1,000	672	4	1,676
Thereafter	2,101	2,110	1	4,212
Total Payments	6,441	5,036	198	11,675
Less: Discount Amount	695	593	8	1,296
Total Lease Liability	$5,746	$4,443	$190	$10,379

Note 8 – Deposits

The components of deposits at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
	(In Thousands)

Demand, non-interest bearing	$164,312	$148,609
Demand, NOW and money market, interest bearing	165,708	135,915
Savings	422,466	452,809
Time, $250 and over	91,676	70,337
Time, other	167,178	123,845
Total deposits	$1,011,340	$931,515

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2019, the scheduled maturities of time deposits are as follows (in thousands):

2019 (remainder of the year)	$63,277
2020	130,685
2021	31,500
2022	6,558
2023	23,257
2024	3,577
$258,854

The $64.7 million increase in the Company’s time deposits and $29.8 million increase in the Company’s Demand, NOW and money market, interest bearing was primarily due to time deposit and money market promotions. Most of the funds attracted were new deposits. There was also a decrease of $30.3 million in savings deposits that primarily shifted to higher yielding accounts. The Company also had a $15.7 million increase in non-interest bearing deposits. The funds were mainly used to pay down FHLB short-term borrowings, fund new loan growth, to purchase securities available for sale, and increase interest bearing demand deposits with banks.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2019 and December 31, 2018:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
June 30, 2019
Repurchase Agreements:
Corporate Institutions	$8,897	$-	$8,897	$(8,897)	$-	$-

December 31, 2018
Repurchase Agreements:
Corporate Institutions	$18,883	$-	$18,883	$(18,883)	$-	$-

As of June 30, 2019 and December 31, 2018, the fair value of securities pledged was $13.7 million and $23.8 million, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB which allows for borrowings up to a percentage of qualifying assets. At June 30, 2019, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $561.6 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2019 and $54.0 million short-term FHLB advances were outstanding as of December 31, 2018. The decrease in short-term borrowings from prior year end was primarily the result of growth in the Company’s time deposit and money market portfolio due to advertised promotions. There were no long-term FHLB advances outstanding as of June 30, 2019 and December 31, 2018. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2019 and December 31, 2018. Advances from this line are unsecured.

Note 11 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the Plan and extend the term of the Plan for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the Plan increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At June 30, 2019 there were 500,000 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended June 30, 2019, there have been 140,113 awards granted. There were no awards granted during the three months ended June 30, 2019 and 2018. During the six months ended June 30, 2019 and 2018 there were 10,799 and 6,731 awards granted, respectively. The Company recognized compensation expense for restricted stock awards during the three and six months ended June 30, 2019 of $50 thousand and $101 thousand, and during the three and six months ended June 30, 2018 of $43 thousand and $107 thousand, respectively.

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  Stock compensation expense related to these options was $1 thousand and $2 thousand for the three and six months ended June 30, 2019 and June 30, 2018, respectively.  At June 30, 2019, approximately $2 thousand of unrecognized cost to the stock options will be recognized over the next year.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 8,670 shares have been issued as of June 30, 2019. The Company recognized discount expense in relation to the employee stock purchase plan of $1 thousand during the three and six months ended June 30, 2019 and June 30, 2018, respectively.

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

The components of other comprehensive income (loss) both before tax and net of tax are as follows:

	Three Months Ended June 30,
	2019			2018

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$1,023	$(214)	$809	$(367)	$77	$(290)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$1,023	$(214)	$809	$(367)	$77	$(290)

	Six Months Ended June 30,
	2019			2018

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$3,046	$(639)	$2,407	$(1,999)	$420	$(1,579)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$3,046	$(639)	$2,407	$(1,999)	$420	$(1,579)

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three and six months ended June 30, 2019 and 2018.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive income (loss) net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2019 and 2018	(In Thousands)
Balance March 31, 2019	$351
Other comprehensive income before reclassifications	809
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	809
Balance June 30, 2019	$1,160

Balance March 31, 2018	$(1,270)
Other comprehensive loss before reclassifications	(290)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(290)
Balance June 30, 2018	$(1,560)

Six Months Ended June 30, 2019 and 2018
Balance January 1, 2019	$(1,247)
Other comprehensive income before reclassifications	2,407
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	2,407
Balance June 30, 2019	$1,160

Balance January 1, 2018	$19
Other comprehensive loss before reclassifications	(1,579)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,579)
Balance June 30, 2018	$(1,560)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,614	$2,510	$5,166	$4,887

Weighted average shares outstanding	7,476,237	7,474,022	7,473,111	7,472,111
Dilutive effect of potential common shares, stock options	63,118	65,098	63,084	65,065
Diluted weighted average common shares outstanding	7,539,355	7,539,120	7,536,195	7,537,176

Basic earnings per share	$0.35	$0.34	$0.69	$0.65
Diluted earnings per share	$0.35	$0.33	$0.69	$0.65

There were no stock options not considered in computing diluted earnings per common share for the three and six months ended June 30, 2019 and 2018.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2019 and December 31, 2018, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
Municipal bonds	$-	$28,693	$-	$28,693
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	61,365	-	61,365
June 30, 2019 Securities available for sale	$-	$90,058	$-	$90,058

U.S. Government agency obligations	$-	$2,997	$-	$2,997
Municipal bonds	-	34,878	-	34,878
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	52,873	-	52,873
December 31, 2018 Securities available for sale	$-	$90,748	$-	$90,748

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
June 30, 2019 Impaired loans	$-	$-	$859	$859
June 30, 2019 Other real estate owned	$-	$-	$-	$-
December 31, 2018 Impaired loans	$-	$-	$868	$868
December 31, 2018 Other real estate owned	$-	$-	$135	$135

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2019, of the impaired loans having an aggregate balance of $3.8 million, $2.7 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.1 million in impaired loans, an aggregate valuation allowance of $210 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2019:
Impaired loans	$859	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
			Liquidation expenses (2)	0% to -7.5% (-7.5%)
Other real estate owned	$-

December 31, 2018:
Impaired loans	$868	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-19.7%)
			Liquidation expenses (2)	0% to -8.5% (-8.0%)
Other real estate owned	$135	Listings, Letters of Intent	Liquidation expenses (2)	-5% (-5%)
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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2019 and December 31, 2018:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
June 30, 2019:
Financial assets:
Cash and cash equivalents	$38,756	$38,756	$38,756	$-	$-
Securities available-for-sale	90,058	90,058	-	90,058	-
Loans receivable, net of allowance	966,634	974,199	-	-	974,199
Restricted investments in bank stock	698	698	-	698	-
Accrued interest receivable	2,209	2,209	-	2,209	-
Financial liabilities:
Deposits	1,011,340	1,012,957	-	1,012,957	-
Securities sold under agreements to
repurchase and federal funds purchased	8,897	8,890	-	8,890	-
Accrued interest payable	2,233	2,233	-	2,233	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2018:
Financial assets:
Cash and cash equivalents	$27,576	$27,576	$27,576	$-	$-
Securities available-for-sale	90,748	90,748	-	90,748	-
Loans receivable, net of allowance	949,944	935,500	-	-	935,500
Restricted investments in bank stock	2,794	2,794	-	2,794	-
Accrued interest receivable	2,178	2,178	-	2,178	-
Financial liabilities:
Deposits	931,515	930,306	-	930,306	-
Securities sold under agreements to
repurchase and federal funds purchased	18,883	18,869	-	18,869	-
Short-term borrowings	53,995	53,995	-	53,995	-
Accrued interest payable	1,689	1,689	-	1,689	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 15 – Future Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The guidance is effective for the Company in 2020. Subsequent to June 30, 2019, in July 2019, the FASB voted for a proposal to defer the adoption date for smaller reporting

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

companies. The Company currently qualifies as a smaller reporting company. If implemented, the accounting standard would not be effective for the Company until 2023.  However, the Company continues to work on and test its model to implement as of January 1, 2020. The Company has not yet determined the impact this standard will have on its financial statements or results of operations.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, (v) changes in accounting policies or procedures as may be required by FASB or regulatory agencies, and (vi) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2018 and subsequent filings with the SEC.

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

The Bank, which is the Company’s primary operating subsidiary, was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area, for the purpose of providing a local community bank to serve Lehigh and Northampton Counties in Pennsylvania.

Since its inception, the Board’s philosophy has been that, by running the Bank with a view toward the long term, only good things will happen for the Bank’s customers, team members, shareholders and the Lehigh Valley community.

The Company’s assets increased $35.1 million from $1.10 billion at December 31, 2018 to $1.13 billion at June 30, 2019. The increase was in part due to the adoption of ASU No. 2016-02, pursuant to which the Company has recognized a right of use asset of $10.2 million as of June 30, 2019. The Company's deposits grew $79.8 million from $931.5 million at December 31, 2018 to $1.01 billion at June 30, 2019. The growth in the Company’s deposits was primarily the result of a  $64.7 million increase in time deposits and a $29.8 million increase in interest bearing demand, NOW and money market resulting from various promotions; in addition the overall deposit growth is attributable to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. These funds were in part used to pay off FHLB short-term borrowings, to fund new loan growth,  to purchase securities available for sale, and increase interest bearing demand deposits with banks.  The Bank also continues to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

During the same period, loans receivable, net of allowance for loan losses, increased $16.7 million from $949.9 million at December 31, 2018 to $966.6 million at June 30, 2019. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company anticipates that its lending activity will increase in the short-term, as the Company expands its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended June 30, 2019 was $2.6 million compared to net income for the three months ended June 30, 2018 of $2.5 million, an increase of $104 thousand, or 4.1%. Basic and diluted earnings per share increased to $0.35 for the three months ended June 30, 2019, as compared to $0.34 for basic earnings per share and $0.33 for diluted earnings per share for the three months ended June 30, 2018. The difference in net income for the three months ended June 30, 2019 and June 30, 2018 resulted, in part, from an increase in net interest income due to the Company’s growing loan portfolio and increase in yields, decrease in the provision from loan loss, increase in non-interest income from the growing customer base and increase in bank owned life insurance income, offset by increased interest expense from the growth in deposit balances and rates and an increase in non-interest expenses primarily caused by the increase in salaries and benefits, occupancy and equipment and data processing expense.

Net income for the six months ended June 30, 2019 was $5.2 million compared to net income for the six months ended June 30, 2018 of $4.9 million, an increase of $279 thousand, or 5.7%. Basic and diluted earnings per share increased to $0.69 for the six months ended June 30, 2019, as compared to $0.65 for the six months ended June 30, 2018. The difference in net income for the six months ended June 30, 2019 and June 30, 2018 resulted, in part, from an increase in net interest income due to the Company’s growing loan portfolio and increase in yields, decrease in the provision from loan loss, increase in non-interest income from the growing customer base, increase in bank owned life insurance income and gain on the sale of real estate owned, offset by increased interest expense from the growth in deposit balances and rates, increase interest expense on FHLB borrowings and an increase in non-interest expenses primarily caused by the increase in salaries and benefits, occupancy and equipment and data processing expense.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended June 30, 2019 and 2018 totaled $10.7 million and $9.5 million, respectively.  Average earning assets were $1.08 billion for the three months ended June 30, 2019 as compared to $1.02 billion for the three months ended June 30, 2018. The tax equivalent yield on average earning assets was 3.99% for the second quarter of 2019 compared to 3.79% for the second quarter of 2018.

Total interest expense for the three months ended June 30, 2019 increased $946 thousand to $2.4 million as compared to $1.4 million for the three months ended June 30, 2018. Average interest bearing liabilities were $856.4 million for the three months ended June 30, 2019 as compared to $806.8 million for the three months ended June 30, 2018.  The yield on average interest bearing liabilities was 1.11% and 0.70% for the second quarter of 2019 and 2018.

Total interest income for the six months ended June 30, 2019 and 2018 totaled $21.1 million and $18.4 million, respectively.  Average earning assets were $1.1 billion for the six months ended June 30, 2019 as compared to $995.9 million for the six months ended June 30, 2018. The tax equivalent yield on average earning assets was 3.98% for the six months ended  June 30, 2019 compared to 3.78% for the six months ended 2018.

Total interest expense for the six months ended June 30, 2019 increased $2.0 million to $4.5 million as compared to $2.5 million for the six months ended June 30, 2018. Average interest bearing liabilities were $856.4 million for the six months ended June 30, 2019 as compared to $787.3 million for the six months ended June 30, 2018. The yield on average interest bearing liabilities was 1.07% and 0.65% for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

Net interest income for the three months ended June 30, 2019 was $8.3 million compared to $8.1 million for the three months ended June 30, 2018. The improvement in net interest income for the three months ended June 30, 2019 is the result of an increase in the balances and rates of: taxable loans, taxable investments and interest bearing deposits with banks. Also contributing to the improvement in net interest income is a decrease in the balance of savings, securities sold under agreement to repurchase and short-term borrowings, offset by an increase in the balances and rates of interest bearing demand deposits, NOW and money markets and certificates of deposit. The Company’s net interest margin decreased eleven (11) basis points from 3.23% for the three months ended June 30, 2018 to 3.12% for the three months ended June 30, 2019.

Net interest income for the six months ended June 30, 2019 was $16.6 million compared to $15.9 million for the six months ended June 30, 2018. The improvement in net interest income for the six months ended June 30, 2019 is the result of an increase in the balances and rates of: taxable loans, taxable investments and interest bearing deposits with banks. Also contributing to the improvement in net interest income is a decrease in savings balances and securities sold under agreement to repurchase, offset by an increase in the balances and rates of: interest bearing demand deposits, NOW and money markets; certificates of deposit; and short-term borrowings. The Company’s net interest margin decreased thirteen (13) basis points from 3.26% for the six months ended months ended June 30, 2018 to 3.13% for the six months ended June 30, 2019.

The table below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2019 and 2018, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2019			2018
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$961,715	$9,822	4.10%	$899,632	$8,726	3.89%
Loans - non-taxable (1)	7,919	62	3.99%	8,520	66	3.87%
Investment securities - taxable	58,980	395	2.69%	57,026	341	2.40%
Investment securities - non-taxable (1)	30,827	252	4.15%	35,926	313	4.42%
Federal funds sold	896	6	2.44%	511	2	1.33%
Interest bearing deposits with banks	22,722	164	2.90%	15,455	67	1.74%
TOTAL INTEREST EARNING ASSETS	1,083,059	10,701	3.99%	1,017,070	9,515	3.79%
Less allowance for loan losses	(7,591)			(7,345)
Other assets	51,241			35,320
TOTAL ASSETS	$1,126,709			$1,045,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$155,779	$259	0.67%	$114,637	$51	0.18%
Savings	426,655	574	0.54%	489,010	588	0.48%
Certificates of deposit	261,963	1,503	2.30%	163,158	650	1.60%
Securities sold under agreements to repurchase and short-term borrowings	12,018	25	0.83%	39,977	126	1.26%
TOTAL INTEREST BEARING LIABILITIES	856,415	2,361	1.11%	806,782	1,415	0.70%

Non-interest bearing demand deposits	157,930			149,726
Other liabilities	19,112			6,183
Stockholders' equity	93,252			82,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,126,709			$1,045,045

Net interest income		$8,340			$8,100
Tax equivalent adjustments
Loans		17			18
Investments		67			83
Total tax equivalent adjustments		84			101
Net interest income on a tax equivalent basis		$8,424			$8,201
Net interest spread			2.88%			3.09%
Net interest margin			3.12%			3.23%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2019 and 2018, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2019			2018
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$958,634	$19,345	4.07%	$880,469	$16,923	3.88%
Loans - non-taxable (1)	7,948	123	3.95%	8,548	130	3.91%
Investment securities - taxable	56,433	761	2.72%	54,793	633	2.33%
Investment securities - non-taxable (1)	32,242	542	4.29%	36,361	630	4.42%
Federal funds sold	616	7	2.38%	606	4	1.47%
Interest bearing deposits with banks	20,338	307	3.04%	15,084	129	1.72%
TOTAL INTEREST EARNING ASSETS	1,076,211	21,085	3.98%	995,861	18,449	3.78%
Less allowance for loan losses	(7,522)			(7,223)
Other assets	51,606			34,871
TOTAL ASSETS	$1,120,295			$1,023,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$144,404	$380	0.53%	$107,593	$73	0.14%
Savings	435,937	1,142	0.53%	497,531	1,191	0.48%
Certificates of deposit	243,254	2,691	2.23%	152,938	1,124	1.48%
Securities sold under agreements to repurchase, and short & long-term borrowings	32,805	318	1.95%	29,188	148	1.02%
TOTAL INTEREST BEARING LIABILITIES	856,400	4,531	1.07%	787,250	2,536	0.65%

Non-interest bearing demand deposits	153,795			148,386
Other liabilities	18,731			6,264
Stockholders' equity	91,369			81,609
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,120,295			$1,023,509

Net interest income		$16,554			$15,913
Tax equivalent adjustments
Loans		33			35
Investments		144			167
Total tax equivalent adjustments		177			202
Net interest income on a tax equivalent basis		$16,731			$16,115
Net interest spread			2.91%			3.13%
Net interest margin			3.13%			3.26%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2019 and 2018, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended			Six Months Ended
	June 30, 2019 compared to June 30, 2018			June 30, 2019 compared to June 30, 2018
	(In Thousands)
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest-earning assets:
Loans - taxable	$1,096	$602	$494	$2,422	$1,502	$920
Loans - non-taxable	(4)	(5)	1	(7)	(9)	2
Investment securities - taxable	54	12	42	128	19	109
Investment securities - non-taxable	(61)	(44)	(17)	(88)	(71)	(17)
Federal funds sold	4	1	3	3	-	3
Interest bearing deposits with banks	97	31	66	178	45	133
Total net change in income on
interest-earning assets	1,186	597	589	2,636	1,486	1,150

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	208	18	190	307	25	282
Savings	(14)	(75)	61	(49)	(147)	98
Certificates of deposit	853	394	459	1,567	664	903
Total deposits	1,047	337	710	1,825	542	1,283
Securities sold under agreements to
repurchase and other borrowings	(101)	(88)	(13)	170	18	152
Total net change in expense on
interest-bearing liabilities	946	249	697	1,995	560	1,435
Change in net interest income	$240	$348	$(108)	$641	$926	$(285)

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

For the three months ended June 30, 2019, the provision for loan losses was $95 thousand, as compared to $265 thousand for the same period ended June 30, 2018.  In the three months ended June 30, 2019, there were no charge-offs or recoveries, as compared $63 thousand in charge-offs and $5 thousand in recoveries for the three months ended June 30, 2018. For the six months ended June 30, 2019, the provision for loan losses was $225 thousand, as compared to $480 thousand for the same period ended June 30, 2018.  In the six months ended June 30, 2019, there were no charge-offs and $4 thousand in recoveries, as compared to $63 thousand in charge-offs and $16 thousand in recoveries for the six months ended June 30, 2018. The allowance for loan losses is $7.6 million as of June 30, 2019, which is 0.78% of outstanding loans, compared to $7.5 million or 0.81% of outstanding loans as of June 30, 2018. At December 31, 2018, the allowance for loan losses was $7.4 million, which represented 0.77% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

	(In Thousands)
Loans receivable at end of period	$973,498	$924,675	$973,498	$924,675
Allowance for loan losses:
Balance, beginning	$7,546	$7,266	$7,412	$7,040
Provision for loan losses	95	265	225	480
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	(40)	-	(40)
Residential real estate	-	(23)	-	(23)
Consumer	-	-	-	-
Total loans charged off	-	(63)	-	(63)
Recoveries of loans previously charged off:
Commercial real estate	-	1	-	8
Commercial construction	-	-	-	-
Commercial	-	-	4	-
Residential real estate	-	4	-	8
Consumer	-	-	-	-
Total recoveries	-	5	4	16
Net charge offs	-	(58)	4	(47)
Balance at end of period	$7,641	$7,473	$7,641	$7,473
Allowance for loan losses to loans receivable at end of period	0.78%	0.81%	0.78%	0.81%

Non-interest Income

Total non-interest income was $511 thousand for the three months ended June 30, 2019 compared to $402 thousand for the same period in 2018. The increase is partially due to an increase of $27 thousand in bank owned life insurance, partly due to the purchase of additional insurance totaling $6 million in the third quarter of 2018. Also contributing to the improvement in non-interest income was an increase of $26 thousand in debit card interchange fees due primarily to the growing customer base. The Company had no losses on the sale of other real estate owned or impairment charges on other real estate owned in the second quarter of 2019, compared to losses of $8 thousand on the sale of real estate owned and impairment charges of $27 thousand on real estate owned for the quarter ending June 30, 2018.

Total non-interest income was $1.1 million for the six months ended June 30, 2019 compared to $797 thousand for the same period in 2018. The increase is due primarily to an increase of $163 thousand in bank owned life insurance, in part, due to the purchase of an additional $6.0 million of bank owned life insurance in the third quarter of 2018. Also contributing to the improvement in non-interest income was an increase of $27 thousand in debit card interchange fees and an increase of $22 thousand in other service fees due primarily to the growing customer base. Gain on the sale of real estate owned of $45 thousand for the six months ended June 30, 2019 were recognized, compared to a loss on the sale of real estate owned of $16 thousand and impairment write downs on other real estate owned of $27 thousand for the six months ending June 30, 2018.

Non-interest Expense

Non-interest expenses increased $376 thousand from $5.2 million for the three months ended June 30, 2018 to $5.5 million for the same period ended June 30, 2019. The increase in non-interest expenses is primarily due to an increase of $245 thousand in salaries and employee benefits. The Company had a 6.9% increase in full-time equivalent employees from eighty-seven (87) at June 30, 2018 to ninety-three (93) at June 30, 2019, respectively.  The increase in the number of employees, together with the annual increases in salaries and benefits, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to: an increase of $129 thousand in occupancy and equipment, in part due to the opening of the Macungie Preview Center and expansion into the third floor of the Gateway office; an increase of $72 thousand in data processing due primarily to an expanding customer base, offset by a decrease of $59 thousand in loan and real estate expenses resulting from a decrease in legal loan, collection and repossession fees and a decrease of $19 thousand in other real estate owned expenses.

Non-interest expenses increased $845 thousand from $10.2 million for the six months ended June 30, 2018 to $11.1 million for the same period ended June 30, 2019. The increase in non-interest expenses is primarily due to an increase of $417 thousand in salaries and employee benefits due to the increase in the number of employees and the annual increases in salaries and benefits. Additional increases in non-interest expenses are attributable to: an increase of $259 thousand in occupancy and equipment, in part due to the opening of the Macungie Preview Center and expansion into the third floor of the Gateway office; an increase of $97 thousand in data processing due primarily to an expanding customer base; an increase of $51 thousand in advertising and promotions, in part due to focus on social media, website advertisements, mailers and new campaigns; an increase of $46 thousand in charitable contributions due in part to the Educational Improvement Tax Credit program contributions and an increase of $131 thousand in other expenses due in part to an increase in operating expenses, offset by a decrease of $103 thousand in loan and real estate expenses resulting from a decrease in legal loan, collection and repossession fees and a decrease of $35 thousand in other real estate owned expenses.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the June 30, 2019 totaled $608 thousand, or 18.9% of income before taxes. The provision for income taxes for the June 30, 2018 totaled $569, or 18.5% of income before taxes. The slight increase in the tax rate is primarily the result of the change in the mix of taxable and tax free loans and investments. The provision for income taxes for the six months ended June 30, 2019 totaled $1.2 million, or 18.4% of income before taxes, compared to the income taxes for the six months ended June 30, 2018 totaling $1.1 million, or 18.4% of income before taxes.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of June 30, 2019. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2019 were $90.1 million compared to $90.7 million at December 31, 2018. The decrease in the investment portfolio is the result of principal pay downs on mortgage-backed securities, maturities and calls, offset by the purchase of four  (4) mortgage-backed securities totaling $10.2 million and an increase in unrealized gains.  The carrying value of the securities portfolio as of June 30, 2019 includes a net unrealized gain of $1.5 million, which is recorded as accumulated other comprehensive income (loss) in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $1.6 million at December 31, 2018. The current unrealized gain position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at June 30, 2019 increased $16.7 million to $966.6 million from $949.9 million at December 31, 2018. The gross loan-to-deposit ratio decreased from 103% at December 31, 2018 to 96% at June 30, 2019. The Bank’s loan portfolio at June 30, 2019 was comprised of residential real estate and consumer loans of $491.9 million, an increase of $13.0 million from December 31, 2018, and commercial loans of $481.6 million, an increase of $3.8 million from December 31, 2018. Commercial loans grew $7.8 million in the first quarter of 2019 but fell $4.0 million in the second quarter of 2019 due to large pre-payments. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $229 thousand to $7.6 million at June 30, 2019 compared to $7.4 million at December 31, 2018. At June 30, 2019 and December 31, 2018, the allowance for loan losses represented 0.78% and 0.77%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At June 30, 2019,  December 31, 2018, and June 30, 2018 aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended June 30, 2019.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2019	2018	2018

	(In Thousands)
Non-accrual - commercial	$-	$-	$104
Non-accrual - consumer	244	269	528
TDR loans, accruing interest and less than 90 days past due	2,878	2,918	2,991
Loans past due 90 or more days, accruing interest	-	-	660
Total nonperforming loans	3,122	3,187	4,283
Foreclosed assets	-	135	297
Total nonperforming assets	$3,122	$3,322	$4,580
Nonperforming loans to total loans at period-end	0.32%	0.33%	0.46%
Nonperforming assets to total assets	0.28%	0.30%	0.43%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $130 thousand from December 31, 2018 to June 30, 2019. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at June 30, 2019 increased $ 79.8 million to $1.01 billion from $931.5 million at December 31, 2018. Demand, NOW and money market deposits increased $45.5 million, time deposits increased $64.7 million, and savings deposits decreased $30.3 million. The growth to the Company’s deposits was in part due to time deposit and money market promotions. The funds were primarily used to pay down FHLB short-term borrowings, to fund new loan growth, to purchase securities available for sale, and increase interest bearing demand deposits with banks. The growth was also due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent and proposed mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $38.8 million at June 30, 2019, compared to $27.6 million at December 31, 2018. The $11.2 million increase in cash and cash equivalents was primarily due to growth in deposits, offset by growth in the loan portfolio, a decrease in securities sold under agreement to repurchase and the pay down of short-term borrowings.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At June 30, 2019, the Company had $90.1 million of available for sale securities. Securities with carrying values of approximately $87.5 million and $85.8 million at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At June 30, 2019, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $561.6 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2019 and $54.0 million short-term FHLB advances were outstanding as of December 31, 2018. The decrease in short-term borrowings from prior year end was primarily the result of growth in the Company’s time deposit and money market portfolio due to advertised promotions. There were no long-term FHLB advances outstanding as of June 30, 2019 and December 31, 2018. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2019 and December 31, 2018. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $114.3 million at June 30, 2019. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $93.6 million as of June 30, 2019, representing a net increase of $6.4 million from December 31, 2018.  The increase in capital was primarily the result of the net income of $5.2 million, an increase in surplus of $277 thousand and an increase of $2.4 million in unrealized gains on available for sale securities, offset by dividends declared of $1.5 million.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2019, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2019	December 31, 2018

	(Dollars In Thousands)
Tier I, common stockholders' equity	$92,371	$88,320
Tier II, allowable portion of allowance for loan losses	7,641	7,412
Total capital	$100,012	$95,732

Common equity tier 1 capital ratio	11.7%	11.3%
Tier I risk based capital ratio	11.7%	11.3%
Total risk based capital ratio	12.6%	12.2%
Tier I leverage ratio	8.2%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2019	December 31, 2018

	(Dollars In Thousands)
Tier I, common stockholders' equity	$92,432	$88,472
Tier II, allowable portion of allowance for loan losses	7,641	7,412
Total capital	$100,073	$95,884

Common equity tier 1 capital ratio	11.7%	11.3%
Tier I risk based capital ratio	11.7%	11.3%
Total risk based capital ratio	12.6%	12.2%
Tier I leverage ratio	8.2%	8.1%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at June 30, 2019. For income simulation purposes, personal and business savings reprice every three months, personal and business NOW accounts reprice every four months, and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.7%
Down 200 basis points	-4.1%

Up 100 basis points	-0.2%
Up 200 basis points	-0.8%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2019, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
10.1	Amended and Restated Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to
Annex A of Registrant's definitive proxy statement filed on May 1, 2019).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 13 to the financial statements under the caption “Basic and Diluted Earnings Per Share.”
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 6, 2019	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 6, 2019	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer