Form 10-Q
period 2019-09-30
Embassy Bancorp, Inc.
filed 2019-11-08
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 1, 2019	($1.00 Par Value)	7,477,813
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	September 30,	December 31,
ASSETS	2019	2018

	(In Thousands, Except Share Data)
Cash and due from banks	$21,321	$14,103
Interest bearing demand deposits with banks	25,650	13,473
Federal funds sold	1,000	-
Cash and Cash Equivalents	47,971	27,576
Securities available for sale	95,892	90,748
Restricted investment in bank stock	755	2,794
Loans receivable, net of allowance for loan losses of $7,762 in 2019; $7,412 in 2018	978,993	949,944
Premises and equipment, net of accumulated depreciation	2,068	2,174
Right of use asset	9,896	-
Bank owned life insurance	20,032	19,568
Accrued interest receivable	2,035	2,178
Other real estate owned	-	135
Other assets	3,806	4,270
Total Assets	$1,161,448	$1,099,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$176,130	$148,609
Interest bearing	858,903	782,906
Total Deposits	1,035,033	931,515
Securities sold under agreements to repurchase	10,147	18,883
Short-term borrowings	-	53,995
Accrued interest payable	2,812	1,689
Lease liability	10,049	-
Other liabilities	6,767	6,080
Total Liabilities	1,064,808	1,012,162
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2019 issued 7,542,860 shares; outstanding 7,477,813 shares;
2018 issued 7,529,567 shares; outstanding 7,464,520 shares;	7,543	7,530
Surplus	25,874	25,532
Retained earnings	62,910	56,410
Accumulated other comprehensive income (loss)	1,313	(1,247)
Treasury stock, at cost: 65,047 shares	(1,000)	(1,000)
Total Stockholders' Equity	96,640	87,225
Total Liabilities and Stockholders' Equity	$1,161,448	$1,099,387

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$9,995	$9,224	$29,463	$26,277
Securities, taxable	446	328	1,207	961
Securities, non-taxable	216	312	758	942
Short-term investments, including federal funds sold	209	99	523	232
Total Interest Income	10,866	9,963	31,951	28,412
INTEREST EXPENSE
Deposits	2,421	1,469	6,634	3,857
Securities sold under agreements to repurchase	17	11	62	23
Short-term borrowings	-	204	273	340
Total Interest Expense	2,438	1,684	6,969	4,220
Net Interest Income	8,428	8,279	24,982	24,192
PROVISION FOR LOAN LOSSES	120	60	345	540
Net Interest Income after Provision for Loan Losses	8,308	8,219	24,637	23,652
OTHER NON-INTEREST INCOME
Credit card processing fees	85	78	259	260
Debit card interchange fees	166	133	451	391
Other service fees	132	121	373	340
Bank owned life insurance, net	120	157	464	338
Gain (loss) on sale of other real estate owned	-	-	45	(16)
Impairment on other real estate owned	-	(56)	-	(83)
Total Other Non-Interest Income	503	433	1,592	1,230
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,586	2,472	7,850	7,319
Occupancy and equipment	865	794	2,546	2,216
Data processing	598	588	1,739	1,632
Credit card processing	(3)	24	63	90
Advertising and promotion	396	458	1,271	1,282
Professional fees	206	193	594	590
FDIC insurance	(3)	115	199	326
Loan & real estate	61	96	148	286
Charitable contributions	204	194	716	660
Other	397	441	1,269	1,217
Total Other Non-Interest Expenses	5,307	5,375	16,395	15,618

Income before Income Taxes	3,504	3,277	9,834	9,264
INCOME TAX EXPENSE	675	597	1,839	1,697
Net Income	$2,829	$2,680	$7,995	$7,567

BASIC EARNINGS PER SHARE	$0.38	$0.36	$1.07	$1.01

DILUTED EARNINGS PER SHARE	$0.38	$0.35	$1.06	$1.00

DIVIDENDS PER SHARE	$0.20	$0.17	$0.20	$0.17

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2019		2018

	(In Thousands)
Net Income		$2,829		$2,680
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on securities available for sale	194		(783)
Less: reclassification adjustment for realized gains	-		-
	194		(783)
Income tax effect	(41)		164
Net unrealized gain (loss)	153		(619)
Other comprehensive income (loss), net of tax		153		(619)
Comprehensive Income		$2,982		$2,061

	Nine Months Ended September 30,
	2019		2018

	(In Thousands)

Net Income		$7,995		$7,567
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on securities available for sale	3,240		(2,782)
Less: reclassification adjustment for realized gains	-		-
	3,240		(2,782)
Income tax effect	(680)		584
Net unrealized gain (loss)	2,560		(2,198)
Other comprehensive income (loss), net of tax		2,560		(2,198)
Comprehensive Income		$10,555		$5,369

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2018	$7,530	$25,532	$56,410	$(1,247)	$(1,000)	$87,225
Net income	-	-	2,552	-	-	2,552
Other comprehensive income, net of tax	-	-	-	1,598	-	1,598
Compensation expense recognized on stock options	-	1	-	-	-	1
Common stock grants to directors, 10,799 shares	10	151	-	-	-	161
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $608	-	51	-	-	-	51
Shares issued under employee stock purchase
plan, 894 shares	1	13	-	-	-	14
BALANCE - MARCH 31, 2019	$7,541	$25,748	$58,962	$351	$(1,000)	$91,602

Net income	-	-	2,614	-	-	2,614
Other comprehensive income, net of tax	-	-	-	809	-	809
Dividend declared, $.20 per share	-	-	(1,495)	-	-	(1,495)
Compensation expense recognized on stock options	-	1	-	-	-	1
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $558	-	50	-	-	-	50
Shares issued under employee stock purchase
plan, 712 shares	1	10	-	-	-	11
BALANCE - JUNE 30, 2019	$7,542	$25,809	$60,081	$1,160	$(1,000)	$93,592

Net income	-	-	2,829	-	-	2,829
Other comprehensive income, net of tax	-	-	-	153	-	153
Compensation expense recognized on stock options	-	1	-	-	-	1
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $507	-	51	-	-	-	51
Shares issued under employee stock purchase
plan, 888 shares	1	13	-	-	-	14
BALANCE - SEPTEMBER 30, 2019	$7,543	$25,874	$62,910	$1,313	$(1,000)	$96,640

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769
Net income	-	-	2,377	-	-	2,377
Other comprehensive loss, net of tax	-	-	-	(1,289)	-	(1,289)
Compensation expense recognized on stock options	-	1	-	-	-	1
Common stock grants to directors, 6,731 shares	6	105	-	-	-	111
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $546	-	64	-	-	-	64
Shares issued under employee stock purchase
plan, 927 shares	1	13	-	-	-	14
BALANCE - MARCH 31, 2018	$7,499	$25,181	$49,979	$(1,270)	$(342)	$81,047

Net income	-	-	2,510	-	-	2,510
Other comprehensive loss, net of tax	-	-	-	(290)	-	(290)
Dividend declared, $.17 per share	-	-	(1,271)	-	-	(1,271)
Compensation expense recognized on stock options	-	1	-	-	-	1
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $503	-	43	-	-	-	43
Shares issued under employee stock purchase
plan, 736 shares	1	13	-	-	-	14
BALANCE - JUNE 30, 2018	$7,500	$25,238	$51,218	$(1,560)	$(342)	$82,054

Net income	-	-	2,680	-	-	2,680
Other comprehensive loss, net of tax	-	-	-	(619)	-	(619)
Compensation expense recognized on stock options	-	1	-	-	-	1
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $459	-	44	-	-	-	44
Shares issued under employee stock purchase
plan, 862 shares	1	14	-	-	-	15
Shares issued under Dividend Reinvestment and Stock Purchase Plan, 11,599 shares	12	194	-	-	-	206
BALANCE - SEPTEMBER 30, 2018	$7,513	$25,491	$53,898	$(2,179)	$(342)	$84,381

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,995	$7,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	345	540
Amortization of deferred loan costs	190	163
Amortization of right of use asset	1,012	-
Depreciation	620	557
Net amortization of investment security premiums and discounts	117	138
Stock compensation expense	316	154
Net realized (gain) loss on sale of other real estate owned	(45)	18
Impairment on other real estate owned	-	83
Income on bank owned life insurance	(464)	(338)
Decrease (increase) in accrued interest receivable	143	(127)
Increase in other assets	(216)	(624)
Increase in accrued interest payable	1,123	422
Decrease in lease liability	(965)	-
Increase in other liabilities	793	889
Net Cash Provided by Operating Activities	10,964	9,442
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(20,429)	(9,793)
Maturities, calls and principal repayments of securities available for sale	18,408	10,039
Net increase in loans	(29,584)	(73,492)
Net redemption (purchase) of restricted investment in bank stock	2,039	(2,088)
Purchase of bank owned life insurance	-	(6,000)
Proceeds from sale of other real estate owned	180	216
Purchases of premises and equipment	(514)	(544)
Net Cash Used in Investing Activities	(29,900)	(81,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	103,518	15,222
Net (decrease) increase in securities sold under agreements to repurchase	(8,736)	7,876
Proceeds from Employee Stock Purchase Plan	39	43
(Decrease) increase in short-term borrowed funds	(53,995)	50,921
Proceeds from Dividend Reinvestment Plan	-	206
Dividends paid	(1,495)	(1,271)
Net Cash Provided by Financing Activities	39,331	72,997
Net Increase in Cash and Cash Equivalents	20,395	777
CASH AND CASH EQUIVALENTS - BEGINNING	27,576	33,534
CASH AND CASH EQUIVALENTS - ENDING	$47,971	$34,311

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,846	$3,798
Income taxes paid	$1,859	$1,903
Deferral of gain from sale of other real estate sold through bank financing	$-	$2
Other real estate acquired in settlement of loans	$-	$339

Non-cash Investing and Financing Activities:
Recognition of operating lease right of use assets	$10,908	$-
Recognition of operating lease liabilities	$11,014	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2019.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2019 through the date these consolidated financial statements were issued.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At September 30, 2019 and December 31, 2018, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2019:
Municipal bonds	$26,364	$989	$(4)	$27,349
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	67,866	799	(122)	68,543
Total	$94,230	$1,788	$(126)	$95,892

December 31, 2018:
U.S. Government agency obligations	$3,001	$-	$(4)	$2,997
Municipal bonds	35,171	515	(808)	34,878
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	54,154	127	(1,408)	52,873
Total	$92,326	$642	$(2,220)	$90,748

The amortized cost and fair value of securities as of September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$500	$502
Due after one year through five years	3,396	3,417
Due after five years through ten years	5,655	5,759
Due after ten years	16,813	17,671
	26,364	27,349
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	67,866	68,543
Total	$94,230	$95,892

There were no sales of securities for the three and nine months ended September 30, 2019 and 2018.

Securities with a carrying value of $84.2 million and $85.8 million at September 30, 2019 and December 31, 2018, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2019:	(In Thousands)
Municipal bonds	$867	$(4)	$-	$-	$867	$(4)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	10,055	(33)	8,806	(89)	18,861	(122)
Total Temporarily Impaired Securities	$10,922	$(37)	$8,806	$(89)	$19,728	$(126)

December 31, 2018:
U.S. Government agency obligations	$-	$-	$2,997	$(4)	$2,997	$(4)
Municipal bonds	3,231	(101)	7,711	(707)	10,942	(808)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	8,926	(57)	35,940	(1,351)	44,866	(1,408)
Total Temporarily Impaired Securities	$12,157	$(158)	$46,648	$(2,062)	$58,805	$(2,220)

The Company had five (5) securities in an unrealized loss position at September 30, 2019 and forty (40) securities in an unrealized loss position at December 31, 2018. The unrealized losses are due to market interest rate fluctuations. As of September 30, 2019, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $715 thousand as of September 30, 2019 and $2.8 million as of December 31, 2018. The Bank had ACBB stock at a carrying value of $40 thousand at September 30, 2019 and December 31, 2018.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2019.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019		December 31, 2018
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$417,823	42.38%	$428,487	44.79%
Commercial construction	10,185	1.03%	10,958	1.15%
Commercial	49,927	5.06%	38,425	4.02%
Residential real estate	507,254	51.45%	477,965	49.96%
Consumer	757	0.08%	850	0.09%
Total loans	985,946	100.00%	956,685	100.00%
Unearned origination fees	809		671
Allowance for loan losses	(7,762)		(7,412)
	$978,993		$949,944

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2019 and December 31, 2018, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2019	(In Thousands)
Commercial real estate	$416,350	$-	$1,473	$-	$417,823
Commercial construction	9,870	-	315	-	10,185
Commercial	49,832	95	-	-	49,927
Residential real estate	506,374	726	154	-	507,254
Consumer	757	-	-	-	757
Total	$983,183	$821	$1,942	$-	$985,946

December 31, 2018
Commercial real estate	$426,988	$-	$1,499	$-	$428,487
Commercial construction	10,643	-	315	-	10,958
Commercial	38,309	116	-	-	38,425
Residential real estate	476,811	747	407	-	477,965
Consumer	850	-	-	-	850
Total	$953,601	$863	$2,221	$-	$956,685

The Company had no foreclosed assets as of September 30, 2019.  At September 30, 2019, the Company had no recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure, as compared to $246 thousand at December 31, 2018.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,695	$1,959		$1,732	$1,996
Commercial construction	315	315		315	315
Commercial	-	-		-	-
Residential real estate	660	916		709	965
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-	-
Commercial	236	236	29	239	239	33
Residential real estate	823	823	176	848	848	186
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,695	$1,959	$-	$1,732	$1,996	$-
Commercial construction	315	315	-	315	315	-
Commercial	236	236	29	239	239	33
Residential real estate	1,483	1,739	176	1,557	1,813	186
Consumer	-	-	-	-	-	-
	$3,729	$4,249	$205	$3,843	$4,363	$219

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ending September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,702	$17	$5,738	$58
Commercial construction	315	3	315	3
Commercial	-	-	37	-
Residential real estate	667	3	849	3
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-
Commercial construction	-	-	-	-
Commercial	237	1	242	2
Residential real estate	828	7	911	7
Consumer	-	-	-	-
Total:
Commercial real estate	$1,702	$17	$5,738	$58
Commercial construction	315	3	315	3
Commercial	237	1	279	2
Residential real estate	1,495	10	1,760	10
Consumer	-	-	-	-
	$3,749	$31	$8,092	$73

	Nine Months Ending September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,713	$51	$6,146	$181
Commercial construction	315	9	315	8
Commercial	-	-	18	2
Residential real estate	684	8	916	8
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-
Commercial construction	-	-	-	-
Commercial	238	6	243	7
Residential real estate	835	22	945	23
Consumer	-	-	-	-
Total:
Commercial real estate	$1,713	$51	$6,146	$181
Commercial construction	315	9	315	8
Commercial	238	6	261	9
Residential real estate	1,519	30	1,861	31
Consumer	-	-	-	-
	$3,785	$96	$8,583	$229

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2019	December 31, 2018

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	19	269
Consumer	-	-
Total	$19	$269

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2019 and December 31, 2018, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

September 30, 2019	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$417,823	$417,823	$-
Commercial construction	-	-	-	-	10,185	10,185	-
Commercial	61	-	-	61	49,866	49,927	-
Residential real estate	251	-	-	251	507,003	507,254	-
Consumer	-	-	-	-	757	757	-
Total	$312	$-	$-	$312	$985,634	$985,946	$-

December 31, 2018
Commercial real estate	$323	$-	$-	$323	$428,164	$428,487	$-
Commercial construction	-	-	-	-	10,958	10,958	-
Commercial	138	-	-	138	38,287	38,425	-
Residential real estate	696	-	-	696	477,269	477,965	-
Consumer	-	-	-	-	850	850	-
Total	$1,157	$-	$-	$1,157	$955,528	$956,685	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending September 30, 2019
Beginning Balance - June 30, 2019	$3,220	$105	$643	$3,265	$24	$384	$7,641
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	(66)	(18)	74	145	(9)	(6)	120
Ending Balance - September 30, 2019	$3,154	$87	$717	$3,411	$15	$378	$7,762

Nine Months Ending September 30, 2019
Beginning Balance - December 31, 2018	$3,248	$94	$574	$3,179	$19	$298	$7,412
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	4	1	-	-	5
Provisions	(94)	(7)	139	231	(4)	80	345
Ending Balance - September 30, 2019	$3,154	$87	$717	$3,411	$15	$378	$7,762

Three Months Ending September 30, 2018
Beginning Balance - June 30, 2018	$2,381	$158	$420	$3,793	$27	$694	$7,473
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	62	(51)	(23)	26	(7)	53	60
Ending Balance - September 30, 2018	$2,443	$107	$397	$3,819	$20	$747	$7,533

Nine Months Ending September 30, 2018
Beginning Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040
Charge-offs	-	-	(40)	(23)	-	-	(63)
Recoveries	8	-	-	8	-	-	16
Provisions	184	(262)	(35)	324	2	327	540
Ending Balance - September 30, 2018	$2,443	$107	$397	$3,819	$20	$747	$7,533

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2019 and December 31, 2018:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2019
Allowance for Loan Losses
Ending Balance	$3,154	$87	$717	$3,411	$15	$378	$7,762
Ending balance: individually evaluated for impairment	$-	$-	$29	$176	$-	$-	$205
Ending balance: collectively evaluated for impairment	$3,154	$87	$688	$3,235	$15	$378	$7,557

Loans receivables:
Ending balance	$417,823	$10,185	$49,927	$507,254	$757		$985,946
Ending balance: individually evaluated for impairment	$1,695	$315	$236	$1,483	$-		$3,729
Ending balance: collectively evaluated for impairment	$416,128	$9,870	$49,691	$505,771	$757		$982,217

December 31, 2018
Allowance for Loan Losses
Ending Balance	$3,248	$94	$574	$3,179	$19	$298	$7,412
Ending balance: individually evaluated for impairment	$-	$-	$33	$186	$-	$-	$219
Ending balance: collectively evaluated for impairment	$3,248	$94	$541	$2,993	$19	$298	$7,193

Loans receivables:
Ending balance	$428,487	$10,958	$38,425	$477,965	$850		$956,685
Ending balance: individually evaluated for impairment	$1,732	$315	$239	$1,557	$-		$3,843
Ending balance: collectively evaluated for impairment	$426,755	$10,643	$38,186	$476,408	$850		$952,842

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

September 30, 2019	(In Thousands)
Commercial real estate	$1,249	$-	$1,249
Commercial construction	260	-	260
Commercial	236	-	236
Residential real estate	1,113	19	1,132
Consumer	-	-	-
	$2,858	$19	$2,877

December 31, 2018
Commercial real estate	$1,269	$-	$1,269
Commercial construction	260	-	260
Commercial	239	-	239
Residential real estate	1,150	23	1,173
Consumer	-	-	-
	$2,918	$23	$2,941

As of September 30, 2019, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and nine months ended September 30, 2019 and 2018.

e

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and nine months ended September 30, 2019 and 2018.

Note 6 – Guarantees

The Company, through the Bank, does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit and FHLB deposit letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.5 million of standby letters of credit outstanding as of September 30, 2019. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.0 million. Management does not consider the current amount of the liability as of September 30, 2019 for guarantees under standby letters of credit issued to be material.

FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party, which secure public deposits in the Bank. FHLB deposit letters of credit are secured by qualifying assets of the Bank. The Company, through the Bank, had $7.6 million of FHLB deposit letters of credit outstanding as of September 30, 2019 and none as of December 31, 2018.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s leases are all classified as operating leases with no short-term leases. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities, primarily, on the present value of unpaid future minimum lease payments. Additionally, the amounts, for the branch leases, were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. Impact to the consolidated income statements was not material in the current period. All operating equipment leases do not have renewal language in their contracts and therefore use the current term. In accordance with the guidance, the Company had an increase on its consolidated balance sheet as of September 30, 2019 for the right of use asset of $9.9 million offset by lease liabilities of $10.0 million, with the difference attributable to a transition adjustment required by ASC Topic 842 relating to previously recognized amounts. The cost for operating leases was $440 thousand and $1.3 million for the three and nine months ended September 30, 2019. Operating cash flow paid for lease liabilities was $412 thousand and $1.2 million for the three and nine months ended September 30, 2019. As of September 30, 2019, the operating leases overall had a weighted average lease term of 6.95 years, with the branch leases having a weighted average life of 7.02 years and equipment leases having a weighted average life of 2.66 years. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The weighted average discount rate for all operating leases was 3.17%, with branch leases having a weighted average discount rate of 3.18% and equipment leases having a weighted average discount rate of 2.81%.

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of September 30, 2019, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2019 (remainder of year)	$233	$156	$21	$410
2020	936	635	79	1,650
2021	953	647	39	1,639
2022	983	660	33	1,676
2023	1,000	672	4	1,676
Thereafter	2,101	2,109	1	4,211
Total Payments	6,206	4,879	177	11,262
Less: Discount Amount	649	557	7	1,213
Total Lease Liability	$5,557	$4,322	$170	$10,049

Note 8 – Deposits

The components of deposits at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
	(In Thousands)

Demand, non-interest bearing	$176,130	$148,609
Demand, NOW and money market, interest bearing	172,419	135,915
Savings	423,980	452,809
Time, $250 and over	97,478	70,337
Time, other	165,026	123,845
Total deposits	$1,035,033	$931,515

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2019, the scheduled maturities of time deposits are as follows (in thousands):

2019 (remainder of the year)	$35,969
2020	158,232
2021	34,289
2022	6,963
2023	23,148
2024	3,903
$262,504

The $68.3 million increase in the Company’s time deposits and $36.5 million increase in the Company’s Demand, NOW and money market, interest bearing was primarily due to time deposit and money market promotions. Most of the funds attracted were new deposits. There was also a decrease of $28.8 million in savings deposits that primarily shifted to higher yielding accounts. The Company also had a $27.5 million increase in non-interest bearing deposits. The funds were mainly used to pay down FHLB short-term borrowings, fund new loan growth, purchase securities available for sale, and increase interest bearing demand deposits with banks.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2019 and December 31, 2018:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
September 30, 2019
Repurchase Agreements:
Corporate Institutions	$10,147	$-	$10,147	$(10,147)	$-	$-

December 31, 2018
Repurchase Agreements:
Corporate Institutions	$18,883	$-	$18,883	$(18,883)	$-	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2019 and December 31, 2018, the fair value of securities pledged was $13.1 million and $23.8 million, respectively.

Note 10 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At September 30, 2019, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $567.4 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of September 30, 2019 and $54.0 million in short-term FHLB advances outstanding as of December 31, 2018. The decrease in short-term borrowings from prior year end was primarily the result of growth in the Company’s time deposit and money market portfolio due to advertised promotions. There were no long-term FHLB advances outstanding as of September 30, 2019 and December 31, 2018. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2019 and December 31, 2018. Advances from this line are unsecured.

Note 11 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the Plan and extend the term of the Plan for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the Plan increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At September 30, 2019, there were 500,000 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended September 30, 2019, there have been 140,113 awards granted. There were no awards granted during the three months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019 and 2018 there were 10,799 and 6,731 awards granted, respectively. The Company recognized compensation expense for restricted stock awards during the three and nine months ended September 30, 2019 of $51 thousand and $152 thousand, and during the three and nine months ended September 30, 2018 of $44 thousand and $151 thousand, respectively.

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  Stock compensation expense related to these options was $1 thousand and $3 thousand for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.  At September 30, 2019, approximately $1 thousand of unrecognized cost to the stock options will be recognized over the next year.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 9,558 shares have been issued as of September 30, 2019. The Company recognized discount expense in relation to the employee stock purchase plan of $1 thousand and $2 thousand during the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

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

The components of other comprehensive income (loss) both before tax and net of tax are as follows:

	Three Months Ended September 30,
	2019			2018

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$194	$(41)	$153	$(783)	$164	$(619)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$194	$(41)	$153	$(783)	$164	$(619)

	Nine Months Ended September 30,
	2019			2018

	(In Thousands)
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$3,240	$(680)	$2,560	$(2,782)	$584	$(2,198)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$3,240	$(680)	$2,560	$(2,782)	$584	$(2,198)

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three and nine months ended September 30, 2019 and 2018.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive income (loss) net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2019 and 2018	(In Thousands)
Balance June 30, 2019	$1,160
Other comprehensive income before reclassifications	153
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	153
Balance September 30, 2019	$1,313

Balance June 30, 2018	$(1,560)
Other comprehensive loss before reclassifications	(619)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(619)
Balance September 30, 2018	$(2,179)

Nine Months Ended September 30, 2019 and 2018
Balance January 1, 2019	$(1,247)
Other comprehensive income before reclassifications	2,560
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	2,560
Balance September 30, 2019	$1,313

Balance January 1, 2018	$19
Other comprehensive loss before reclassifications	(2,198)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(2,198)
Balance September 30, 2018	$(2,179)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,829	$2,680	$7,995	$7,567

Weighted average shares outstanding	7,476,936	7,474,877	7,474,400	7,473,044
Dilutive effect of potential common shares, stock options	62,051	66,573	61,979	66,508
Diluted weighted average common shares outstanding	7,538,987	7,541,450	7,536,379	7,539,552

Basic earnings per share	$0.38	$0.36	$1.07	$1.01
Diluted earnings per share	$0.38	$0.35	$1.06	$1.00

There were no stock options not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2019 and December 31, 2018, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
Municipal bonds	$-	$27,349	$-	$27,349
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	68,543	-	68,543
September 30, 2019 Securities available for sale	$-	$95,892	$-	$95,892

U.S. Government agency obligations	$-	$2,997	$-	$2,997
Municipal bonds	-	34,878	-	34,878
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	52,873	-	52,873
December 31, 2018 Securities available for sale	$-	$90,748	$-	$90,748

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
	(In Thousands)
September 30, 2019 Impaired loans	$-	$-	$854	$854
September 30, 2019 Other real estate owned	$-	$-	$-	$-
December 31, 2018 Impaired loans	$-	$-	$868	$868
December 31, 2018 Other real estate owned	$-	$-	$135	$135

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

At September 30, 2019, of the impaired loans having an aggregate balance of $3.7 million, $2.7 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

the balance owed on the loan. Of the remaining $1.0 million in impaired loans, an aggregate valuation allowance of $205 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2019:
Impaired loans	$854	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
			Liquidation expenses (2)	0% to -7.5% (-7.5%)
Other real estate owned	$-

December 31, 2018:
Impaired loans	$868	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-19.7%)
			Liquidation expenses (2)	0% to -8.5% (-8.0%)
Other real estate owned	$135	Listings, Letters of Intent	Liquidation expenses (2)	-5% (-5%)
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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2019 and December 31, 2018:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
September 30, 2019:
Financial assets:
Cash and cash equivalents	$47,971	$47,971	$47,971	$-	$-
Securities available-for-sale	95,892	95,892	-	95,892	-
Loans receivable, net of allowance	978,993	976,024	-	-	976,024
Restricted investments in bank stock	755	755	-	755	-
Accrued interest receivable	2,035	2,035	-	2,035	-
Financial liabilities:
Deposits	1,035,033	1,037,112	-	1,037,112	-
Securities sold under agreements to
repurchase and federal funds purchased	10,147	10,142	-	10,142	-
Accrued interest payable	2,812	2,812	-	2,812	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2018:
Financial assets:
Cash and cash equivalents	$27,576	$27,576	$27,576	$-	$-
Securities available-for-sale	90,748	90,748	-	90,748	-
Loans receivable, net of allowance	949,944	935,500	-	-	935,500
Restricted investments in bank stock	2,794	2,794	-	2,794	-
Accrued interest receivable	2,178	2,178	-	2,178	-
Financial liabilities:
Deposits	931,515	930,306	-	930,306	-
Securities sold under agreements to
repurchase and federal funds purchased	18,883	18,869	-	18,869	-
Short-term borrowings	53,995	53,995	-	53,995	-
Accrued interest payable	1,689	1,689	-	1,689	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 15 – Future Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In October 2019, the FASB voted to defer the adoption date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

and therefore the guidance is effective for the Company in 2023. The Company has not yet determined the impact this standard will have on its financial statements or results of operations.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

The Company’s assets increased $62.1 million from $1.10 billion at December 31, 2018 to $1.16 billion at September 30, 2019. The increase was in part due to the adoption of ASU No. 2016-02, pursuant to which the Company has recognized a right of use asset of $9.9 million as of September 30, 2019. The Company's deposits grew $103.5 million from $931.5 million at December 31, 2018 to $1.04 billion at September 30, 2019. The growth in the Company’s deposits was primarily the result of a $68.3 million increase in time deposits and a $36.5 million increase in interest bearing demand, NOW and money market accounts resulting from various promotions. In addition, the overall deposit growth is attributable to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. These funds were in part used to pay off FHLB short-term borrowings, fund new loan growth, purchase securities available for sale, and increase interest bearing demand deposits with banks. The Bank also continues to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

During the same period, loans receivable, net of allowance for loan losses, increased $29.1 million from $949.9 million at December 31, 2018 to $979.0 million at September 30, 2019. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company anticipates that its lending activity will increase in the short-term, as the Company expands its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended September 30, 2019 was $2.8 million compared to net income for the three months ended September 30, 2018 of $2.7 million, an increase of $149 thousand, or 5.6%. Basic and diluted earnings per share increased to $0.38 for the three months ended September 30, 2019, as compared to $0.36 for basic earnings per share and $0.35 for diluted earnings per share for the three months ended September 30, 2018. The difference in net income for the three months ended September 30, 2019 and September 30, 2018 resulted, in part, from an increase in net interest income due to the Company’s growing loan portfolio and increase in loan yields, increase in short-term investments and a decrease in FHLB short-term borrowing interest expense. The Company also had an increase in non-interest income from the growing customer base and no write downs of real estate owned in the quarter ending September 30, 2019, as well as a decrease in non-interest expenses primarily resulting from a decrease in advertising, FDIC insurance and other expenses, offset by increased deposit interest expense from the growth in deposit balances and rates and an increase in salaries and benefits and occupancy and equipment.

Net income for the nine months ended September 30, 2019 was $8.0 million compared to net income for the nine months ended September 30, 2018 of $7.6 million, an increase of $428 thousand, or 5.7%. Basic and diluted earnings per share increased to $1.07 and $1.06 for the nine months ended September 30, 2019, as compared to $1.01 and $1.00 for the nine months ended September 30, 2018. The difference in net income for the nine months ended September 30, 2019 and September 30, 2018 resulted, in part, from an increase in net interest income due to the Company’s growing loan portfolio and increase in yields, increase in short-term investments, decrease in FHLB short-term borrowing interest expense, decrease in the provision from loan loss, increase in non-interest income from the growing customer base, increase in bank owned life insurance income, gain on the sale of real estate owned and no write downs of real estate owned in the year ending September 30, 2019, decrease in FDIC insurance and loan and real estate non interest expenses, offset by increased deposit interest expense from the growth in deposit balances and rates, and an increase in non-interest expenses primarily caused by the increase in salaries and benefits, occupancy and equipment and data processing expense.

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended September 30, 2019 increased $903 thousand to $10.9 million, as compared to $10.0 million for the three months ended September 30, 2018. Average earning assets were $1.11 billion for the three months ended September 30, 2019, as compared to $1.04 billion for the three months ended September 30, 2018. The tax equivalent yield on average earning assets was 3.92% for the third quarter of 2019 compared to 3.85% for the third quarter of 2018.

Total interest expense for the three months ended September 30, 2019 increased $754 thousand to $2.4 million, as compared to $1.7 million for the three months ended September 30, 2018. Average interest bearing liabilities were $865.2 million for the three months ended September 30, 2019, as compared to $826.1 million for the three months ended September 30, 2018.  The yield on average interest bearing liabilities was 1.12% and 0.81% for the third quarter of 2019 and 2018, respectively.  The increase in yield was due primarily to changes in competitive pressure on deposit rates and resulting deposit promotions.

Total interest income for the nine months ended September 30, 2019 increased $3.6 million to $32.0 million as compared to $28.4 million for the nine months ended September 30, 2018.  Average earning assets were $1.09 billion for the nine months ended September 30, 2019 as compared to $1.01 billion for the nine months ended September 30, 2018. The tax equivalent yield on average earning assets was 3.96% for the nine months ended September 30, 2019 compared to 3.80% for the nine months ended September 30, 2018.

Total interest expense for the nine months ended September 30, 2019 increased $2.8 million to $7.0 million as compared to $4.2 million for the nine months ended September 30, 2018. Average interest bearing liabilities were $859.4 million for the nine months ended September 30, 2019 as compared to $800.3 million for the nine months ended September 30, 2018. The yield on average interest bearing liabilities was 1.08% and 0.70% for the nine months ended September 30, 2019 and September 30, 2018, respectively. The increase in yield was due primarily to changes in competitive pressure on deposit rates and resulting deposit promotions.

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

Net interest income for the three months ended September 30, 2019 was $8.4 million compared to $8.3 million for the three months ended September 30, 2018. The improvement in net interest income for the three months ended September 30, 2019 is the result of an increase in the balances and rates of taxable loans and taxable investments and an increase in the balances of interest bearing deposits with banks. Also contributing to the improvement in net interest income is a decrease in the balance of savings and a decrease in balance and rates of securities sold under agreement to repurchase and short-term borrowings, offset by an increase in the balances and rates of interest bearing demand deposits, NOW and money market accounts and certificates of deposit. The Company’s net interest margin decreased sixteen (16) basis points from 3.21% for the three months ended September 30, 2018 to 3.05% for the three months ended September 30, 2019.

Net interest income for the nine months ended September 30, 2019 was $25.0 million compared to $24.2 million for the nine months ended September 30, 2018. The improvement in net interest income for the nine months ended September 30, 2019 is the result of an increase in the balances and rates of: taxable loans, taxable investments, fed funds sold and interest bearing deposits with banks. Also contributing to the improvement in net interest income is a decrease in the balances of savings, securities sold under agreement to repurchase and short-term borrowings, offset by an increase in the balances and rates of interest bearing demand deposits, NOW and money market accounts and certificates of deposit and a decrease in the balance and rate of non-taxable investment securities. The Company’s net interest margin decreased thirteen (13) basis points from 3.24% for the nine months ended September 30, 2018 to 3.11% for the nine months ended September 30, 2019.

The table below sets forth average balances and corresponding yields for the corresponding periods ended September 30, 2019 and 2018, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2019			2018
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$964,990	$9,933	4.08%	$920,840	$9,158	3.95%
Loans - non-taxable (1)	7,863	62	3.96%	8,444	66	3.92%
Investment securities - taxable	68,867	446	2.57%	55,018	328	2.37%
Investment securities - non-taxable (1)	27,659	216	3.92%	35,732	312	4.38%
Federal funds sold	1,000	6	2.20%	574	3	1.95%
Interest bearing deposits with banks	35,494	203	2.27%	16,461	96	2.31%
TOTAL INTEREST EARNING ASSETS	1,105,873	10,866	3.92%	1,037,069	9,963	3.85%
Less allowance for loan losses	(7,669)			(7,503)
Other assets	50,575			38,786
TOTAL ASSETS	$1,148,779			$1,068,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$169,208	$341	0.80%	$126,719	$78	0.24%
Savings	425,802	542	0.51%	465,461	568	0.48%
Certificates of deposit	260,554	1,538	2.34%	182,090	823	1.79%
Securities sold under agreements to repurchase and short-term borrowings	9,666	17	0.70%	51,840	215	1.65%
TOTAL INTEREST BEARING LIABILITIES	865,230	2,438	1.12%	826,110	1,684	0.81%

Non-interest bearing demand deposits	166,829			150,254
Other liabilities	20,958			8,015
Stockholders' equity	95,762			83,973
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,148,779			$1,068,352

Net interest income		$8,428			$8,279
Tax equivalent adjustments
Loans		16			18
Investments		57			83
Total tax equivalent adjustments		73			101
Net interest income on a tax equivalent basis		$8,501			$8,380
Net interest spread			2.80%			3.04%
Net interest margin			3.05%			3.21%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2019 and 2018, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2019			2018
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$960,776	$29,278	4.07%	$894,074	$26,081	3.90%
Loans - non-taxable (1)	7,919	185	3.95%	8,513	196	3.90%
Investment securities - taxable	60,623	1,207	2.66%	54,869	961	2.34%
Investment securities - non-taxable (1)	30,698	758	4.18%	36,149	942	4.41%
Federal funds sold	745	13	2.30%	595	7	1.63%
Interest bearing deposits with banks	25,446	510	2.68%	15,548	225	1.93%
TOTAL INTEREST EARNING ASSETS	1,086,207	31,951	3.96%	1,009,748	28,412	3.80%
Less allowance for loan losses	(7,571)			(7,318)
Other assets	51,258			36,191
TOTAL ASSETS	$1,129,894			$1,038,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$152,763	$722	0.63%	$114,038	$151	0.18%
Savings	432,522	1,683	0.52%	486,723	1,759	0.48%
Certificates of deposit	249,084	4,229	2.27%	162,762	1,947	1.60%
Securities sold under agreements to repurchase, and short & long-term borrowings	25,007	335	1.79%	36,822	363	1.32%
TOTAL INTEREST BEARING LIABILITIES	859,376	6,969	1.08%	800,345	4,220	0.70%

Non-interest bearing demand deposits	158,188			149,015
Other liabilities	19,481			6,856
Stockholders' equity	92,849			82,405
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,129,894			$1,038,621

Net interest income		$24,982			$24,192
Tax equivalent adjustments
Loans		49			52
Investments		201			250
Total tax equivalent adjustments		250			302
Net interest income on a tax equivalent basis		$25,232			$24,494
Net interest spread			2.88%			3.10%
Net interest margin			3.11%			3.24%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2019 and 2018, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended			Nine Months Ended
	September 30, 2019 compared			September 30, 2019 compared
	to September 30, 2018			to September 30, 2018
	(In Thousands)
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest-earning assets:
Loans - taxable	$775	$439	$336	$3,197	$1,946	$1,251
Loans - non-taxable	(4)	(5)	1	(11)	(14)	3
Investment securities - taxable	118	83	35	246	101	145
Investment securities - non-taxable	(96)	(71)	(25)	(184)	(142)	(42)
Federal funds sold	3	2	1	6	2	4
Interest bearing deposits with banks	107	111	(4)	285	143	142
Total net change in income on
interest-earning assets	903	559	344	3,539	2,036	1,503

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	263	26	237	571	51	520
Savings	(26)	(48)	22	(76)	(196)	120
Certificates of deposit	715	355	360	2,282	1,033	1,249
Total deposits	952	333	619	2,777	888	1,889
Securities sold under agreements to
repurchase and other borrowings	(198)	(175)	(23)	(28)	(116)	88
Total net change in expense on
interest-bearing liabilities	754	158	596	2,749	772	1,977
Change in net interest income	$149	$401	$(252)	$790	$1,264	$(474)

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

For the three months ended September 30, 2019, the provision for loan losses was $120 thousand, as compared to $60 thousand for the same period ended September 30, 2018.  In the three months ended September 30, 2019, there were no charge-offs and $1 thousand in recoveries, as compared to no charge-offs or recoveries for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the provision for loan losses was $345 thousand, as compared to $540 thousand for the same period ended September 30, 2018.  In the nine months ended September 30, 2019, there were no charge-offs and $5 thousand in recoveries, as compared to $63 thousand in charge-offs and $16 thousand in recoveries for the nine months ended September 30, 2018. The allowance for loan losses is $7.8 million as of September 30, 2019, which is 0.79% of outstanding loans, compared to $7.5 million or 0.81% of outstanding loans as of September 30, 2018. At December 31, 2018, the allowance for loan losses was $7.4 million, which represented 0.77% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

	(In Thousands)
Loans receivable at end of period	$985,946	$931,066	$985,946	$931,066
Allowance for loan losses:
Balance, beginning	$7,641	$7,473	$7,412	$7,040
Provision for loan losses	120	60	345	540
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	(40)
Residential real estate	-	-	-	(23)
Consumer	-	-	-	-
Total loans charged off	-	-	-	(63)
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	8
Commercial construction	-	-	-	-
Commercial	-	-	4	-
Residential real estate	1	-	1	8
Consumer	-	-	-	-
Total recoveries	1	-	5	16
Net charge offs	1	-	5	(47)
Balance at end of period	$7,762	$7,533	$7,762	$7,533
Allowance for loan losses to loans receivable at end of period	0.79%	0.81%	0.79%	0.81%

Non-interest Income

Total non-interest income was $503 thousand for the three months ended September 30, 2019 compared to $433 thousand for the same period in 2018. The increase is attributable to an increase of $33 thousand in debit card interchange fees due primarily to the growing customer base and due to no impairment charges on other real estate owned in the third quarter of 2019, compared to impairment charges of $56 thousand on real estate owned for the quarter ending September 30, 2018. The increase in non-interest income was offset by a decrease in bank owned life insurance of $37 thousand.

Total non-interest income was $1.6 million for the nine months ended September 30, 2019 compared to $1.2 million for the same period in 2019. The increase is due primarily to an increase of $126 thousand in bank owned life insurance, in part, due to the purchase of an additional $6.0 million of bank owned life insurance in the third quarter of 2018. Also contributing to the improvement in non-interest income was an increase of $60 thousand in debit card interchange fees and an increase of $33 thousand in other service fees due primarily to the growing customer base. Gain on the sale of real estate owned of $45 thousand for the nine months ended September 30, 2019 was recognized, compared to a loss on the sale of real estate owned of $16 thousand and impairment write downs on other real estate owned of $83 thousand for the nine months ending September 30, 2018.

Non-interest Expense

Non-interest expenses decreased by $68 thousand from $5.4 million for the three months ended September 30, 2018 to $5.3 million for the same period ended September 30, 2019. The decrease in non-interest expenses is attributable to a decrease of $118 thousand in FDIC insurance due to FDIC assessment credits applied in the third quarter of 2019, a decrease of $27 thousand in credit card processing due to conversion costs to a new provider being less than anticipated, a decrease of $62 thousand in advertising and promotions, a decrease of  $35 thousand in loan & real estate resulting from a decrease in legal loan, collection and repossession fees and a decrease of $44 thousand in other expenses due primarily to decreases in other real estate owned expenses and operating expenses. The decrease in non-interest expenses was offset by an increase of $114 thousand in salaries and employee benefits. The Company had a 3.4% increase in full-time equivalent employees from eighty-nine (89) at September 30, 2018 to ninety-two (92) at September 30, 2019, respectively.  The increase in the number of employees, together with the annual increases in salaries and benefits, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to: an increase of $71 thousand in occupancy and equipment, in part due to an increase in rent expense, the opening of the Macungie Preview Center and expansion into the third floor of the Gateway office and an increase of $13 thousand in professional fees.

Non-interest expenses increased $777 thousand from $15.6 million for the nine months ended September 30, 2018 to $16.4 million for the same period ended September 30, 2019. The increase in non-interest expenses is primarily due to an increase of $531 thousand in salaries and employee benefits due to the increase in the number of employees and the annual increases in salaries and benefits. Additional increases in non-interest expenses are attributable to: an increase of $330 thousand in occupancy and equipment, in part due to an increase in rent expense, the opening of the Macungie Preview Center and expansion into the third floor of the Gateway office, an increase of $107 thousand in data processing due primarily to an expanding customer base, an increase of $56 thousand in charitable contributions due in part to the Educational Improvement Tax Credit program and an increase of $52 thousand in other expenses, offset by a decrease of $27 thousand in credit card processing due to conversion costs to a new provider being less than anticipated, a decrease of $127 thousand in FDIC insurance due to FDIC assessment credits applied in the third quarter of 2019 and a decrease of $138 thousand in loan and real estate expenses resulting from a decrease in legal loan, collection and repossession fees.

A breakdown of other expenses can be found in the statements of income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2019 totaled $675 thousand, or 19.3% of income before taxes. The provision for income taxes for the three months ended September 30, 2018 totaled $597 thousand, or 18.2% of income before taxes. The slight increase in the tax rate is primarily the result of the change in the mix of taxable and tax free loans and investments and decrease in income on bank owned life insurance. The provision for income taxes for the nine months ended September 30, 2019 totaled $1.8 million, or 18.7% of income before taxes, compared to the income taxes for the nine months ended September 30, 2018 totaling $1.7 million, or 18.3% of income before taxes. The slight increase in the tax rate is primarily the result of the change in the mix of taxable and tax free loans and investments, offset by the increase in income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of September 30, 2019. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2019 were $95.9 million compared to $90.7 million at December 31, 2018. The increase in the investment portfolio is the result of the purchase of six (6) mortgage-backed securities totaling $20.4 million and an increase in unrealized gains, offset by principal pay downs on mortgage-backed securities, maturities and calls. The carrying value of the securities portfolio as of September 30, 2019 includes a net unrealized gain of $1.7 million, which is recorded as accumulated other comprehensive income (loss) in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $1.6 million at December 31, 2018. The current unrealized gain position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans at September 30, 2019 increased $29.1 million to $979.0 million from $949.9 million at December 31, 2018. The gross loan-to-deposit ratio decreased from 103% at December 31, 2018 to 95% at September 30, 2019. The Bank’s loan portfolio at September 30, 2019 was comprised of residential real estate and consumer loans of $508.0 million, an increase of $29.2 million from December 31, 2018, and commercial loans of $477.9 million, an increase of $65 thousand from December 31, 2018. Commercial loans grew $3.8 million in the first two quarters of 2019, but fell $3.2 million in the third quarter of 2019 due to large pre-payments, primarily attributable to three commercial loan relationships where their businesses were sold. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The allowance for loan losses increased $350 thousand to $7.8 million at September 30, 2019 compared to $7.4 million at December 31, 2018. At September 30, 2019 and December 31, 2018, the allowance for loan losses represented 0.79% and 0.77%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At September 30, 2019, December 31, 2018, and September 30, 2018 aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three and nine months ended September 30, 2019.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2019	2018	2018

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	19	269	378
TDR loans, accruing interest and less than 90 days past due	2,858	2,918	2,971
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	2,877	3,187	3,349
Foreclosed assets	-	135	480
Total nonperforming assets	$2,877	$3,322	$3,829
Nonperforming loans to total loans at period-end	0.29%	0.33%	0.36%
Nonperforming assets to total assets	0.25%	0.30%	0.36%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $106 thousand from December 31, 2018 to September 30, 2019. This decrease is due primarily to depreciation on existing premises and equipment, offset by increases related to purchases.

Deposits

Total deposits at September 30, 2019 increased $103.5 million to $1.04 billion from $931.5 million at December 31, 2018. Demand, NOW and money market deposits increased $64.0 million, time deposits increased $68.3 million, and savings deposits decreased $28.8 million. The growth to the Company’s deposits was in part due to time deposit and money market promotions. The funds were primarily used to pay down FHLB short-term borrowings, to fund new loan growth, to purchase securities available for sale, and increase interest bearing demand deposits with banks. The growth was also due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent and proposed mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $48.0 million at September 30, 2019, compared to $27.6 million at December 31, 2018. The $20.4 million increase in cash and cash equivalents was primarily due to growth in deposits, offset by growth in the loan portfolio, growth in the investment portfolio, a decrease in securities sold under agreement to repurchase and the pay down of short-term borrowings.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At September 30, 2019, the Company had $95.9 million of available for sale securities. Securities with carrying values of approximately $84.2 million and $85.8 million at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At September 30, 2019, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $567.4 million.  This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of September 30, 2019 and $54.0 million short-term FHLB advances were outstanding as of December 31, 2018. The decrease in short-term borrowings from prior year end was primarily the result of growth in the Company’s time deposit and money market portfolio due to advertised promotions. There were no long-term FHLB advances outstanding as of September 30, 2019 and December 31, 2018. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2019 and December 31, 2018. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $140.5 million at September 30, 2019. At September 30, 2019 the Company had letters of credit outstanding of $3.5 million and FHLB deposit letters of credit outstanding of $7.6 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $96.6 million as of September 30, 2019, representing a net increase of $9.4 million from December 31, 2018.  The increase in capital was primarily the result of the net income of $8.0 million, an increase of $2.6 million in unrealized gains on available for sale securities, and an increase in surplus of $342 thousand due to stock grants and employee stock purchases with compensation expense, offset by dividends declared of $1.5 million.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2019, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	September 30, 2019	December 31, 2018

	(Dollars In Thousands)
Tier I, common stockholders' equity	$95,213	$88,320
Tier II, allowable portion of allowance for loan losses	7,762	7,412
Total capital	$102,975	$95,732

Common equity tier 1 capital ratio	11.7%	11.3%
Tier I risk based capital ratio	11.7%	11.3%
Total risk based capital ratio	12.6%	12.2%
Tier I leverage ratio	8.3%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	September 30, 2019	December 31, 2018

	(Dollars In Thousands)
Tier I, common stockholders' equity	$95,327	$88,472
Tier II, allowable portion of allowance for loan losses	7,762	7,412
Total capital	$103,089	$95,884

Common equity tier 1 capital ratio	11.7%	11.3%
Tier I risk based capital ratio	11.7%	11.3%
Total risk based capital ratio	12.6%	12.2%
Tier I leverage ratio	8.3%	8.1%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at September 30, 2019. For income simulation purposes, personal and business savings reprice every three months, personal and business NOW accounts reprice every four months, and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.5%
Down 200 basis points	-3.3%

Up 100 basis points	-0.9%
Up 200 basis points	-2.1%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2019, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 6 - Exhibit

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 8, 2019	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 8, 2019	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer