Form 10-K
period 2019-12-31
Embassy Bancorp, Inc.
filed 2020-03-11
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end    December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

Commission file number 000-53528

Embassy Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	26-3339011
(State of incorporation)	(I.R.S. Employer Identification No.)

One Hundred Gateway Drive, Suite 100 Bethlehem, PA	18017
(Address of principal executive offices)	(Zip Code)

(610) 882-8800
(Registrant’s Telephone Number) Securities registered under Section 12(b) of the Exchange Act:
None	None	None
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $93,734,640.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 6, 2020	($1.00 Par Value)	7,438,477
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Mission

The Company provides a traditional range of financial products and services to meet the depository and credit needs of individual consumers, small and medium sized businesses and professionals in its market area. As a locally owned and operated community bank, there is a strong focus on service that is highly personalized, efficient and responsive to local needs. It is the intention of the Company to deliver its products and services with the care and professionalism expected of a community bank and with a special dedication to personalized service. To create this environment, the Company employs an experienced, well-trained, highly motivated staff, with interest in building quality client relationships using state-of-the-art delivery systems and client service facilities. The Company’s senior management has extensive banking experience and establishes the Company’s goal to serve the financial needs of its clients and provide a profitable return to its investors, consistent with safe and sound banking practices.    The Company focuses on obtaining and retaining customer relationships by offering a broad range of financial services, competitively priced and delivered in a responsive manner, with emphasis on understanding the financial needs of its customers.

Correspondent relationships are utilized where it is cost beneficial. The specific objectives of the Company are: 1) to provide individuals, professionals and local businesses with the highest standard of relationship banking in the local market; 2) to attract deposits and loans by offering state of the art products and services with competitive pricing; 3) to provide a reasonable return to shareholders on capital invested; and 4) to attract, train and retain a happy, motivated and team-oriented group of banking professionals dedicated to meeting the Company’s objectives.

Market “Niche”

The Company provides the traditional array of commercial banking products and services emphasizing a one-on-one, sit down approach, for the delivery of products and services to consumers and businesses located in Lehigh and Northampton Counties in Pennsylvania. In the Company’s primary market area, which is dominated by offices of large statewide, regional and interstate banking institutions, banking services that are furnished in a friendly and courteous manner with a timely response to customer needs fill a “niche” that arises due to the continued loss of local institutions through merger and acquisitions.

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

Embassy Bancorp, Inc.

As for consumers, deposit growth is driven by a variety of factors including, but not limited to, population growth, bank and non-bank competition, local bank mergers and consolidations, increase in household income, interest rates, accessibility of location and the sales efforts of Company personnel. Time deposits can be attracted and increased by paying an interest rate higher than that offered by competitors, but are the most costly type of deposit. The most profitable type of deposits are non-interest bearing demand (checking) accounts which can be attracted by offering free checking. However, both high interest rates and free checking accounts generate certain expenses for a bank and the desire to increase deposits must be balanced with the need to be profitable and the extent of banking relationships with the customers. The deposit services of the Company are generally comprised of demand deposits, savings deposits, money market deposits, time deposits and Individual Retirement Accounts.

Loans

The loan portfolio of the Company consists primarily of secured fixed and variable rate loans, with a significant concentration in commercial real estate transactions and consumer residential real estate mortgage and home equity loans. While most credit facilities are appropriately collateralized, major emphasis is placed upon the financial condition of the borrower and evaluating the borrower’s cash flow versus debt service requirements. The Company has an experienced lending and private banking team. The Company believes that the familiarity of its experienced management team and members of the Company’s Loan Committee in regard to prospective local borrowers enables the Company to better evaluate the character, integrity and creditworthiness of the prospective borrowers.

Loan growth is driven by customer demand, which in turn is influenced by individual and business indebtedness and consumer demand for goods. The Company’s loan and private banking officers call upon accountants, financial planners, attorneys, local realtors and others to generate loans and loan referrals. Again, a balance between growth, credit risk and pricing are required to maintain performing loans for the Company, as lending money will always entail some risk. A performing loan is a loan which is being repaid according to its original terms and is the most desirable type of loan that a bank seeks to make. Without loans a bank cannot generate enough earnings to be profitable. The risk involved in each loan must, therefore, be carefully evaluated before the loan is made. The interest rate at which the loan is made should always reflect the risk factors involved, including the term of the loan, the value of collateral, if any, the reliability of the projected source of repayment and the amount of the loan requested. Credit quality will always be the Company’s most important factor.

The Company does not sell its mortgages into the secondary market, has not been involved in any “sub-prime” mortgage lending, and has not purchased or invested in any securities backed by or which include sub-prime loans.

Commercial Lending

The Company generally targets businesses with annual revenues of less than $10 million, including business owners, legal, and medical professionals. The Company offers responsiveness, flexibility and local decision making for loan applications of small business owners thereby eliminating delays caused by non-local management. The Company participates in local, state and federal loan programs.

Consumer Lending

The Company offers its retail customer base a product line of consumer loan services including mortgage loans, first time home buyer mortgages, secured home equity loans, lines of credit, auto loans, and to a much lesser extent, unsecured personal loans.

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

Other Services

To further attract and retain customer relationships, the Company currently provides or expects to provide the standard array of financial services expected of a community bank, which include the following:

ACH Origination	Credit/Debit Card Merchant Processing	Person to Person Payments
Apple Pay and Google Pay	Direct Deposit/ACH Services	Positive Pay
ATM and Debit Cards	Escrow Management Services	Remote Deposit Capture
Automated Teller Machines	Fraud Detection Services	Safe Deposit Boxes
Bank by Mail	Gift Cards	Treasurer Checks
Cash Management Services	Mobile Banking and Deposits	Wire Transfers
Certified Checks	Night Depository Services
Commercial Credit Cards	On-Line Banking and Bill Pay

Fee Income

Fee income is non-interest related. The Company earns fee income by charging customers for banking services, credit card and merchant processing, treasurer’s checks, overdrafts, wire transfers, check orders, cash management services, as well as other deposit and loan related fees. Unlike many in the industry, the Company does not sell its mortgages on the secondary market, nor does it offer trust or investment/brokerage services to its customers, all of which would generate additional fee income.

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

According to Federal Deposit Insurance Corporation (“FDIC”) data, as of June 30, 2019, the Company ranks 5th in market share in Northampton County with four (4) offices, and 6th in Lehigh County with five  (5) offices, with a combined deposit market share of 7.28% for both counties. The Company believes there is significant room for organic growth in its current market area of Lehigh and Northampton Counties. The Company continually evaluates strategic locations for branch offices within the Lehigh Valley, which are supplemented by convenient access through electronic banking products and services, for both consumer and commercial customers. The Company currently has

Embassy Bancorp, Inc.

nine (9) offices, inclusive of its Preview Center office in Macungie which opened in advance of its new permanent Macungie Office, scheduled to open in 2020.

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

Employees

As of December 31, 2019, the Company had a total of 95 full-time equivalent employees.

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

The Company believes it is able to compete within its market by offering competitive interest rates and a superior level of customer service, as reflected in our continued growth in market share. The recent consolidation of banks in the Company’s market, due to mergers and acquisitions, has also provided additional opportunities for the Company to build and grow new customer relationships.

Credit unions present a significant competitive challenge to the Company. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than banks can on a comparable basis. Credit unions, because they are not regulated by the FDIC, are also not currently subject to certain regulatory constraints imposed on the banks, such as the Community Reinvestment Act (“CRA”), which require the Company to implement procedures to make and monitor loans throughout the communities served. Adhering to such regulatory requirements raises the Company’s compliance costs associated with lending activities and reduces potential operating profits.  Accordingly, the Company competes by focusing on building customer relationships and maintaining the commitment to customer service the community has come to expect.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010, there is additional regulatory oversight and supervision of the Company and the Bank.  The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that affect the regulations of community banks and bank holding companies.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. On September 30, 2018 the deposit insurance fund reserve ratio reached 1.36%. Because the reserve ratio exceeded the 1.35%, small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for their portion of the assessment that contributed to the growth, to be applied when the reserve ratio was at least 1.38%. As of June 30, 2019, the ratio exceeded 1.38% and the Company received credits of $206 thousand during the year ending December 31, 2019. The Company has a remaining assessment credit balance of $44 thousand as of December 31, 2019.

The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly traded companies and allows financial institutions to pay interest on business checking accounts.  The

Embassy Bancorp, Inc.

legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.  The Dodd-Frank Act also establishes the Financial Stability Oversight Council to identify threats to the financial stability of the U.S., promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

Consumer Financial Protection Bureau

Through the Dodd-Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) was established as an independent entity within the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s rules contain provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay, loan servicing, and prepayment penalties.

On January 10, 2013, the CFPB issued a final regulation defining a “qualified mortgage” for purposes of the Dodd-Frank Act, and setting standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. This regulation, which became effective on January 10, 2014, also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.” On January 17, 2013, the CFPB issued a final regulation containing new mortgage servicing rules applicable to our bank subsidiary, which took effect on January 10, 2014. The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market. These changes affect notices to be given to consumers in reference to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers are also prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

Additionally, the servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred.

Capital Standards

In July 2013, the FDIC and the Federal Reserve Board approved final rules substantially amending the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes a new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. In January 2016, the new capital conservation buffer requirement started being phased in at 0.625% of risk-weighted assets and was fully implemented as of January 2019 for the Company. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Embassy Bancorp, Inc.

Effective in the third quarter of 2018, the Federal Reserve raised the consolidated asset limit to be considered a small bank holding company from $1 billion to $3 billion.  A company that qualifies as a small bank holding company is not subject to the Federal Reserve’s consolidated capital rules, although a company that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company elected to continue to report those amounts and ratios.

At December 31, 2019, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards and exceeded the capital conservation buffers.  See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

At December 31, 2019, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 12 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that DIF deposits would be subject to one-fifth of the assessment to which SAIF deposits are subject for FICO bond payments. Beginning in 2000, DIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The last of the remaining FICO bonds matured in September 2019 and therefore the last FICO assessment was collected in the first quarter of 2019.

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

Available Information

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934. Trades in Company common stock made by certain brokerage firms are reported on the OTCQX Market Tier of the OTC Markets under the symbol “EMYB”.  The Company is subject to the informational requirements of the Exchange Act, and, accordingly, electronically files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information with the SEC.  You may obtain these reports and statements, and any amendments, from the SEC’s website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.embassybank.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC.

The Company’s headquarters are located at 100 Gateway Drive, in Hanover Township, Bethlehem, Pennsylvania 18017, and its telephone number is 1-610-882-8800. The Company has adopted a Code of Conduct/Ethics that applies to all directors and officers of the Company. This document is available in the Investor Relations section on the Company’s website.  The information included on the website and the Investor Relations page are not considered a part of this document.

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

Embassy Bancorp, Inc.

Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, and (v) other external developments which could materially affect the Company’s business and operations including those described in this Report under section Item 1A – Risk Factors.

Embassy Bancorp, Inc.

Item 1A. RISK FACTORS.

Before investing in Embassy Bancorp, Inc. common stock, an investor should carefully consider the risk factors described below, which are not intended to be all inclusive, and review other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that we are not aware of, or that we currently deem less significant, or that we otherwise are not specifically focused on, may also impact our business, results of operations, and our common stock. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and an investor could lose all or part of his or her investment in the Company.

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

We are subject to credit risk.

As of December 31, 2019, approximately 49 percent of the Company’s loan portfolio consisted of commercial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate or secured consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Embassy Bancorp, Inc.

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

Unlike larger or regional financial institutions that are more geographically diversified, our success is dependent to a significant degree on economic conditions in Pennsylvania, especially in Lehigh and Northampton Counties, which are the counties and markets primarily served by us in the years up to and including 2019. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas served by us, could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. We can give no assurance that adverse changes in the local economy would not have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

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

Embassy Bancorp, Inc.

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

In the not too distant past, the capital and credit markets experienced extreme volatility and disruption. In some cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. If such levels of market disruption and volatility return, there can be no assurance that we will not experience adverse effects, which may materially affect our liquidity, financial condition, and profitability.

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

Acts of terrorism, natural disasters, global climate change, pandemics and global conflicts may have a negative impact on our business and operations.

Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts or other similar events could have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

Negative public opinion could damage our reputation and adversely affect our earnings.

Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including banking operations, our management of actual or potential conflicts of interest and ethical issues, and our protection of confidential client information. Negative public opinion can adversely affect our ability to keep and

Embassy Bancorp, Inc.

attract customers and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in the way we conduct our business activities and deal with our customers, communities and vendors, these steps may not be effective.

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

As of December 31, 2019, our directors and executive officers beneficially owned in excess of 26% of our issued and outstanding common stock on a fully diluted basis.  Such persons, as a group, will have sufficient votes to strongly influence the outcome of all matters submitted to our shareholders, including the election of directors.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company.

If we need to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our bank subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and bank regulatory agencies.  In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. As of December 31, 2019, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines.

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

Embassy Bancorp, Inc.

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

Provisions of our articles of incorporation and bylaws, Pennsylvania law, state and federal banking regulations, and our significant percentage of insider ownership, could act to delay or prevent a takeover by a third party.

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to our shareholders. By incorporating under Pennsylvania law, our board of directors owes its fiduciary duty solely to the corporation.  As such, Pennsylvania law does require a director to act solely because of the effect such action might have on an acquisition or potential acquisition of control of the corporation or the consideration that might be offered or paid to shareholders in such an acquisition.  Additionally, Pennsylvania law:

•

expands the factors and groups which a corporation’s board of directors can consider in determining whether an action is in the best interests of the corporation, including the effect of such action on its shareholders, employees, suppliers, customers, creditors and communities;

•	provides that a corporation’s board of directors need not consider the interests of any particular group (including the shareholders) as dominant or controlling;
•

provides that a corporation’s directors, in order to satisfy the presumption that they have acted in the best interests of the corporation, need not satisfy any greater obligation or higher burden of proof with respect to actions relating to an acquisition or potential acquisition of control; and

•

provides that actions relating to acquisitions of control that are approved by a majority of “disinterested directors” are presumed to satisfy the directors’ standard, unless it is proven by clear and convincing evidence that the directors did not assent to such action in good faith after reasonable investigation.

In addition, we have various anti-takeover measures in place under our articles of incorporation and bylaws, including a supermajority vote requirement for mergers, advance notice requirements for nominations for election of directors and the presentation of shareholder proposals at meetings of shareholders, a staggered Board of Directors, and the absence of cumulative voting.

Further, federal and state banking laws and regulations generally require filings and approvals prior to certain transactions that would result in a party acquiring control of our company.

Embassy Bancorp, Inc.

Any one or more of these laws or measures, particularly when coupled with the fact that our insiders hold approximately 26% of our voting shares, may impede the takeover of us and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

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

	2019		2018
	High	Low	High	Low
First Quarter	$15.51	$14.30	$18.00	$15.75
Second Quarter	$16.99	$15.07	$17.33	$16.08
Third Quarter	$16.90	$15.80	$18.35	$17.05
Fourth Quarter	$18.97	$16.00	$17.81	$14.06

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 6, 2020,  there are approximately 913 owners of record of the common stock of the Company.

(c)On September 30, 2019, the Company paid $1,495,385 or $0.20 per share, in an annual cash dividend on its common stock. On September 30, 2018, the Company paid $1,270,706, or $0.17 per share, in an annual cash dividend on its common stock.  As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company.  See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s shareholder approved Stock Incentive Plan, as of December 31, 2019:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	116,243	$ 7.34	500,000

(e)Sales of Securities.

None.

(f)Repurchase of Equity Securities.

There were no shares of common stock repurchased by the Company in 2019. The Company has not publicly announced any purchase plan or program.

Item 6. SELECTED FINANCIAL DATA.

Not required.

Embassy Bancorp, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

Other-than-temporary impairment accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2019 and 2018.

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

OVERVIEW

The Company’s assets grew $76.7 million from $1.1 billion at December 31, 2018 to $1.18 billion at December 31, 2019. The Company’s deposits grew $100.5 million from $931.5 million at December 31, 2018 to $1.03 billion at December 31, 2019. The growth in the Company’s deposits resulted primarily from a relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank. During the same period, loans receivable, net of the allowance for loan losses, increased $56.2 million to $1.01 billion at December 31, 2019 from $949.9 million at December 31, 2018. The market is very competitive and the Company is committed to maintaining a high quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company anticipates that its lending activity will continue to be strong in the short-term, as the Company expands its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

The Company’s net income increased $800 thousand, or 7.9%, to $10.9 million from $10.1 million in 2018.  Diluted earnings per share increased to $1.44 in 2019 from $1.34 in 2018, and basic earnings per share increased to $1.46 in 2019 from $1.35 in 2018, respectively. The difference in net income for the year ended  December 31, 2019 and

Embassy Bancorp, Inc.

December 31, 2018 resulted, in part, from an increase in interest income due to the Company’s growing loan portfolio and increase in yields, the change in the mix of the Company’s investment portfolio, an increase in other income, in part due to our growing customer base and increase in bank owned life insurance,  offset by an increase in interest expense due to the Company’s growth in interest bearing liability balances and rates and increase in non-interest expenses. Non-interest expenses increased, in part, from an increase in salaries and benefits of $652 thousand, primarily due to an increase in the full-time equivalent employees from ninety-one (91) at December 31, 2018 to ninety-five (95) at December 31, 2019 and annual increases in salaries and benefits.

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

2019 Compared to 2018

Total interest income for the year ended December 31, 2019 was $42.9 million, compared to $38.7 million for the year ended December 31, 2018. Total interest expense for the year ended December 31, 2019 was $9.3 million, compared to $6.1 million for the year ended December 31, 2018. The increase in interest income is due to the growth in the balances and increases in yields of taxable loans, the taxable investment portfolio and interest bearing deposits with banks, offset by a decrease in the balances and yields in the non-taxable investment portfolio.  The increase in interest expense is, in part, due to an increase in the yields on deposits from changes in competitive pressure on deposit rates which resulted in deposit promotions. Interest expense increased from an increase in yields on interest bearing demand deposits, NOW and money markets, savings, certificates of deposit, securities sold under agreements to repurchase and FHLB borrowings and an increase in the balances of interest bearing demand deposits, NOW and money markets, and certificates of deposit, offset by a decrease in the balances of savings and securities sold under agreements to repurchase and FHLB borrowings.  Net interest income increased 3.0% to $33.5 million for the year ended December 31, 2019 as compared to $32.6 million for the year ended December 31, 2018.

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

The Company determines interest rate spread and margin on both a GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-GAAP measure. The Company believes use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and non-taxable assets. However, it is supplemental to GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the non-GAAP measure may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2019 and 2018, and 34% for 2017.

The Company’s net interest margin for the year ended December 31, 2019 was 3.06% on a GAAP basis and 3.09% on a non-GAAP basis, compared to 3.19% on a GAAP basis and 3.23% on a non-GAAP basis for the year ended December 31, 2018. The decrease in the margin is due primarily to the increase in the balance and yields of  interest bearing demand deposits, NOW and money markets and certificates of deposit, in part due to deposit promotions, offset by the increased yields on the taxable loan and taxable investment portfolio and coupled with the significant

Embassy Bancorp, Inc.

growth in the taxable loan portfolio and decrease in savings, securities sold under agreements to repurchase and FHLB borrowings. During this market environment, the Company continued to grow and attract deposits and loans at competitive rates.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017

	Average		Tax Equivalent	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

				(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$970,232	$39,390	4.06%	$904,809	$35,516	3.93%	$816,235	$31,257	3.83%
Loans - non-taxable (1)	7,862	246	3.96%	8,454	261	3.91%	9,051	276	4.62%
Investment securities - taxable	62,157	1,614	2.60%	54,980	1,321	2.40%	53,641	930	1.73%
Investment securities - non-taxable (1)	29,770	990	4.21%	35,785	1,249	4.42%	38,436	1,311	5.17%
Federal funds sold	780	16	2.11%	557	10	1.79%	925	10	1.08%
Interest bearing deposits with banks	24,940	606	2.43%	16,155	334	2.07%	25,511	296	1.16%

TOTAL INTEREST EARNING ASSETS	1,095,741	42,862	3.94%	1,020,740	38,691	3.83%	943,799	34,080	3.70%

Less allowance for loan losses	(7,651)			(7,387)			(6,723)
Other assets	51,125			37,353			35,267

TOTAL ASSETS	$1,139,215			$1,050,706			$972,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$158,944	$1,094	0.69%	$118,792	$255	0.21%	$110,149	$100	0.09%
Savings	430,682	2,155	0.50%	477,881	2,323	0.49%	505,186	2,458	0.49%
Certificates of deposit	251,401	5,731	2.28%	169,679	2,877	1.70%	135,737	1,725	1.27%
Securities sold under agreements to repurchase and other borrowings	20,883	349	1.67%	43,568	682	1.57%	11,830	22	0.19%

TOTAL INTEREST BEARING LIABILITIES	861,910	9,329	1.08%	809,920	6,137	0.76%	762,902	4,305	0.56%

Non-interest bearing demand deposits	163,485			150,615			124,828
Other liabilities	19,533			6,873			6,692
Stockholders' equity	94,287			83,298			77,921

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,139,215			$1,050,706			$972,343

Net interest income		$33,533			$32,554			$29,775
Tax equivalent adjustments:
Loans		65			69			142
Investments		263			332			676
Total tax equivalent adjustments		328			401			818
Net interest income on a tax equivalent basis		$33,861			$32,955			$30,593
Net interest spread (GAAP basis)			2.83%			3.03%			3.05%
Net interest margin (GAAP basis)			3.06%			3.19%			3.15%
Net interest spread (non-GAAP basis)			2.86%			3.07%			3.14%
Net interest margin (non-GAAP basis)			3.09%			3.23%			3.24%

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

	2019 vs. 2018			2018 vs. 2017
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$2,568	$1,306	$3,874	$3,392	$867	$4,259
Loans - non-taxable	(18)	3	(15)	(18)	3	(15)
Investment securities - taxable	172	121	293	23	368	391
Investment securities - non-taxable	(210)	(49)	(259)	(90)	28	(62)
Federal funds sold	4	2	6	(4)	4	-
Interest bearing deposits with banks	182	90	272	(109)	147	38
Total net change in income on
interest-earning assets	2,698	1,473	4,171	3,194	1,417	4,611

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	86	753	839	8	147	155
Savings	(229)	61	(168)	(133)	(2)	(135)
Certificates of deposit	1,386	1,468	2,854	431	721	1,152
Total deposits	1,243	2,282	3,525	306	866	1,172
Securities sold under agreements to
repurchase and other borrowings	(355)	22	(333)	59	601	660
Total net change in expense on
interest-bearing liabilities	888	2,304	3,192	365	1,467	1,832
Change in net interest income	$1,810	$(831)	$979	$2,829	$(50)	$2,779

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

For the year ended December 31, 2019, the provision for loan losses was $605 thousand, compared to $1.1 million for the year ended December 31, 2018. Loans grew $56.2 million, or 5.9%, in 2019 over 2018.  There were no charge-offs in 2019 compared to total charge-offs of $728 thousand in 2018. The allowance for loan losses as of December 31, 2019 was $8.0 million representing 0.79% of outstanding loans, as compared to $7.4 million as of December 31, 2018, representing 0.77% of outstanding loans. Based principally on current economic conditions, perceived asset quality, and loan-loss experience of the Bank and comparable institutions in the Company’s market area, the allowance is believed to be adequate.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily credit card processing fees, debit card interchange fees, service fees on deposit and loan relationships and income from bank owned life

Embassy Bancorp, Inc.

insurance. Non-interest income also may include net gains and losses from the sale of available for sale securities and other real estate owned.

Total non-interest income was $2.2 million for the year ended December 31, 2019 compared to $1.7 million for the year ended December 31, 2018.  This increase in non-interest income is mainly due to a $309 thousand, or 80.9%, increase in bank owned life insurance, in part, due to the purchase of an additional $6.0 million of bank owned life insurance in the third quarter of 2018. Also contributing to the improvement in non-interest income was an increase of $70 thousand, or 12.9%, in debit card processing fees and an increase of $43 thousand, or 9.3%, in other service fees due primarily to the growing customer base. A gain of $45 thousand was recognized on the sale of other real estate owned with no impairment write down taken in 2019, compared to gains of $94 thousand and write downs of $84 thousand in 2018. As the deposit customer account base continues to grow and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company. Currently, and unlike many in the industry, the Company does not derive additional non-interest fee income by selling its mortgages in the secondary market, nor does it offer trust or investment/brokerage services to its customers.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2019 was $21.7 million, compared to $20.9 million for the year ended December 31, 2018. The increase in non-interest expenses is primarily due to an increase of $652 thousand, or 6.6%, over 2018, in salaries and employee benefits primarily due to the number of employees and the annual increase in salaries and benefits. The Company had ninety-five (95) compared to ninety-one  (91) full-time equivalent employees at December 31, 2019 and December 31, 2018, respectively.  Additional increases in non-interest expenses are attributable to: an increase of $385 thousand, or 12.8%, over 2018, in occupancy and equipment in part due to an increase in rent expense, leasehold improvements for the Macungie Preview Center and software expense; an increase of $169 thousand, or 7.8%, in data processing expense due primarily to the expanding customer base; an increase of $52 thousand, or 3.2%, in other expenses, offset by a decrease of $246 thousand, or 55.3%, in FDIC insurance premiums due to FDIC assessment credits applied in 2019 and a decrease of $143 thousand, or 40.4%, in loan and real estate expense primarily from a decrease in legal loan, collection and repossession fees.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.5 million and $2.3 million for December 31, 2019 and December 31, 2018, respectively. The effective rate on income taxes for the years ended December 31, 2019 and 2018 was 18.6% and 18.5%, respectively. The slight increase in the tax rate is primarily the result of the change in the mix of taxable and tax free loans and investments, offset by the increase in income on bank owned life insurance.

Embassy Bancorp, Inc.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.”  Management believes that a portfolio classification of available for sale allows complete flexibility in the management of the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk, non-investment grade, securities or derivatives as of December 31, 2019.

The Company’s securities portfolio was $90.8 million at December 31, 2019, a $81 thousand increase from securities of $90.7 million at December 31, 2018. The Company’s securities have increased primarily due to purchases in the amount of $20.4 million and an increase in unrealized gains of $3.3 million, offset by a combination of investment principal pay-downs, maturities and calls totaling $23.5 million. The carrying value of the securities portfolio as of December 31, 2019 includes a net unrealized gain of $1.7 million, as compared to a net unrealized loss of $1.6 million as of December 31, 2018, which is recorded to accumulated other comprehensive income in stockholders’ equity. This increase in the unrealized gain is due primarily to changes in market conditions from 2018 to 2019.  No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2019,  2018 and 2017.

	2019	2018	2017

	(In Thousands)

U.S. Government agency obligations	$-	$2,997	$9,988
Municipal securities	26,444	34,878	38,321
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	64,385	52,873	41,987
Total Securities Available for Sale	$90,829	$90,748	$90,296

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2019.  Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
Municipal securities	$786	5.79%	$3,348	4.65%	$5,959	2.91%	$16,351	4.30%	$26,444	4.08%
U.S. GSE - Mortgage-
backed securities-
residential	8	6.03%	30,246	2.75%	34,131	2.82%	-	-	64,385	2.79%
Total Debt Securities	$794	5.79%	$33,594	2.94%	$40,090	2.83%	$16,351	4.30%	$90,829	3.16%

Embassy Bancorp, Inc.

Loans

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2019. All of the Company’s loans are to domestic borrowers.

	December 31, 2019		December 31, 2018		December 31, 2017
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$427,987	42.24%	$428,487	44.79%	$347,292	40.46%
Commercial construction	12,622	1.25%	10,958	1.15%	30,090	3.51%
Commercial	53,747	5.30%	38,425	4.02%	36,406	4.24%
Residential real estate	518,150	51.13%	477,965	49.96%	443,601	51.68%
Consumer	820	0.08%	850	0.09%	904	0.11%

Gross loans	1,013,326	100.00%	956,685	100.00%	858,293	100.00%
Unearned origination costs	813		671		458
Allowance for loan losses	(8,022)		(7,412)		(7,040)

Net Loans	$1,006,117		$949,944		$851,711

	December 31, 2016		December 31, 2015
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$321,730	40.27%	$289,304	41.92%
Commercial construction	28,606	3.58%	17,786	2.58%
Commercial	39,045	4.89%	34,955	5.06%
Residential real estate	408,872	51.17%	347,316	50.33%
Consumer	718	0.09%	745	0.11%

Gross loans	798,971	100.00%	690,106	100.00%
Unearned origination costs	144		9
Allowance for loan losses	(6,517)		(6,068)

Net Loans	$792,598		$684,047

Embassy Bancorp, Inc.

The following table shows the maturities of the commercial loan portfolio and the loans subject to interest rate fluctuations at December 31, 2019.

	One year or Less	After One Year Through Five Years	After Five Years	Total

	(In Thousands)

Commercial real estate	$51,272	$187,131	$189,584	$427,987
Commercial construction	7,948	4,674	-	12,622
Commercial	22,520	19,576	11,651	53,747

	$81,740	$211,381	$201,235	$494,356

Fixed Rates	$42,897	$209,939	$201,197	$454,033
Variable Rates	38,843	1,442	38	40,323

	$81,740	$211,381	$201,235	$494,356

Credit Risk and Loan Quality

The allowance for loan losses increased $610 thousand to $8.0 million at December 31, 2019 from $7.4 million at December 31, 2018. At December 31, 2019 and December 31, 2018, the allowance for loan losses represented 0.79% and 0.77%, respectively, of total loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2019, aggregate balances on non-performing loans equaled $2.7 million compared to $3.2 million at December 31, 2018, representing 0.26% and 0.33% of total loans at December 31, 2019 and December 31, 2018, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings). Troubled debt restructuring loans, which are considered non-performing loans, outstanding at December 31, 2019 and 2018 totaled $2.7 million and $2.9 million, respectively. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection.  A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. At December 31, 2019, the Company had no recorded investment in consumer mortgage loans collateralized by residential real estate property that is in the process of foreclosure, as compared to $246 thousand at December 31, 2018.

Embassy Bancorp, Inc.

As of December 31, 2019, the Company had no foreclosed assets. The details for the non-performing loans and assets are included in the following table:

	December 31,

	2019	2018	2017	2016	2015

	(Dollars In Thousands)

Non-accrual - commercial	$-	$-	$104	$280	$230
Non-accrual - consumer	18	269	686	874	529
Restructured, accruing interest	2,663	2,918	4,705	4,831	4,723
Loans past due 90 or more days, accruing interest	-	-	-	55	-
Total nonperforming loans	2,681	3,187	5,495	6,040	5,482
Foreclosed assets	-	135	458	480	1,224
Total nonperforming assets	$2,681	$3,322	$5,953	$6,520	$6,706
Nonperforming loans to total loans	0.26%	0.33%	0.64%	0.76%	0.79%
Nonperforming assets to total assets	0.23%	0.30%	0.60%	0.71%	0.83%

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.79% of outstanding loans. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2019, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2019, the Company had $3.5 million of impaired loans (defined as a loan that management feels probable the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or loans considered to be troubled debt restructurings) compared to $3.8 million at December 31, 2018.  Most of the Company’s impaired loans required no specific reserves due to adequate collateral.  As of December 31, 2019, the Company had impaired loans of $1.1 million requiring a specific reserve of $202 thousand.  As of December 31, 2018, the Company had impaired loans of $1.1 million requiring a specific reserve of $219 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio:

	December 31,
	2019	2018	2017	2016	2015

	(Dollars In Thousands)

Loans receivable at end of year	$1,014,139	$957,356	$858,751	$799,115	$690,115

Allowance for loan losses:
Balance, beginning	$7,412	$7,040	$6,517	$6,068	$5,614
Provision for loan losses	605	1,080	1,085	770	532
Loans charged off:
Commercial real estate	-	-	(217)	(35)	(60)
Commercial construction	-	-	-	-	-
Commercial	-	(705)	(152)	(75)	-
Residential real estate	-	(23)	(206)	(207)	(28)
Consumer	-	-	-	(4)	-
Total charged off	-	(728)	(575)	(321)	(88)
Recoveries of loans previously charged-off:
Commercial real estate	-	12	13	-	10
Commercial construction	-	-	-	-	-
Commercial	4	-	-	-	-
Residential real estate	1	8	-	-	-
Consumer	-	-	-	-	-
Total recoveries	5	20	13	-	10
Net charged off	5	(708)	(562)	(321)	(78)
Balance at end of year	$8,022	$7,412	$7,040	$6,517	$6,068

Allowance for loan losses to loans
receivable at end of year	0.79%	0.77%	0.82%	0.82%	0.88%

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories and the related percent of total loans in each category. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2019	% of Total Loans	December 2018	% of Total Loans	December 2017	% of Total Loans	December 2016	% of Total Loans	December 2015	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$3,221	42.24%	$3,248	44.79%	$2,251	40.46%	$2,349	40.27%	$2,132	41.92%
Commercial construction	121	1.25%	94	1.14%	369	3.51%	516	3.58%	294	2.58%
Commercial	770	5.30%	574	4.02%	472	4.24%	423	4.89%	402	5.06%
Residential real estate	3,488	51.13%	3,179	49.96%	3,510	51.68%	2,937	51.17%	2,529	50.33%
Consumer	19	0.08%	19	0.09%	18	0.11%	15	0.09%	29	0.11%
Unallocated	403		298		420		277		682

Total Allowance for Loan Losses	$8,022	100.00%	$7,412	100.00%	$7,040	100.00%	$6,517	100.00%	$6,068	100.00%

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

Total deposits at December 31, 2019 were $1.03 billion, an increase of $100.5 million, or 10.8%, over total deposits of $931.5 million as of December 31, 2018.  The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2019	December 31, 2018	December 31, 2017

		(In Thousands)
Demand, non-interest bearing	$171,815	$148,609	$139,974
Demand, NOW and money market, interest bearing	180,869	135,915	110,122
Savings	425,284	452,809	507,840
Time, $250 and over	92,517	70,337	61,234
Time, other	161,483	123,845	81,684

Total deposits	$1,031,968	$931,515	$900,854

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits:

	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$158,944	0.69%	$118,792	0.21%	$110,149	0.09%
Savings	430,682	0.50%	477,881	0.49%	505,186	0.49%
Certificates of deposit	251,401	2.28%	169,679	1.70%	135,737	1.27%
Total interest bearing deposits	841,027	1.07%	766,352	0.71%	751,072	0.57%
Non-interest bearing demand deposits	163,485		150,615		124,828
Total	$1,004,512		$916,967		$875,900

Embassy Bancorp, Inc.

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $250,000 or more:

December 31, 2019
(In Thousands)
3 months or less	$31,062
Over 3 through 6 months	18,635
Over 6 through 12 months	22,648
Over 12 months	20,172

Total	$92,517

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the DIF that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, federal funds sold and short-term securities. There are other sources of liquidity that are available to the Company, as well, including those described below.

The Bank has borrowing capacity with the FHLB of approximately $580.9 million, which includes a line of credit for $150.0 million. There were short-term borrowings of $18.1 million outstanding as of December 31, 2019 and $54.0 million in short-term FHLB advances outstanding as of December 31, 2018. There were no long-term loans outstanding with the FHLB as of December 31, 2019 and December 31, 2018.  All FHLB borrowings are secured by qualifying assets of the Bank. The Bank also has a $10.0 million line of credit with Atlantic Community Bankers Bank, of which none was outstanding at December 31, 2019 and December 31, 2018. Advances from this line are unsecured.

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

Embassy Bancorp, Inc.

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the year ended December 31, 2019

	2020	2021-2022	2023-2024	Thereafter	Total

	(In Thousands)
Time deposits	$179,377	$47,756	$26,867	$-	$254,000
Short-term borrowings	18,067	-	-	-	18,067
Operating Leases	1,650	3,315	3,217	2,671	10,853

Total	$199,094	$51,071	$30,084	$2,671	$282,920

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans, lines of credit, and letters of credit made under the same standards as on-balance sheet loan instruments. These off-balance sheet arrangements at December 31, 2019 and December 31, 2018 totaled $142.4 million and $120.2 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Bank also issued standby letters of credit commitments for the benefit of a third party, which secure public deposits in the Bank through the FHLB. These deposit letters of credit are secured by qualifying assets of the Bank. The Company, through the Bank, had $7.6 million of FHLB deposit letters of credit outstanding as of December 31, 2019 and none as of December 31, 2018.  For further information see Note 4.

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

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2019, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Embassy Bancorp, Inc.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2019	December 31, 2018

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$98,230	$88,320
Tier 2, allowable portion of allowance for loan losses	8,022	7,412

Total capital	$106,252	$95,732

Common equity tier 1 capital ratio	12.0%	11.3%
Tier 1 risk based capital ratio	12.0%	11.3%
Total risk based capital ratio	13.0%	12.2%
Tier 1 leverage ratio	8.4%	8.1%

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

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2019	December 31, 2018

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$98,275	$88,472
Tier 2, allowable portion of allowance for loan losses	8,022	7,412

Total capital	$106,297	$95,884

Common equity tier 1 capital ratio	12.0%	11.3%
Tier 1 risk based capital ratio	12.0%	11.3%
Total risk based capital ratio	13.0%	12.2%
Tier 1 leverage ratio	8.4%	8.1%

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

Embassy Bancorp, Inc.

		Over 3	Over 1	Over 4
	0 to 3	Months to	Year to	Years to	Over 5
	Months	12 Months	3 Years	5 Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$18,590	$-	$-	$-	$-	$18,590
Investment securities	7,519	6,958	21,315	13,849	42,666	92,307
Loans, gross	89,717	112,743	208,880	186,487	416,312	1,014,139

Total interest-earning assets	115,826	119,701	230,195	200,336	458,978	1,125,036

Interest-bearing liabilities
NOW and money market accounts	73,592	107,277	-	-	-	180,869
Savings	425,284	-	-	-	-	425,284
Certificates of deposit	70,766	108,611	47,756	26,867	-	254,000
Other borrowed funds	18,067	-	-	-	-	18,067
Repurchase agreements
and federal funds purchased	7,208	-	-	-	-	7,208

Total interest-bearing liabilities	594,917	215,888	47,756	26,867	-	885,428

GAP	$(479,091)	$(96,187)	$182,439	$173,469	$458,978	$239,608

CUMULATIVE GAP	$(479,091)	$(575,278)	$(392,839)	$(219,370)	$239,608

GAP TO INTEREST EARNING
ASSETS	-42.58%	-8.55%	16.22%	15.42%	40.80%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-42.58%	-51.13%	-34.92%	-19.50%	21.30%

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2019. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	0.3%
Down 200 basis points	-0.7%

Up 100 basis points	-1.6%
Up 200 basis points	-3.4%

Embassy Bancorp, Inc.

Return on Assets and Equity

For the year ended December 31, 2019, the return on average assets was 0.95%, the return on average equity was 11.54%, and the ratio of average shareholders’ equity to average total assets was 8.28%.

For the year ended December 31, 2018, the return on average assets was 0.96%,  the return on average equity was 12.10%, and the ratio of average shareholders’ equity to average total assets was 7.93%.

Dividend Payout Ratio

For the year ended December 31, 2019 and 2018 the dividend payout ratio was 13.74% and 12.61%, respectively.

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

Embassy Bancorp, Inc.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Management Report on Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/
	/s/ David M. Lobach, Jr.	/s/ Judith A. Hunsicker
	David M. Lobach, Jr.	Judith A. Hunsicker
	Chairman, President and	First Executive Officer, Chief Operating
	Chief Executive Officer	Officer, Secretary and Chief Financial
	March 11, 2020	Officer
March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Embassy Bancorp, Inc. and Subsidiary:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and Subsidiary (collectively the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allentown, Pennsylvania

March 11, 2020

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2019	2018

	(In Thousands, Except Share Data)
Cash and due from banks	$5,825	$14,103
Interest bearing demand deposits with banks	33,161	13,473
Federal funds sold	1,000	-
Cash and Cash Equivalents	39,986	27,576
Securities available for sale	90,829	90,748
Restricted investment in bank stock	1,478	2,794
Loans receivable, net of allowance for loan losses of $8,022 in 2019; $7,412 in 2018	1,006,117	949,944
Premises and equipment, net of accumulated depreciation	2,123	2,174
Bank owned life insurance	20,259	19,568
Accrued interest receivable	2,048	2,178
Other real estate owned	-	135
Other assets	13,279	4,270
Total Assets	$1,176,119	$1,099,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$171,815	$148,609
Interest bearing	860,153	782,906
Total Deposits	1,031,968	931,515
Securities sold under agreements to repurchase	7,208	18,883
Short-term borrowings	18,067	53,995
Accrued interest payable	3,281	1,689
Other liabilities	15,980	6,080
Total Liabilities	1,076,504	1,012,162
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2019 issued 7,543,524 shares; outstanding 7,478,477 shares;
2018 issued 7,529,567 shares; outstanding 7,464,520 shares	7,544	7,530
Surplus	25,937	25,532
Retained earnings	65,794	56,410
Accumulated other comprehensive income (loss)	1,340	(1,247)
Treasury stock, at cost: 65,047 shares at December 31, 2019 and
December 31, 2018, respectively	(1,000)	(1,000)
Total Stockholders' Equity	99,615	87,225
Total Liabilities and Stockholders' Equity	$1,176,119	$1,099,387

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2019	2018

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans receivable, including fees	$39,636	$35,777
Securities, taxable	1,614	1,321
Securities, non-taxable	990	1,249
Short-term investments, including federal funds sold	622	344
Total Interest Income	42,862	38,691
INTEREST EXPENSE
Deposits	8,980	5,455
Securities sold under agreements to repurchase	74	43
Short-term borrowings	275	639
Total Interest Expense	9,329	6,137
Net Interest Income	33,533	32,554
PROVISION FOR LOAN LOSSES	605	1,080
Net Interest Income after Provision for Loan Losses	32,928	31,474
OTHER INCOME
Credit card processing fees	340	347
Debit card interchange fees	612	542
Other service fees	505	462
Bank owned life insurance	691	382
Gain on sale of other real estate owned	45	94
Impairment on other real estate owned	-	(84)
Total Other Income	2,193	1,743
OTHER EXPENSES
Salaries and employee benefits	10,464	9,812
Occupancy and equipment	3,400	3,015
Data processing	2,339	2,170
Credit card processing	85	114
Advertising and promotion	1,713	1,686
Professional fees	790	765
FDIC insurance	199	445
Loan & real estate	211	354
Charitable contributions	864	862
Other	1,683	1,631
Total Other Expenses	21,748	20,854

Income before Income Taxes	13,373	12,363
INCOME TAX EXPENSE	2,494	2,284
Net Income	$10,879	$10,079

BASIC EARNINGS PER SHARE	$1.46	$1.35

DILUTED EARNINGS PER SHARE	$1.44	$1.34

DIVIDENDS PER SHARE	$0.20	$0.17

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2019		2018

	(In Thousands)

Net Income		$10,879		$10,079
Change in Accumulated Other Comprehensive Income (Loss):
Unrealized holding gain (loss)
on securities available for sale	3,275		(1,602)
Less: reclassification adjustment
for realized gains	-		-
	3,275		(1,602)
Income tax effect	(688)		336
Net unrealized gain (loss)	2,587		(1,266)
Other comprehensive income (loss), net of tax		2,587		(1,266)
Comprehensive Income		$13,466		$8,813

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2017	$7,492	$24,998	$47,602	$19	$(342)	$79,769
Net income	-	-	10,079	-	-	10,079
Other comprehensive loss, net of tax	-	-	-	(1,266)	-	(1,266)
Dividend declared, $.17 per share	-	-	(1,271)	-	-	(1,271)
Compensation expense recognized on stock options	-	5	-	-	-	5
Common stock grants to directors,
6,731 shares	7	104	-	-	-	111
Common stock grants to officers,
16,116 shares, net of unearned compensation
expense of $659	16	178	-	-	-	194
Shares issued under employee stock purchase plan, 3,429 shares	3	53	-	-	-	56
Purchase treasury stock, 9,700 shares
at $17.60 per share and 30,000 shares at
$16.25 per share	-	-	-	-	(658)	(658)
Shares issued under Dividend Reinvestment
and Stock Purchase Plan, 11,599 shares	12	194	-	-	-	206
BALANCE - DECEMBER 31, 2018	$7,530	$25,532	$56,410	$(1,247)	$(1,000)	$87,225

BALANCE - DECEMBER 31, 2018	$7,530	$25,532	$56,410	$(1,247)	$(1,000)	$87,225
Net income	-	-	10,879	-	-	10,879
Other comprehensive income, net of tax	-	-	-	2,587	-	2,587
Dividend declared, $.20 per share	-	-	(1,495)	-	-	(1,495)
Compensation expense recognized on stock options	-	4	-	-	-	4
Common stock grants to directors,
10,799 shares	10	151	-	-	-	161
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $457	-	202	-	-	-	202
Shares issued under employee stock purchase plan, 3,158 shares	4	48	-	-	-	52
BALANCE - DECEMBER 31, 2019	$7,544	$25,937	$65,794	$1,340	$(1,000)	$99,615

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,879	$10,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	605	1,080
Amortization of deferred loan costs	262	229
Depreciation	829	774
Net amortization of investment security premiums and discounts	172	174
Stock compensation expense	367	310
Net realized gain on sale of other real estate owned	(45)	(94)
Impairment on other real estate owned	-	84
Income on bank owned life insurance	(691)	(382)
Deferred income taxes	(238)	16
Decrease (increase) in accrued interest receivable	130	(195)
Decrease (increase) in other assets	1,449	(648)
Increase in accrued interest payable	1,592	815
(Decrease) increase in other liabilities	(1,008)	596
Net Cash Provided by Operating Activities	14,303	12,838
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(20,429)	(17,284)
Maturities, calls and principal repayments of securities available for sale	23,451	15,056
Net increase in loans	(57,040)	(99,668)
Net redemption (purchase) of restricted investment in bank stock	1,316	(2,211)
Purchase of bank owned life insurance	-	(6,000)
Proceeds from sale of other real estate owned	180	457
Purchases of premises and equipment	(778)	(1,019)
Net Cash Used in Investing Activities	(53,300)	(110,669)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	100,453	30,661
Net (decrease) increase in securities sold under agreements to repurchase	(11,675)	8,884
Proceeds from Employee Stock Purchase Plan	52	56
(Decrease) increase in short-term borrowed funds	(35,928)	53,995
Acquisition of treasury stock	-	(658)
Proceeds from Dividend Reinvestment Plan	-	206
Dividends paid	(1,495)	(1,271)
Net Cash Provided by Financing Activities	51,407	91,873
Net Increase (Decrease) in Cash and Cash Equivalents	12,410	(5,958)
CASH AND CASH EQUIVALENTS - BEGINNING	27,576	33,534
CASH AND CASH EQUIVALENTS - ENDING	$39,986	$27,576

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$7,737	$5,322
Income taxes paid	$2,666	$2,713
Other real estate sold through bank financing	$-	$303
Deferral of gain from sale of other real estate sold through bank financing	$-	$2
Other real estate acquired in settlement of loans	$-	$429

Non-cash Investing and Financing Activities:
Recognition of operating lease right of use assets	$10,921	$-
Recognition of operating lease liabilities	$11,027	$-

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

Embassy Bancorp, Inc.

Other-than-temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2019 and 2018.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2019. No impairment charge was taken related to the FHLB or ACBB restricted stock as of December 31, 2018.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

The general portion of the allowance for loan losses covers pools of loans by major loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and other consumer loans. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using the loss migration method plus a qualitative factor, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans. The historical loss factor for each pool, includes but is not limited to, an average of the Company’s historical net charge-off ratio for the most recent rolling four years plus current year to date.

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

Embassy Bancorp, Inc.

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

	Year Ended December 31,
	2019	2018

	(Dollars In Thousands, Except Per Share Data)

Net income	$10,879	$10,079

Weighted average shares outstanding	7,475,262	7,472,893
Dilutive effect of potential common
shares, stock options	68,839	55,072
Diluted weighted average common
shares outstanding	7,544,101	7,527,965
Basic earnings per share	$1.46	$1.35
Diluted earnings per share	$1.44	$1.34

There were no stock options not considered in computing diluted earnings per common share for the year ended December 31, 2019. Anti-dilutive stock options of 4,227 were not considered in computing diluted earnings per common share for the year ended December 31, 2018.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 6 consecutive months of service during which at least 500 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four-year period. The Company’s contributions to the Plan for the years ended December 31, 2019 and 2018 were $210 thousand and $188 thousand, respectively.

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

Embassy Bancorp, Inc.

Stock-Based Compensation

The Company measures and records compensation expense for share-based payments based on the instrument's fair value on the date of grant. The fair value of each stock option grant is measured using the Black-Scholes option pricing model. The fair value of stock awards is based on the Company's stock price. Share-based compensation expense is recognized over the service period, generally defined as the vesting period.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation, Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 was issued to require share-based payment transactions for acquiring goods and services from non-employees be accounted for under the same guidance as those issued to employees. Among other things, the guidance requires non-employee share-based payments be measured at grant-date fair value of the equity instrument received. The Company adopted this guidance effective January 1, 2019. There was no effect on the consolidated financial statements upon adoption. The Company follows this guidance when measuring the share-based payments to non-employee directors as described in Note 10.

Non-Interest Income

The majority of the Company’s revenue-generating transactions are not subject to ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”, including revenue generated from financial instruments, such as its loans and investment securities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of Topic 606, which are presented in the consolidated statement of income as components of non-interest income, are credit card processing fees, debit card interchange fees, other service fees on deposit accounts, and gains and losses on other real estate owned. Credit card processing fees include income from commercial credit cards and merchant processing income. Income for such performance obligations are generally received at the time the performance obligations are satisfied or within the monthly service period. Service fees on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). The Company recognizes debit card interchange fees daily from debit cardholder transactions conducted through the MasterCard payment network. The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction prices and related gain or loss on the sale if a significant financing component is present. The Company does not sell its mortgages on the secondary market, nor does it offer trust or investment brokerage services to its customers to generate fee income.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2019 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements. In January 2020, the Company repurchased 40,000 shares of common stock into treasury at $18.00 per share in a privately negotiated transaction. In March 2020, the Company had long-term FHLB borrowings of $10.0 million at a rate of 0.79%, $2.7 million at a rate of 0.64% and $2.0 million at a rate of 0.61%, all of which have a maturity of two years.

Future Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also

Embassy Bancorp, Inc.

require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued an update to defer the implementation date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company under SEC Regulation S-K and, therefore, the guidance is effective for the Company in 2023. The Company has not yet determined the impact this standard will have on its financial statements or results of operations.

Reclassification

Certain amounts in the 2018  consolidated financial statements may have been reclassified to conform to 2019 presentation. These reclassifications had no effect on 2018 net income.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows at December 31, 2019 and 2018, respectively:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2019:
Municipal bonds	$25,586	$863	$(5)	$26,444
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	63,546	877	(38)	64,385
Total	$89,132	$1,740	$(43)	$90,829

December 31, 2018:
U.S. Government agency obligations	$3,001	$-	$(4)	$2,997
Municipal bonds	35,171	515	(808)	34,878
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	54,154	127	(1,408)	52,873
Total	$92,326	$642	$(2,220)	$90,748

The amortized cost and fair value of securities as of December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$764	$786
Due after one year through five years	3,333	3,348
Due after five years through ten years	5,857	5,959
Due after ten years	15,632	16,351
	25,586	26,444
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	63,546	64,385
	$89,132	$90,829

There were no sales of securities for the years ended December 31, 2019 and 2018.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2019:	(In Thousands)
Municipal bonds	$1,295	$(5)	$-	$-	$1,295	$(5)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	4,701	(1)	8,528	(37)	13,229	(38)
Total Temporarily Impaired Securities	$5,996	$(6)	$8,528	$(37)	$14,524	$(43)

December 31, 2018:
U.S. Government agency obligations	$-	$-	$2,997	$(4)	$2,997	$(4)
Municipal bonds	3,231	(101)	7,711	(707)	10,942	(808)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	8,926	(57)	35,940	(1,351)	44,866	(1,408)
Total Temporarily Impaired Securities	$12,157	$(158)	$46,648	$(2,062)	$58,805	$(2,220)

The Company had five  (5) securities in an unrealized loss position at December 31, 2019.  Unrealized losses are due only to market interest rate fluctuations. As of December 31, 2019, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.  None of the individual losses are significant.

Securities with a carrying value of $74.0 million and $85.8 million at December 31, 2019 and December 31, 2018, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 3 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable:

	December 31,
	2019	2018

	(In Thousands)

Commercial real estate	$427,987	$428,487
Commercial construction	12,622	10,958
Commercial	53,747	38,425
Residential real estate	518,150	477,965
Consumer	820	850

Total Loans	1,013,326	956,685

Unearned net loan origination costs	813	671
Allowance for Loan Losses	(8,022)	(7,412)

Net Loans	$1,006,117	$949,944

Embassy Bancorp, Inc.

The following table summarizes information in regards to the allowance for loan losses as of December 31, 2019 and 2018, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses
Year Ending December 31, 2019
Beginning Balance - December 31, 2018	$3,248	$94	$574	$3,179	$19	$298	$7,412
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	4	1	-	-	5
Provisions	(27)	27	192	308	-	105	605
Ending Balance - December 31, 2019	$3,221	$121	$770	$3,488	$19	$403	$8,022

Year Ending December 31, 2018
Beginning Balance - December 31, 2017	$2,251	$369	$472	$3,510	$18	$420	$7,040
Charge-offs	-	-	(705)	(23)	-	-	(728)
Recoveries	12	-	-	8	-	-	20
Provisions	985	(275)	807	(316)	1	(122)	1,080
Ending Balance - December 31, 2018	$3,248	$94	$574	$3,179	$19	$298	$7,412

Embassy Bancorp, Inc.

The following tables represent the allocation of the allowance for loan losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2019 and December 31, 2018, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2019
Allowance for Loan Losses
Ending Balance	$3,221	$121	$770	$3,488	$19	$403	$8,022
Ending balance: individually evaluated for impairment	$-	$-	$27	$175	$-	$-	$202
Ending balance: collectively evaluated for impairment	$3,221	$121	$743	$3,313	$19	$403	$7,820

Loans receivables:
Ending balance	$427,987	$12,622	$53,747	$518,150	$820		$1,013,326
Ending balance: individually evaluated for impairment	$1,626	$315	$234	$1,346	$-		$3,521
Ending balance: collectively evaluated for impairment	$426,361	$12,307	$53,513	$516,804	$820		$1,009,805

December 31, 2018
Allowance for Loan Losses
Ending Balance	$3,248	$94	$574	$3,179	$19	$298	$7,412
Ending balance: individually evaluated for impairment	$-	$-	$33	$186	$-	$-	$219
Ending balance: collectively evaluated for impairment	$3,248	$94	$541	$2,993	$19	$298	$7,193

Loans receivables:
Ending balance	$428,487	$10,958	$38,425	$477,965	$850		$956,685
Ending balance: individually evaluated for impairment	$1,732	$315	$239	$1,557	$-		$3,843
Ending balance: collectively evaluated for impairment	$426,755	$10,643	$38,186	$476,408	$850		$952,842

Embassy Bancorp, Inc.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2019 and 2018, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,626	$1,890		$1,686	$86
Commercial construction	315	315		315	11
Commercial	-	-		-	-
Residential real estate	530	786		640	14
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	234	234	27	236	10
Residential real estate	816	816	175	828	30
Consumer	-	-	-	-	-
Total:
Commercial real estate	$1,626	$1,890	$-	$1,686	$86
Commercial construction	315	315	-	315	11
Commercial	234	234	27	236	10
Residential real estate	1,346	1,602	175	1,468	44
Consumer	-	-	-	-	-
	$3,521	$4,041	$202	$3,705	$151
December 31, 2018
With no related allowance recorded:
Commercial real estate	$1,732	$1,996		$4,733	$199
Commercial construction	315	315		315	11
Commercial	-	-		18	2
Residential real estate	709	965		832	10
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	239	239	33	242	10
Residential real estate	848	848	186	911	31
Consumer	-	-	-	-	-
Total:
Commercial real estate	$1,732	$1,996	$-	$4,733	$199
Commercial construction	315	315	-	315	11
Commercial	239	239	33	260	12
Residential real estate	1,557	1,813	186	1,743	41
Consumer	-	-	-	-	-
	$3,843	$4,363	$219	$7,051	$263

Embassy Bancorp, Inc.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2019 and 2018, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2019	(In Thousands)
Commercial real estate	$426,526	$-	$1,461	$-	$427,987
Commercial construction	12,307	-	315	-	12,622
Commercial	53,656	91	-	-	53,747
Residential real estate	517,281	719	150	-	518,150
Consumer	820	-	-	-	820
Total	$1,010,590	$810	$1,926	$-	$1,013,326

December 31, 2018
Commercial real estate	$426,988	$-	$1,499	$-	$428,487
Commercial construction	10,643	-	315	-	10,958
Commercial	38,309	116	-	-	38,425
Residential real estate	476,811	747	407	-	477,965
Consumer	850	-	-	-	850
Total	$953,601	$863	$2,221	$-	$956,685

The following table presents nonaccrual loans by classes of the loan portfolio:

	December 31,

	2019	2018

	(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	18	269
Consumer	-	-
Total	$18	$269

Embassy Bancorp, Inc.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2019 and 2018, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

December 31, 2019	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$427,987	$427,987	$-
Commercial construction	-	-	-	-	12,622	12,622	-
Commercial	-	-	-	-	53,747	53,747	-
Residential real estate	951	-	-	951	517,199	518,150	-
Consumer	-	-	-	-	820	820	-
Total	$951	$-	$-	$951	$1,012,375	$1,013,326	$-

December 31, 2018
Commercial real estate	$323	$-	$-	$323	$428,164	$428,487	$-
Commercial construction	-	-	-	-	10,958	10,958	-
Commercial	138	-	-	138	38,287	38,425	-
Residential real estate	696	-	-	696	477,269	477,965	-
Consumer	-	-	-	-	850	850	-
Total	$1,157	$-	$-	$1,157	$955,528	$956,685	$-

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

Embassy Bancorp, Inc.

The following table presents TDRs outstanding at December 31, 2019 and 2018, respectively:

	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
December 31, 2019
Commercial real estate	$1,188	$-	$1,188
Commercial construction	260	-	260
Commercial	233	-	233
Residential real estate	982	18	1,000
Consumer	-	-	-
	$2,663	$18	$2,681

December 31, 2018
Commercial real estate	$1,269	$-	$1,269
Commercial construction	260	-	260
Commercial	239	-	239
Residential real estate	1,150	23	1,173
Consumer	-	-	-
	$2,918	$23	$2,941

There were no new TDRs during the year ended December 31, 2019 and December 31, 2018.

As December 31, 2019 and 2018, no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the years ended December 31, 2019 and December 31, 2018.

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

Embassy Bancorp, Inc.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2019	2018

	(In Thousands)

Commitments to grant loans, fixed	$14,574	$1,560
Commitments to grant loans, variable	1,450	2,076
Unfunded commitments under lines of credit, fixed	16,967	15,680
Unfunded commitments under lines of credit, variable	106,491	95,372
Standby letters of credit	2,889	5,551

	$142,371	$120,239

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2019 and 2018 was $2.9 million and $5.6 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.8 million and $4.3 million, respectively. The current amount of the liability as of December 31, 2019 and 2018 for guarantees under standby letters of credit issued is not considered material.

FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party, which secure public deposits in the Bank. FHLB deposit letters of credit are secured by qualifying assets of the Bank. The Company, through the Bank, had $7.6 million of FHLB deposit letters of credit outstanding as of December 31, 2019 and none as of December 31, 2018.

Embassy Bancorp, Inc.

Note 5 - Bank Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
	2019	2018

	(In Thousands)

Furniture, fixtures and equipment	$3,396	$3,284
Leasehold improvements	3,268	3,209
Computer equipment and data processing software	3,771	3,320
Automobiles	272	228
Construction in progress	127	15

	10,834	10,056
Accumulated depreciation	(8,711)	(7,882)

	$2,123	$2,174

Note 6 – Deposits

The components of deposits:

	December 31,
	2019	2018

	(In Thousands)

Demand, non-interest bearing	$171,815	$148,609
Demand, NOW and money market, interest bearing	180,869	135,915
Savings	425,284	452,809
Time, $250 and over	92,517	70,337
Time, other	161,483	123,845
Total deposits	$1,031,968	$931,515

At December 31, 2019, the scheduled maturities of time deposits are as follows (in thousands):

2020	$179,377
2021	40,541
2022	7,215
2023	22,974
2024	3,893

$254,000

Embassy Bancorp, Inc.

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

	2019	2018

	(Dollars In Thousands)

Balance outstanding at December 31	$7,208	$18,883
Weighted average interest rate at the end of the year	0.588%	0.220%
Average daily balance during the year	$10,870	$16,901
Weighted average interest rate during the year	0.676%	0.260%
Maximum month-end balance during the year	$17,570	$20,050

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company's consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

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

Embassy Bancorp, Inc.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2019 and December 31, 2018:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2019
Repurchase Agreements:
Corporate Institutions	$7,208	$-	$7,208	$(7,208)	$-	$-

December 31, 2018
Repurchase Agreements:
Corporate Institutions	$18,883	$-	$18,883	$(18,883)	$-	$-

As of December 31, 2019 and December 31, 2018, the fair value of securities pledged was $10.1 million and $23.8 million, respectively.

Note 8 – Short-term and Long-term Borrowings

The Bank has borrowing capacity with the FHLB of approximately $580.9 million, which includes a line of credit for $150.0 million. There were short-term borrowings of $18.1 million outstanding as of December 31, 2019 and $54.0 million outstanding as of December 31, 2018. There were no long-term loans outstanding with the FHLB as of December 31, 2019 and December 31, 2018.  All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a $10.0 million line of credit with ACBB, of which none was outstanding at December 31, 2019 and 2018. Advances from this line are unsecured.

Note 9 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Senior Loan Officer.

The Company has an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death or disability.  As of December 31, 2019 and 2018, other liabilities include $5.3 million and $4.8 million, respectively, accrued under these plans.  For the years ended December 31, 2019 and 2018, $463 thousand and $521 thousand, respectively, were expensed under these plans.

Note 10 - Stock Incentive Plan and Employee Stock Purchase Plan

     Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the Plan and extend the term of the Plan for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the

Embassy Bancorp, Inc.

Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the Plan increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At December 31, 2019, there were 500,000 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also granted restricted stock to certain officers under individual agreements with these officers.  Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years.  Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the Company’s restricted stock grants activity for the year ended December 31, 2019, there have been 140,113 awards granted.  During the years ended December 31, 2019 and 2018 there were 10,799 and 22,847 awards granted, respectively. During the years ended December 31, 2019 and 2018 the Company recognized $363 thousand and $305 thousand in compensation expense for the restricted stock awards.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2019 and 2018 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2017	46,524	$13.16
Granted	22,847	15.51
Vested	(19,911)	14.31

Non-Vested at December 31, 2018	49,460	$13.78
Granted	10,799	14.92
Vested	(25,005)	14.49

Non-Vested at December 31, 2019	35,254	$13.63

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  Stock compensation expense related to these options was $4 thousand and $5 thousand for the years ended December 31, 2019 and 2018, respectively.  At December 31, 2019,  there was no unrecognized cost to the stock options.

Embassy Bancorp, Inc.

Activities under the SIP, related to stock options, is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2017	116,243	$7.34
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2018	116,243	$7.34
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2019	116,243	$7.34

Exercisable, December 31, 2019	116,243	$7.34

Stock options outstanding at December 31, 2019 are exercisable at prices ranging from $6.60 to $13.21 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2019 is 2.06 years. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2018 was 3.06 years and 3.01 years, respectively. At December 31, 2019, the aggregate intrinsic value of options outstanding and exercisable was $1.3 million.  The intrinsic value was determined by using the latest known sales price of the Company’s common stock.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2019:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.60 to $8.26	$7.14	112,016	1.91	112,016
$11.56 to $13.21	$12.64	4,227	5.98	4,227

		116,243	2.06	116,243

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 10,222 shares have been issued as of December 31, 2019. The Company recognized discount expense in relation to the employee stock purchase plan of $3 thousand during the years ending December 31, 2019 and 2018.

Embassy Bancorp, Inc.

Note 11 – Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Year Ended December 31,
	2019			2018

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$3,275	$(688)	$2,587	$(1,602)	$336	$(1,266)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$3,275	$(688)	$2,587	$(1,602)	$336	$(1,266)

(A) Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no gains on securities available for sale for the twelve months ended December 31, 2019 and 2018.

A summary of the accumulated other comprehensive income (loss), net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2019 and 2018
Balance January 1, 2019	$(1,247)
Other comprehensive income before reclassifications	2,587
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	2,587
Balance December 31, 2019	$1,340

Balance January 1, 2018	$19
Other comprehensive loss before reclassifications	(1,266)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,266)
Balance December 31, 2018	$(1,247)

Note 12 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2019, the Company had a $15.6 million minimum reserve balance.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The final rules implementing the BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. banks (BASEL III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and were fully phased in on January 1, 2019. Under the BASEL III rules the Company and the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer has been phased in from 0.0% for 2015 to 2.50% at January 1, 2019. The net unrealized gain or losses on available-for-sale securities are not included in computing regulatory

Embassy Bancorp, Inc.

capital amounts. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2019, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2019 and 2018 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2019:
Total capital (to risk-weighted assets)	$106,252	13.0%	$	≥	65,584	≥	8.0%	$	≥	81,980	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	98,230	12.0		≥	36,891	≥	4.5		≥	53,287	≥	6.5
Tier 1 capital (to risk-weighted assets)	98,230	12.0		≥	49,188	≥	6.0		≥	65,584	≥	8.0
Tier 1 capital (to average assets)	98,230	8.4		≥	46,674	≥	4.0		≥	58,343	≥	5.0

December 31, 2018:
Total capital (to risk-weighted assets)	$95,732	12.2%	$	≥	62,761	≥	8.0%	$	≥	78,451	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	88,320	11.3		≥	35,303	≥	4.5		≥	50,993	≥	6.5
Tier 1 capital (to risk-weighted assets)	88,320	11.3		≥	47,071	≥	6.0		≥	62,761	≥	8.0
Tier 1 capital (to average assets)	88,320	8.1		≥	43,462	≥	4.0		≥	54,327	≥	5.0

Embassy Bancorp, Inc.

The Company’s actual capital amounts and ratios at December 31, 2019 and 2018 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2019:
Total capital (to risk-weighted assets)	$106,297	13.0%	$	≥	65,568	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	98,275	12.0		≥	36,882	≥	4.5
Tier 1 capital (to risk-weighted assets)	98,275	12.0		≥	49,176	≥	6.0
Tier 1 capital (to average assets)	98,275	8.4		≥	46,675	≥	4.0

December 31, 2018:
Total capital (to risk-weighted assets)	$95,884	12.2%	$	≥	62,717	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	88,472	11.3		≥	35,278	≥	4.5
Tier 1 capital (to risk-weighted assets)	88,472	11.3		≥	47,038	≥	6.0
Tier 1 capital (to average assets)	88,472	8.1		≥	43,463	≥	4.0

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2019 and 2018 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
Municipal bonds	$-	$26,444	$-	$26,444
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	64,385	-	64,385
December 31, 2019 Securities available for sale	$-	$90,829	$-	$90,829

U.S. Government agency obligations	$-	$2,997	$-	$2,997
Municipal bonds	-	34,878	-	34,878
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	52,873	-	52,873
December 31, 2018 Securities available for sale	$-	$90,748	$-	$90,748

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2019 Impaired loans	$-	$-	$848	$848
December 31, 2019 Other real estate owned	$-	$-	$-	$-
December 31, 2018 Impaired loans	$-	$-	$868	$868
December 31, 2018 Other real estate owned	$-	$-	$135	$135

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
December 31, 2019:
Impaired loans	$848	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
			Liquidation expenses (2)	0% to -7.5% (-7.5%)
Other real estate owned	$-
December 31, 2018:
Impaired loans	$868	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-19.7%)
			Liquidation expenses (2)	0% to -8.5% (-8.0%)
Other real estate owned	$135	Listings, Letters of Intent & Third Party Evaluations	Liquidation expenses (2)	-5% (-5%)

(1)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(2)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2019 and 2018:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
December 31, 2019:
Financial assets:
Cash and cash equivalents	$39,986	$39,986	$39,986	$-	$-
Securities available-for-sale	90,829	90,829	-	90,829	-
Loans receivable, net of allowance	1,006,117	1,013,093	-	-	1,013,093
Restricted investments in bank stock	1,478	1,478	-	1,478	-
Accrued interest receivable	2,048	2,048	-	2,048	-
Financial liabilities:
Deposits	1,031,968	1,033,786	-	1,033,786	-
Securities sold under agreements to
repurchase and federal funds purchased	7,208	7,208	-	7,208	-
Short-term borrowings	18,067	18,067	-	18,067	-
Accrued interest payable	3,281	3,281	-	3,281	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2018:
Financial assets:
Cash and cash equivalents	$27,576	$27,576	$27,576	$-	$-
Securities available-for-sale	90,748	90,748	-	90,748	-
Loans receivable, net of allowance	949,944	935,500	-	-	935,500
Restricted investments in bank stock	2,794	2,794	-	2,794	-
Accrued interest receivable	2,178	2,178	-	2,178	-
Financial liabilities:
Deposits	931,515	930,306	-	930,306	-
Securities sold under agreements to
repurchase and federal funds purchased	18,883	18,883	-	18,883	-
Short-term borrowings	53,995	53,995	-	53,995	-
Accrued interest payable	1,689	1,689	-	1,689	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 14 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties).

Related parties were indebted to the Company for loans totaling $10.2 million and $10.7 million at December 31, 2019 and 2018, respectively.  During 2019, loans totaling $1.3 million were disbursed and loan repayments totaled $1.8 million.

Embassy Bancorp, Inc.

Deposits with related parties were $15.7 million and $20.7 million at December 31, 2019 and 2018, respectively.

Fees paid to related parties for legal services for the years ended December 31, 2019 and 2018 were approximately $43 thousand and $88 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as described in Note 15.

Note 15 - Lease Commitments

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which superseded the lease requirements in Topic 840. The ASU required lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short term leases. Leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the consolidated statement of income. Previously, leases were classified as either capital or operating, with only capital leases recognized on the consolidated balance sheets. The reporting of lease related expenses in the statements of income and cash flows are generally consistent with the current guidance. The new guidance became effective for the Company on January 1, 2019. The standard was applied using the optional transition method in accordance with the July 2018 issued ASU No. 2018-11. The Company has made an accounting policy election to not apply the recognition requirements in ASU 2016-02 to short-term leases. The Company has also elected to use the practical expedients allowed by the new standard as follows: 1) forego an assessment of whether any existing contracts are or contain leases, 2) forego an assessment of the classification of existing leases as to whether they are operating leases or capital leases, and 3) forego an assessment of direct costs for any existing leases. At adoption the Company had an increase on its consolidated balance sheet in January 2019 for the right of use asset of $10.9 million and the lease liability of $11.0 million.

The Company’s leases are all classified as operating leases, with one lease being short term. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities, primarily, on the present value of unpaid future minimum lease payments. Additionally, the amounts for the branch leases were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments at December 31, 2019. The weighted average discount rate for all operating leases was 3.17%, with branch leases having a weighted average discount rate of 3.18% and equipment leases having a weighted average discount rate of 2.81%. These leases expire at various dates through August 2030. All operating equipment leases do not have renewal language in their contracts and therefore use the current term. As of December 31, 2019, the operating leases overall had a weighted average lease term of 6.72 years, with the branch leases having a weighted average life of 6.78 years and equipment leases having a weighted average life of 2.49 years.

At December 31, 2019, the Company had right of use assets of $9.6 million (included in other assets) and lease liabilities of $9.7 million (included in other liabilities). The cost for operating leases was $1.7 million, including short-term lease cost of $3 thousand, for the year ended December 31, 2019. Operating cash flow paid for lease liabilities was $1.6 million for the year ended December 31, 2019.

In addition to fixed rentals, the leases require the Company to pay certain additional expenses of occupying these spaces, including real estate taxes, insurance, utilities and repairs.  A portion of these leases are with related parties as noted in the following table.

The Company has excluded from the table the ground lease, entered into November 2017, for a branch location on West Main Street in the Borough of Macungie, Lehigh County. The estimated opening of the branch in 2020 is contingent on the prior receipt of proper construction, regulatory approvals, and government permits. The Company’s preview center office in Macungie, which is also excluded from the table, opened in advance of its new permanent Macungie Office and is a short term lease.

Embassy Bancorp, Inc.

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of December 31, 2019, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2020	$936	$635	$79	$1,650
2021	953	647	39	1,639
2022	983	660	33	1,676
2023	1,000	673	4	1,677
2024	854	685	1	1,540
Thereafter	1,247	1,424	-	2,671
Total Payments	5,973	4,724	156	10,853
Less: Discount Amount	605	523	6	1,134
Total Lease Liability	$5,368	$4,201	$150	$9,719

Rent expense to related parties was $661 thousand and $531 thousand for the years ended December 31, 2019 and 2018, respectively, as described in Note 14.

Note 16 - Federal Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2019	2018

	(In Thousands)

Current	$2,732	$2,268
Deferred	(238)	16
Income Tax Expense	$2,494	$2,284

A reconciliation of the statutory federal income tax at a rate of 21% as of December 31, 2019 and December 31, 2018 to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2019		2018

	(In Thousands)

	Dollar	%	Dollar	%
Federal income tax at statutory rate	$2,808	21.0%	$2,596	21.0%
Tax-exempt interest	(249)	(1.9)%	(308)	(2.5)%
Bank owned life insurance	(120)	(0.9)%	(55)	(0.4)%
Other	55	0.4%	51	0.4%

Income Tax Expense	$2,494	18.6%	$2,284	18.5%

The Company evaluates its tax positions and a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2019 and 2018,  the Company had no material unrecognized tax benefits or accrued interest and

Embassy Bancorp, Inc.

penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The components of the net deferred tax asset (included in other assets) are as follows:

	December 31,
	2019	2018

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,685	$1,556
Deferred compensation	1,112	1,015
Lease liability	2,041
Premises and equipment	3	-
Unrealized loss on securities available for sale	-	331
Other	4	49

Total Deferred Tax Assets	4,845	2,951

Deferred tax liabilities:
Premises and equipment	-	16
Prepaid assets	276	295
Non-qualified stock awards	-	22
Deferred loan costs	497	459
Right of use asset	2,006
Unrealized gain on securities available for sale	357	-

Total Deferred Tax Liabilities	$3,136	$792

Net Deferred Tax Asset	$1,709	$2,159

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Embassy Bancorp, Inc.

Note 17 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2019	2018
	(In Thousands)
ASSETS

Cash	$256	$331
Other assets	26	30
Investment in subsidiary	99,569	87,072
Total Assets	$99,851	$87,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$236	$208
Stockholders’ equity	99,615	87,225
Total Liabilities and Stockholders’ Equity	$99,851	$87,433

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2019	2018
	(In Thousands)

Other expenses	$(438)	$(361)
Equity in net income of banking subsidiary	11,233	10,370
Income before income taxes	10,795	10,009
Income tax benefit	84	70
Net income	$10,879	$10,079

Equity in other comprehensive gain (loss) of banking subsidiary	2,587	(1,266)
Comprehensive income	$13,466	$8,813

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2019	2018
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$10,879	$10,079
Adjustments to reconcile net income to net cash used in
operating activities:
Stock compensation expense	4	5
Net change in other assets and liabilities	32	25
Equity in net income of banking subsidiary	(11,233)	(10,370)
Net Cash Used in Operating Activities	(318)	(261)

Cash Flows Provided By Investing Activities:
Dividend from banking subsidiary	1,323	1,720

Cash Flows from Financing Activities:
Exercise of stock options, net of payment stock tendered,
and proceeds from ESPP and DRIP	415	567
Purchase of treasury stock	-	(658)
Dividends paid	(1,495)	(1,271)

Net Cash Used in Financing Activities	(1,080)	(1,362)
Net (Decrease) Increase in Cash	(75)	97
Cash – Beginning	331	234

Cash - Ending	$256	$331

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2019, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 45 of this report, and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2020 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2020 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2020 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2020 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2020 annual meeting of shareholders.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed on August 12, 2016).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed on August 12, 2016).
10.1	Embassy Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-K filed on March 15, 2018).
10.2	Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed on March 30, 2016).
10.3	Amended and Restated Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant's definitive proxy statement filed on May 1, 2019).
10.4	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 30, 2016).
10.5	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 30, 2016).
10.6	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-K filed on March 30, 2015).
10.7	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 30, 2015).
10.8

Lease Addendum dated January 1, 2005 for additional space in the Rte. 512, Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed on March 30, 2015).

10.9	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, PA (Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed on March 30, 2015).
10.10	Lease Agreement dated March 21, 2003 for Tilghman Street, Allentown, PA (Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed on March 30, 2015).
10.11	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA (Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed on March 30, 2015).
10.12	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed on March 30, 2015).
10.13	Lease Agreement dated March 13, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on March 30, 2015).
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

10.16

Lease Renewal dated February 17, 2017 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on February 21, 2017).

10.17

Lease Agreement dated September 1, 2015 by and between Embassy Bank for the Lehigh Valley and Orwig Property Management Center Square, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on September 3, 2015).

10.18

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

10.20

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

10.22

Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated May 24, 2018 (Incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on May 29, 2018).

10.23	Employment Agreement – J. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K filed on March 30, 2015).
10.24

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K filed on March 30, 2016).

10.25

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.22 of Registrant’s Form 10-K filed on March 30, 2016).

10.26

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K filed on March 30, 2017).

10.27

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.24 of Registrant’s Form 10-K filed on March 30, 2016).

10.28

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013 (Incorporated by reference to Exhibit 10.27 of Registrant’s Form 10-K filed on March 13, 2019).

10.29	Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 23, 2014.
10.30

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.27 of Registrant’s Form 10-K filed on March 30, 2016).

10.31

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 1, 2013 (Incorporated by reference to Exhibit 10.30 of Registrant’s Form 10-K filed on March 13, 2019).

10.32	Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 23, 2014.
10.33

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.30 of Registrant’s Form 10-K filed on March 30, 2016).

10.34

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K filed on March 13, 2019).

10.35	Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 23, 2014.
10.36

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

10.38

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 20, 2017 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 20, 2017).

10.39

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2018 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 21, 2018).

10.40

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 29, 2015).

10.41

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2016 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 27, 2016).

10.42

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 20, 2017 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 20, 2017).

10.43

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2018 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 21, 2018).

10.44	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Registrant's definitive proxy statement filed on April 21, 2016).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly Virchow Krause LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

Item 16. FORM 10-K SUMMARY.

None.

Embassy Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: March 11, 2020	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 11, 2020	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 11, 2020	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 11, 2020	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 11, 2020	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 11, 2020	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 11, 2020	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 11, 2020	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 11, 2020	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 11, 2020	/s/ John T. Yurconic
John T. Yurconic, Director