Form 10-Q
period 2020-03-31
Embassy Bancorp, Inc.
filed 2020-05-05
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 1, 2020	($1.00 Par Value)	7,471,976
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	March 31,	December 31,
ASSETS	2020	2019

	(In Thousands, Except Share Data)
Cash and due from banks	$14,166	$5,825
Interest bearing demand deposits with banks	28,023	33,161
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	43,189	39,986
Securities available for sale	87,860	90,829
Restricted investment in bank stock	1,341	1,478
Loans held for sale	659	-
Loans receivable, net of allowance for loan losses of $8,366 in 2020; $8,022 in 2019	1,024,033	1,006,117
Premises and equipment, net of accumulated depreciation	2,220	2,123
Bank owned life insurance	20,232	20,259
Accrued interest receivable	2,079	2,048
Other assets	12,748	13,279
Total Assets	$1,194,361	$1,176,119
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$188,431	$171,815
Interest bearing	859,703	860,153
Total Deposits	1,048,134	1,031,968
Securities sold under agreements to repurchase	10,385	7,208
Short-term borrowings	-	18,067
Long-term borrowings	14,651	-
Accrued interest payable	2,085	3,281
Other liabilities	16,123	15,980
Total Liabilities	1,091,378	1,076,504
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2020 issued 7,577,023 shares; outstanding 7,471,976 shares;
2019 issued 7,543,524 shares; outstanding 7,478,477 shares;	7,577	7,544
Surplus	26,110	25,937
Retained earnings	68,251	65,794
Accumulated other comprehensive income	2,765	1,340
Treasury stock, at cost: 105,047 and 65,047 shares at March 31, 2020 and
December 31, 2019, respectively	(1,720)	(1,000)
Total Stockholders' Equity	102,983	99,615
Total Liabilities and Stockholders' Equity	$1,194,361	$1,176,119

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2020	2019

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$10,190	$9,584
Securities, taxable	377	366
Securities, non-taxable	212	290
Short-term investments, including federal funds sold	76	144
Total Interest Income	10,855	10,384
INTEREST EXPENSE
Deposits	1,995	1,877
Securities sold under agreements to repurchase	10	25
Short-term borrowings	51	268
Long-term borrowings	8	-
Total Interest Expense	2,064	2,170
Net Interest Income	8,791	8,214
PROVISION FOR LOAN LOSSES	320	130
Net Interest Income after Provision for Loan Losses	8,471	8,084
OTHER NON-INTEREST INCOME
Credit card processing fees	77	80
Debit card interchange fees	133	127
Other service fees	117	116
Bank owned life insurance	(27)	210
Gain on sale of other real estate owned	-	45
Total Other Non-Interest Income	300	578
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,839	2,643
Occupancy and equipment	858	820
Data processing	636	562
Credit card processing	30	33
Advertising and promotion	296	411
Professional fees	236	195
FDIC insurance	51	95
Loan & real estate	68	43
Charitable contributions	289	289
Other	429	463
Total Other Non-Interest Expenses	5,732	5,554

Income Before Income Taxes	3,039	3,108
INCOME TAX EXPENSE	582	556
Net Income	$2,457	$2,552

BASIC EARNINGS PER SHARE	$0.33	$0.34

DILUTED EARNINGS PER SHARE	$0.33	$0.34

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2020		2019

	(In Thousands)

Net Income		$2,457		$2,552
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	1,803		2,023
Less: reclassification adjustment for realized gains	-		-
	1,803		2,023
Income tax effect	(378)		(425)
Net unrealized gain	1,425		1,598
Other comprehensive income, net of tax		1,425		1,598
Comprehensive Income		$3,882		$4,150

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2020 and 2019

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2018	$7,530	$25,532	$56,410	$(1,247)	$(1,000)	$87,225
Net income	-	-	2,552	-	-	2,552
Other comprehensive income, net of tax	-	-	-	1,598	-	1,598
Compensation expense recognized on stock options	-	1	-	-	-	1
Common stock grants to directors, 10,799 shares	10	151	-	-	-	161
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $608	-	51	-	-	-	51
Shares issued under employee stock purchase
plan, 894 shares	1	13	-	-	-	14
BALANCE - MARCH 31, 2019	$7,541	$25,748	$58,962	$351	$(1,000)	$91,602

BALANCE - DECEMBER 31, 2019	$7,544	$25,937	$65,794	$1,340	$(1,000)	$99,615
Net income	-	-	2,457	-	-	2,457
Other comprehensive income, net of tax	-	-	-	1,425	-	1,425
Common stock grants to directors, 12,757 shares	13	135	-	-	-	148
Common stock grants to officers, 19,453 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $639	19	25	-	-	-	44
Shares issued under employee stock purchase
plan, 1,289 shares	1	13	-	-	-	14
Purchase of treasury stock, 40,000 shares at $18.00 per share	-	-	-	-	(720)	(720)
BALANCE - MARCH 31, 2020	$7,577	$26,110	$68,251	$2,765	$(1,720)	$102,983

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,457	$2,552
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	320	130
Amortization of deferred loan costs	78	63
Depreciation	203	204
Net amortization of investment security premiums and discounts	58	25
Stock compensation expense	192	213
Net realized gain on sale of other real estate owned	-	(45)
Loans originated for sale	(659)	-
Loss (income) on bank owned life insurance	27	(210)
Increase in accrued interest receivable	(31)	(75)
Decrease in other assets	153	226
(Decrease) increase in accrued interest payable	(1,196)	616
Increase (decrease) in other liabilities	143	(319)
Net Cash Provided by Operating Activities	1,745	3,380
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(1,489)	-
Maturities, calls and principal repayments of securities available for sale	6,203	7,392
Net increase in loans	(18,314)	(10,656)
Net redemption of restricted investment in bank stock	137	1,916
Proceeds from sale of other real estate owned	-	180
Purchases of premises and equipment	(300)	(98)
Net Cash Used in Investing Activities	(13,763)	(1,266)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,166	69,635
Net increase (decrease) in securities sold under agreements to repurchase	3,177	(7,933)
Proceeds from Employee Stock Purchase Plan	14	14
Decrease in short-term borrowed funds	(18,067)	(53,995)
Proceeds from long-term borrowed funds	14,651	-
Purchase of treasury stock	(720)	-
Net Cash Provided by Financing Activities	15,221	7,721
Net Increase in Cash and Cash Equivalents	3,203	9,835
CASH AND CASH EQUIVALENTS - BEGINNING	39,986	27,576
CASH AND CASH EQUIVALENTS - ENDING	$43,189	$37,411

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,260	$1,554

Non-cash Investing and Financing Activities:
Transfer of loans held for investment to held for sale	$659	$-
Recognition of operating lease right of use assets	$-	$10,908
Recognition of operating lease liabilities	$-	$11,014

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Certain amounts in the 2019 consolidated financial statements may have been reclassified to conform to 2020 presentation. These reclassifications had no effect on 2019 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented herein are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2019.

Note 3 – COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. The economic effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, though such potential impact is unknown at this time.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three-months ended March 31, 2020, the Company provided certain borrowers affected in a variety of ways by the COVID-19 outbreak with payment accommodations that facilitate their ability to work through the immediate impact of the virus.  Payment accommodations were in the form of short-term (six months or less) principal and/or interest deferrals.  These payment accommodations were made in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company will not be categorizing these modifications as troubled debt restructurings.  The following table presents COVID-19 payment accommodations based on loan type and amount for the three-months ended March 31, 2020:

	Number of Loans	Loan Amount
		(In Thousands)
Commercial real estate	31	$45,878
Commercial construction	1	1,360
Commercial	20	4,389
Residential real estate	15	4,249
	67	$55,876

Subsequent to March 31, 2020, through April 29, 2020, additional payment accommodations were made on 208 loans with balances of $114.8 million.

As part of the Cares Act, the Company was approved to be a Paycheck Protection Plan (“PPP”) lender. The Company had not previously been an approved Small Business Administration (“SBA”) 7(a) lender.  The Company began accepting applications from qualified borrowers on April 3, 2020.  As of April 16, 2020, when the first allocation of government funding to the PPP was extinguished, the Company had received SBA loan guarantee approval for 145 business customers totaling $34.0 million. The loan proceeds for these customers were disbursed in full by April 27, 2020.  As of May 1,  2020, the Company had received SBA loan guarantee approval for an additional 313 business customers totaling $30.8 million. The Company’s highly experienced team of commercial lenders, with the support of personnel from various departments of the Company, continued to lead the efforts to work closely with borrowers to apply for and obtain the PPP loans.

These PPP loans are 100% guaranteed by the SBA, have up to a two-year maturity and a low interest rate of 1% throughout the term of the loan, with payments deferred over the first six months following the date of disbursement of the loan.  The SBA may forgive the PPP loans if certain conditions are met by the borrower, including using at least 75% of the proceeds for payroll costs. The SBA also provides the Company with a processing fee for each loan, with the amount of such fee pre-determined by the SBA dependent upon the size of each loan.

In April 2020, the Company applied to and has been approved by the Federal Reserve Board for both the ability to borrow under its Paycheck Protection Program Liquidity Facility (“PPPLF”) as well as its Discount Window.  The Company will consider borrowings under the PPPLF to provide liquidity in order to fund the PPP loans, however, no such borrowings have been made yet. The PPPLF provides term funding to depository institutions that originate loans to small businesses under the PPP.  PPP loans that are pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations.

The Company’s allowance for loan losses increased $344 thousand to $8.4 million at March 31, 2020 compared to $8.0 million at December 31, 2019. At March 31, 2020 and December 31, 2019, the allowance for loan losses represented 0.81% and 0.79%, respectively, of total loans. In the first quarter of 2020, the Company adjusted the allowance for loan losses’ economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans.  In determining its allowance for loan loss level at March 31, 2020, the Company considered the health and composition of its loan portfolio going into the COVID-19 pandemic.  The Company’s nonperforming loans to total loans receivable was 0.25% at March 31, 2020, down from 0.26% at December 31, 2019.  The Company had no charge-offs for the three-months ended March 31, 2020 and for the year ended December 31, 2019.  At March 31, 2020, approximately 94% of the Company’s loan portfolio is collateralized by real estate.  Less than 5% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Company has no international exposure.  The Company was not required to adopt the Current Expected Credit Losses (“CECL”) Financial Accounting Standards Board (“FASB “) accounting standard in the first quarter of 2020, as this guidance will not be effective for the Company until 2023.

In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 has reduced by 150 basis points the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Approximately 10% of the Company’s loan portfolio is scheduled to mature or reprice within the next year.  As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on treasury notes, the Company’s future net interest margin and spread may be reduced.

Note 4  – Securities Available For Sale

At March 31, 2020 and December 31, 2019, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2020:
Municipal bonds	$24,366	$891	$(13)	$25,244
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	514	-	(2)	512
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	59,480	2,624	-	62,104
Total	$84,360	$3,515	$(15)	$87,860

December 31, 2019:
Municipal bonds	$25,586	$863	$(5)	$26,444
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	63,546	877	(38)	64,385
Total	$89,132	$1,740	$(43)	$90,829

The amortized cost and fair value of securities as of March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$830	$831
Due after one year through five years	2,363	2,373
Due after five years through ten years	5,523	5,639
Due after ten years	15,650	16,401
	24,366	25,244
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	514	512
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	59,480	62,104
Total	$84,360	$87,860

There were no sales of securities for the three months ended March 31, 2020 and 2019.

Securities with a carrying value of $77.8 million and $74.0 million at March 31, 2020 and December 31, 2019, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2020:	(In Thousands)
Municipal bonds	$1,096	$(13)	$-	$-	$1,096	$(13)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	512	(2)	-	-	512	(2)
Total Temporarily Impaired Securities	$1,608	$(15)	$-	$-	$1,608	$(15)
	.
December 31, 2019:
Municipal bonds	$1,295	$(5)	$-	$-	$1,295	$(5)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	4,701	(1)	8,528	(37)	13,229	(38)
Total Temporarily Impaired Securities	$5,996	$(6)	$8,528	$(37)	$14,524	$(43)

The Company had three (3) securities in an unrealized loss position at March 31, 2020 and five (5) securities in an unrealized loss position at December 31, 2019. The unrealized losses are due to market interest rate fluctuations. As of March 31, 2020, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities.  Management believes that the unrealized loss only represents temporary impairment of the securities.

Note 5 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock.  The restricted stocks are carried at cost.  Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.3 million as of March 31, 2020 and $1.4 million as of December 31, 2019. The Bank had ACBB stock at a carrying value of $40 thousand at March 31, 2020 and December 31, 2019.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2020.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans and Credit Quality

Effective March 31, 2020, the Company transferred $659 thousand of loans from loans receivable to loans held for sale, representing the entirety of its commercial credit cards loan portfolio. Subsequent to March 31, 2020, on May 1, 2020, those loans were sold to an unrelated third party for a gain of approximately $59 thousand. These loans were transferred to the held for sale portfolio at their carrying value, which was lower than the estimated fair value at the time of transfer. An allowance for loan losses is not maintained on loans designated as held for sale.

The following table presents the composition of loans receivable at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020		December 31, 2019
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$439,519	42.60%	$427,987	42.24%
Commercial construction	12,224	1.18%	12,622	1.25%
Commercial	55,785	5.41%	53,747	5.30%
Residential real estate	523,391	50.74%	518,150	51.13%
Consumer	772	0.07%	820	0.08%
Total loans	1,031,691	100.00%	1,013,326	100.00%
Unearned origination fees	708		813
Allowance for loan losses	(8,366)		(8,022)
Net Loans	$1,024,033		$1,006,117

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2020 and December 31, 2019, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2020	(In Thousands)
Commercial real estate	$438,060	$-	$1,459	$-	$439,519
Commercial construction	11,909	-	315	-	12,224
Commercial	55,703	82	-	-	55,785
Residential real estate	522,533	528	330	-	523,391
Consumer	772	-	-	-	772
Total	$1,028,977	$610	$2,104	$-	$1,031,691

December 31, 2019
Commercial real estate	$426,526	$-	$1,461	$-	$427,987
Commercial construction	12,307	-	315	-	12,622
Commercial	53,656	91	-	-	53,747
Residential real estate	517,281	719	150	-	518,150
Consumer	820	-	-	-	820
Total	$1,010,590	$810	$1,926	$-	$1,013,326

At March 31, 2020 and December 31, 2019, the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$888	$1,128		$1,626	$1,890
Commercial construction	315	315		315	315
Commercial	-	-		-	-
Residential real estate	707	777		530	786
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$700	$700	$25	$-	$-	$-
Commercial construction	-	-	-	-	-	-
Commercial	233	233	26	234	234	27
Residential real estate	623	623	134	816	816	175
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,588	$1,828	$25	$1,626	$1,890	$-
Commercial construction	315	315	-	315	315	-
Commercial	233	233	26	234	234	27
Residential real estate	1,330	1,400	134	1,346	1,602	175
Consumer	-	-	-	-	-	-
	$3,466	$3,776	$185	$3,521	$4,041	$202

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three months ended March 31, 2020 and 2019, respectively:

		Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
		(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,257	$13	$1,724	$17
Commercial construction	315	3	315	3
Commercial	-	-	-	-
Residential real estate	619	7	702	3
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$350	$6	$-	$-
Commercial construction	-	-	-	-
Commercial	234	2	239	2
Residential real estate	720	5	844	7
Consumer	-	-	-	-
Total:
Commercial real estate	$1,607	$19	$1,724	$17
Commercial construction	315	3	315	3
Commercial	234	2	239	2
Residential real estate	1,339	12	1,546	10
Consumer	-	-	-	-
	$3,495	$36	$3,824	$32

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2020	December 31, 2019

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	17	18
Consumer	-	-
Total	$17	$18

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2020 and December 31, 2019, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2020	(In Thousands)
Commercial real estate	$516	$-	$-	$516	$439,003	$439,519	$-
Commercial construction	-	-	-	-	12,224	12,224	-
Commercial	-	139	-	139	55,646	55,785	-
Residential real estate	2,440	119	-	2,559	520,832	523,391	-
Consumer	1	-	-	1	771	772	-
Total	$2,957	$258	$-	$3,215	$1,028,476	$1,031,691	$-

December 31, 2019
Commercial real estate	$-	$-	$-	$-	$427,987	$427,987	$-
Commercial construction	-	-	-	-	12,622	12,622	-
Commercial	-	-	-	-	53,747	53,747	-
Residential real estate	951	-	-	951	517,199	518,150	-
Consumer	-	-	-	-	820	820	-
Total	$951	$-	$-	$951	$1,012,375	$1,013,326	$-

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending March 31, 2020
Beginning Balance - December 31, 2019	$3,221	$121	$770	$3,488	$19	$403	$8,022
Charge-offs	-	-	-	-	-	-	-
Recoveries	24	-	-	-	-	-	24
Provisions	108	-	47	139	(1)	27	320
Ending Balance - March 31, 2020	$3,353	$121	$817	$3,627	$18	$430	$8,366

Three Months Ending March 31, 2019
Beginning Balance - December 31, 2018	$3,248	$94	$574	$3,179	$19	$298	$7,412
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	4	-	-	-	4
Provisions	17	9	20	19	2	63	130
Ending Balance - March 31, 2019	$3,265	$103	$598	$3,198	$21	$361	$7,546

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2020 and December 31, 2019:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2020
Allowance for Loan Losses
Ending Balance	$3,353	$121	$817	$3,627	$18	$430	$8,366
Ending balance: individually evaluated for impairment	$25	$-	$26	$134	$-	$-	$185
Ending balance: collectively evaluated for impairment	$3,328	$121	$791	$3,493	$18	$430	$8,181

Loans receivables:
Ending balance	$439,519	$12,224	$55,785	$523,391	$772		$1,031,691
Ending balance: individually evaluated for impairment	$1,588	$315	$233	$1,330	$-		$3,466
Ending balance: collectively evaluated for impairment	$437,931	$11,909	$55,552	$522,061	$772		$1,028,225

December 31, 2019
Allowance for Loan Losses
Ending Balance	$3,221	$121	$770	$3,488	$19	$403	$8,022
Ending balance: individually evaluated for impairment	$-	$-	$27	$175	$-	$-	$202
Ending balance: collectively evaluated for impairment	$3,221	$121	$743	$3,313	$19	$403	$7,820

Loans receivables:
Ending balance	$427,987	$12,622	$53,747	$518,150	$820		$1,013,326
Ending balance: individually evaluated for impairment	$1,626	$315	$234	$1,346	$-		$3,521
Ending balance: collectively evaluated for impairment	$426,361	$12,307	$53,513	$516,804	$820		$1,009,805

Troubled Debt Restructurings

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider, resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”).  The Company may modify loans through rate reductions, extensions to maturity, interest only payments, or payment modifications to better coincide the timing of payments due under the modified terms with the expected timing of cash flows from the borrowers’ operations.  Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses. Payment accommodations done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus are described in Note 3.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

March 31, 2020	(In Thousands)
Commercial real estate	$1,149	$-	$1,149
Commercial construction	260	-	260
Commercial	233	-	233
Residential real estate	970	17	987
Consumer	-	-	-
	$2,612	$17	$2,629

December 31, 2019
Commercial real estate	$1,188	$-	$1,188
Commercial construction	260	-	260
Commercial	233	-	233
Residential real estate	982	18	1,000
Consumer	-	-	-
	$2,663	$18	$2,681

As of March 31, 2020, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three months ended March 31, 2020 and 2019.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three months ended March 31, 2020 and 2019.

Note 7 – Right of Use Asset and Lease Liability

The Company’s leases are all classified as operating leases, with one lease being short term. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities, primarily, on the present value of unpaid future minimum lease payments. Additionally, the amounts for the branch leases were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. The weighted average discount rate for all operating leases was 3.17%, with branch leases having a weighted average discount rate of 3.18% and equipment leases having a weighted average discount rate of 2.82%. These leases expire at various dates through August 2030. All operating equipment leases do not have renewal language in their contracts and therefore use the current term. As of March 31, 2020, the operating leases overall had a weighted average lease term of 6.49 years, with the branch leases having a weighted average life of 6.54 years and equipment leases having a weighted average life of 2.34 years.

At March 31, 2020, the Company had right of use assets of $9.2 million (included in other assets) and lease liabilities of $9.4 million (included in other liabilities). The cost for operating leases was $427 thousand, including short term lease cost of $5 thousand, for the three months ended March 31, 2020. Operating cash flow paid for lease liabilities was $411 thousand for the three months ended March 31, 2020.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of March 31, 2020, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2020	$704	$477	$58	$1,239
2021	953	647	39	1,639
2022	983	660	33	1,676
2023	1,000	672	4	1,676
2024	854	685	1	1,540
Thereafter	1,247	1,424	-	2,671
Total Payments	5,741	4,565	135	10,441
Less: Discount Amount	563	488	5	1,056
Total Lease Liability	$5,178	$4,077	$130	$9,385

Note 8 – Deposits

The components of deposits at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
	(In Thousands)

Demand, non-interest bearing	$188,431	$171,815
Demand, NOW and money market, interest bearing	184,825	180,869
Savings	432,633	425,284
Time, $250 and over	88,704	92,517
Time, other	153,541	161,483
Total deposits	$1,048,134	$1,031,968

At March 31, 2020, the scheduled maturities of time deposits are as follows (in thousands):

2020 (remainder of the year)	$129,211
2021	76,961
2022	7,940
2023	23,532
2024	3,952
2025	649
$242,245

Note 9  – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At March 31, 2020, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $588.2 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2020 and $18.1 million in short-term FHLB advances outstanding as of December 31, 2019.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

There were $14.7 million in long-term FHLB advances outstanding as of March 31, 2020 and none outstanding as of December 31, 2019. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2020 and December 31, 2019. Advances from this line are unsecured.

The components of long-term borrowings with the FHLB at March 31, 2020 were as follows:

	March 31, 2020
	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding
March 2022	0.79%	$10,000
March 2022	0.64%	2,663
March 2022	0.61%	1,988
Total Outstanding Borrowings		$14,651

Note 10 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the Plan and extend the term of the Plan for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards.  The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the Plan increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At March 31, 2020, there were 467,790 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over three to nine service years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended March 31, 2020, there have been 172,323 awards granted. During the three months ended March 31, 2020 and 2019 there were 32,210 and 10,799 awards granted, respectively. The Company recognized compensation expense for restricted stock awards during the three months ended March 31, 2020 and 2019 of $44 thousand and $51 thousand, respectively.

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements.  There was no stock compensation expense related to these options for the three months ending March 31, 2020 and $1 thousand in stock compensation expense for the three months ended March 31, 2019.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

ESPP shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 11,511 shares have been issued as of March 31, 2020. The Company recognized discount expense in relation to the ESPP of $1 thousand during the three months ended March 31, 2020 and 2019, respectively.

Note 11 – Other Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income both before tax and net of tax are as follows:

	Three Months Ended March 31,
	2020			2019

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$1,803	$(378)	$1,425	$2,023	$(425)	$1,598
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income	$1,803	$(378)	$1,425	$2,023	$(425)	$1,598

A.	Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.
B.	Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three months ended March 31, 2020 and 2019.

A summary of the accumulated other comprehensive income net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2020 and 2019	(In Thousands)
Balance January 1, 2020	$1,340
Other comprehensive income before reclassifications	1,425
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	1,425
Balance March 31, 2020	$2,765

Balance January 1, 2019	$(1,247)
Other comprehensive income before reclassifications	1,598
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	1,598
Balance March 31, 2019	$351

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

	Three Months Ended
	March 31,
	2020	2019

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,457	$2,552

Weighted average shares outstanding	7,443,875	7,469,950
Dilutive effect of potential common shares, stock options	37,630	58,889
Diluted weighted average common shares outstanding	7,481,505	7,528,839

Basic earnings per share	$0.33	$0.34
Diluted earnings per share	$0.33	$0.34

Stock options of 4,227 were not considered in computing diluted earnings per common share for the three months ended March 31, 2020 because to do so would have been anti-dilutive. There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2019.

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

US GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2020 and December 31, 2019, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
Municipal bonds	$-	$25,244	$-	$25,244
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	512	-	512
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	62,104	-	62,104
March 31, 2020 Securities available for sale	$-	$87,860	$-	$87,860

Municipal bonds	$-	$26,444	$-	$26,444
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	64,385	-	64,385
December 31, 2019 Securities available for sale	$-	$90,829	$-	$90,829

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
March 31, 2020 Impaired loans	$-	$-	$1,371	$1,371
December 31, 2019 Impaired loans	$-	$-	$848	$848

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

At March 31, 2020, of the impaired loans having an aggregate balance of $3.5 million, $1.9 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.6 million in impaired loans, an aggregate valuation allowance of $185 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell.  Fair value is based upon independent market prices or appraised value of the property.  These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At both March 31, 2020 and December 31, 2019, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2020:
Impaired loans	$1,371	Appraisal of collateral and pending agreement of sale	Appraisal adjustments (1)	0% to -25% (-15.1%)
			Liquidation expenses (2)	0% to -10.0% (-8.5%)
December 31, 2019:
Impaired loans	$848	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-25%)
			Liquidation expenses (2)	0% to -7.5% (-7.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2020 and December 31, 2019:

			(Level 1)
			Quoted	(Level 2)	(Level 3)
			Prices in Active	Significant Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2020:
Financial assets:
Cash and cash equivalents	$43,189	$43,189	$43,189	$-	$-
Securities available-for-sale	87,860	87,860	-	87,860	-
Loans held for sale	659	659	-	-	659
Loans receivable, net of allowance	1,024,033	1,057,305	-	-	1,057,305
Restricted investments in bank stock	1,341	1,341	-	1,341	-
Accrued interest receivable	2,079	2,079	-	2,079	-
Financial liabilities:
Deposits	1,048,134	1,050,712	-	1,050,712	-
Securities sold under agreements to
repurchase and federal funds purchased	10,385	10,385	-	10,385	-
Long-term borrowings	14,651	14,630	-	-	14,630
Accrued interest payable	2,085	2,085	-	2,085	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2019:
Financial assets:
Cash and cash equivalents	$39,986	$39,986	$39,986	$-	$-
Securities available-for-sale	90,829	90,829	-	90,829	-
Loans receivable, net of allowance	1,006,117	1,013,093	-	-	1,013,093
Restricted investments in bank stock	1,478	1,478	-	1,478	-
Accrued interest receivable	2,048	2,048	-	2,048	-
Financial liabilities:
Deposits	1,031,968	1,033,786	-	1,033,786	-
Securities sold under agreements to
repurchase and federal funds purchased	7,208	7,208	-	7,208	-
Short-term borrowings	18,067	18,067	-	18,067	-
Accrued interest payable	3,281	3,281	-	3,281	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 14 – Future Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued an update to defer the implementation date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company under SEC Regulation S-K and, therefore, the guidance is effective for the Company in 2023. The Company has not yet determined the impact this standard will have on its consolidated financial statements or results of operations.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, (v) changes in accounting policies or procedures as may be required by FASB or regulatory agencies, (vi) risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal responses, and (vii) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2019, this March 31, 2020 Quarterly Report on Form 10-Q, and subsequent filings with the SEC.

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

At March 31, 2020, the Company continued to be in a strong financial and operational condition.  The Bank’s March 31, 2020 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. The Company’s ratio of non-performing loans to total loans at March 31, 2020 was 0.25% and the ratio of non-performing assets to total assets was 0.22%.  We believe the Company is well prepared for the economic and social consequences of the COVID-19 global pandemic.

The Commonwealth of Pennsylvania enacted a “Stay-At-Home” order on April 1, 2020, which will remain in effect until sometime after May 8, 2020.  We have implemented temporary personnel policies and procedures in response to COVID-19.  Effective March 30, 2020, we temporarily amended our operating hours and the number of open locations in the spirit of making our contribution to the welfare of our community.  Four of our offices were temporarily closed.  The remaining open locations offer drive-up and by-appointment banking for essential purposes only.  ATMs continue to be available and we continue to strongly encourage our customers to utilize our Embassy Bank Online digital solutions for self-service on existing accounts, deposit making and opening of new personal deposit accounts.  All business functions continue to be effective and Company team members, systems and processes have managed this extraordinary change with great success.

The Company’s assets increased $18.2 million from $1.18 billion at December 31, 2019 to $1.19 billion at March 31, 2020. The increase was due in part to an increase of $17.9 million in net loans receivable and an increase of $3.2 million in cash and cash equivalents, offset by a decrease of $3.0 million in securities available for sale. The Company's deposits grew $16.2 million from $1.03 billion at December 31, 2019 to $1.05 billion at March 31, 2020.  The overall deposit growth is attributable to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. These funds were in part used to fund new loan growth and to purchase securities. The Bank also continues to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Loans receivable, net of allowance for loan losses, increased by  $17.9 million from $1.01 billion at December 31, 2019 to $1.02 billion at March 31, 2020.  Before the onset of the COVID-19 pandemic the market continued to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended March 31, 2020 was $2.5 million compared to net income for the three months ended March 31, 2019 of $2.6 million, a decrease of $95 thousand, or 3.7%. Basic and diluted earnings per share decreased to $0.33 for the three months ended March 31, 2020, as compared to $0.34 for the three months ended March 31, 2019. The difference in net income for the three months ended March 31, 2020 and March 31, 2019 resulted, in part, from an increase in the provision for loan losses, a  decrease in bank owned life insurance valuation, no gains on the sale of real estate owned and an increase in non-interest expenses primarily caused by the increase in salaries and benefits, occupancy and equipment, data processing and professional fees; offset by an increase in net interest income,  a  decrease in advertising and promotion expense, a  decrease in FDIC insurance expense and decrease in other expenses. The increase in the provision for loan losses for the three months ended March 31, 2020 was primarily a result of adjusting the economic risk factor in the allowance for loan loss methodology from the COVID-19 pandemic and to a lesser extent from ongoing loan growth.

RESULTS OF OPERATIONS

Net Interest Income

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

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and non-taxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures of other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2020 and 2019.

Total interest income for the three months ended March 31, 2020 increased $471 thousand to $10.9 million, as compared to $10.4 million for the three months ended March 31, 2019. Average earning assets were $1.13 billion for the three months ended March 31, 2020 as compared to $1.07 billion for the three months ended March 31, 2019. The tax equivalent yield on average earning assets was 3.88% for the first quarter of 2020 compared to 3.97% for the first quarter of 2019.

Total interest expense for the three months ended March 31, 2020 decreased  $106 thousand to $2.1 million, as compared to $2.2 million for the three months ended March 31, 2019. Average interest bearing liabilities were $877.2 million for the three months ended March 31, 2020 as compared to $856.4 million for the three months ended March 31, 2019.  The yield on average interest bearing liabilities was 0.95% and 1.03% for the first quarter of 2020 and 2019, respectively, as the mix of the Company's deposit portfolio shifted from higher costing certificates of deposit to lower costing interest bearing demand deposits, NOW and money market deposits.

Net interest income for the three months ended March 31, 2020 was $8.8 million compared to $8.2 million for the three months ended March 31, 2019. The improvement in net interest income for the three months ended March 31, 2020 is primarily the result of an increase in the balances of taxable loans,  taxable investments and interest bearing deposits with banks. Also contributing to the improvement in net interest income is a decrease in the balance and rates of savings and securities sold under agreement to repurchase and other borrowings and a decrease in certificate of deposit rates. The improvements are offset by a decrease in the rates of taxable loans, taxable and non-taxable investments, interest bearing deposits with banks, an increase in the balance and rate of interest bearing demand deposits, NOW and money markets, and an increase in the balance of certificate of deposits. The Company’s net interest margin remained the same for the three months ended March 31, 2020 and 2019 at 3.12% on a US GAAP basis and 3.15% on a non-US GAAP basis. In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 has reduced by 150 basis points the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  Approximately 10% of the Company’s loan portfolio is scheduled to mature or reprice within the next year.  As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on treasury notes, the Company’s future net interest margin and spread may be reduced.

The table below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2020 and 2019, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2020			2019
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,016,177	$10,133	4.01%	$955,519	$9,523	4.04%
Loans - non-taxable (1)	7,365	57	3.94%	7,977	61	3.92%
Investment securities - taxable	63,649	377	2.38%	53,858	366	2.76%
Investment securities - non-taxable (1)	25,150	212	4.29%	33,674	290	4.42%
Federal funds sold	533	1	1.02%	332	1	2.22%
Interest bearing deposits with banks	20,247	75	1.49%	17,928	143	3.23%
TOTAL INTEREST EARNING ASSETS	1,133,121	10,855	3.88%	1,069,288	10,384	3.97%
Less allowance for loan losses	(8,080)			(7,452)
Other assets	50,780			51,975
TOTAL ASSETS	$1,175,821			$1,113,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$181,871	$261	0.58%	$132,902	$121	0.37%
Savings	426,511	444	0.42%	445,323	569	0.52%
Certificates of deposit	245,617	1,290	2.11%	224,337	1,187	2.15%
Securities sold under agreements to repurchase and other borrowings	23,220	69	1.20%	53,824	293	2.21%
TOTAL INTEREST BEARING LIABILITIES	877,219	2,064	0.95%	856,386	2,170	1.03%

Non-interest bearing demand deposits	178,293			149,615
Other liabilities	18,981			18,345
Stockholders' equity	101,328			89,465
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,175,821			$1,113,811

Net interest income		$8,791			$8,214
Tax equivalent adjustments
Loans		15			16
Investments		56			77
Total tax equivalent adjustments		71			93
Net interest income on a tax equivalent basis		$8,862			$8,307
Net interest spread (US GAAP basis)			2.91%			2.91%
Net interest margin (US GAAP basis)			3.12%			3.12%
Net interest spread (non-US GAAP basis) (3)			2.93%			2.94%
Net interest margin (non-US GAAP basis) (3)			3.15%			3.15%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2020 and 2019, respectively.
(2)	The average balance of taxable loans includes loans in which interest is no longer accruing.
(3)	Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2020 and 2019, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended
	March 31, 2020 compared to March 31, 2019
	(In Thousands)
	Total	Due to change in:
	Change	Volume	Rate	# of Days
Interest-earning assets:
Loans - taxable	$610	$610	$(79)	$79
Loans - non-taxable	(4)	(4)	0	0
Investment securities - taxable	11	67	(59)	3
Investment securities - non-taxable	(78)	(75)	(6)	3
Federal funds sold	-	1	(1)	0
Interest bearing deposits with banks	(68)	19	(88)	1
Total net change in income on
interest-earning assets	471	618	(233)	86

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	140	45	94	1
Savings	(125)	(24)	(106)	5
Certificates of deposit	103	114	(20)	9
Total deposits	118	135	(32)	15
Securities sold under agreements to
repurchase and other borrowings	(224)	(168)	(59)	3
Total net change in expense on
interest-bearing liabilities	(106)	(33)	(91)	18
Change in net interest income	$577	$651	$(142)	$68

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

The allowance consists of general, specific, qualitative and unallocated components. The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors.  The specific component relates to loans that are classified as impaired and/or restructured.  For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. An allowance for loan losses is not maintained on loans designated as held for sale.

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

For the three months ended March 31, 2020, the provision for loan losses was $320 thousand, as compared to $130 thousand for the same period ended March 31, 2019.  The provision for loan losses is a function of the allowance for loan loss methodology that the Bank uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. In the first quarter of 2020, the Bank adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. See further discussion below in the “Credit Risk and Loan Quality” section of the Bank’s considerations of its March 31, 2020 allowance for loan loss levels. In the three months ended March 31, 2020, there were no charge-offs and $24 thousand in recoveries, as compared to no charge-offs and $4 thousand in recoveries for the three months ended March 31, 2019. The allowance for loan losses is $8.4 million as of March 31, 2020, which is 0.81% of outstanding loans receivable, compared to $7.5 million or 0.78% of outstanding loans as of March 31, 2019. At December 31, 2019, the allowance for loan losses was $8.0 million, which represented 0.79% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loans receivable portfolio:

	Three Months Ended
	March 31,
	2020	2019

	(In Thousands)
Loans receivable at end of period	$1,031,691	$967,254
Allowance for loan losses:
Balance, beginning	$8,022	$7,412
Provision for loan losses	320	130
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total loans charged off	-	-
Recoveries of loans previously charged off:
Commercial real estate	24	-
Commercial construction	-	-
Commercial	-	4
Residential real estate	-	-
Consumer	-	-
Total recoveries	24	4
Net charge offs	24	4
Balance at end of period	$8,366	$7,546
Allowance for loan losses to loans receivable at end of period	0.81%	0.78%

Non-interest Income

Total non-interest income was $300 thousand for the three months ended March 31, 2020 compared to $578 thousand for the same period in 2019. The decrease is attributable to a decrease in bank owned life insurance of $237 thousand and no gains on the sale of real estate owned for the three months ended March 31, 2020, compared to a $45 thousand gain on the sale of real estate owned for the three months ended March 31, 2019. The decrease in the bank owned life insurance was driven by the effect market conditions had on underlying life insurance assets, particularly the separate account life insurance assets.

Non-interest Expense

Non-interest expenses increased $178 thousand from $5.6 million for the three months ended March 31, 2019 to $5.7 million for the same period ended March 31, 2020. The increase in non-interest expenses is primarily due to an increase of $196 thousand in salaries and employee benefits due to a 6.5% increase in full-time equivalent employees from ninety-two (92) at March 31, 2019 to ninety-eight (98) at March 31, 2020 as a result of continued growth and annual increases in salaries and benefits. Additional increases in non-interest expenses are attributable to: an increase of $38 thousand in occupancy and equipment, in part due to an increase in rent expense, an increase of $74 thousand in data processing due primarily to an expanding customer base, an increase of $41 thousand in professional fees due primarily to an increase in legal and auditing costs, an increase of $25 thousand in loan and real estate due primarily to loan legal fees and appraisal fees, offset by a $115 thousand decrease in advertising and promotions, a  decrease of $44 thousand in FDIC insurance due to remaining FDIC assessment credits applied in the first quarter of 2020, and a decrease of $34 thousand in other expenses due primarily to a decrease in postage expenses.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2020 totaled $582 thousand, or 19.2% of income before taxes, compared to the income taxes for the three months ended March 31, 2019 totaling $556 thousand, or 17.9% of income before taxes. The increase in the tax rate is primarily the result of the change in the mix of taxable and tax free loans and investments and a  decrease in income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds. The Bank holds no high-risk securities or derivatives as of March 31, 2020. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2020 were $87.9 million compared to $90.8 million at December 31, 2019. The decrease in the investment portfolio is the result of principal pay downs on mortgage-backed securities and calls of non-taxable municipal bonds, offset by the purchase of one  (1) mortgage-backed security and one (1) taxable municipal bond totaling $1.5 million and an increase in unrealized gains. The carrying value of the securities portfolio as of March 31, 2020 includes a net unrealized gain of $3.5 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $1.7 million at December 31, 2019. The current unrealized gain position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

Effective March 31, 2020, the Company transferred $659 thousand of loans from loans receivable to loans held for sale, representing the entirety of its commercial credit cards loan portfolio. Subsequent to March 31, 2020, on May 1, 2020 these loans were sold to an unrelated third party for a gain of approximately $59 thousand.  These commercial credit cards were unsecured. The Company does not anticipate originating and selling commercial credits cards in the future.

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans receivable at March 31, 2020 increased $17.9 million to $1.02 billion from $1.01 billion at December 31, 2019. The gross loan-to-deposit ratio increased from 98% at December 31, 2019 to 99% at March 31, 2020. The Bank’s loan portfolio at March 31, 2020 was comprised of residential real estate and consumer loans of $524.2 million, an increase of $5.2 million from December 31, 2019, and commercial loans of $508.2 million, an increase of $13.8 million from December 31, 2019.  The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans. As described in Note 3 to the consolidated financial statements, the Bank is participating in the SBA PPP program to support the needs of its small business clients.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation.  These payment accommodations were done in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company will not be categorizing these modifications as troubled debt restructurings. Through March 31, 2020, the Company had provided payment accommodations on 67 loans with balances of $55.9 million.  Subsequent to March 31, 2020, through April 29, 2020, additional payment accommodations were made on 208 loans with balances of $114.8 million.

Credit Risk and Loan Quality

The allowance for loan losses increased $344 thousand to $8.4 million at March 31, 2020 compared to $8.0 million at December 31, 2019. At March 31, 2020 and December 31, 2019, the allowance for loan losses represented 0.81% and 0.79%, respectively, of total loans receivable.  In the first quarter of 2020, the Bank adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at March 31, 2020, the Bank considered the health and composition of its loan portfolio going into the COVID-19 pandemic.  The Bank’s nonperforming loans to total loans receivable was 0.25% at March 31, 2020, down from 0.26% at December 31, 2019.  The Bank had no charge-offs for the three-months ended March 31, 2020 and for the year ended December 31, 2019.  At March 31, 2020, approximately 94% of the Bank’s loan portfolio is collateralized by real estate.  Less than 5% of the Bank’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Bank has no international exposure.  The Bank was not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard in the first quarter of 2020, as this guidance will not be effective for the Bank until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Bank will continue to evaluate the allowance for loan losses as new information becomes available.

At March 31, 2020,  December 31, 2019, and March 31, 2019 aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.  There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended March 31, 2020.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2020	2019	2019

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	17	18	258
Restructured loans, accruing interest and less than 90 days past due	2,612	2,663	2,898
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	2,629	2,681	3,156
Foreclosed assets	-	-	-
Total nonperforming assets	$2,629	$2,681	$3,156
Nonperforming loans to total loans receivable at period-end	0.25%	0.26%	0.33%
Nonperforming assets to total assets	0.22%	0.23%	0.28%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $97 thousand from December 31, 2019 to March 31, 2020. This increase is due to purchases offset by depreciation on existing premises and equipment.

Deposits

Total deposits at March 31, 2020 increased $16.2 million to $1.05 billion from $1.03 billion at December 31, 2019. Demand, NOW and money market deposits increased $20.6 million, savings deposits increased $7.3 million and time deposits decreased  $11.8 million. Time deposits decreased due to the maturing of deposits that originated with certain promotions done in the first quarter of 2019. The funds were primarily used  to fund new loan growth and purchase securities. The growth was primarily due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Bank also continued to capitalize on opportunities created by recent and proposed mergers in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $43.2 million at March 31, 2020, compared to $40.0 million at December 31, 2019.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At March 31, 2020, the Company had $87.9 million of available for sale securities. Securities with carrying values of approximately $77.8 million and $74.0 million at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At March 31, 2020, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $588.2 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2020 and $18.1 million in short-term FHLB advances outstanding as of December 31, 2019. There were $14.7 million in long-term FHLB advances outstanding as of March 31, 2020 and none outstanding as of December 31, 2019. All FHLB borrowings are secured by qualifying assets of the Bank. The increase in long-term FHLB advances was done in conjunction with the run-off of the certificates of deposit described above.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2020 and December 31, 2019. Advances from this line are unsecured.

In April 2020, the Bank applied to and has been approved by the Federal Reserve Board for both the ability to borrow under its Paycheck Protection Program Liquidity Facility (“PPPLF”) as well as its Discount Window.  The Bank will consider borrowings under the PPPLF to provide liquidity in order to fund the PPP loans described in the above Loans section. The PPPLF provides term funding to depository institutions that originate loans to small businesses under the PPP.  PPP loans that are pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $125.9 million at March 31, 2020, compared to $142.4 million at December 31, 2019 as companies advanced additional amounts on their lines of credit due to market conditions. At March 31, 2020 the Company had letters of credit outstanding of $3.3 million and FHLB deposit letters of credit outstanding of $7.6 million. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs. Management will continue to evaluate the Company’s liquidity position for changes caused by the COVID-19 pandemic.

Capital Resources and Adequacy

Total stockholders’ equity was $103.0 million as of March 31, 2020, representing a net increase of $3.4 million from December 31, 2019.  The increase in capital was primarily the result of the net income of $2.5 million, an increase of $1.4 million in unrealized gains on available for sale securities, and an increase in surplus of $173 thousand due to stock grants and employee stock purchases with compensation expense, offset by  a treasury stock purchase of $720 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2020, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2020	December 31, 2019

	(Dollars In Thousands)
Tier I, common stockholders' equity	$99,957	$98,230
Tier II, allowable portion of allowance for loan losses	8,366	8,022
Total capital	$108,323	$106,252

Common equity tier 1 capital ratio	12.0%	12.0%
Tier I risk based capital ratio	12.0%	12.0%
Total risk based capital ratio	13.0%	13.0%
Tier I leverage ratio	8.5%	8.4%

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

The Company qualifies as a small bank holding company and would not be subject to the Federal Reserve’s consolidated capital rules, although an institution that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company has elected to continue to report those amounts and ratios.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2020	December 31, 2019

	(Dollars In Thousands)
Tier I, common stockholders' equity	$100,218	$98,275
Tier II, allowable portion of allowance for loan losses	8,366	8,022
Total capital	$108,584	$106,297

Common equity tier 1 capital ratio	12.0%	12.0%
Tier I risk based capital ratio	12.0%	12.0%
Total risk based capital ratio	13.0%	13.0%
Tier I leverage ratio	8.5%	8.4%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at March 31, 2020.  For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	0.3%
Down 200 basis points	-2.0%

Up 100 basis points	-0.5%
Up 200 basis points	-1.3%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2020, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2019 Form 10-K. There are no material changes from the risk factors included within the 2019 Form 10-K, other than the risks described below. The risks described within the 2019 Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 reduced the benchmark fed funds rate 150 basis points to a target range of 0% to 0.25%, and the yields on 10-year and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hotel industry, the restaurant industry and the assisted living facilities industry. Finally, the spread of the coronavirus has caused the Bank to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further actions may be required by government authorities or taken as determined in the best interests of the Bank’s employees, customers, community, and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond payment accommodation periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss could result in a decrease in the rate of any potential cash dividend;
•

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are a participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number of shares of common stock repurchased by the Company, and the average paid for such shares, during the first quarter of 2020. The Company has not publicly announced any purchase plan or program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	40,000	$18.00	N/A	N/A
February 1 - 29, 2020	N/A	N/A	N/A	N/A
March 1 - 31, 2020	N/A	N/A	N/A	N/A

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 5, 2020	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 5, 2020	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer