Form 10-Q
period 2020-06-30
Embassy Bancorp, Inc.
filed 2020-08-10
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 3, 2020	($1.00 Par Value)	7,473,014
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	June 30,	December 31,
ASSETS	2020	2019

	(In Thousands, Except Share Data)
Cash and due from banks	$16,229	$5,825
Interest bearing demand deposits with banks	80,452	33,161
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	97,681	39,986
Securities available for sale	136,388	90,829
Restricted investment in bank stock	1,349	1,478
Loans receivable, net of allowance for loan losses of $9,017 in 2020; $8,022 in 2019	1,029,430	1,006,117
Paycheck Protection Program loans receivable	65,059	-
Premises and equipment, net of accumulated depreciation	2,678	2,123
Bank owned life insurance	20,556	20,259
Accrued interest receivable	2,954	2,048
Other assets	12,591	13,279
Total Assets	$1,368,686	$1,176,119
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$246,535	$171,815
Interest bearing	909,339	860,153
Total Deposits	1,155,874	1,031,968
Securities sold under agreements to repurchase	11,236	7,208
Short-term borrowings	-	18,067
Long-term borrowings	14,651	-
Paycheck Protection Program Liquidity Facility borrowings	62,039	-
Accrued interest payable	1,693	3,281
Other liabilities	18,302	15,980
Total Liabilities	1,263,795	1,076,504
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2020 issued 7,578,061 shares; outstanding 7,473,014 shares;
2019 issued 7,543,524 shares; outstanding 7,478,477 shares;	7,578	7,544
Surplus	26,119	25,937
Retained earnings	69,924	65,794
Accumulated other comprehensive income	2,990	1,340
Treasury stock, at cost: 105,047 and 65,047 shares at June 30, 2020 and
December 31, 2019, respectively	(1,720)	(1,000)
Total Stockholders' Equity	104,891	99,615
Total Liabilities and Stockholders' Equity	$1,368,686	$1,176,119

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$10,074	$9,884	$20,264	$19,468
Paycheck Protection Program loans, including fees	238	-	238	-
Securities, taxable	358	395	735	761
Securities, non-taxable	195	252	407	542
Short-term investments, including federal funds sold	27	170	103	314
Total Interest Income	10,892	10,701	21,747	21,085
INTEREST EXPENSE
Deposits	1,594	2,336	3,589	4,213
Securities sold under agreements to repurchase	3	20	13	45
Short-term borrowings	-	5	51	273
Long-term borrowings	27	-	35	-
Paycheck Protection Program Liquidity Facility borrowings	24	-	24	-
Total Interest Expense	1,648	2,361	3,712	4,531
Net Interest Income	9,244	8,340	18,035	16,554
PROVISION FOR LOAN LOSSES	650	95	970	225
Net Interest Income after Provision for Loan Losses	8,594	8,245	17,065	16,329
OTHER NON-INTEREST INCOME
Credit card processing fees	43	94	120	174
Debit card interchange fees	145	158	278	285
Other service fees	67	125	184	241
Bank owned life insurance	324	134	297	344
Gain on sale of securities, net	128	-	128	-
Gain on sale of other real estate owned	-	-	-	45
Gain on sale of loans	59	-	59	-
Total Other Non-Interest Income	766	511	1,066	1,089
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,669	2,621	5,508	5,264
Occupancy and equipment	795	861	1,653	1,681
Data processing	623	579	1,259	1,141
Credit card processing	13	33	43	66
Advertising and promotion	274	464	570	875
Professional fees	210	193	446	388
FDIC insurance	97	107	148	202
Loan & real estate	51	44	119	87
Charitable contributions	183	193	472	469
Other	383	439	812	915
Total Other Non-Interest Expenses	5,298	5,534	11,030	11,088

Income Before Income Taxes	4,062	3,222	7,101	6,330
INCOME TAX EXPENSE	745	608	1,327	1,164
Net Income	$3,317	$2,614	$5,774	$5,166

BASIC EARNINGS PER SHARE	$0.44	$0.35	$0.77	$0.69

DILUTED EARNINGS PER SHARE	$0.44	$0.35	$0.77	$0.69

DIVIDENDS PER SHARE	$0.22	$0.20	$0.22	$0.20

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2020		2019

	(In Thousands)
Net Income		$3,317		$2,614
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	413		1,023
Less: reclassification adjustment for realized gains	(128)		-
	285		1,023
Income tax effect	(60)		(214)
Net unrealized gain	225		809
Other comprehensive income, net of tax		225		809
Comprehensive Income		$3,542		$3,423

	Six Months Ended June 30,
	2020		2019

	(In Thousands)

Net Income		$5,774		$5,166
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	2,216		3,046
Less: reclassification adjustment for realized gains	(128)		-
	2,088		3,046
Income tax effect	(438)		(639)
Net unrealized gain	1,650		2,407
Other comprehensive income, net of tax		1,650		2,407
Comprehensive Income		$7,424		$7,573

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2020
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2019	$7,544	$25,937	$65,794	$1,340	$(1,000)	$99,615
Net income	-	-	2,457	-	-	2,457
Other comprehensive income, net of tax	-	-	-	1,425	-	1,425
Common stock grants to directors, 12,757 shares	13	135	-	-	-	148
Common stock grants to officers, 19,453 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $639	19	25	-	-	-	44
Shares issued under employee stock purchase
plan, 1,289 shares	1	13	-	-	-	14
Purchase of treasury stock, 40,000 shares at $18.00 per share	-	-	-	-	(720)	(720)
BALANCE - MARCH 31, 2020	$7,577	$26,110	$68,251	$2,765	$(1,720)	$102,983

Net income	-	-	3,317	-	-	3,317
Other comprehensive income, net of tax	-	-	-	225	-	225
Dividend declared, $0.22 per share	-	-	(1,644)	-	-	(1,644)
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $641	-	(3)	-	-	-	(3)
Shares issued under employee stock purchase
plan, 1,038 shares	1	12	-	-	-	13
BALANCE - JUNE 30, 2020	$7,578	$26,119	$69,924	$2,990	$(1,720)	$104,891

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2019
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2018	$7,530	$25,532	$56,410	$(1,247)	$(1,000)	$87,225
Net income	-	-	2,552	-	-	2,552
Other comprehensive income, net of tax	-	-	-	1,598	-	1,598
Compensation expense recognized on stock options	-	1	-	-	-	1
Common stock grants to directors, 10,799 shares	10	151	-	-	-	161
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $608	-	51	-	-	-	51
Shares issued under employee stock purchase
plan, 894 shares	1	13	-	-	-	14
BALANCE - MARCH 31, 2019	$7,541	$25,748	$58,962	$351	$(1,000)	$91,602

Net income	-	-	2,614	-	-	2,614
Other comprehensive income, net of tax	-	-	-	809	-	809
Dividend declared, $0.20 per share	-	-	(1,495)	-	-	(1,495)
Compensation expense recognized on stock options	-	1	-	-	-	1
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $558	-	50	-	-	-	50
Shares issued under employee stock purchase
plan, 712 shares	1	10	-	-	-	11
BALANCE - JUNE 30, 2019	$7,542	$25,809	$60,081	$1,160	$(1,000)	$93,592

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,774	$5,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	970	225
Amortization of deferred loan costs	146	123
Amortization of deferred Paycheck Protection Program loan fees	(124)	-
Depreciation	384	411
Net amortization of investment security premiums and discounts	196	60
Stock compensation expense	189	264
Net realized gain on sale of other real estate owned	-	(45)
Income on bank owned life insurance	(297)	(344)
Net realized gain on sale of securities available for sale	(128)	-
Loans originated for sale	(689)	-
Proceeds from sale of loans	748	-
Net realized gain on sale of loans	(59)	-
Increase in accrued interest receivable	(906)	(31)
Decrease in other assets	250	390
(Decrease) increase in accrued interest payable	(1,588)	544
Increase (decrease) in other liabilities	678	(85)
Net Cash Provided by Operating Activities	5,544	6,678
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(81,890)	(10,203)
Maturities, calls and principal repayments of securities available for sale	34,328	13,879
Proceeds from sales of securities available for sale	4,023	-
Net increase in loans receivable	(24,429)	(17,038)
Net increase in Paycheck Protection Program loans receivable	(64,935)
Net redemption of restricted investment in bank stock	129	2,096
Proceeds from sale of other real estate owned	-	180
Purchases of premises and equipment	(939)	(281)
Net Cash Used in Investing Activities	(133,713)	(11,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	123,906	79,825
Net increase (decrease) in securities sold under agreements to repurchase	4,028	(9,986)
Proceeds from Employee Stock Purchase Plan	27	25
Decrease in short-term borrowed funds	(18,067)	(53,995)
Proceeds from long-term borrowed funds	14,651	-
Proceeds from Paycheck Protection Program Liquidity Facility borrowed funds	62,039	-
Purchase of treasury stock	(720)	-
Net Cash Provided by Financing Activities	185,864	15,869
Net Increase in Cash and Cash Equivalents	57,695	11,180
CASH AND CASH EQUIVALENTS - BEGINNING	39,986	27,576
CASH AND CASH EQUIVALENTS - ENDING	$97,681	$38,756

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,300	$3,987
Income taxes paid	$1,286	$1,106

Non-cash Investing and Financing Activities:

Recognition of operating lease right of use assets	$-	$10,908
Recognition of operating lease liabilities	$-	$11,014

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Note 3 – COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic and on March 13, 2020 the United States government declared COVID-19 as a national emergency. The continuing effects of the outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. The economic effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations, though such potential impact is unknown at this time.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the six-months ended June 30, 2020, the Company provided certain borrowers affected in a variety of ways by the COVID-19 outbreak with payment accommodations that facilitate their ability to work through the immediate impact of the virus. Payment accommodations were in the form of short-term (six months or less) principal and/or interest deferrals. These payment accommodations were made in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company. Section 4013 of the CARES Act, enacted on March 27, 2020, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates, the Company may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings and suspend any determination of a loan modified as a result of the effects of the pandemic as being a troubled debt restructuring, including impairment for accounting purposes. Interest income is continuing to be recognized during the accommodation period. The following table presents COVID-19 payment accommodations based on loan type and amount at June 30, 2020:

	Number of Loans	Loan Amount
		(In Thousands)
Commercial real estate	149	$148,165
Commercial	52	9,283
Residential real estate	81	16,821
Consumer	2	33
Total	284	$174,302

Included in the totals above are 19 loans totaling $22.9 million that were provided a second short-term payment accommodation and 26 loans totaling $7.7 million in which the payment accommodations period has ended and the loan payments have resumed under their original contractual terms.

Subsequent to June 30, 2020 at July 29, 2020, the Company had 282 Section 4013 loans totaling $174.1 million. Included in these totals are 37 loans totaling $45.1 million that were provided a second short-term payment accommodation and 137 loans totaling $75.2 million in which the payment accommodations period has ended and the loan payments have resumed under their original contractual terms. Between June 30, 2020 and July 29, 2020, there were three Section 4013 loans of $167 thousand that were repaid in full and one new Section 4013 loan added of $183 thousand.

As part of the CARES Act, the Company was approved to be a Paycheck Protection Program (“PPP”) lender. The Company had not previously been an approved Small Business Administration (“SBA”) 7(a) lender. The Company began accepting applications from qualified borrowers on April 3, 2020. As of June 30, 2020, the Company had booked a total of 520 PPP loans with a receivable balance of $65.1 million, net of $1.8 million of unearned origination fees and costs.

These PPP loans are 100% guaranteed by the SBA, have up to a two year or five year maturity and an interest rate of 1% throughout the term of the loan, with payments deferred over the first six months following the date of disbursement of the loan. The SBA may forgive the PPP loans if certain conditions are met by the borrower, including using at least 60% of the proceeds for payroll costs. The SBA also provides the Company with a processing fee for each loan, with the amount of such fee pre-determined by the SBA dependent upon the size of each loan. At June 30, 2020, the Company has recorded deferred PPP loan fees of $2.4 million which will be recognized through interest income over the life of the related PPP loans. Because of the 100% SBA guarantee, the Company has determined that no allowance for loan losses is required on the PPP loans. All PPP loans have a pass rating and none are past due under their contractual terms.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In April 2020, the Company applied and was approved by the Federal Reserve Board for both the ability to borrow under its Paycheck Protection Program Liquidity Facility (“PPPLF”), as well as its Discount Window. The PPPLF provides term funding to depository institutions that originate loans to small businesses under the PPP. PPP loans that are pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations. The components of long-term borrowings with the PPPLF at June 30, 2020 were as follows:

	June 30, 2020
	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding
April 2022	0.35%	$38,701
May 2022	0.35%	23,338
Total PPPLF Outstanding Borrowings		$62,039

The Company’s allowance for loan losses increased $995 thousand to $9.0 million at June 30, 2020 compared to $8.0 million at December 31, 2019. At June 30, 2020 and December 31, 2019, the allowance for loan losses represented 0.87% and 0.79%, respectively, of loans receivable (not including PPP loans which are 100% guaranteed by the SBA). In the first and second quarters of 2020, the Company adjusted the allowance for loan losses’ economic risk factor and loan modifications risk factor methodologies to incorporate the current economic implications, rising unemployment rate and number of loan modifications from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at June 30, 2020, the Company considered the health and composition of its loan portfolio going into and through the COVID-19 pandemic. The Company’s nonperforming loans to total loans receivable, excluding PPP loans receivable, was 0.27% at June 30, 2020, up from 0.26% at December 31, 2019. The Company had no charge-offs for the three and six months ended June 30, 2020 and for the year ended December 31, 2019. At June 30, 2020, approximately 94% of the Company’s loan portfolio is collateralized by real estate. Less than 6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Company has no international exposure. The Company was not required to adopt the Current Expected Credit Losses (“CECL”) Financial Accounting Standards Board (“FASB “) accounting standard in 2020, as this guidance will not be effective for the Company until 2023.

In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 has reduced by 150 basis points the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30 year treasury notes have declined to historic lows. Approximately 10% of the Company’s loan portfolio is scheduled to mature or reprice within the next year. As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on treasury notes, the Company’s future net interest margin and spread may be reduced.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Securities Available For Sale

At June 30, 2020 and December 31, 2019, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2020:
U.S. Treasury securities	$29,986	$-	$-	$29,986
U.S. Government agency obligations	13,588	2	-	13,590
Municipal bonds	34,581	1,565	-	36,146
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	513	32	-	545
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	53,935	2,204	(18)	56,121
Total	$132,603	$3,803	$(18)	$136,388

December 31, 2019:
Municipal bonds	$25,586	$863	$(5)	$26,444
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	63,546	877	(38)	64,385
Total	$89,132	$1,740	$(43)	$90,829

The amortized cost and fair value of securities as of June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$43,904	$43,907
Due after one year through five years	1,989	1,999
Due after five years through ten years	5,898	6,108
Due after ten years	26,364	27,708
	78,155	79,722
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	513	545
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	53,935	56,121
Total	$132,603	$136,388

There were no sales of securities for the three and six months ended June 30, 2019. Gross gains of $128 thousand were realized on sales of securities for the three and six months ended June 30, 2020. There were no gross losses on the sales of securities for the three and six months ended June 30, 2020.

Securities with a carrying value of $88.3 million and $74.0 million at June 30, 2020 and December 31, 2019, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2020:	(In Thousands)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	$4,636	$18	$-	$-	$4,636	$18
Total Temporarily Impaired Securities	$4,636	$18	$-	$-	$4,636	$18
	.
December 31, 2019:
Municipal bonds	$1,295	$(5)	$-	$-	$1,295	$(5)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	4,701	(1)	8,528	(37)	13,229	(38)
Total Temporarily Impaired Securities	$5,996	$(6)	$8,528	$(37)	$14,524	$(43)

The Company had two (2) securities in an unrealized loss position at June 30, 2020 and five (5) securities in an unrealized loss position at December 31, 2019. The unrealized losses are due to market interest rate fluctuations. As of June 30, 2020, the Company either has the intent and ability to hold the securities until maturity or market price recovery, or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities.

Note 5 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.3 million as of June 30, 2020 and $1.4 million as of December 31, 2019. The Bank had ACBB stock at a carrying value of $40 thousand at June 30, 2020 and December 31, 2019.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2020.

Note 6 – Loans and Credit Quality

On May 1, 2020, the Company sold its entire $689 thousand commercial credit card loan portfolio to an unrelated third party for a gain of $59 thousand. These loans were classified as held for sale at March 31, 2020 prior to the May 1, 2020 sale.

The Company has presented PPP loans of $65.1 million separately from loans receivable on the Consolidated Balance Sheet. As described in Note 3, PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are current and risk rated as pass. PPP loans are not included in the below composition and credit quality tables.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of loans receivable at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020		December 31, 2019
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$445,563	42.93%	$427,987	42.24%
Commercial construction	10,339	1.00%	12,622	1.25%
Commercial	47,233	4.55%	53,747	5.30%
Residential real estate	533,953	51.45%	518,150	51.13%
Consumer	744	0.07%	820	0.08%
Total loans	1,037,832	100.00%	1,013,326	100.00%
Unearned origination fees	615		813
Allowance for loan losses	(9,017)		(8,022)
Net Loans	$1,029,430		$1,006,117

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2020 and December 31, 2019, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2020	(In Thousands)
Commercial real estate	$444,111	$-	$1,452	$-	$445,563
Commercial construction	10,024	-	315	-	10,339
Commercial	47,151	82	-	-	47,233
Residential real estate	532,879	522	552	-	533,953
Consumer	742	-	2	-	744
Total	$1,034,907	$604	$2,321	$-	$1,037,832

December 31, 2019
Commercial real estate	$426,526	$-	$1,461	$-	$427,987
Commercial construction	12,307	-	315	-	12,622
Commercial	53,656	91	-	-	53,747
Residential real estate	517,281	719	150	-	518,150
Consumer	820	-	-	-	820
Total	$1,010,590	$810	$1,926	$-	$1,013,326

At June 30, 2020 and December 31, 2019 the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$877	$1,117		$1,626	$1,890
Commercial construction	315	315		315	315
Commercial	-	-		-	-
Residential real estate	925	995		530	786
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$700	$700	$25	$-	$-	$-
Commercial construction	-	-	-	-	-	-
Commercial	233	233	26	234	234	27
Residential real estate	616	616	129	816	816	175
Consumer	2	2	2	-	-	-
Total:
Commercial real estate	$1,577	$1,817	$25	$1,626	$1,890	$-
Commercial construction	315	315	-	315	315	-
Commercial	233	233	26	234	234	27
Residential real estate	1,541	1,611	129	1,346	1,602	175
Consumer	2	2	2	-	-	-
	$3,668	$3,978	$182	$3,521	$4,041	$202

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$883	$11	$1,712	$17
Commercial construction	315	2	315	3
Commercial	-	-	-	-
Residential real estate	816	9	684	2
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$700	$5	$-	$-
Commercial construction	-	-	-	-
Commercial	233	3	238	3
Residential real estate	620	6	836	8
Consumer	1	-	-	-
Total:
Commercial real estate	$1,583	$16	$1,712	$17
Commercial construction	315	2	315	3
Commercial	233	3	238	3
Residential real estate	1,436	15	1,520	10
Consumer	1	-	-	-
	$3,568	$36	$3,785	$33

	Six Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,130	$24	$1,719	$34
Commercial construction	315	5	315	6
Commercial	-	-	-	-
Residential real estate	721	16	692	5
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$467	$11	$-	$-
Commercial construction	-	-	-	-
Commercial	233	5	238	5
Residential real estate	685	11	840	15
Consumer	1	-	-	-
Total:
Commercial real estate	$1,597	$35	$1,719	$34
Commercial construction	315	5	315	6
Commercial	233	5	238	5
Residential real estate	1,406	27	1,532	20
Consumer	1	-	-	-
	$3,552	$72	$3,804	$65

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2020	December 31, 2019

	(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	240	18
Consumer	2	-
Total	$242	$18

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2020 and December 31, 2019, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2020	(In Thousands)
Commercial real estate	$118	$-	$-	$118	$445,445	$445,563	$-
Commercial construction	-	-	-	-	10,339	10,339	-
Commercial	151	-	-	151	47,082	47,233	-
Residential real estate	2,702	330	-	3,032	530,921	533,953	-
Consumer	-	-	2	2	742	744	-
Total	$2,971	$330	$2	$3,303	$1,034,529	$1,037,832	$-

December 31, 2019
Commercial real estate	$-	$-	$-	$-	$427,987	$427,987	$-
Commercial construction	-	-	-	-	12,622	12,622	-
Commercial	-	-	-	-	53,747	53,747	-
Residential real estate	951	-	-	951	517,199	518,150	-
Consumer	-	-	-	-	820	820	-
Total	$951	$-	$-	$951	$1,012,375	$1,013,326	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending June 30, 2020
Beginning Balance - March 31, 2020	$3,353	$121	$817	$3,627	$18	$430	$8,366
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	221	(8)	(55)	(10)	(2)	504	650
Ending Balance - June 30, 2020	$3,574	$113	$762	$3,618	$16	$934	$9,017

Six Months Ending June 30, 2020
Beginning Balance - December 31, 2019	$3,221	$121	$770	$3,488	$19	$403	$8,022
Charge-offs	-	-	-	-	-	-	-
Recoveries	24	-	-	1	-	-	25
Provisions	329	(8)	(8)	129	(3)	531	970
Ending Balance - June 30, 2020	$3,574	$113	$762	$3,618	$16	$934	$9,017

Three Months Ending June 30, 2019
Beginning Balance - March 31, 2019	$3,265	$103	$598	$3,198	$21	$361	$7,546
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	(45)	2	45	67	3	23	95
Ending Balance - June 30, 2019	$3,220	$105	$643	$3,265	$24	$384	$7,641

Six Months Ending June 30, 2019
Beginning Balance - December 31, 2018	$3,248	$94	$574	$3,179	$19	$298	$7,412
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	4	-	-	-	4
Provisions	(28)	11	65	86	5	86	225
Ending Balance - June 30, 2019	$3,220	$105	$643	$3,265	$24	$384	$7,641

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2020 and December 31, 2019:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2020
Allowance for Loan Losses
Ending Balance	$3,574	$113	$762	$3,618	$16	$934	$9,017
Ending balance: individually evaluated for impairment	$25	$-	$26	$129	$2	$-	$182
Ending balance: collectively evaluated for impairment	$3,549	$113	$736	$3,489	$14	$934	$8,835

Loans receivables:
Ending balance	$445,563	$10,339	$47,233	$533,953	$744		$1,037,832
Ending balance: individually evaluated for impairment	$1,577	$315	$233	$1,541	$2		$3,668
Ending balance: collectively evaluated for impairment	$443,986	$10,024	$47,000	$532,412	$742		$1,034,164

December 31, 2019
Allowance for Loan Losses
Ending Balance	$3,221	$121	$770	$3,488	$19	$403	$8,022
Ending balance: individually evaluated for impairment	$-	$-	$27	$175	$-	$-	$202
Ending balance: collectively evaluated for impairment	$3,221	$121	$743	$3,313	$19	$403	$7,820

Loans receivables:
Ending balance	$427,987	$12,622	$53,747	$518,150	$820		$1,013,326
Ending balance: individually evaluated for impairment	$1,626	$315	$234	$1,346	$-		$3,521
Ending balance: collectively evaluated for impairment	$426,361	$12,307	$53,513	$516,804	$820		$1,009,805

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

June 30, 2020	(In Thousands)
Commercial real estate	$1,142	$-	$1,142
Commercial construction	260	-	260
Commercial	233	-	233
Residential real estate	962	16	978
Consumer	-	-	-
	$2,597	$16	$2,613

December 31, 2019
Commercial real estate	$1,188	$-	$1,188
Commercial construction	260	-	260
Commercial	233	-	233
Residential real estate	982	18	1,000
Consumer	-	-	-
	$2,663	$18	$2,681

As of June 30, 2020, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and six months ended June 30, 2020 and 2019.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and six months ended June 30, 2020 and 2019.

Note 7 – Deposits

The components of deposits at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
	(In Thousands)

Demand, non-interest bearing	$246,535	$171,815
Demand, NOW and money market, interest bearing	205,809	180,869
Savings	475,777	425,284
Time, $250 and over	84,412	92,517
Time, other	143,341	161,483
Total deposits	$1,155,874	$1,031,968

At June 30, 2020, the scheduled maturities of time deposits are as follows (in thousands):

2020 (remainder of the year)	$96,873
2021	92,469
2022	9,219
2023	24,402
2024	3,971
2025	819
$227,753

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At June 30, 2020, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $597.5 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2020 and $18.1 million in short-term FHLB advances outstanding as of December 31, 2019. There were $14.7 million in long-term FHLB advances outstanding as of June 30, 2020 and none outstanding at December 31, 2019. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2020 and December 31, 2019. Advances from this line are unsecured.

As described in Note 3, the Bank has long-term PPPLF borrowings through the Federal Reserve Bank of Philadelphia of $62.0 million, at an interest rate of 0.35%, as of June 30, 2020 and none as of December 31, 2019. All PPPLF borrowings are secured by PPP loans.

The components of long-term borrowings with the FHLB at June 30, 2020 were as follows:

	June 30, 2020
	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding
March 2022	0.79%	$10,000
March 2022	0.64%	2,663
March 2022	0.61%	1,988
Total FHLB Outstanding Borrowings		$14,651

Note 9 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the SIP and extend the term of the SIP for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At June 30, 2020, there were 467,790 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of three years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended June 30, 2020, there have been 172,323 awards granted. There were no awards granted during the three months ended June 30, 2020 and 2019. During the six months ended June 30, 2020 and 2019 there were 32,210 and 10,799

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

awards granted, respectively. The Company recognized a credit of $3 thousand in compensation expense for restricted stock awards during the three months ended June 30, 2020 and recognized $41 thousand in compensation expense for restricted stock awards during the six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, the Company recognized compensation expense of $50 thousand and $101 thousand, respectively.

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There was no stock compensation expense related to these options for the three and six months ended June 30, 2020 and $1 thousand and $2 thousand in stock compensation expense for the three and six months ended June 30, 2019.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 12,549 shares have been issued as of June 30, 2020. The Company recognized discount expense in relation to the ESPP of $1 thousand during the three and six months ended June 30, 2020 and 2019, respectively.

Note 10 – Other Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income both before tax and net of tax are as follows:

	Three Months Ended June 30,
	2020			2019

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$413	$(87)	$326	$1,023	$(214)	$809
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(128)	27	(101)	-	-	-
Total other comprehensive income	$285	$(60)	$225	$1,023	$(214)	$809

	Six Months Ended June 30,
	2020			2019

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$2,216	$(465)	$1,751	$3,046	$(639)	$2,407
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(128)	27	(101)	-	-	-
Total other comprehensive income	$2,088	$(438)	$1,650	$3,046	$(639)	$2,407

A.Realized gains on securities transactions included in gain on sales of securities, net, in the accompanying Consolidated Statements of Income.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the realized gains on securities available for sale, net of tax, is as follows:

	Three and Six Months Ended
	June 30,
	2020	2019

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(128)	$-
Income taxes	27	-
Net of tax	$(101)	$-

A summary of the accumulated other comprehensive income net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2020 and 2019	(In Thousands)
Balance March 31, 2020	$2,765
Other comprehensive income before reclassifications	326
Amounts reclassified from accumulated other comprehensive income	(101)
Net other comprehensive income during the period	225
Balance June 30, 2020	$2,990

Balance March 31, 2019	$351
Other comprehensive income before reclassifications	809
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	809
Balance June 30, 2019	$1,160

Six Months Ended June 30, 2020 and 2019
Balance January 1, 2020	$1,340
Other comprehensive income before reclassifications	1,751
Amounts reclassified from accumulated other comprehensive income	(101)
Net other comprehensive income during the period	1,650
Balance June 30, 2020	$2,990

Balance January 1, 2019	$(1,247)
Other comprehensive income before reclassifications	2,407
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	2,407
Balance June 30, 2019	$1,160

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Basic and Diluted Earnings per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$3,317	$2,614	$5,774	$5,166

Weighted average shares outstanding	7,471,988	7,476,237	7,457,932	7,473,111
Dilutive effect of potential common shares, stock options	48,036	63,118	48,036	63,084
Diluted weighted average common shares outstanding	7,520,024	7,539,355	7,505,968	7,536,195

Basic earnings per share	$0.44	$0.35	$0.77	$0.69
Diluted earnings per share	$0.44	$0.35	$0.77	$0.69

Stock options of 4,227 were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2020 because to do so would have been anti-dilutive. There were no stock options not considered in computing diluted earnings per common share for the three and six months ended June 30, 2019.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2020 and December 31, 2019, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$29,986	$-	$29,986
U.S. Government agency obligations	-	13,590	-	13,590
Municipal bonds	-	36,146	-	36,146
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	545	-	545
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	56,121	-	56,121
June 30, 2020 Securities available for sale	$-	$136,388	$-	$136,388

Municipal bonds	$-	$26,444	$-	$26,444
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	64,385	-	64,385
December 31, 2019 Securities available for sale	$-	$90,829	$-	$90,829

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
June 30, 2020 Impaired loans	$-	$-	$1,369	$1,369
December 31, 2019 Impaired loans	$-	$-	$848	$848

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

At June 30, 2020, of the impaired loans having an aggregate balance of $3.7 million, $2.1 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

the balance owed on the loan. Of the remaining $1.6 million in impaired loans, an aggregate valuation allowance of $182 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At both June 30, 2020 and December 31, 2019, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2020:
Impaired loans	$1,369	Appraisal of collateral and pending agreement of sale	Appraisal adjustments (1)	0% to -25% (-15.1%)
			Liquidation expenses (2)	0% to -10.0% (-8.5%)
December 31, 2019:
Impaired loans	$848	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-25%)
			Liquidation expenses (2)	0% to -7.5% (-7.5%)

1.Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal. The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.

2.Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2020 and December 31, 2019:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
June 30, 2020:
Financial assets:
Cash and cash equivalents	$97,681	$97,681	$97,681	$-	$-
Securities available-for-sale	136,388	136,388	-	136,388	-
Loans receivable, net of allowance	1,029,430	1,091,840	-	-	1,091,840
Paycheck Protection Program loans receivable	65,059	65,479	-	-	65,479
Restricted investments in bank stock	1,349	1,349	-	1,349	-
Accrued interest receivable	2,954	2,954	-	2,954	-
Financial liabilities:
Deposits	1,155,874	1,159,905	-	1,159,905	-
Securities sold under agreements to
repurchase and federal funds purchased	11,236	11,236	-	11,236	-
Long-term borrowings	14,651	14,690	-	-	14,690
Paycheck Protection Program Liquidity
Facility borrowings	62,039	59,793	-	-	59,793
Accrued interest payable	1,693	1,693	-	1,693	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2019:
Financial assets:
Cash and cash equivalents	$39,986	$39,986	$39,986	$-	$-
Securities available-for-sale	90,829	90,829	-	90,829	-
Loans receivable, net of allowance	1,006,117	1,013,093	-	-	1,013,093
Restricted investments in bank stock	1,478	1,478	-	1,478	-
Accrued interest receivable	2,048	2,048	-	2,048	-
Financial liabilities:
Deposits	1,031,968	1,033,786	-	1,033,786	-
Securities sold under agreements to
repurchase and federal funds purchased	7,208	7,208	-	7,208	-
Short-term borrowings	18,067	18,067	-	18,067	-
Accrued interest payable	3,281	3,281	-	3,281	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 13 – Future Accounting Standards

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, (v) changes in accounting policies or procedures as may be required by FASB or regulatory agencies, (vi) risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal responses, and (vii) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2019 and subsequent filings with the SEC.

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

At June 30, 2020, the Company continued to be in a strong financial and operational condition. The Bank’s June 30, 2020 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans (not including PPP loans) at June 30, 2020 was 0.27% and the ratio of non-performing assets to total assets was 0.21%. We believe the Company is well prepared for the economic and social consequences of the COVID-19 global pandemic.

The Company’s assets increased $192.6 million from $1.2 billion at December 31, 2019 to $1.4 billion at June 30, 2020. The increase was due to an increase in cash and cash equivalents of $57.7 million, an increase of $45.6 million in securities available for sale, an increase of $23.3 million in net loans receivable (not including PPP loans) and new PPP loans of $65.1 million. The growth in cash and cash equivalents, securities available for sale, and net loans receivable was primarily funded by deposits, while the PPP loan growth was primarily funded with PPPLF borrowings of $62.0 million. The Company's deposits grew $123.9 million from $1.0 billion at December 31, 2019 to $1.2 billion at June 30, 2020. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers, including an increase as a result of PPP loan proceeds being deposited into business deposit accounts. The Bank also continues to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Net loans receivable (not including PPP loans) increased by $23.3 million from $1.01 billion at December 31, 2019 to $1.03 billion at June 30, 2020. Before the onset of the COVID-19 pandemic the market continued to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended June 30, 2020 was $3.3 million compared to net income for the three months ended June 30, 2019 of $2.6 million, an increase of $703 thousand, or 26.9%. Basic and diluted earnings per share increased to $0.44 for the three months ended June 30, 2020, as compared to $0.35 for the three months ended June 30, 2019. The difference in net income for the three months ended June 30, 2020 and June 30, 2019 resulted, in part, from an increase in net interest income, an increase in bank owned life insurance, gain on the sale of securities, gain on the sale of loans, and a decrease in non-interest expenses primarily caused by a decrease in advertising and promotion expense, a decrease in occupancy and equipment expense, and a decrease in other expenses; offset by an increase in the provision for loan losses, a decrease in credit card processing fees and other service fees, and an increase in increase in salaries and benefits and data processing. The increase in the provision for loan losses for the three months ended June 30, 2020 was primarily a result of adjusting the economic risk factor and loan modifications risk factor in the allowance for loan loss methodology due to the COVID-19 pandemic, and to a lesser extent, ongoing loan growth.

Net income for the six months ended June 30, 2020 was $5.8 million compared to net income for the six months ended June 30, 2019 of $5.2 million, an increase of $608 thousand, or 11.8%. Basic and diluted earnings per share increased to $0.77 for the six months ended June 30, 2020, as compared to $0.69 for the six months ended June 30, 2019. The difference in net income for the six months ended June 30, 2020 and June 30, 2019 resulted, in part, from an increase in net interest income, gain on the sale of securities, gain on the sale of loans, and a decrease in non-interest expenses primarily caused by a decrease in advertising and promotion expense and a decrease in other expenses; offset by an increase in the provision for loan losses, a decrease in credit card processing fees and other service fees, a decrease in bank owned life insurance, no gains on the sale of real estate owned, an increase in salaries and benefits, data processing and professional fees. The increase in the provision for loan losses for the six months ended June 30, 2020 was primarily a result of adjusting the economic and loan modifications risk factors in the allowance for loan loss methodology due to the COVID-19 pandemic and, to a lesser extent, ongoing loan growth.

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

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and non-taxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2020 and 2019.

Total interest income for the three months ended June 30, 2020 increased $191 thousand to $10.9 million, as compared to $10.7 million for the three months ended June 30, 2019. Average earning assets were $1.2 billion for the three months ended June 30, 2020 as compared to $1.1 billion for the three months ended June 30, 2019. The tax equivalent yield on average earning assets was 3.54% for the second quarter of 2020 compared to 3.99% for the second quarter of 2019, respectively.

Total interest expense for the three months ended June 30, 2020 decreased $713 thousand to $1.6 million, as compared to $2.4 million for the three months ended June 30, 2019. Average interest bearing liabilities were $935.4 million for the three months ended June 30, 2020 as compared to $856.4 million for the three months ended June 30, 2019. The yield on average interest bearing liabilities was 0.71% and 1.11% for the second quarter of 2020 and 2019, respectively.

Net interest income for the three months ended June 30, 2020 was $9.2 million compared to $8.3 million for the three months ended June 30, 2019. The improvement in net interest income is primarily the result of a decrease in the balance and rates of certificates of deposit and a decrease in the rates of interest bearing demand deposits, NOW, money market, savings, securities sold under agreement to repurchase and other borrowings. Also contributing to the improvement in net interest income for the three months ended June 30, 2020 was an increase in the balances of taxable loans, taxable investments and interest bearing deposits with banks, and interest income from PPP loans. The improvements were offset, in part, by a decrease in the rates of taxable and non-taxable loans, taxable and non-taxable investments, fed funds sold and interest bearing deposits with banks, an increase in the balance of interest bearing demand deposits, NOW, money markets, savings, FHLB long-term borrowings, and interest expense from PPPLF borrowings. The Company’s net interest margin decreased to 2.99% on a US GAAP basis and 3.01% on a non-US GAAP basis for the three months ended June 30, 2020, as compared to 3.09% on a US GAAP basis and 3.12% on a non-US GAAP basis for the three months ended June 30, 2019.

In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 reduced by 150 basis points the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30 year treasury notes have declined to historic lows. Less than 10% of the Company’s loan portfolio is scheduled to mature or reprice within the next year. As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on treasury notes, the Company’s future net interest margin and spread may be reduced. The Company’s net interest margin was also affected by the PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings added during the quarter. The net interest margin on a non-US GAAP basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the three months ended June 30, 2020 was 3.05%.

Total interest income for the six months ended June 30, 2020 increased $662 thousand to $21.7 million, as compared to $21.1 million for the six months ended June 30, 2019. Average earning assets were $1.2 billion for the six months ended June 30, 2020 as compared to $1.1 billion for the six months ended June 30, 2019. The tax equivalent yield on average earning assets was 3.70% for the six months ended June 30, 2020 compared to 3.98% for the six months ended June 30, 2019, respectively.

Total interest expense for the six months ended June 30, 2020 decreased $819 thousand to $3.7 million, as compared to $4.5 million for the six months ended June 30, 2019. Average interest bearing liabilities were $906.3 million for the six months ended June 30, 2020 as compared to $856.4 million for the six months ended June 30, 2019. The yield on average interest bearing liabilities was 0.82% and 1.07% for the six months ended June 30, 2020 and 2019, respectively.

Net interest income for the six months ended June 30, 2020 was $18.0 million compared to $16.6 million for the six months ended June 30, 2019. The improvement in net interest income for the six months ended June 30, 2020 is primarily the result of the a decrease in the balance and rates of certificates of deposit, securities sold under agreement to repurchase, and FHLB short-term borrowings, and a decrease in the rates of interest bearing demand deposits, NOW, money market, and savings accounts. Also contributing to the improvement in net interest income for the six months ended June 30, 2020 was an increase in the balances of taxable loans, taxable investments and interest bearing deposits with banks, and interest income from PPP loans. The improvements were offset, in part, by a decrease in the rates of taxable and non-taxable loans, taxable and non-taxable investments, fed funds sold and interest bearing deposits with banks; an increase in the balance of interest bearing demand deposits, NOW and money markets, savings and FHLB long-term borrowings; and interest expense from PPPLF borrowings. The Company’s net interest margin decreased to 3.05% on a US GAAP basis and 3.07% on a non-US GAAP basis for the six months ended June 30, 2020, as compared to 3.10% on a US GAAP basis and 3.13% on a non-US GAAP basis for the six months ended June 30, 2019. As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on treasury notes, the Company’s future net interest margin and spread may be further reduced. The Company’s net interest margin was also affected by the PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings added during the period. The net interest margin on a non-US GAAP basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the six months ended June 30, 2020 was 3.09%.

The table below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2020 and 2019, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2020			2019
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,027,175	$10,022	3.92%	$961,715	$9,822	4.10%
Loans - Paycheck Protection Program	42,907	238	2.23%	-	-	0.00%
Loans - non-taxable (1)	7,080	52	3.74%	7,919	62	3.99%
Investment securities - taxable	78,339	358	1.84%	58,980	395	2.69%
Investment securities - non-taxable (1)	26,177	195	3.79%	30,827	252	4.15%
Federal funds sold	1,000	-	0.00%	896	6	2.44%
Interest bearing deposits with banks	60,180	27	0.18%	22,722	164	2.90%
TOTAL INTEREST EARNING ASSETS	1,242,858	10,892	3.54%	1,083,059	10,701	3.99%
Less allowance for loan losses	(8,549)			(7,591)
Other assets	53,533			51,241
TOTAL ASSETS	$1,287,842			$1,126,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$192,310	$104	0.22%	$155,779	$259	0.67%
Savings	455,203	342	0.30%	426,655	574	0.54%
Certificates of deposit	235,981	1,148	1.96%	261,963	1,503	2.30%
Securities sold under agreements to repurchase and other borrowings	25,036	30	0.48%	12,018	25	0.83%
Paycheck Protection Program Liquidity
Facility borrowings	26,854	24	0.35%	-	-	0.00%
TOTAL INTEREST BEARING LIABILITIES	935,384	1,648	0.71%	856,415	2,361	1.11%

Non-interest bearing demand deposits	228,310			157,930
Other liabilities	19,095			19,112
Stockholders' equity	105,053			93,252
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,287,842			$1,126,709

Net interest income		$9,244			$8,340
Tax equivalent adjustments
Loans		14			17
Investments		52			67
Total tax equivalent adjustments		66			84
Net interest income on a tax equivalent basis		$9,310			$8,424
Net interest spread (US GAAP basis)			2.82%			2.86%
Net interest margin (US GAAP basis)			2.99%			3.09%
Net interest spread (non-US GAAP basis) (3)			2.83%			2.88%
Net interest margin (non-US GAAP basis) (3)			3.01%			3.12%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2020 and 2019, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2020 and 2019, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2020			2019

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable	$1,021,676	$20,154	3.97%	$958,634	$19,345	4.07%
Loans - Paycheck Protection Program	21,454	238	2.23%	-	-	0.00%
Loans - non-taxable	7,223	110	3.88%	7,948	123	3.95%
Investment securities - taxable	70,994	735	2.08%	56,433	761	2.72%
Investment securities - non-taxable	25,663	407	4.04%	32,242	542	4.29%
Federal funds sold	766	1	0.38%	616	7	2.38%
Interest bearing deposits with banks	40,214	102	0.51%	20,338	307	3.04%
TOTAL INTEREST EARNING ASSETS	1,187,990	21,747	3.70%	1,076,211	21,085	3.98%
Less allowance for loan losses	(8,314)			(7,522)
Other assets	52,156			51,606
TOTAL ASSETS	$1,231,832			$1,120,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$187,090	$365	0.39%	$144,404	$380	0.53%
Savings	440,857	786	0.36%	435,937	1,142	0.53%
Certificates of deposit	240,799	2,438	2.04%	243,254	2,691	2.23%
Securities sold under agreements to repurchase and other borrowings	24,128	99	0.83%	32,805	318	1.95%
Paycheck Protection Program Liquidity
Facility borrowings	13,427	24	0.35%	-	-	0.00%
TOTAL INTEREST BEARING LIABILITIES	906,301	3,712	0.82%	856,400	4,531	1.07%

Non-interest bearing demand deposits	203,301			153,795
Other liabilities	19,039			18,731
Stockholders' equity	103,191			91,369
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,231,832			$1,120,295

Net interest income		$18,035			$16,554
Tax equivalent adjustments
Loans		29			33
Investments		108			144
Total tax equivalent adjustments		137			177
Net interest income on a tax equivalent basis		$18,172			$16,731
Net interest spread (US GAAP basis)			2.86%			2.88%
Net interest margin (US GAAP basis)			3.05%			3.10%
Net interest spread (non-US GAAP basis)			2.88%			2.91%
Net interest margin (non-US GAAP basis)			3.07%			3.13%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2020 and 2019, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2020 and 2019, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended				Six Months Ended
	June 30, 2020				June 30, 2020
	compared to June 30, 2019				compared to June 30, 2019
	(In Thousands)
		Due to change in:				Due to change in:
	Total			# of	Total			# of
	Change	Volume	Rate	Days	Change	Volume	Rate	Days

Interest-earning assets:
Loans - taxable	$200	$669	$(441)	$(28)	$809	$1,272	$(519)	$56
Loans - Paycheck Protection Program	238	238	-	-	238	238	-	0
Loans - non-taxable	(10)	(6)	(4)	(0)	(13)	(11)	(2)	0
Investment securities - taxable	(37)	130	(166)	(1)	(26)	196	(224)	2
Investment securities - non-taxable	(57)	(38)	(18)	(1)	(135)	(110)	(26)	1
Federal funds sold	(6)	1	(6)	(1)	(6)	2	(7)	(1)
Interest bearing deposits with banks	(137)	270	(407)	0	(205)	300	(505)	0
Total net change in income on
interest-earning assets	191	1,264	(1,042)	(31)	662	1,887	(1,283)	58

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	(155)	60	(215)	(0)	(15)	113	(129)	1
Savings	(232)	38	(269)	(1)	(356)	13	(371)	2
Certificates of deposit	(355)	(149)	(203)	(3)	(253)	(27)	(233)	7
Total deposits	(742)	(51)	(687)	(4)	(624)	99	(733)	10
Securities sold under agreements to
repurchase and other borrowings	5	27	(22)	(0)	(219)	(84)	(135)	(0)
Paycheck Protection Program
Liquidity Facility borrowings	24	24	-	-	24	24	-	-
Total net change in expense on
interest-bearing liabilities	(713)	0	(709)	(4)	(819)	39	(868)	10
Change in net interest income	$904	$1,264	$(333)	$(27)	$1,481	$1,848	$(415)	$48

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

For the three months ended June 30, 2020, the provision for loan losses was $650 thousand, as compared to $95 thousand for the same period ended June 30, 2019. In the three months ended June 30, 2020, there were no charge-offs and $1 thousand in recoveries, as compared to no charge-offs or recoveries for the three months ended June 30, 2019. For the six months ended June 30, 2020, the provision for loan losses was $970 thousand, as compared to $225 thousand for the same period ended June 30, 2019. In the six months ended June 30, 2020, there were no charge-offs and $25 thousand in recoveries, as compared to no charge-offs and $4 thousand in recoveries for the six months ended June 30, 2019. The provision for loan losses is a function of the allowance for loan loss methodology that the Bank uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. In the first and second quarters of 2020, the Bank adjusted the economic risk factor and loan modifications risk factor methodologies to incorporate the current economic implications, rising unemployment rate and amount of loan modifications due to the COVID-19 pandemic. See further discussion below in the “Credit Risk and Loan Quality” section of the Bank’s considerations of its June 30, 2020 allowance for loan loss levels. The allowance for loan losses is $9.0 million as of June 30, 2020, which is 0.87% of outstanding loans receivable (not including PPP loans), compared to $7.6 million or 0.78% of outstanding loans as of June 30, 2019. At December 31, 2019, the allowance for loan losses was $8.0 million, which represented 0.79% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loans receivable portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In Thousands)
Loans receivable at end of period	$1,037,832	$973,498	$1,037,832	$973,498
Allowance for loan losses:
Balance, beginning	$8,366	$7,546	$8,022	$7,412
Provision for loan losses	650	95	970	225
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total loans charged off	-	-	-	-
Recoveries of loans previously charged off:
Commercial real estate	-	-	24	-
Commercial construction	-	-	-	-
Commercial	-	-	-	4
Residential real estate	1	-	1	-
Consumer	-	-	-	-
Total recoveries	1	-	25	4
Net charge offs	1	-	25	4
Balance at end of period	$9,017	$7,641	$9,017	$7,641
Allowance for loan losses to loans receivable at end of period	0.87%	0.78%	0.87%	0.78%

Non-interest Income

Total non-interest income was $766 thousand for the three months ended June 30, 2020 compared to $511 thousand for the same period in 2019. The increase is attributable to an increase in bank owned life insurance of $190 thousand, gain on the sale of securities of $128 thousand and the gain on the sale of loans of $59 thousand; offset by a decrease of $51 thousand in credit card processing fees due, in part, to less merchant processing activity resulting from the COVID-19 pandemic and less credit card activity due to the credit card portfolio being sold in the second quarter of 2020. The increase in the bank owned life insurance was driven by the effect market conditions had on underlying life insurance assets, particularly the separate account life insurance assets. There was also a decrease in other service fees of $58 thousand, primarily due to the Company waiving overdraft fees during part of the second quarter due to the COVID-19 pandemic.

Total non-interest income was $1.1 million for the six months ended June 30, 2020 and 2019. There was a slight decrease of $23 thousand from prior year attributable to a decrease of $54 thousand in credit card processing fees due, in part, to less merchant processing activity resulting from the COVID-19 pandemic and less credit card activity due to the credit card portfolio being sold in the second quarter of 2020, a decrease in other service fees of $57 thousand primarily due to the Company waiving overdraft fees during part of the second quarter due to the COVID-19 pandemic; a decrease in bank owned life insurance of $47 thousand; and the gain on the sale of real estate owned of $45 thousand during the six months ended June 30, 2019; offset by the gain on the sale of securities of $128 thousand and the gain on the sale of loans of $59 thousand during the six months ended June 30, 2020. The increase in the bank owned life insurance was driven by the effect market conditions had on underlying life insurance assets, particularly the separate account life insurance assets.

Non-interest Expense

Non-interest expenses decreased by $236 thousand from $5.5 million for the three months ended June 30, 2019 to $5.3 million for the same period ended June 30, 2020. The decrease in non-interest expenses is attributable to a decrease of $66 thousand in occupancy and equipment due to less maintenance and repairs, utilities, and leasehold improvements; a decrease of $20 thousand in credit card processing due to less credit card activity from the credit card portfolio being sold in the second quarter of 2020; a decrease of $190 thousand in advertising and promotions; and a decrease of $56 thousand in other expenses in part due to less employee, customer and shareholder expenses due to restrictions resulting from the COVID-19 pandemic. These decreases in non-interest expenses were offset, in part, by an increase of $48 thousand in salaries and employee benefits due to a 4.3% increase in full-time equivalent employees from ninety-three (93) at June 30, 2019 to ninety-seven (97) at June 30, 2020 as a result of continued growth and annual increases in salaries and benefits, offset by the deferred compensation costs associated with the PPP loan originations. The Company also experienced an increase of $44 thousand in data processing due primarily to an expanding customer base.

Non-interest expenses decreased $58 thousand from $11.1 million for the six months ended June 30, 2019 to $11.0 million for the same period ended June 30, 2020. The decrease in non-interest expenses were attributable to a decrease of $305 thousand in advertising and promotions from shifts in marketing strategies and less promotional items resulting in part from the COVID-19 pandemic; a decrease of $54 thousand in FDIC insurance due to remaining FDIC assessment credits applied in the first quarter of 2020; and a decrease of $103 thousand in other expenses, in part due to less postage expenses, less fraud losses and less employee, customer and shareholder expenses due to restrictions resulting from the COVID-19 pandemic. These decreases in non-interest expenses were offset, in part, by an increase of $244 thousand in salaries and employee benefits due to a 4.3% increase in full-time equivalent employees from ninety-three (93) at June 30, 2019 to ninety-seven (97) at June 30, 2020 as a result of continued growth and annual increases in salaries and benefits, offset by the deferred compensation costs associated with the PPP loan originations. Additional increases in non-interest expenses are attributable to an increase of $118 thousand in data processing due primarily to an expanding customer base; an increase of $58 thousand in professional fees due primarily to an increase in legal (including certain fees specific to COVID-19 matters), auditing and consulting costs; and an increase of $32 thousand in loan and real estate due primarily to loan legal fees and appraisal fees.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2020 totaled $745 thousand, or 18.3% of income before taxes. The provision for income taxes for the three months ended June 30, 2019 totaled $608 thousand, or 18.9% of income before taxes. The decrease in the tax rate is primarily the result of the increase in income on bank owned life insurance; offset by the change in the mix of taxable and tax free loans and investments. The provision for income taxes for the six months ended June 30, 2020 totaled $1.3 million, or 18.7% of income before taxes, compared to income taxes for the six months ended June 30, 2019 totaling $1.2 million, or 18.4% of income before taxes. The increase in the tax rate is primarily the result of a decrease in income on bank owned life insurance and change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Bank’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Bank intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury securities. The Bank holds no high-risk securities or derivatives as of June 30, 2020. The Bank has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2020 were $136.4 million compared to $90.8 million at December 31, 2019. The increase in the investment portfolio resulted from the purchase of three (3) mortgage-backed securities and six (6) taxable municipal bonds, eight (8) tax-free municipal bonds, two (2) government agency bonds and three (3) Treasury securities totaling $81.9 million, and an increase in unrealized gains of $2.2 million; offset by principal pay downs on mortgage-backed securities, calls of eleven (11) non-taxable municipal bonds, the maturity of one (1) government agency bond totaling $34.3 million and the sale of one (1) mortgage backed security totaling $4.0 million, including a realized gain of $128 thousand. The carrying value of the securities portfolio as of June 30, 2020 includes a net unrealized gain of $3.8 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $1.7 million at December 31, 2019. The current unrealized gain position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

On May 1, 2020, the Company sold its entire $689 thousand commercial credit card loan portfolio to an unrelated third party for a gain of $59 thousand. These commercial credit cards were unsecured. The Company does not anticipate originating and selling commercial credits cards in the future.

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans receivable (not including PPP loans) at June 30, 2020 increased $23.3 million to $1.03 billion from $1.01 billion at December 31, 2019. The gross loan-to-deposit ratio decreased from 98% at December 31, 2019 to 90% at June 30, 2020. The Bank’s loan portfolio at June 30, 2020 was comprised of residential real estate and consumer loans of $534.7 million, an increase of $15.7 million from December 31, 2019, and commercial loans of $503.1 million, an increase of $8.8 million from December 31, 2019. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans. As described in Note 3 to the consolidated financial statements, the Bank is participating in the SBA PPP program to support the needs of its small business clients. PPP loans receivable at June 30, 2020 were $65.1 million. Including PPP loans receivable, the gross loan-to-deposit ratio was 95%.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were done in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company will not be categorizing these modifications as troubled debt restructurings. Through June 30, 2020, the Company had provided payment accommodations on 284 loans with balances of $174.3 million at June 30, 2020. Included in the totals above are 19 loans totaling $22.9 million that were provided a second short-term payment accommodation and 26 loans totaling $7.7 million in which the payment accommodations period has ended and the loan payments have resumed under their original contractual terms.

Subsequent to June 30, 2020 at July 29, 2020, the Company had 282 Section 4013 loans totaling $174.1 million. Included in these totals are 37 loans totaling $45.1 million that were provided a second short-term payment accommodation and 137 loans totaling $75.2 million in which the payment accommodations period has ended and the loan payments have resumed under their original contractual terms. Between June 30, 2020 and July 29, 2020, there were three Section 4013 loans of $167 thousand that were repaid in full and one new Section 4013 loan added of $183 thousand.

Credit Risk and Loan Quality

The allowance for loan losses increased $995 thousand to $9.0 million at June 30, 2020 compared to $8.0 million at December 31, 2019. At June 30, 2020 and December 31, 2019, the allowance for loan losses represented 0.87% and 0.79%, respectively, of total loans receivable (not including PPP loans which are guaranteed by the SBA). In the first and second quarter of 2020, the Bank adjusted the economic risk factor and loan modifications risk factor methodologies to incorporate the current economic implications, rising unemployment rate and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at June 30, 2020, the Bank considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. The Bank’s nonperforming loans to total loans receivable (not including PPP loans) was 0.27% at June 30, 2020, down from 0.32% at June 30, 2019 and up slightly from 0.26% at December 31, 2019. The Bank had no charge-offs for the three and six months ended June 30, 2020 and for the year ended December 31, 2019. At June 30, 2020, approximately 94% of the Bank’s loan portfolio is collateralized by real estate. Less than 6% of the Bank’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Bank has no direct international exposure. The Bank was not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard in 2020, as this guidance will not be effective for the Bank until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Bank will continue to evaluate the allowance for loan losses as new information becomes available.

At June 30, 2020, December 31, 2019, and June 30, 2019 aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three and six months ended June 30, 2020.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2020	2019	2019

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	242	18	244
Restructured loans, accruing interest and less than 90 days past due	2,597	2,663	2,878
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	2,839	2,681	3,122
Foreclosed assets	-	-	-
Total nonperforming assets	$2,839	$2,681	$3,122
Nonperforming loans to loans receivable (not including PPP loans) at period-end	0.27%	0.26%	0.32%
Nonperforming assets to total assets	0.21%	0.23%	0.28%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $555 thousand from December 31, 2019 to June 30, 2020. This increase is due to purchases offset by depreciation on existing premises and equipment. The increase in purchases was primarily due to the ongoing construction of the new Macungie branch.

Deposits

Total deposits at June 30, 2020 increased $123.9 million to $1.2 billion from $1.0 billion at December 31, 2019. The increase in the Company’s deposits was due to an increase of $99.7 million in demand, NOW and money market deposits and a $50.5 million increase in savings deposits; offset by a decrease of $26.2 million in time deposits. The growth in total deposits was due to organic growth of new and existing customers, along with the proceeds from PPP loans being deposited into business deposit accounts. The shift out of time deposits was primarily due to promotions rolling off into lower yielding deposits due to the current rate environment. The funds were primarily used to fund new loan growth and purchase securities.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $97.7 million at June 30, 2020, compared to $40.0 million at December 31, 2019.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At June 30, 2020, the Company had $136.4 million of available for sale securities. Securities with carrying values of approximately $88.3 million and $74.0 million at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At June 30, 2020, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $597.5 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2020 and $18.1 million in short-term FHLB advances outstanding as of December 31, 2019. There were $14.7 million in long-term FHLB advances outstanding as of June 30, 2020 and none outstanding at December 31, 2019. All FHLB borrowings are secured by qualifying assets of the Bank. The increase in long-term FHLB advances corresponds with the run-off of the certificates of deposit described above.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2020 and December 31, 2019. Advances from this line are unsecured.

As described in Note 3, the Bank has long-term PPPLF borrowings through the Federal Reserve Bank of Philadelphia of $62.0 million as of June 30, 2020. All PPPLF borrowings are secured by PPP loans. The PPPLF provides term funding to depository institutions that originate loans to small businesses under the PPP. PPP loans that are pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $128.1 million at June 30, 2020. At June 30, 2020 the Company had letters of credit outstanding of $4.7 million, FHLB deposit letters of credit outstanding of $2.6 million and FHLB non-deposit letters of credit $90 thousand. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs. Management will continue to evaluate the Company’s liquidity position for changes caused by the COVID-19 pandemic.

Capital Resources and Adequacy

Total stockholders’ equity was $104.9 million as of June 30, 2020, representing a net increase of $5.3 million from December 31, 2019. The increase in capital was primarily the result of the net income of $5.8 million, an increase of $1.7 million in unrealized gains on available for sale securities, and an increase in surplus of $182 thousand due to stock grants and employee stock purchases with compensation expense, offset by dividends declared of $1.6 million and a treasury stock purchase of $720 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined in the regulations). As of June 30, 2020, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2020	December 31, 2019

	(Dollars In Thousands)
Tier I, common stockholders' equity	$101,841	$98,230
Tier II, allowable portion of allowance for loan losses	9,017	8,022
Total capital	$110,858	$106,252

Common equity tier 1 capital ratio	12.1%	12.0%
Tier I risk based capital ratio	12.1%	12.0%
Total risk based capital ratio	13.2%	13.0%
Tier I leverage ratio	8.1%	8.4%

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

The Company qualifies as a small bank holding company and is not subject to the Federal Reserve’s consolidated capital rules, although an institution that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company has elected to continue to report those amounts and ratios.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2020	December 31, 2019

	(Dollars In Thousands)
Tier I, common stockholders' equity	$101,901	$98,275
Tier II, allowable portion of allowance for loan losses	9,017	8,022
Total capital	$110,918	$106,297

Common equity tier 1 capital ratio	12.1%	12.0%
Tier I risk based capital ratio	12.1%	12.0%
Total risk based capital ratio	13.2%	13.0%
Tier I leverage ratio	8.1%	8.4%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at June 30, 2020. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.3%
Down 200 basis points	-3.9%

Up 100 basis points	0.3%
Up 200 basis points	0.4%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2020, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2019 Form 10-K and our subsequent filings with the SEC. There are no material changes from such risk factors, other than the risk described below. Such risks are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL
and contained in Exhibit 101)

* This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 7, 2020	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 7, 2020	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer