Form 10-K
period 2020-12-31
Embassy Bancorp, Inc.
filed 2021-03-12
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $69,214,460.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 5, 2021	($1.00 Par Value)	7,540,976
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Mission

The Company provides a traditional range of financial products and services to meet the depository and credit needs of individual consumers, small and medium sized businesses, and professionals in its market area. As a locally owned and operated community bank, there is a strong focus on service that is highly personalized, efficient, and responsive to local needs. It is the intention of the Company to deliver its products and services with the care and professionalism expected of a community bank and with a special dedication to personalized service. To create this environment, the Company employs an experienced, well-trained, highly motivated staff, with interest in building quality client relationships using state-of-the-art delivery systems and client service facilities. The Company’s senior management has extensive banking experience and establishes the Company’s goal to serve the financial needs of its clients and provide a profitable return to its investors, consistent with safe and sound banking practices. The Company focuses on obtaining and retaining customer relationships by offering a broad range of financial services, competitively priced and delivered in a responsive manner, with emphasis on understanding the financial needs of its customers.

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

Deposits

In order for the Company to attract and retain stable deposit relationships the Company offers small business cash management services to help local companies better manage their cash flow. The expertise and experience of the Company’s management coupled with the latest technology accessed through third party providers enables the Company to maximize the growth of business-related deposits.

Embassy Bancorp, Inc.

As for consumers, deposit growth is driven by a variety of factors including, but not limited to, population growth, bank and non-bank competition, local bank mergers and consolidations, increase in household income, interest rates, accessibility of location and the sales efforts of Company personnel. Time deposits can be attracted and increased by paying an interest rate higher than that offered by competitors but are the costliest type of deposit. The most profitable type of deposits are non-interest bearing demand (checking) accounts which can be attracted by offering free checking. However, both high interest rates and free checking accounts generate certain expenses for a bank and the desire to increase deposits must be balanced with the need to be profitable and the extent of banking relationships with the customers. The deposit services of the Company are generally comprised of demand deposits, savings deposits, money market deposits, time deposits and Individual Retirement Accounts.

Loans

The loan portfolio of the Company consists primarily of secured fixed and variable rate loans, with a significant concentration in commercial real estate transactions and consumer residential real estate mortgage and home equity loans. While most credit facilities are appropriately collateralized, major emphasis is placed upon the financial condition of the borrower and evaluating the borrower’s cash flow versus debt service requirements. The Company has an experienced lending and private banking team. The Company believes that the familiarity of its experienced management team and members of the Company’s Loan Committee in regard to prospective local borrowers enables the Company to better evaluate the character, integrity, and creditworthiness of the prospective borrowers.

Loan growth is driven by customer demand, which in turn is influenced by individual and business indebtedness and consumer demand for goods. The Company’s loan and private banking officers call upon accountants, financial planners, attorneys, local realtors, and others to generate loans and loan referrals. Again, a balance between growth, credit risk and pricing are required to maintain performing loans for the Company, as lending money will always entail some risk. A performing loan is a loan which is being repaid according to its original terms and is the most desirable type of loan that a bank seeks to make. Without loans a bank cannot generate enough earnings to be profitable. The risk involved in each loan must, therefore, be carefully evaluated before the loan is made. The interest rate at which the loan is made should always reflect the risk factors involved, including the term of the loan, the value of collateral, if any, the reliability of the projected source of repayment and the amount of the loan requested. Credit quality will always be the Company’s most important factor.

The Company does not sell its mortgages into the secondary market, has not been involved in any “sub-prime” mortgage lending, and has not purchased or invested in any securities backed by or which include sub-prime loans.

As further described in Note 2 to the consolidated financial statements, in 2020, as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company was approved to be a Paycheck Protection Program (“PPP”) lender. The Company had not previously been an approved SBA 7(a) lender. The Company began accepting applications from qualified borrowers on April 3, 2020. On December 27, 2020, the 2021 Consolidated Appropriations Act (“CAA”) was signed into law. The CAA included $284 billion of new PPP funding, and the Company is assisting its customers in applying for such funding.

Commercial Lending

The Company generally targets businesses with annual revenues of less than $10 million, including business owners, legal, and medical professionals. The Company offers responsiveness, flexibility and local decision making for loan applications of small business owners thereby eliminating delays caused by non-local management. The Company participates in local, state, and federal loan programs.

Consumer Lending

The Company offers its retail customer base a product line of consumer loan services including mortgage loans, first time home buyer mortgages, secured home equity loans, lines of credit, auto loans, limited mortgage escrow services, and to a much lesser extent, unsecured personal loans.

Embassy Bancorp, Inc.

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

Fee Income

Fee income is non-interest related. The Company earns fee income by charging customers for banking services, credit card and merchant processing, treasurer’s checks, overdrafts, wire transfers, check orders, and cash management services, as well as other deposit and loan related fees. Unlike many in the industry, the Company does not sell its mortgages on the secondary market, nor does it offer trust or investment/brokerage services to its customers, all of which would generate additional fee income.

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

Embassy Bancorp, Inc.

According to Federal Deposit Insurance Corporation (“FDIC”) data, as of June 30, 2020, the Company ranks 5th in bank market share in Northampton County with four (4) offices, and 6th in Lehigh County bank market share with five (5) offices, with a combined deposit market share of 7.12% for both counties. The Company believes there is significant room for organic growth in its current market area of Lehigh and Northampton Counties.

The Company continually evaluates strategic locations for branch offices within the Lehigh Valley, which are supplemented by convenient access through electronic banking products and services, for both consumer and commercial customers. The Company currently has nine (9) offices. The Company plans to commence operations of its tenth branch at 2002 West Liberty Street, Allentown, Lehigh County, Pennsylvania in the second quarter of 2021, subject to regulatory approval.

Bank Premises

The Company currently leases eight (8) of its bank operations premises and leases the land only at the Borough of Macungie branch, with the building being owned by the Company. The nine (9) branches are situated at the following locations:

Northampton County:
•	Hanover Township (includes administrative offices)
•	Lower Saucon Township
•	Lower Nazareth Township
•	Borough of Nazareth

Lehigh County:
•	South Whitehall Township
•	Salisbury Township
•	Lower Macungie Township
•	City of Bethlehem
•	Borough of Macungie

As described above, the Company has a future planned branch at 2002 West Liberty Street, Allentown, Lehigh County, Pennsylvania. The Company pays certain additional expenses of occupying these spaces including, but not necessarily limited to, real estate taxes, insurance, utilities, and repairs. The Company is obligated under the leases to maintain the premises in good order, condition, and repair.

Employees

As of December 31, 2020, the Company had a total of 96 full-time equivalent employees.

Competition

The geographic market the Company serves is highly competitive for deposits and loans. The Company competes with local, regional and national traditional banking institutions, as well as non-bank financial service providers such as credit unions, financial technology companies, brokerage firms, insurance companies and mortgage companies. In the Company’s primary market area, major regional and super-regional banks generally hold larger market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits, more robust advertising campaigns, significantly larger branch networks, and can invest in technology on a larger scale. The industry, as a whole, competes primarily in the area of interest rates, products offered, customer service and convenience.

The Company believes it is able to compete within its market by offering competitive interest rates and a superior level of customer service, as reflected in our continued growth in market share. The recent consolidation of banks in the Company’s market, due to mergers and acquisitions, has also provided additional opportunities for the Company to build and grow new customer relationships.

Embassy Bancorp, Inc.

Credit unions present a significant competitive challenge to the Company. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than banks can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints imposed on the banks, such as the Community Reinvestment Act (“CRA”), which require the Company to implement procedures to make and monitor loans throughout the communities served. Adhering to such regulatory requirements raises the Company’s compliance costs associated with lending activities and reduces potential operating profits. Accordingly, the Company competes by focusing on building customer relationships and maintaining the commitment to customer service the community has come to expect.

Segments

The Company acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. The Company offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer, residential mortgage, and home equity loans; and the providing of other financial services.

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

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The legislation also called for the FDIC to raise its ratio

Embassy Bancorp, Inc.

of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. On September 30, 2018 the deposit insurance fund reserve ratio reached 1.36%. Because the reserve ratio exceeded the 1.35%, small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for their portion of the assessment that contributed to the growth, to be applied when the reserve ratio was at least 1.38%. As of June 30, 2019, the ratio exceeded 1.38% and the Company received credits of $44 thousand and $206 thousand during the years ending December 31, 2020 and December 31, 2019, respectively.

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

Consumer Financial Protection Bureau

Through the Dodd-Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) was established as an independent entity within the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s rules contain provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay, loan servicing, and prepayment penalties.

On January 10, 2013, the CFPB issued a final regulation defining a “qualified mortgage” for purposes of the Dodd-Frank Act and setting standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. This regulation, which became effective on January 10, 2014, also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.” On January 17, 2013, the CFPB issued a final regulation containing new mortgage servicing rules applicable to our bank subsidiary, which took effect on January 10, 2014. The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market. These changes affect notices to be given to consumers in reference to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers are also prohibited from processing foreclosures when a loan modification is pending and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

Additionally, the servicer must provide direct and ongoing access to its personnel and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred.

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

Embassy Bancorp, Inc.

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

At December 31, 2020 and December 31, 2019, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards and exceeded the capital conservation buffers.  See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

At December 31, 2020, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 13 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

As a Pennsylvania chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. See Note 13 to the consolidated financial statements included at Item 8 of this Report.

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

Section 22(g) and 22(h) of the Federal Reserve Act impose similar limitations on loans and extensions of credit from the bank to its executive officers, directors, and principal shareholders and any of their related interests. The limitations restrict the terms and aggregate amount of such transactions. Regulation O implements the provisions of Sections 22(g) and 22(h) and requires maintenance of records of such transactions by the bank and regular reporting of such transactions by insiders. The FDIC also requires the bank, upon request, to disclose publicly loans and extensions of credit to insiders in excess of certain amounts.

Embassy Bancorp, Inc.

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

Other Federal Laws and Regulations

State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. The Bank’s loans are also subject to federal laws applicable to credit transactions, such as the following:

•Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

•Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

•Various rules and regulations of various federal agencies charged with the implementation of such federal laws.

Additionally, the Company’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

•Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require the Company to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to the Company’s customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

•USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect, and prosecute international money laundering and the financing of terrorism.

Effective July 1, 2010, a federal banking rule under the Electronic Fund Transfer Act prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. The Company did not charge customers for these transactions, nor provide these types of services.

Embassy Bancorp, Inc.

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

Human Capital Management

We believe that outstanding people are the key to the Company’s growth and success. Through the efforts of our team, Embassy has established itself as a leading organization in our Lehigh Valley community. The Company’s philosophy is to strive to maintain simplicity in our policies and efficiency in our procedures. We pride ourselves in creating an open, diverse, and transparent culture that celebrates teamwork and recognizes team members at all levels. We believe that diversity of cultures, thoughts, and experiences results in better outcomes and empowers our team members to make more meaningful contributions within our company and community. This in turn provides an environment in which our team will thrive. The majority of our team are regular full-time employees, and we also employ regular part-time employees and some seasonal/temporary team members.

It is by design that the Company runs a very efficient operation, relying greatly on the knowledge and experience of its executive management team, and, where appropriate, the outsourcing of certain functions to high quality vendors, in order to do so.  This level of efficiency requires that individual members of the Company’s executive management team assume roles that are most often held by multiple individuals at banks within the Company’s peer group.   For example, David M. Lobach, Jr. serves as Chairman of the Board, as well as President and Chief Executive Officer,  Judith A. Hunsicker serves as Chief Operating Officer and Chief Financial Officer, James R. Bartholomew serves as Senior Lending Officer and oversees business banking and business development, Diane M. Cunningham

Embassy Bancorp, Inc.

oversees retail banking and consumer lending, as well as marketing, and Lynne M. Neel oversees the finance department, deposit and loan operations and investor relations, to name a few such examples. This multidisciplinary approach is replicated throughout the Company.

The Company has created a group consisting of team members called the “Culture Club.” The club is designed to keep our business culture in the forefront of all we do. This team provides new employees with their first look at the unique Embassy culture through an orientation program created with the individual in mind. In addition, the team actively works on creative activities and educational events to enhance our existing culture for the entire Embassy team. Our culture is truly defined by “us.” The Company family is made up of a vast group of professionals who share the common goal of making our bank succeed by providing superior customer service through sales, education, technology and teamwork. Our experience has shown that when employees communicate openly and directly with supervisors, the work environment can be excellent, expectations can be clear, and attitudes will be positive. We believe that the Company amply demonstrates its commitment to employees by responding effectively to employee concerns.

Annually, every team member is asked to complete a team member commitment form, in which he or she describes duties and responsibilities they may face in their day to day work. The Company maintains these forms and uses them to aid in orienting new employees to their jobs, identifying the requirements of each position, balancing responsibilities amongst the team, establishing hiring criteria, setting standards for employee performance evaluations, and establishing a basis for making reasonable accommodations for individuals with disabilities. They are also used for discussion in connection with an existing employee’s review process. Supervisors and employees are strongly encouraged to discuss job performance and goals on an informal, day-to-day basis. Employees are asked to annually participate in the Company's self-assessment process, which includes their Personal Team Member Commitment (which describes positions) and Personal Balance Sheet. Additionally, this Balance Sheet is a formal performance evaluation conducted to provide both supervisors and employees the opportunity to discuss job tasks, identify and correct weaknesses, encourage and recognize strengths, and discuss positive, purposeful approaches for efficiently carrying out the responsibility of each position.

The salary and benefits program at the Company was created to achieve consistent pay practices, comply with federal and state laws, mirror our commitment to Equal Employment Opportunity, and offer competitive salaries and benefits within our labor market. Because recruiting and retaining talented and diverse employees is critical to our success, the Company is committed to paying its team members equitable wages that reflect the requirements and responsibilities of their positions and are competitive with the pay received by similarly situated employees in other banks in the area.

Compensation for every position is determined by several factors, including the essential duties and responsibilities of the job, and knowledge of pay practices of other employers. The Company periodically reviews its salary and benefits program and restructures it as necessary.

Eligible employees at the Company are provided a wide range of benefits. A number of the programs (such as Social Security, workers' compensation, state disability, and unemployment insurance) cover all employees in the manner prescribed by law. Benefits eligibility is dependent upon a variety of factors, primarily whether the employee is full time or part time.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic and on March 13, 2020 the United States government declared COVID-19 as a national emergency. Specific to COVID-19, the Company’s top priority is the health and safety of our team, customers, vendors, and the public. Embassy Bank’s Pandemic Officer is responsible for the oversight of the Company’s COVID-19 Program. The COVID-19 Plan Guidance has been distributed to all employees, and when necessary, to on-site workers, and vendors. All team members, onsite workers, visitors, vendors, and customers must comply with local, state and federal government regulations regarding COVID-19 policies and personal protective equipment (PPE) requirements. The Company has followed, and intends to continue to follow, at minimum, the most recent guidance issued by the Center for Disease Control (“CDC”) and the Pennsylvania Department of Health.

Embassy Bancorp, Inc.

Available Information

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934. Trades in Company common stock made by certain brokerage firms are reported on the OTCQX Market Tier of the OTC Markets under the symbol “EMYB”.  The Company is subject to the informational requirements of the Exchange Act, and, accordingly, electronically files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information with the U.S. Securities and Exchange Commission (“SEC”).  You may obtain these reports and statements, and any amendments, from the SEC’s website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.embassybank.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC.

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

Caution About Forward-looking Statements

This report contains forward-looking statements, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions that, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty.

Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, and (v) other external developments which could materially affect the Company’s business and operations, including those described in this Report under section Item 1A – Risk Factors.

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

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits, and profitability.

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

Embassy Bancorp, Inc.

We are required to transition from the use of the LIBOR interest rate index

We currently have no loans indexed to LIBOR to calculate the loan interest rate. The LIBOR index will be discontinued December 31, 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR.

As a participating lender in the Small Business Administration (“SBA”) PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP and started accepting applications from qualified borrowers on April 3, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

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

We are subject to credit risk.

As of December 31, 2020, excluding PPP loans, approximately 47 percent of the Company’s loan portfolio consisted of commercial, commercial construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate or secured consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, commercial construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan and lease losses may be insufficient.

We maintain an allowance for loan and lease losses, which is a reserve established that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The Company has determined, because of the 100% SBA guarantee, that no allowance for loan losses is required on the PPP loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing

Embassy Bancorp, Inc.

loans, identification of additional problem credits and other factors, both within and outside of our control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review our allowance for possible loan and lease losses and may require an increase in the provision for possible loan and lease losses or the recognition of further loan charge-offs, based on information unavailable to, or judgments different than those of, management. In addition, if charge-offs in future periods exceed the allowance, we may need additional provisions to increase the allowance for possible loan and lease losses. Any increases in the allowance resulting from loan loss provisions will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in Pennsylvania.

Unlike larger or regional financial institutions that are more geographically diversified, our success is dependent to a significant degree on economic conditions in Pennsylvania, especially in Lehigh and Northampton Counties, which are the counties and markets primarily served by us in the years up to and including 2020. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas served by us, could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. We can give no assurance that adverse changes in the local economy would not have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. The geographic market the Company serves is highly competitive for deposits and loans. The Company competes with local, regional, and national traditional banking institutions, as well as non-bank financial service providers such as credit unions, brokerage firms, insurance companies and mortgage companies. In the Company’s primary market area, major regional and super-regional banks generally hold larger market share positions. By virtue of their larger capital bases and greater financial resources, these institutions have significantly larger lending limits, more robust advertising campaigns, larger branch networks, and can invest in technology on a larger scale. The industry, as a whole, competes primarily in the area of interest rates, products offered, customer service and convenience. Our profitability depends upon our ability to successfully compete in our market area.

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

Embassy Bancorp, Inc.

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

We are subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or federal, state, or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our results of operations and financial condition.

We are required to make a number of judgments in applying generally accepted accounting principles and different estimates and assumptions in the application of these standards could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the fair value of certain financial instruments (securities), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), and share-based compensation. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these standards could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

Embassy Bancorp, Inc.

Prior levels of market volatility were unprecedented and future volatility may have materially adverse effects on our liquidity and financial condition.

In the not too distant past and throughout the current year, the capital and credit markets experienced extreme volatility and disruption. In some cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. If such levels of market disruption and volatility return, there can be no assurance that we will not experience adverse effects, which may materially affect our liquidity, financial condition, and profitability.

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

Embassy Bancorp, Inc.

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

As of December 31, 2020, our directors and executive officers beneficially owned in excess of 27% of our issued and outstanding common stock on a fully diluted basis.  Such persons, as a group, will have sufficient votes to strongly influence the outcome of all matters submitted to our shareholders, including the election of directors.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company.

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

Embassy Bancorp, Inc.

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

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to our shareholders. By incorporating under Pennsylvania law, our board of directors owes its fiduciary duty solely to the corporation. As such, Pennsylvania law does require a director to act solely because of the effect such action might have on an acquisition or potential acquisition of control of the corporation or the consideration that might be offered or paid to shareholders in such an acquisition. Additionally, Pennsylvania law:

•expands the factors and groups which a corporation’s board of directors can consider in determining whether an action is in the best interests of the corporation, including the effect of such action on its shareholders, employees, suppliers, customers, creditors and communities;

•provides that a corporation’s board of directors need not consider the interests of any particular group (including the shareholders) as dominant or controlling;

•provides that a corporation’s directors, in order to satisfy the presumption that they have acted in the best interests of the corporation, need not satisfy any greater obligation or higher burden of proof with respect to actions relating to an acquisition or potential acquisition of control; and

•provides that actions relating to acquisitions of control that are approved by a majority of “disinterested directors” are presumed to satisfy the directors’ standard, unless it is proven by clear and convincing evidence that the directors did not assent to such action in good faith after reasonable investigation.

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

Any one or more of these laws or measures, particularly when coupled with the fact that our insiders hold approximately 27% of our voting shares, may impede the takeover of us and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

 General Risk Factors

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

Embassy Bancorp, Inc.

Acts of terrorism, natural disasters, global climate change, pandemics and global conflicts may have a negative impact on our business and operations.

Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts, or other similar events could have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

Negative public opinion could damage our reputation and adversely affect our earnings.

Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including banking operations, our management of actual or potential conflicts of interest and ethical issues, and our protection of confidential client information. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in the way we conduct our business activities and deal with our customers, communities and vendors, these steps may not be effective.

If we need to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our bank subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation, and bank regulatory agencies.  In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. As of December 31, 2020, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital on terms and time frames acceptable to us or to raise additional capital at all. If we cannot raise additional capital in sufficient amounts when needed, our ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition, and results of operating.  Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets.  If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of our common stock. Furthermore, a capital raise through issuance of additional shares of common stock may have an adverse impact on our stock price.

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

Embassy Bancorp, Inc.

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

The Company currently leases eight (8) of its bank operations premises and leases the land at Borough of Macungie branch. The Borough of Macungie branch building is owned by the Company. The Company has signed a lease for a future planned branch facility at 2002 West Liberty Street, Allentown, Lehigh County, Pennsylvania.

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

	2020		2019
	High	Low	High	Low
First Quarter	$19.15	$10.10	$15.51	$14.30
Second Quarter	$13.33	$10.10	$16.99	$15.07
Third Quarter	$13.00	$11.50	$16.90	$15.80
Fourth Quarter	$14.60	$12.09	$18.97	$16.00

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 5, 2021, there are approximately 910 owners of record of the common stock of the Company.

(c)On September 30, 2020, the Company paid $1,644,063 or $0.22 per share, in an annual cash dividend on its common stock. On September 30, 2019, the Company paid $1,495,385 or $0.20 per share, in an annual cash dividend on its common stock As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company. See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s shareholder approved Stock Incentive Plan, as of December 31, 2020:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	63,632	$ 7.61	452,814

(e)Sales of Securities.

None.

Embassy Bancorp, Inc.

(f)Repurchase of Equity Securities.

The following table sets forth the number of shares of common stock repurchased by the Company, and the average paid for such shares, during the fourth quarter of 2020. The Company has not publicly announced any purchase plan or program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Pubicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2020	N/A	N/A	N/A	N/A
November 1 - 30, 2020	N/A	N/A	N/A	N/A
December 1 - 31, 2020	3,202	$14.00	N/A	N/A

Item 6. SELECTED FINANCIAL DATA.

Not required.

Embassy Bancorp, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for loan losses and the valuation of deferred tax assets involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

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

Other-than-temporary impairment accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2020 and 2019.

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

GENERAL

The Company is a Pennsylvania corporation organized in 2008 and registered as a bank holding company pursuant to the BHC Act. The Company was formed for purposes of acquiring the Bank in connection with the reorganization of the Bank into a bank holding company structure, which was consummated on November 11, 2008. Accordingly, the Company owns all of the capital stock of the Bank, giving the organization more flexibility in meeting its capital needs as the Company continues to grow.

The Bank, which is the Company’s primary operating subsidiary, was originally incorporated as a Pennsylvania bank on May 11, 2001 and opened its doors on November 6, 2001. It was formed by a group of local business persons and professionals with significant prior experience in community banking in the Lehigh Valley area of Pennsylvania, the Bank’s primary market area.

Since its inception, the Board’s philosophy has been that, by running the Bank with a view toward the long term, only good things will happen for the Bank’s customers, team members, shareholders, and the Lehigh Valley community.

OVERVIEW

The Company’s assets grew $265.9 million from $1.2 billion at December 31, 2019 to $1.4 billion at December 31, 2020. The Company’s deposits grew $200.4 million from $1.0 billion at December 31, 2019 to $1.2 billion at December 31, 2020. The growth in the Company’s deposits resulted primarily from a relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers along with an injection of federal stimulus money into the economy in 2020 from PPP funds and consumer stimulus payments. The Bank also continued to capitalize on opportunities created by merger announcements, name changes, and competitive branch closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank. During the same period, loans receivable (not including PPP loans), net of the allowance for loan losses, increased $73.2 million to $1.1 billion at December 31, 2020 from $1.0 billion at December 31, 2019 and PPP loans had a balance of $54.3 million as of December 31, 2020. With the onset of the COVID-19 pandemic, the market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

The Company’s net income increased $1.9 million, or 17.7%, to $12.8 million from $10.9 million in 2019. Diluted earnings per share increased to $1.70 in 2020 from $1.44 in 2019, and basic earnings per share increased to $1.71 in 2020 from $1.46 in 2019, respectively. The difference in net income for the year ended December 31, 2020 and December 31, 2019 resulted, in part, from an increase in net interest income due to the Company’s loan portfolio

Embassy Bancorp, Inc.

growth, due to PPP loan interest and fee income, and a decrease in interest expense primarily due to a lower cost of funds. Also, contributing to the increase in net income is the increase in bank owned life insurance, gain on the sale of securities, gain on the sale of loans, a decrease in occupancy and equipment, a decrease in advertising and promotions, and a decrease in other expenses, offset by an increase in the provision for loan losses, a decrease in merchant processing and credit card processing fees, a decrease in other service fees, no gain on the sale of real estate owned, an increase in salary and employee benefits, an increase in data processing, an increase in professional fees, and an increase in FDIC insurance.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The majority of the Company’s earnings derives from net interest income, which is the difference between income earned on assets and the cost supporting those assets. The net interest margin is the ratio of net interest income to average earning assets. Earning assets are composed primarily of loans and investments, along with interest-bearing deposits with other banks. Interest-bearing deposits and borrowings make up the cost of funds. Non-interest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income and net interest margin. The timing of deposit and loan growth also impact net interest income.

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

The Company determines interest rate spread and margin on both US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and non-taxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2020, 2019, and 2018.

2020 Compared to 2019

Total interest income for the year ended December 31, 2020 was $44.3 million, compared to $42.9 million for the year ended December 31, 2019. Total interest expense for the year ended December 31, 2020 was $6.4 million, compared to $9.3 million for the year ended December 31, 2019. Net interest income increased 13.1% to $37.9 million for the year ended December 31, 2020 as compared to $33.5 million for the year ended December 31, 2019. The improvement in net interest income for the year ended December 31, 2020 is in part the result of a decrease in the balance and rates of certificates of deposit and FHLBank Pittsburgh (“FHLB”) short-term borrowings, and a decrease in the rates of interest bearing demand deposits, NOW, money market, savings accounts, and securities sold under agreement to repurchase. Also contributing to the improvement in net interest income for the year ended December 31, 2020 was an increase in the balances of taxable loans, taxable investments, interest bearing deposits with banks, and interest income and fees from PPP loans. The improvements were offset, in part, by a decrease in the rates of taxable and non-taxable loans, taxable and non-taxable investments, fed funds sold and interest bearing deposits with banks, a decrease in the balance of non-taxable loans and non-taxable investments, an increase in the balance of interest bearing demand deposits, NOW and money markets, savings, FHLB long-term borrowings, and interest expense from Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings. The Company’s net interest margin for the year ended December 31, 2020 was 3.01% on a US GAAP basis and 3.03% on a non-US GAAP basis, compared to 3.06% on a US GAAP basis and 3.09% on a non-US GAAP basis for the year ended December 31, 2019.

In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 reduced by 150 basis points the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 year and 30 year Treasury notes

Embassy Bancorp, Inc.

have declined to historic lows. As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on Treasury notes, the Company’s future net interest margin and spread may be further reduced. The Company’s net interest margin was also affected by the PPP loans, which bear interest at a rate of 1.0%, and the PPPLF borrowings added during the year. The net interest margin on a non-US GAAP basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the year ended December 31, 2020 was 3.04%.

Embassy Bancorp, Inc.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018

	Average		Tax Equivalent	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

				(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$1,036,362	$40,473	3.91%	$970,232	$39,390	4.06%	$904,809	$35,516	3.93%
Loans - Paycheck Protection Program	42,930	1,307	3.04%	-	-	0.00%	-	-	0.00%
Loans - non-taxable (1)	6,856	210	3.88%	7,862	246	3.96%	8,454	261	3.91%
Investment securities - taxable	85,091	1,353	1.59%	62,157	1,614	2.60%	54,980	1,321	2.40%
Investment securities - non-taxable (1)	27,698	826	3.77%	29,770	990	4.21%	35,785	1,249	4.42%
Federal funds sold	884	2	0.19%	780	16	2.11%	557	10	1.79%
Interest bearing deposits with banks	60,234	158	0.26%	24,940	606	2.43%	16,155	334	2.07%

TOTAL INTEREST EARNING ASSETS	1,260,055	44,329	3.54%	1,095,741	42,862	3.94%	1,020,740	38,691	3.83%

Less allowance for loan losses	(8,959)			(7,651)			(7,387)
Other assets	54,253			51,125			37,353

TOTAL ASSETS	$1,305,349			$1,139,215			$1,050,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$186,735	$440	0.24%	$158,944	$1,094	0.69%	$118,792	$255	0.21%
Savings	471,403	1,508	0.32%	430,682	2,155	0.50%	477,881	2,323	0.49%
Certificates of deposit	227,907	4,177	1.83%	251,401	5,731	2.28%	169,679	2,877	1.70%
Securities sold under agreements to repurchase and other borrowings	25,696	159	0.62%	20,883	349	1.67%	43,568	682	1.57%
Paycheck Protection Program Liquidity Facility borrowings	36,837	129	0.35%	-	-	0.00%	-	-	0.00%

TOTAL INTEREST BEARING LIABILITIES	948,578	6,413	0.68%	861,910	9,329	1.08%	809,920	6,137	0.76%

Non-interest bearing demand deposits	231,384			163,485			150,615
Other liabilities	19,229			19,533			6,873
Stockholders' equity	106,158			94,287			83,298

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,305,349			$1,139,215			$1,050,706

Net interest income		$37,916			$33,533			$32,554
Tax equivalent adjustments:
Loans		56			65			69
Investments		219			263			332
Total tax equivalent adjustments		275			328			401
Net interest income on a tax equivalent basis		$38,191			$33,861			$32,955
Net interest spread (US GAAP basis)			2.84%			2.83%			3.03%
Net interest margin (US GAAP basis)			3.01%			3.06%			3.19%
Net interest spread (non-US GAAP basis) (3)			2.86%			2.86%			3.07%
Net interest margin (non-US GAAP basis) (3)			3.03%			3.09%			3.23%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2020, 2019, and 2018, respectively.
(2) The average balance of taxable loans includes loans in which interest is no longer accruing.
(3) Non- US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2020, 2019, and 2018, respectively.

Embassy Bancorp, Inc.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2020 vs. 2019			2019 vs. 2018
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			(In Thousands)

	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$2,685	$(1,602)	$1,083	$2,568	$1,306	$3,874
Loans - Paycheck Protection Program	1,307	-	1,307	-	-	-
Loans - non-taxable	(31)	(5)	(36)	(18)	3	(15)
Investment securities - taxable	596	(857)	(261)	172	121	293
Investment securities - non-taxable	(69)	(95)	(164)	(210)	(49)	(259)
Federal funds sold	2	(16)	(14)	4	2	6
Interest bearing deposits with banks	858	(1,306)	(448)	182	90	272
Total net change in income on
interest-earning assets	5,348	(3,881)	1,467	2,698	1,473	4,171

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	191	(845)	(654)	86	753	839
Savings	204	(851)	(647)	(229)	61	(168)
Certificates of deposit	(536)	(1,018)	(1,554)	1,386	1,468	2,854
Total deposits	(141)	(2,714)	(2,855)	1,243	2,282	3,525
Securities sold under agreements to
repurchase and other borrowings	80	(270)	(190)	(355)	22	(333)
Paycheck Protection Program
Liquidity Facility borrowings	129	-	129	-	-	-
Total net change in expense on
interest-bearing liabilities	68	(2,984)	(2,916)	888	2,304	3,192
Change in net interest income	$5,280	$(897)	$4,383	$1,810	$(831)	$979

Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level management considers to be adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change. The Company has determined, because of the 100% SBA guarantee, that no allowance for loan losses is required on PPP loans.

Embassy Bancorp, Inc.

The allowance consists of general, specific, qualitative, and unallocated components. The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors. The specific component relates to loans that are classified as impaired and/or restructured. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. An allowance for loan losses is not maintained on loans designated as held for sale.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral-dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement or there is a possible loss expected.

For the year ended December 31, 2020, the provision for loan losses was $2.5 million, compared to $605 thousand for the year ended December 31, 2019. Gross loans, excluding PPP loans, grew $76.3 million, or 7.5%, in 2020 over 2019. There were no charge-offs in 2020 or 2019. There were recoveries of $28 thousand and $5 thousand for the years ended December 31, 2020 and December 31, 2019. The provision for loan losses is a function of the allowance for loan loss methodology that the Bank uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. During the year ending December 31, 2020, the Bank adjusted the economic risk factor and loan modifications risk factor methodologies to incorporate the current economic implications, unemployment rate and amount of loan modifications due to the COVID-19 pandemic. See further discussion following in the “Credit Risk and Loan Quality” section of the Bank’s considerations of its December 31, 2020 allowance for loan loss levels. The allowance for loan losses as of December 31, 2020 was $10.6 million representing 0.97% of outstanding loans receivable (not including PPP loans), as compared to $8.0 million as of December 31, 2019, representing 0.79% of outstanding loans receivable. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily credit card processing fees, debit card interchange fees, service fees on deposit and loan relationships and income from bank owned life insurance. Non-interest income also may include net gains and losses from the sale of available for sale securities, loans, and other real estate owned.

Total non-interest income was $2.4 million for the year ended December 31, 2020 compared to $2.2 million for the year ended December 31, 2019. The increase is attributable to an increase in bank owned life insurance of $239 thousand, the gain on the sale of securities of $128 thousand, and the gain on the sale of loans of $59 thousand; offset by a decrease of $75 thousand in merchant processing and credit card processing fees due, in part, to less merchant

Embassy Bancorp, Inc.

processing activity resulting from the COVID-19 pandemic and less credit card activity due to the credit card portfolio being sold in the second quarter of 2020, a decrease in other service fees of $89 thousand in part due to the Company waiving overdraft fees during part of the second quarter due to the COVID-19 pandemic, and the gain on the sale of real estate owned of $45 thousand during the year ended December 31, 2019. The increase in the bank owned life insurance was driven by the effect market conditions had on underlying life insurance assets, particularly the separate account life insurance assets as well as the purchase of $4.0 million in bank owned life insurance in 2020. As the deposit customer account base continues to grow and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company. Currently, and unlike many in the industry, the Company does not derive additional non-interest fee income by selling its mortgages in the secondary market, nor does it offer trust or investment/brokerage services to its customers.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2020 was $22.1 million, compared to $21.7 million for the year ended December 31, 2019. The increase in non-interest expenses is primarily due to an increase of $634 thousand, or 6.1%, over 2019, in salaries and employee benefits primarily due to the number of employees, the annual increases in salaries and benefits, increase in health insurance cost, and increase in non-qualified pension expense; offset by an increase in deferred compensation costs primarily associated with PPP loan originations. At December 31, 2020, the Company had ninety-six (96) full-time equivalent employees compared to ninety-five (95) at December 31, 2019. Additional increases in non-interest expenses are attributable to an increase of $246 thousand, or 10.5%, in data processing due primarily to e-commerce and the expanding customer base, an increase of $56 thousand, or 7.1%, in professional fees primarily due to an increase in auditing and legal costs, and an increase of $190 thousand, or 95.5%, in FDIC insurance premiums primarily due to FDIC assessment credits of $206 thousand applied in 2019 compared to credits of $44 thousand applied in 2020. These increases in non-interest expenses were offset by a decrease of $77 thousand, or 2.3%, in occupancy and equipment due, in part, to fewer leasehold improvements and utility expenses, a decrease of $617 thousand, or 36.0%, in advertising and promotions from shifts in marketing strategies and less promotional items resulting in part from the COVID-19 pandemic, and a decrease of $80 thousand, or 4.8%, in other expenses in part due to less postage expenses, less fraud losses, and less employee, customer, and shareholder expenses primarily due to restrictions from the COVID-19 pandemic.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.9 million and $2.5 million for December 31, 2020 and December 31, 2019. The effective rate on income taxes for the years ended December 31, 2020 and 2019 was 18.6%, respectively.

Embassy Bancorp, Inc.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the management of the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk, non-investment grade, securities or derivatives as of December 31, 2020.

The Company’s securities portfolio was $130.9 million at December 31, 2020, a $40.1 million increase from securities of $90.8 million at December 31, 2019. The Company’s securities have increased primarily due to purchases in the amount of $144.7 million and an increase in unrealized gains of $2.0 million, offset by a combination of investment principal pay-downs, maturities, calls, and proceeds from sales totaling $106.3 million. The carrying value of the securities portfolio as of December 31, 2020 and December 31, 2019, includes a net unrealized gain of $3.7 million and $1.7 million, respectively, which is recorded to accumulated other comprehensive income in stockholders’ equity. This increase in the unrealized gain is due primarily to changes in market conditions from 2019 to 2020. No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2020, 2019 and 2018.

	2020	2019	2018

		(In Thousands)

U.S. Treasury securities	$9,998	$-	$-
U.S. Government agency obligations	39,036	-	2,997
Municipal securities	39,376	26,444	34,878
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - commercial	543	-	-
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	41,987	64,385	52,873
Total Securities Available for Sale	$130,940	$90,829	$90,748

Embassy Bancorp, Inc.

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2020. Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Treasury securities	$9,998	0.10%	$-	-	$-	-	$-	-	$9,998	0.00%
U.S. Government agency
obligations	9,902	0.11%	29,134	0.20%	-	-	-	-	39,036	0.18%
Municipal securities	717	4.66%	1,685	3.23%	7,157	2.91%	29,817	3.65%	39,376	3.52%
U.S. GSE - Mortgage-
backed securities-
commercial	-	-	-	-	543	2.18%	-	-	543	2.18%
U.S. GSE - Mortgage-
backed securities-
residential	1	6.02%	41,986	2.51%	-	-	-	-	41,987	2.51%
Total Debt Securities	$20,618	0.26%	$72,805	1.60%	$7,700	2.86%	$29,817	3.65%	$130,940	1.93%

Loans

On May 1, 2020, the Company sold its entire $689 thousand commercial credit card loan portfolio to an unrelated third party for a gain of $59 thousand. These commercial credit cards were unsecured. The Company does not anticipate retaining a credit card loan portfolio by originating and selling commercial credits cards in the future, but will continue to utilize the third party vendor to offer the product.

The loan portfolio comprises a major component of the Bank’s earning assets. All of the Bank’s loans are to domestic borrowers. Total net loans receivable (not including PPP loans) at December 31, 2020 increased $73.2 million to $1.08 billion from $1.01 billion December 31, 2019. The gross loan-to-deposit ratio (not including PPP loans) decreased from 98% at December 31, 2019 to 88% at December 31, 2020. The Bank’s loan portfolio at December 31, 2020, was comprised of residential real estate and consumer loans of $577.1 million, an increase of $58.1 million from December 31, 2019, and commercial loans of $512.5 million, an increase of $18.2 million from December 31, 2019. The Bank has not originated, nor does it intend to originate, sub-prime mortgage loans. As described in Note 2 to the consolidated financial statements, the Bank is participating in the SBA PPP program to support the needs of its small business clients. PPP loans receivable at December 31, 2020 were $54.3 million. Including PPP loans receivable, the gross loan-to-deposit ratio was 93%.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company did not categorize these modifications as troubled debt restructurings. Through December 31, 2020, the Company had provided payment accommodations on two hundred fifty-five (255) loans with balances of $151.3 million. Included in these totals are two hundred forty-three (243) loans totaling $133.0 million in which the payment accommodation period has ended and the loan payments have resumed under their original contractual terms. Also included in the totals above are six (6) loans totaling $984 thousand that are in their first short-term payment accommodation period, one (1) loan totaling $25 thousand that is in its second short-term payment accommodation period and five (5) loans totaling $17.3 million that are in their third short-term payment accommodation period. At December 31, 2020, Management has not changed its classification of these loans due to the quality knowledge our loan officers have obtained from their discussions with the borrowers and due to the strength of the collateral and guarantors.  Management continues to carefully monitor those borrowers who remain on payment deferral for additional signs of distress that would result in a downgrade in loan classification. All loans under a modification period are considered current for payment status. All loans that have the CARES Act Section

Embassy Bancorp, Inc.

4013 modification, regardless of whether original contractual payment terms have resumed, are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. None of the loans that remain in payment accommodation status at December 31, 2020 are considered impaired by Management at December 31, 2020 as, at this time, Management does not feel it probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement.

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2020. All of the Company’s loans are to domestic borrowers.

	December 31, 2020		December 31, 2019		December 31, 2018
		Percentage of		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$452,251	41.51%	$427,987	42.24%	$428,487	44.79%
Commercial construction	12,176	1.12%	12,622	1.25%	10,958	1.15%
Commercial	48,114	4.42%	53,747	5.30%	38,425	4.02%
Residential real estate	576,437	52.90%	518,150	51.13%	477,965	49.96%
Consumer	640	0.05%	820	0.08%	850	0.09%

Gross loans	1,089,618	100.00%	1,013,326	100.00%	956,685	100.00%
Unearned origination costs	291		813		671
Allowance for loan losses	(10,570)		(8,022)		(7,412)

Net Loans	$1,079,339		$1,006,117		$949,944

	December 31, 2017		December 31, 2016
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$347,292	40.46%	$321,730	40.27%
Commercial construction	30,090	3.51%	28,606	3.58%
Commercial	36,406	4.24%	39,045	4.89%
Residential real estate	443,601	51.68%	408,872	51.17%
Consumer	904	0.11%	718	0.09%

Gross loans	858,293	100.00%	798,971	100.00%
Unearned origination costs	458		144
Allowance for loan losses	(7,040)		(6,517)

Net Loans	$851,711		$792,598

Embassy Bancorp, Inc.

The following table shows the maturities of the commercial loan portfolio and the loans subject to interest rate fluctuations at December 31, 2020.

	One year or Less	After One Year Through Five Years	After Five Years	Total

	(In Thousands)

Commercial real estate	$53,407	$206,694	$192,150	$452,251
Commercial construction	12,068	108	-	12,176
Commercial	14,491	19,836	13,787	48,114

	$79,966	$226,638	$205,937	$512,541

Fixed Rates	$46,794	$225,602	$205,912	$478,308
Variable Rates	33,172	1,036	25	34,233

	$79,966	$226,638	$205,937	$512,541

Credit Risk and Loan Quality

The allowance for loan losses increased $2.5 million to $10.6 million at December 31, 2020 from $8.0 million at December 31, 2019. At December 31, 2020 and December 31, 2019, the allowance for loan losses represented 0.97% and 0.79%, respectively, of total loans (not including PPP loans which are guaranteed by the SBA). In 2020, the Bank adjusted the economic risk factor and loan modifications risk factor methodologies to incorporate the current economic implications, unemployment rate and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level for the year ending December 31, 2020, the Bank considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. At December 31, 2020, approximately 94% of the Bank’s loan portfolio is collateralized by real estate. Less than 6% of the Bank’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Bank has no direct international exposure. The Bank was not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard in 2020, as this guidance will not be effective for the Bank until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

At December 31, 2020, aggregate balances on non-performing loans (not including PPP loans) equaled $2.8 million compared to $2.7 million at December 31, 2019, representing 0.26% of total loans (not including PPP loans) at December 31, 2020 and December 31, 2019, respectively. In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings). Troubled debt restructuring loans, which are considered non-performing loans, outstanding at December 31, 2020 and 2019 totaled $2.6 million and $2.7 million, respectively. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Non-accrual loans outstanding as of December 31, 2020 and December 31, 2019 totaled $274 thousand and $18 thousand, respectively. At December 31, 2020 and December 31, 2019, the Company had no recorded investment in consumer mortgage loans collateralized by residential real estate property that is in the process of foreclosure. The Bank had no charge-offs for the years ended December 31, 2020 and December 31, 2019.

Embassy Bancorp, Inc.

As of December 31, 2020 and 2019, the Company had no foreclosed assets. The details for the non-performing loans and assets are included in the following table:

	December 31,

	2020	2019	2018	2017	2016

	(Dollars In Thousands)

Non-accrual - commercial	$-	$-	$-	$104	$280
Non-accrual - consumer	274	18	269	686	874
Restructured, accruing interest	2,559	2,663	2,918	4,705	4,831
Loans past due 90 or more days, accruing interest	-	-	-	-	55
Total nonperforming loans	2,833	2,681	3,187	5,495	6,040
Foreclosed assets	-	-	135	458	480
Total nonperforming assets	$2,833	$2,681	$3,322	$5,953	$6,520
Nonperforming loans to total loans (not
including PPP loans)	0.26%	0.26%	0.33%	0.64%	0.76%
Nonperforming assets to total assets	0.20%	0.23%	0.30%	0.60%	0.71%

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 0.97% of outstanding loans receivable (excluding PPP loans). Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2020, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2020, the Company had $3.6 million of impaired loans (defined as a loan that management feels probable the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or loans considered to be troubled debt restructurings) compared to $3.5 million at December 31, 2019. Most of the Company’s impaired loans required no specific reserves due to adequate collateral. As of December 31, 2020, the Company had impaired loans of $1.5 million requiring a specific reserve of $169 thousand. As of December 31, 2019, the Company had impaired loans of $1.1 million requiring a specific reserve of $202 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio (not including PPP loans):

	December 31,
	2020	2019	2018	2017	2016

	(Dollars In Thousands)

Loans receivable at end of year	$1,089,909	$1,014,139	$957,356	$858,751	$799,115

Allowance for loan losses:
Balance, beginning	$8,022	$7,412	$7,040	$6,517	$6,068
Provision for loan losses	2,520	605	1,080	1,085	770
Loans charged off:
Commercial real estate	-	-	-	(217)	(35)
Commercial construction	-	-	-	-	-
Commercial	-	-	(705)	(152)	(75)
Residential real estate	-	-	(23)	(206)	(207)
Consumer	-	-	-	-	(4)
Total charged off	-	-	(728)	(575)	(321)
Recoveries of loans previously charged-off:
Commercial real estate	24	-	12	13	-
Commercial construction	-	-	-	-	-
Commercial	-	4	-	-	-
Residential real estate	4	1	8	-	-
Consumer	-	-	-	-	-
Total recoveries	28	5	20	13	-
Net charged off	28	5	(708)	(562)	(321)
Balance at end of year	$10,570	$8,022	$7,412	$7,040	$6,517

Allowance for loan losses to loans
receivable at end of year	0.97%	0.79%	0.77%	0.82%	0.82%

Allocation of the Allowance for Loan Losses

The following table details the allocation of the allowance for loan losses to various loan categories (excluding PPP loans) and the related percent of total loans in each category. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2020	% of Total Loans	December 2019	% of Total Loans	December 2018	% of Total Loans	December 2017	% of Total Loans	December 2016	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$4,379	41.51%	$3,221	42.24%	$3,248	44.79%	$2,251	40.46%	$2,349	40.27%
Commercial construction	150	1.12%	121	1.25%	94	1.14%	369	3.51%	516	3.58%
Commercial	848	4.42%	770	5.30%	574	4.02%	472	4.24%	423	4.89%
Residential real estate	4,485	52.90%	3,488	51.13%	3,179	49.96%	3,510	51.68%	2,937	51.17%
Consumer	14	0.05%	19	0.08%	19	0.09%	18	0.11%	15	0.09%
Unallocated	694		403		298		420		277

Total Allowance for Loan Losses	$10,570	100.00%	$8,022	100.00%	$7,412	100.00%	$7,040	100.00%	$6,517	100.00%

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

Total deposits at December 31, 2020 were $1.2 billion, an increase of $200.4 million, or 19.4%, over total deposits of $1.0 billion as of December 31, 2019. The growth in total deposits was due to organic growth of new and existing customers. Management believes the increase in deposits was from expansion of the Company’s online banking platform, competitive offered rates, the addition of a permanent branch office in Macungie, the continued convenience and efficiency of our branch network and branch personnel, along with an injection of federal stimulus money into the economy in 2020 from PPP funds and consumer stimulus payments and changing consumer and commercial spending as a result of the COVID-19 pandemic. The shift in time deposits was primarily due to prior year time deposit promotions rolling off and current time deposits yielding lower rates in the current rate environment. The funds were primarily used to fund new loan growth and purchase securities. The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2020	December 31, 2019	December 31, 2018

		(In Thousands)
Demand, non-interest bearing	$269,996	$171,815	$148,609
Demand, NOW and money market, interest bearing	199,845	180,869	135,915
Savings	546,784	425,284	452,809
Time, $250 and over	85,272	92,517	70,337
Time, other	130,482	161,483	123,845

Total deposits	$1,232,379	$1,031,968	$931,515

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits:

	December 31, 2020		December 31, 2019		December 31, 2018
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$186,735	0.24%	$158,944	0.69%	$118,792	0.21%
Savings	471,403	0.32%	430,682	0.50%	477,881	0.49%
Certificates of deposit	227,907	1.83%	251,401	2.28%	169,679	1.70%
Total interest bearing deposits	886,045	0.69%	841,027	1.07%	766,352	0.71%
Non-interest bearing demand deposits	231,384		163,485		150,615
Total	$1,117,429		$1,004,512		$916,967

Embassy Bancorp, Inc.

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $250,000 or more:

December 31, 2020
(In Thousands)
3 months or less	$20,942
Over 3 through 6 months	28,162
Over 6 through 12 months	22,357
Over 12 months	13,811

Total	$85,272

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the DIF that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $131.9 million at December 31, 2020, compared to $40.0 million at December 31, 2019. There are other sources of liquidity that are available to the Company, as well, including those described below.

Additional asset liquidity sources include principal and interest payments from the investment security, unpledged investment securities, and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At December 31, 2020, the Company had $130.9 million of available for sale securities, compared to $90.8 million at December 31, 2019. Securities with carrying values of approximately $98.7 million and $74.0 million at December 31, 2020 and December 31, 2019, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At December 31, 2020, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $682.6 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of December 31, 2020 and $18.1 million in short-term FHLB advances outstanding as of December 31, 2019. There were $14.7 million in long-term FHLB advances outstanding as of December 31, 2020 and none outstanding at December 31, 2019. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of $10.0 million, of which none was outstanding at December 31, 2020 and December 31, 2019. Advances from this line are unsecured.

As described in Note 2, the Bank has long-term PPPLF borrowings through the Federal Reserve Bank of Philadelphia of $50.8 million, at an interest rate of 0.35%, as of December 31, 2020 and none as of December 31, 2019. All PPPLF borrowings are secured by PPP loans. As of February 3, 2021, the PPPLF borrowings have been repaid in full.

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

Embassy Bancorp, Inc.

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments as of the year ended December 31, 2020:

	2021	2022-2023	2024-2025	Thereafter	Total

	(In Thousands)

Time deposits	$150,966	$59,078	$5,710	$-	$215,754
Long-term borrowings	-	14,651	-	-	14,651
PPPLF borrowings	-	50,794	-	-	50,794
Operating leases	1,737	3,567	2,963	1,857	10,124

Total	$152,703	$128,090	$8,673	$1,857	$291,323

As of February 3, 2021, the PPPLF borrowings have been paid off in full.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans, lines of credit, and letters of credit made under the same standards as on-balance sheet loan instruments. These off-balance sheet arrangements at December 31, 2020 and December 31, 2019 totaled $140.8 million and $142.4 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Bank also issued standby letters of credit commitments for the benefit of a third party, which secure public deposits in the Bank through the FHLB. These deposit letters of credit are secured by qualifying assets of the Bank. The Company, through the Bank, had $7.6 million of FHLB deposit letters of credit outstanding as of December 31, 2019 and none as of December 31, 2020. For further information see Note 5.

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

Capital Resources and Adequacy

Total stockholders’ equity was $112.2 million as of December 31, 2020, representing a net increase of $12.6 million from December 31, 2019. The increase in capital was primarily the result of the net income of $12.8 million, an increase of $1.6 million in unrealized gains on available for sale securities, and an increase in surplus of $468 thousand due to stock grants, stock options, and employee stock purchases with compensation expense, offset by dividends paid of $1.6 million and treasury stock repurchases of $765 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material adverse effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2020, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Embassy Bancorp, Inc.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2020	December 31, 2019

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$109,013	$98,230
Tier 2, allowable portion of allowance for loan losses	10,570	8,022

Total capital	$119,583	$106,252

Common equity tier 1 capital ratio	11.9%	12.0%
Tier 1 risk based capital ratio	11.9%	12.0%
Total risk based capital ratio	13.1%	13.0%
Tier 1 leverage ratio	8.1%	8.4%

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

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2020	December 31, 2019

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$109,237	$98,275
Tier 2, allowable portion of allowance for loan losses	10,570	8,022

Total capital	$119,807	$106,297

Common equity tier 1 capital ratio	12.0%	12.0%
Tier 1 risk based capital ratio	12.0%	12.0%
Total risk based capital ratio	13.1%	13.0%
Tier 1 leverage ratio	8.1%	8.4%

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

Embassy Bancorp, Inc.

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

		Over 3	Over 1	Over 4
	0 to 3	Months to	Year to	Years to	Over 5
	Months	12 Months	3 Years	5 Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$117,379	$-	$-	$-	$-	$117,379
Investment securities	20,348	16,188	49,067	11,375	35,292	132,270
Loans, gross	80,331	81,652	170,702	146,212	611,012	1,089,909
Loans - PPP, gross	12,365	37,095	4,874	-	-	54,334

Total interest-earning assets	230,423	134,935	224,643	157,587	646,304	1,393,892

Interest-bearing liabilities
NOW and money market accounts	50,713	149,132	-	-	-	199,845
Savings	546,784	-	-	-	-	546,784
Certificates of deposit	46,585	104,382	59,078	5,709	-	215,754
Other borrowed funds	-	-	14,651	-	-	14,651
PPPLF borrowings	50,794	-	-	-	-	50,794
Repurchase agreements
and federal funds purchased	13,612	-	-	-	-	13,612

Total interest-bearing liabilities	708,488	253,514	73,729	5,709	-	1,041,440

GAP	$(478,065)	$(118,579)	$150,914	$151,878	$646,304	$352,452

CUMULATIVE GAP	$(478,065)	$(596,644)	$(445,730)	$(293,852)	$352,452

GAP TO INTEREST EARNING
ASSETS	-34.30%	-8.51%	10.83%	10.90%	46.37%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-34.30%	-42.80%	-31.98%	-21.08%	25.29%

Embassy Bancorp, Inc.

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2020. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-2.0%
Down 200 basis points	-4.7%

Up 100 basis points	1.2%
Up 200 basis points	2.4%

Return on Assets and Equity

For the year ended December 31, 2020, the return on average assets was 0.98%, the return on average equity was 12.07%, and the ratio of average shareholders’ equity to average total assets was 8.13%.

For the year ended December 31, 2019, the return on average assets was 0.95%, the return on average equity was 11.54%, and the ratio of average shareholders’ equity to average total assets was 8.28%.

Dividend Payout Ratio

For the years ended December 31, 2020 and 2019 the dividend payout ratio was 12.83% and 13.74%, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Management Report on Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

/s/
	/s/ David M. Lobach, Jr.	/s/ Judith A. Hunsicker
	David M. Lobach, Jr.	Judith A. Hunsicker
	Chairman, President and	First Executive Officer, Chief Operating
	Chief Executive Officer	Officer, Secretary and Chief Financial
	March 12, 2021	Officer
March 12, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Embassy Bancorp, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and Subsidiary (Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Component Qualitative Factors

As discussed in Note 1 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses was $10.6 million at December 31, 2020 and consists of specific and general components of $169 thousand and $10.4 million, respectively. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured using the average charge-off ratio for the most recent rolling four years plus current year to date. The qualitative factors used by the Company include factors such as national and local economic conditions, levels of and trends in delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies, lending personnel, and collateral, as well as concentrations in loan types, industry, and geography. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factor component of the allowance for loan losses included the following, among others:

•Obtaining an understanding of the relevant controls related to the allowance for loan losses and testing such controls for design and operating effectiveness, including controls related to management’s establishment, review, and approval of the qualitative factors, and the completeness and accuracy of data used in determining qualitative factors.

•Evaluation of the appropriateness of management’s methodology for estimating the allowance for loan losses.

•Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data.

•Testing of management’s conclusions regarding the appropriateness of the qualitative factor adjustments and agreement of any changes therein to the allowance for loan losses calculation.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2001.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Allentown, Pennsylvania

March 12, 2021

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2020	2019

	(In Thousands, Except Share Data)
Cash and due from banks	$14,528	$5,825
Interest bearing demand deposits with banks	116,379	33,161
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	131,907	39,986
Securities available for sale	130,940	90,829
Restricted investment in bank stock	1,330	1,478
Loans receivable, net of allowance for loan losses of $10,570 in 2020; $8,022 in 2019	1,079,339	1,006,117
Paycheck Protection Program loans receivable	54,334	-
Premises and equipment, net of accumulated depreciation	3,346	2,123
Bank owned life insurance	25,189	20,259
Accrued interest receivable	3,136	2,048
Other assets	12,509	13,279
Total Assets	$1,442,030	$1,176,119
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$269,996	$171,815
Interest bearing	962,383	860,153
Total Deposits	1,232,379	1,031,968
Securities sold under agreements to repurchase	13,612	7,208
Short-term borrowings	-	18,067
Long-term borrowings	14,651	-
Paycheck Protection Program Liquidity Facility borrowings	50,794	-
Accrued interest payable	1,640	3,281
Other liabilities	16,780	15,980
Total Liabilities	1,329,856	1,076,504
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2020 issued 7,637,216 shares; outstanding 7,528,967 shares;
2019 issued 7,543,524 shares; outstanding 7,478,477 shares	7,637	7,544
Surplus	26,405	25,937
Retained earnings	76,960	65,794
Accumulated other comprehensive income	2,937	1,340
Treasury stock, at cost: 108,249 and 65,047 shares at December 31, 2020 and
December 31, 2019, respectively	(1,765)	(1,000)
Total Stockholders' Equity	112,174	99,615
Total Liabilities and Stockholders' Equity	$1,442,030	$1,176,119

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2020	2019

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans, including fees	$40,683	$39,636
Paycheck Protection Program loans, including fees	1,307	-
Securities, taxable	1,353	1,614
Securities, non-taxable	826	990
Short-term investments, including federal funds sold	160	622
Total Interest Income	44,329	42,862
INTEREST EXPENSE
Deposits	6,125	8,980
Securities sold under agreements to repurchase and
federal funds purchased	18	74
Short-term borrowings	51	275
Long-term borrowings	90	-
Paycheck Protection Program Liquidity Facility borrowings	129	-
Total Interest Expense	6,413	9,329
Net Interest Income	37,916	33,533
PROVISION FOR LOAN LOSSES	2,520	605
Net Interest Income after Provision for Loan Losses	35,396	32,928
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	265	340
Debit card interchange fees	647	612
Other service fees	416	505
Bank owned life insurance	930	691
Gain on sale of securities	128	-
Gain on sale of other real estate owned	-	45
Gain on sale of loans	59	-
Total Other Non-Interest Income	2,445	2,193
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	11,098	10,464
Occupancy and equipment	3,323	3,400
Data processing	2,585	2,339
Merchant and credit card processing	50	85
Advertising and promotion	1,096	1,713
Professional fees	846	790
FDIC insurance	389	199
Loan & real estate	251	211
Charitable contributions	869	864
Other	1,603	1,683
Total Other Non-Interest Expenses	22,110	21,748

Income before Income Taxes	15,731	13,373
INCOME TAX EXPENSE	2,921	2,494
Net Income	$12,810	$10,879

BASIC EARNINGS PER SHARE	$1.71	$1.46

DILUTED EARNINGS PER SHARE	$1.70	$1.44

DIVIDENDS PER SHARE	$0.22	$0.20

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020		2019

	(In Thousands)

Net Income		$12,810		$10,879
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain
on securities available for sale	2,149		3,275
Less: reclassification adjustment
for realized gains	(128)		-
	2,021		3,275
Income tax effect	(424)		(688)
Net unrealized gain	1,597		2,587
Other comprehensive income, net of tax		1,597		2,587
Comprehensive Income		$14,407		$13,466

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2018	$7,530	$25,532	$56,410	$(1,247)	$(1,000)	$87,225
Net income	-	-	10,879	-	-	10,879
Other comprehensive income, net of tax	-	-	-	2,587	-	2,587
Dividend declared and paid, $0.20 per share	-	-	(1,495)	-	-	(1,495)
Compensation expense recognized on stock options	-	4	-	-	-	4
Common stock grants to directors,
10,799 shares	10	151	-	-	-	161
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $457	-	202	-	-	-	202
Shares issued under employee stock purchase plan, 3,158 shares	4	48	-	-	-	52
BALANCE - DECEMBER 31, 2019	$7,544	$25,937	$65,794	$1,340	$(1,000)	$99,615

BALANCE - DECEMBER 31, 2019	$7,544	$25,937	$65,794	$1,340	$(1,000)	$99,615
Net income	-	-	12,810	-	-	12,810
Other comprehensive income, net of tax	-	-	-	1,597	-	1,597
Dividend declared and paid, $0.22 per share	-	-	(1,644)	-	-	(1,644)
Exercise of stock options, 52,611 shares	52	316	-	-	-	368
Stock tendered for funding exercise of
stock options, 11,144 shares	(11)	(145)	-	-	-	(156)
Common stock grants to directors,
12,757 shares	13	135	-	-	-	148
Common stock grants to officers, 34,429 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $758	34	104	-	-	-	138
Shares issued under employee stock purchase plan, 5,039 shares	5	58	-	-	-	63
Purchase treasury stock, 40,000 shares
at $18.00 per share and 3,202 shares at
$14.00 per share	-	-	-	-	(765)	(765)
BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,810	$10,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,520	605
Amortization of deferred loan costs	269	262
Accretion of deferred Paycheck Protection Program loan fees	(862)	-
Depreciation	760	829
Net amortization of investment security premiums and discounts	492	172
Stock compensation expense	286	367
Net realized gain on sale of other real estate owned	-	(45)
Income on bank owned life insurance	(930)	(691)
Deferred income taxes	(558)	(238)
Realized gain on sale of securities available for sale	(128)	-
Loans originated for sale	(689)	-
Proceeds from sale of loans	748	-
Realized gain on sale of loans	(59)	-
(Increase) decrease in accrued interest receivable	(1,088)	130
Decrease in other assets	904	1,449
(Decrease) increase in accrued interest payable	(1,641)	1,592
Increase (decrease) in other liabilities	800	(1,008)
Net Cash Provided by Operating Activities	13,634	14,303
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(144,744)	(20,429)
Maturities, calls and principal repayments of securities available for sale	102,267	23,451
Proceeds from sales of securities available for sale	4,023	-
Net increase in loans	(76,011)	(57,040)
Net increase in Paycheck Protection Program loans	(53,472)	-
Net redemption of restricted investment in bank stock	148	1,316
Purchase of bank owned life insurance	(4,000)	-
Proceeds from sale of other real estate owned	-	180
Purchases of premises and equipment	(1,983)	(778)
Net Cash Used in Investing Activities	(173,772)	(53,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	200,411	100,453
Net increase (decrease) in securities sold under agreements to repurchase	6,404	(11,675)
Proceeds from Employee Stock Purchase Plan	63	52
Decrease in short-term borrowed funds	(18,067)	(35,928)
Proceeds from long-term borrowed funds	14,651	-
Proceeds from Paycheck Protection Program Liquidity Facility borrowed funds	62,039	-
Repayment of Paycheck Protection Program Liquidity Facility borrowed funds	(11,245)	-
Purchase of treasury stock	(765)	-
Exercise of stock options, net of payment for stock tendered	212	-
Dividends paid	(1,644)	(1,495)
Net Cash Provided by Financing Activities	252,059	51,407
Net Increase in Cash and Cash Equivalents	91,921	12,410
CASH AND CASH EQUIVALENTS - BEGINNING	39,986	27,576
CASH AND CASH EQUIVALENTS - ENDING	$131,907	$39,986

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$8,054	$7,737
Income taxes paid	$3,242	$2,666

Non-cash Investing and Financing Activities:
Right of use assets obtained in exchange for new operating lease liabilities	$923	$-
Recognition of operating lease right of use assets	$-	$10,921
Recognition of operating lease liabilities	$-	$11,027

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of other-than-temporary impairment on available for sale debt securities, the determination of the allowance for loan losses, the valuation of other real estate owned, and the valuation of deferred tax assets.

Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the Lehigh Valley area of Pennsylvania. Note 3 discusses the types of securities in which the Company invests. The concentrations of credit by type of loan are set forth in Note 4. The Company does not have any significant concentrations to any one specific industry or customer, with the exception of lending activity to a broad range of lessors of residential and non-residential real estate within the Lehigh Valley. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

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

Embassy Bancorp, Inc.

Other-than-temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2020 and 2019.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2020. No impairment charge was taken related to the FHLB or ACBB restricted stock as of December 31, 2019.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield using the effective interest method.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective interest method.  Delinquency fees are recognized in income when collected.

As described in Note 2, the Company originates Paycheck Protection Program (“PPP”) loans as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The non-PPP loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial real estate, commercial construction and commercial. Consumer loans consist of the following classes: residential real estate and other consumer loans.

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

Embassy Bancorp, Inc.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the balance sheet date indicates the loan, or a portion thereof, is uncollectible. As further described in Note 2, because of the 100% SBA guarantee, the Company has determined that no allowance for loan losses is required on PPP loans.

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

Embassy Bancorp, Inc.

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

In addition to these historical loss factors, management also uses a qualitative factor that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. In 2020, the Bank adjusted the economic risk factor and loan modifications risk factor methodologies to incorporate the current economic implications, unemployment rate and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payment, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weakness may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness and borrowers are highly leveraged. They include loans that are inadequately protected by the current sound net worth and the paying capacity of the obligor or

Embassy Bancorp, Inc.

of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a tax deferred investment and a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on certain of its employees and directors. The Company is the owner and primary beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from increases in cash surrender value of the policies is included in non-interest income and is not subject to income taxes unless surrendered. The Company does not intend to surrender these policies, and accordingly, no deferred taxes have been recorded on the earnings from these policies. The Company purchased $4.0 million of BOLI in 2020. There were no BOLI purchases in 2019.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives of the related assets: furniture, fixtures and equipment for five years to ten years, leasehold improvements for the life of the lease, building for forty years, computer equipment and data processing software for one year to five years, and automobiles for five years.

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

	Year Ended December 31,
	2020	2019

	(Dollars In Thousands, Except Per Share Data)

Net income	$12,810	$10,879

Weighted average shares outstanding	7,469,952	7,475,262
Dilutive effect of potential common
shares, stock options	53,643	68,839
Diluted weighted average common
shares outstanding	7,523,595	7,544,101
Basic earnings per share	$1.71	$1.46
Diluted earnings per share	$1.70	$1.44

There were no stock options not considered in computing diluted earnings per common share for the years ended December 31, 2020 and December 31, 2019.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 6 consecutive months of service during which at least 500 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four year period. The Company’s contributions to the Plan for the years ended December 31, 2020 and 2019 were $228 thousand and $210 thousand, respectively.

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Embassy Bancorp, Inc.

Comprehensive Income

US GAAP require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

Non-Interest Income

The majority of the Company’s revenue-generating transactions are not subject to ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”, including revenue generated from financial instruments, such as its loans and investment securities, as these activities are subject to other US GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of Topic 606, which are presented in the consolidated statement of income as components of non-interest income, are merchant processing and credit card processing fees, debit card interchange fees, other service fees on deposit accounts, and gains and losses on other real estate owned. Credit card processing fees include income from commercial credit cards and merchant processing income. Income for such performance obligations are generally received at the time the performance obligations are satisfied or within the monthly service period. Service fees on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). The Company recognizes debit card interchange fees daily from debit cardholder transactions conducted through the MasterCard payment network. The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction prices and related gain or loss on the sale if a significant financing component is present. The Company does not sell its mortgages on the secondary market, nor does it offer trust or investment brokerage services to its customers to generate fee income. On May 1, 2020, the Company sold its entire $689 thousand commercial credit card loan portfolio to an unrelated third party for a gain of $59 thousand. These loans were classified as held for sale at March 31, 2020 prior to the May 1, 2020 sale.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2020 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements. As of February 3, 2021, the Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings of $50.8 million were paid off in full. Refer to Note 2 for subsequent loan balances and activity related to the CARES Act.

Future Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These

Embassy Bancorp, Inc.

expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued an update to defer the implementation date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company under SEC Regulation S-K and, therefore, the guidance is effective for the Company in 2023. The Company has not yet determined the impact this standard will have on its financial statements or results of operations.

Reclassification

Certain amounts in the 2019 consolidated financial statements may have been reclassified to conform to 2020 presentation. These reclassifications had no effect on 2019 net income.

Note 2 – COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic and on March 13, 2020 the United States government declared COVID-19 as a national emergency. The continuing effects of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. The economic effects of COVID-19 may adversely affect the Company’s financial condition and results of operations as further described below. The full future potential impact is unknown at this time.

For the year ended December 31, 2020, the Company provided certain borrowers affected in a variety of ways by COVID-19 with payment accommodations that facilitate their ability to work through the immediate impact of the virus. Payment accommodations were in the form of short-term principal and/or interest deferrals. These payment accommodations were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Section 4013 of the CARES Act, enacted on March 27, 2020, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020, subsequently extended until December 31, 2021, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates, the Company may elect to suspend US GAAP for loan modifications related to the pandemic which would otherwise be categorized as troubled debt restructurings and suspend any determination of a loan modified as a result of the effects of the pandemic as being a troubled debt restructuring, including impairment for accounting purposes. Interest income is continuing to be recognized during the accommodation period. The following table presents COVID-19 payment accommodations based on loan type and amount at December 31, 2020:

	Number of Loans	Loan Amount
		(In Thousands)
Commercial real estate	137	$128,846
Commercial	44	8,197
Residential real estate	72	14,234
Consumer	2	31
Total	255	$151,308

Included in the totals above are two hundred forty-three (243) loans totaling $133.0 million in which the payment accommodation period has ended and the loan payments have resumed under their original contractual terms. Also included in the totals above are six (6) loans totaling $984 thousand that are in their first short-term (three month) payment accommodation period, one (1) loan totaling $25 thousand that is in its second short-term (three month) payment accommodation period and five (5) loans totaling $17.3 million that are in their third short-term (three month) payment accommodation period. At December 31, 2020, Management has not changed its classification of

Embassy Bancorp, Inc.

these loans due to the quality knowledge our loan officers have obtained from their discussions with the borrowers and due to the strength of the collateral and guarantors.  Management continues to carefully monitor those borrowers who remain on payment deferral for additional signs of distress that would result in a downgrade in loan classification. All loans under a modification period are considered current for payment status.

At February 28, 2021, the Company had two hundred forty-eight (248) Section 4013 loans totaling $149.5 million. Included in these totals are two hundred forty-three (243) loans totaling $132.6 million in which the payment accommodation period has ended and the loan payments have resumed under their original contractual terms. Also included in the totals are one (1) consumer loan totaling $418 thousand that is in its first short-term (three month) payment accommodation period and four (4) commercial loans totaling $16.5 million that have been given a fourth short-term (three month) payment accommodation period. Loans in the fourth short-term (three month) payment accommodation period consist of a $11.4 million loan to a borrower in the travel and hotel industry, a $3.8 million loan to a borrower in the assisted living facility industry and two (2) loans totaling $1.4 million to a borrower in the restaurant industry. Except for these four (4) loans being granted a fourth short-term (three month) payment accommodation, between January 1, 2021 and February 28, 2021, there were no new Section 4013 modifications made.

In order to participate in the SBA’s PPP program under the CARES Act, the Company made application for and was approved to be a PPP lender. The Company had not previously been an approved SBA 7(a) lender. The Company began accepting applications from qualified borrowers on April 3, 2020, and, as of December 31, 2020, the Company had a total of four hundred seventy (470) PPP loans with a receivable balance of $54.3 million, net of $1.2 million of unearned origination fees and costs. Through December 31, 2020, the Company had received forgiveness payments from the SBA on PPP loan principal balances of $13.2 million. From January 1, 2021 to February 28, 2021, the Company had received additional forgiveness payments from the SBA on PPP loan principal balances of $19.4 million.

These PPP loans are 100% guaranteed by the SBA, have a two year or up to five year maturity and an interest rate of 1% throughout the term of the loan, with payments deferred until forgiveness proceeds received from the SBA or ten months after the end of the covered period. The SBA may forgive the PPP loans if certain conditions are met by the borrower, including using at least 60% of the proceeds for payroll costs. The SBA also provided the Company with a processing fee for each loan, with the amount of such fee pre-determined by the SBA dependent upon the size of each loan. At December 31, 2020, the Company has recorded net deferred PPP loan fees and costs of $1.2 million, which will be recognized through interest income over the life of the related PPP loans. Because of the 100% SBA guarantee, the Company has determined that no allowance for loan losses is required on the PPP loans. All PPP loans have a pass rating and none are past due under their contractual terms.

On December 27, 2020 the 2021 Consolidated Appropriations Act (“CAA”) was signed into the law. The CAA included $284 billion in new PPP funding, and the Company is assisting its customers in applying for such funding. Through February 28, 2021, the Company originated new PPP loans under the CAA with a balance of $23.2 million, net of $922 thousand of unearned fees and costs.

Embassy Bancorp, Inc.

In April 2020, the Company applied and was approved by the Federal Reserve Board for both the ability to borrow under its PPPLF, as well as its Discount Window. The PPPLF provides term funding to depository institutions that originate loans to small businesses under the PPP. PPP loans that are pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations. The components of long-term borrowings with the PPPLF at December 31, 2020 were as follows:

	December 31, 2020
	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding
April 2022	0.35%	$32,240
May 2022	0.35%	18,554
Total PPPLF Outstanding Borrowings		$50,794

As of February 3, 2021, the PPPLF borrowings have been paid off in full. The Company is approved to borrow under the PPPLF through June 30, 2021.

The Company’s allowance for loan losses increased $2.5 million to $10.6 million at December 31, 2020 from $8.0 million at December 31, 2019. At December 31, 2020 and December 31, 2019, the allowance for loan losses represented 0.97% and 0.79%, respectively, of total loans (not including PPP loans which are guaranteed by the SBA). In 2020, the Bank adjusted the economic risk factor and loan modifications risk factor methodologies to incorporate the current economic implications, unemployment rate and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level for the year ending December 31, 2020, the Bank considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. At December 31, 2020, approximately 94% of the Bank’s loan portfolio is collateralized by real estate. Less than 6% of the Bank’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Bank has no direct international exposure. The Bank was not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard in 2020, as this guidance will not be effective for the Bank until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Bank and comparable institutions in the Bank’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 has reduced by 150 basis points the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 year and 30 year Treasury notes have declined to historic lows. As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on Treasury notes, the Company’s future net interest margin and spread may be further reduced.

All loans that have the CARES Act Section 4013 modification, regardless of whether original contractual payment terms have resumed, are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. None of the loans that remain in payment accommodation status at December 31, 2020 are considered impaired by Management at December 31, 2020 as, at this time, Management does not feel it probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement.

Embassy Bancorp, Inc.

Note 3 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows at December 31, 2020 and 2019, respectively:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2020:
U.S. Treasury securities	$9,998	$-	$-	$9,998
U.S. Government agency obligations	39,059	1	(24)	39,036
Municipal bonds	37,409	1,967	-	39,376
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	31	-	543
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	40,244	1,743	-	41,987
Total	$127,222	$3,742	$(24)	$130,940

December 31, 2019:
Municipal bonds	$25,586	$863	$(5)	$26,444
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	63,546	877	(38)	64,385
Total	$89,132	$1,740	$(43)	$90,829

The amortized cost and fair value of securities as of December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$20,615	$20,618
Due after one year through five years	30,833	30,818
Due after five years through ten years	6,887	7,157
Due after ten years	28,131	29,817
	86,466	88,410
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	543
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	40,244	41,987
	$127,222	$130,940

Gross gains of $128 thousand were realized on the sales of securities for the year ended December 31, 2020. There were no gross losses on the sales of securities for the year ended December 31, 2020. There were no sales of securities for the year ended December 31, 2019.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2020 :	(In Thousands)
U.S. Government agency obligations	$31,369	$(24)	$-	$-	$31,369	$(24)
Total Temporarily Impaired Securities	$31,369	$(24)	$-	$-	$31,369	$(24)

December 31, 2019 :
Municipal bonds	$1,295	$(5)	$-	$-	$1,295	$(5)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	4,701	(1)	8,528	(37)	13,229	(38)
Total Temporarily Impaired Securities	$5,996	$(6)	$8,528	$(37)	$14,524	$(43)

The Company had five (5) securities in an unrealized loss position at December 31, 2020 and five (5) securities in an unrealized loss position at December 31, 2019. Unrealized losses are due only to market interest rate fluctuations. As of December 31, 2020, the Company either has the intent and ability to hold the securities until maturity or market price recovery or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities. None of the individual losses are significant.

Securities with a carrying value of $98.7 million and $74.0 million at December 31, 2020 and December 31, 2019, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 4 – Loans Receivable and Credit Quality

On May 1, 2020, the Company sold its entire $689 thousand commercial credit card loan portfolio to an unrelated third party for a gain of $59 thousand. These loans were classified as held for sale at March 31, 2020 prior to the May 1, 2020 sale.

The Company has presented PPP loans of $54.3 million separately from loans receivable on the Consolidated Balance Sheet. As described in Note 2, PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are risk rated as pass and considered current for payment status purpose. PPP loans are not included in the following composition and credit quality tables.

Embassy Bancorp, Inc.

The following table presents the composition of loans receivable (not including PPP loans):

	December 31,
	2020	2019

	(In Thousands)

Commercial real estate	$452,251	$427,987
Commercial construction	12,176	12,622
Commercial	48,114	53,747
Residential real estate	576,437	518,150
Consumer	640	820

Total Loans	1,089,618	1,013,326

Unearned net loan origination costs	291	813
Allowance for Loan Losses	(10,570)	(8,022)

Net Loans	$1,079,339	$1,006,117

The following table summarizes information in regard to the allowance for loan losses (not including PPP loans) as of December 31, 2020 and 2019, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses
Year Ending December 31, 2020
Beginning Balance - December 31, 2019	$3,221	$121	$770	$3,488	$19	$403	$8,022
Charge-offs	-	-	-	-	-	-	-
Recoveries	24	-	-	4	-	-	28
Provisions	1,134	29	78	993	(5)	291	2,520
Ending Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570

Year Ending December 31, 2019
Beginning Balance - December 31, 2018	$3,248	$94	$574	$3,179	$19	$298	$7,412
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	4	1	-	-	5
Provisions	(27)	27	192	308	-	105	605
Ending Balance - December 31, 2019	$3,221	$121	$770	$3,488	$19	$403	$8,022

Embassy Bancorp, Inc.

The following tables represent the allocation of the allowance for loan losses and the related loan portfolio, (not including PPP loans), disaggregated based on impairment methodology at December 31, 2020 and December 31, 2019, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2020
Allowance for Loan Losses
Ending Balance	$4,379	$150	$848	$4,485	$14	$694	$10,570
Ending balance: individually evaluated for impairment	$21	$-	$23	$125	$-	$-	$169
Ending balance: collectively evaluated for impairment	$4,358	$150	$825	$4,360	$14	$694	$10,401

Loans receivables:
Ending balance	$452,251	$12,176	$48,114	$576,437	$640		$1,089,618
Ending balance: individually evaluated for impairment	$1,547	$315	$230	$1,548	$-		$3,640
Ending balance: collectively evaluated for impairment	$450,704	$11,861	$47,884	$574,889	$640		$1,085,978

December 31, 2019
Allowance for Loan Losses
Ending Balance	$3,221	$121	$770	$3,488	$19	$403	$8,022
Ending balance: individually evaluated for impairment	$-	$-	$27	$175	$-	$-	$202
Ending balance: collectively evaluated for impairment	$3,221	$121	$743	$3,313	$19	$403	$7,820

Loans receivables:
Ending balance	$427,987	$12,622	$53,747	$518,150	$820		$1,013,326
Ending balance: individually evaluated for impairment	$1,626	$315	$234	$1,346	$-		$3,521
Ending balance: collectively evaluated for impairment	$426,361	$12,307	$53,513	$516,804	$820		$1,009,805

Embassy Bancorp, Inc.

The following table summarizes information in regard to impaired loans (not including PPP loans) by loan portfolio class as of December 31, 2020 and 2019, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020	(In Thousands)
With no related allowance recorded:
Commercial real estate	$851	$1,091		$870	$49
Commercial construction	315	315		315	10
Commercial	-	-		-	-
Residential real estate	944	1,014		873	32
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$696	$696	$21	$699	$21
Commercial construction	-	-	-	-	-
Commercial	230	230	23	232	9
Residential real estate	604	604	125	614	22
Consumer	-	-	-	1	-
Total:
Commercial real estate	$1,547	$1,787	$21	$1,569	$70
Commercial construction	315	315	-	315	10
Commercial	230	230	23	232	9
Residential real estate	1,548	1,618	125	1,487	54
Consumer	-	-	-	1	-
	$3,640	$3,950	$169	$3,604	$143
December 31, 2019
With no related allowance recorded:
Commercial real estate	$1,626	$1,890		$1,686	$86
Commercial construction	315	315		315	11
Commercial	-	-		-	-
Residential real estate	530	786		640	14
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-
Commercial	234	234	27	236	10
Residential real estate	816	816	175	828	30
Consumer	-	-	-	-	-
Total:
Commercial real estate	$1,626	$1,890	$-	$1,686	$86
Commercial construction	315	315	-	315	11
Commercial	234	234	27	236	10
Residential real estate	1,346	1,602	175	1,468	44
Consumer	-	-	-	-	-
	$3,521	$4,041	$202	$3,705	$151

Embassy Bancorp, Inc.

The following table presents the classes of the loan portfolio (not including PPP loans), summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2020 and December 31, 2019, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2020	(In Thousands)
Commercial real estate	$450,823	$-	$1,428	$-	$452,251
Commercial construction	11,861	-	315	-	12,176
Commercial	48,114	-	-	-	48,114
Residential real estate	575,344	512	581	-	576,437
Consumer	640	-	-	-	640
Total	$1,086,782	$512	$2,324	$-	$1,089,618

December 31, 2019
Commercial real estate	$426,526	$-	$1,461	$-	$427,987
Commercial construction	12,307	-	315	-	12,622
Commercial	53,656	91	-	-	53,747
Residential real estate	517,281	719	150	-	518,150
Consumer	820	-	-	-	820
Total	$1,010,590	$810	$1,926	$-	$1,013,326

The following table presents nonaccrual loans by classes of the loan portfolio:

	December 31,

	2020	2019

	(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	274	18
Consumer	-	-
Total	$274	$18

Embassy Bancorp, Inc.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Loans performing under a CARES Act modification are considered current for payment status. The following table presents the classes of the loan portfolio (not including PPP loans) summarized by the past due status as of December 31, 2020 and 2019, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

December 31, 2020	(In Thousands)
Commercial real estate	$514	$-	$-	$514	$451,737	$452,251	$-
Commercial construction	-	-	-	-	12,176	12,176	-
Commercial	-	-	-	-	48,114	48,114	-
Residential real estate	336	-	42	378	576,059	576,437	-
Consumer	2	-	-	2	638	640	-
Total	$852	$-	$42	$894	$1,088,724	$1,089,618	$-

December 31, 2019
Commercial real estate	$-	$-	$-	$-	$427,987	$427,987	$-
Commercial construction	-	-	-	-	12,622	12,622	-
Commercial	-	-	-	-	53,747	53,747	-
Residential real estate	951	-	-	951	517,199	518,150	-
Consumer	-	-	-	-	820	820	-
Total	$951	$-	$-	$951	$1,012,375	$1,013,326	$-

Troubled Debt Restructurings

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider, resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions to maturity, interest only payments, or payment modifications to better coincide the timing of payments due under the modified terms with the expected timing of cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses. Payment accommodations completed since the COVID-19 outbreak reported in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus are described in Note 2 and are not considered a TDR.

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

Embassy Bancorp, Inc.

The following table presents TDRs outstanding at December 31, 2020 and 2019, respectively:

	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
December 31, 2020
Commercial real estate	$1,125	$-	$1,125
Commercial construction	260	-	260
Commercial	230	-	230
Residential real estate	944	15	959
Consumer	-	-	-
Total	$2,559	$15	$2,574

December 31, 2019
Commercial real estate	$1,188	$-	$1,188
Commercial construction	260	-	260
Commercial	233	-	233
Residential real estate	982	18	1,000
Consumer	-	-	-
Total	$2,663	$18	$2,681

There were no new TDRs during the year ended December 31, 2020 and December 31, 2019.

As December 31, 2020 and 2019, no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the years ended December 31, 2020 and December 31, 2019.

Note 5 - Financial Instruments with Off-Balance Sheet Risk

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

Embassy Bancorp, Inc.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2020	2019

	(In Thousands)

Commitments to grant loans, fixed	$5,080	$14,574
Commitments to grant loans, variable	75	1,450
Unfunded commitments under lines of credit, fixed	6,833	16,967
Unfunded commitments under lines of credit, variable	123,430	106,491
Standby letters of credit	5,412	2,889

Total	$140,830	$142,371

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2020 and 2019 was $5.4 million and $2.9 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.4 million and $1.8 million, respectively. The current amount of the liability as of December 31, 2020 and 2019 for guarantees under standby letters of credit issued is not considered material.

FHLB deposit letters of credit are standby letters of credit commitments issued by the Bank for the benefit of a third party, which secure public deposits in the Bank. FHLB deposit letters of credit are secured by qualifying assets of the Bank. The Company, through the Bank, had no FHLB deposit letters of credit outstanding as of December 31, 2020 and $7.6 million of FHLB deposit letters of credit outstanding as of December 31, 2019.

Embassy Bancorp, Inc.

Note 6 - Bank Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
	2020	2019

	(In Thousands)

Furniture, fixtures, and equipment	$3,902	$3,396
Leasehold improvements	3,419	3,268
Buildings	1,141	-
Computer equipment and data processing software	4,083	3,771
Automobiles	272	272
Construction in progress	-	127

	12,817	10,834
Accumulated depreciation	(9,471)	(8,711)

	$3,346	$2,123

The $1.2 million increase in premises and equipment is primarily due to the opening of the permanent branch in the Borough of Macungie in November of 2020.

Note 7 – Deposits

The components of deposits:

	December 31,
	2020	2019

	(In Thousands)

Demand, non-interest bearing	$269,996	$171,815
Demand, NOW and money market, interest bearing	199,845	180,869
Savings	546,784	425,284
Time, $250 and over	85,272	92,517
Time, other	130,482	161,483
Total deposits	$1,232,379	$1,031,968

At December 31, 2020, the scheduled maturities of time deposits are as follows (in thousands):

2021	$150,966
2022	29,095
2023	29,983
2024	4,436
2025	1,274

$215,754

Embassy Bancorp, Inc.

Note 8 - Securities Sold under Agreements to Repurchase and Offsetting Assets and Liabilities

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

	2020	2019

	(Dollars In Thousands)

Balance outstanding at December 31	$13,612	$7,208
Weighted average interest rate at the end of the year	0.058%	0.588%
Average daily balance during the year	$11,027	$10,870
Weighted average interest rate during the year	0.159%	0.676%
Maximum month-end balance during the year	$14,430	$17,570

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2020 and December 31, 2019:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2020
Repurchase Agreements:
Corporate Institutions	$13,612	$-	$13,612	$(13,612)	$-	$-

December 31, 2019
Repurchase Agreements:
Corporate Institutions	$7,208	$-	$7,208	$(7,208)	$-	$-

Embassy Bancorp, Inc.

As of December 31, 2020 and December 31, 2019, the fair value of securities pledged was $17.5 million and $10.1 million, respectively.

Note 9 – Short-term and Long-term Borrowings

Federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At December 31, 2020, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $682.6 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of December 31, 2020 and $18.1 million in short-term FHLB advances outstanding as of December 31, 2019. There were $14.7 million in long-term FHLB advances outstanding as of December 31, 2020 and none outstanding at December 31, 2019. All FHLB borrowings are secured by qualifying assets of the Bank.

The components of long-term borrowings with the FHLB at December 31, 2020 were as follows:

	2020

	(Dollars in Thousands)

Maturity Date	Interest Rate	Outstanding

March 2022	0.79%	$10,000
March 2022	0.64%	2,663
March 2022	0.61%	1,988
Total Outstanding Borrowings		$14,651

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2020 and December 31, 2019. Advances from this line are unsecured.

As described in Note 2, the Bank participated in the PPPLF program and has long-term PPPLF borrowings through the Federal Reserve Bank of Philadelphia of $50.8 million, at an interest rate of 0.35%, as of December 31, 2020. All PPPLF borrowings are secured by PPP loans. As of February 3, 2021, the PPPLF borrowings have been paid off in full.

Note 10 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Senior Loan Officer.

The Company has an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death, or disability. As of December 31, 2020 and 2019, other liabilities include $6.0 million and $5.3 million, respectively, accrued under these plans. For the years ended December 31, 2020 and 2019, $712 thousand and $463 thousand, respectively, were expensed under these plans.

Note 11 - Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under

Embassy Bancorp, Inc.

the SIP and extend the term of the SIP for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock, and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At December 31, 2020, there were 452,814 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also granted restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over a service period of three years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the Company’s restricted stock grants activity for the year ended December 31, 2020, there have been 187,299 awards granted. During the years ended December 31, 2020 and 2019 there were 47,186 and 10,799 awards granted, respectively. During the years ended December 31, 2020 and 2019 the Company recognized $286 thousand and $363 thousand in compensation expense for the restricted stock awards.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2020 and 2019 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2018	49,460	$13.78
Granted	10,799	14.92
Vested	(25,005)	14.49

Non-Vested at December 31, 2019	35,254	$13.63
Granted	47,186	12.45
Vested	(20,656)	12.82

Non-Vested at December 31, 2020	61,784	$13.13

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There was no stock compensation expense related to these options for the year ended December 31, 2020 and $4 thousand for the year ended December 31, 2019, respectively. At December 31, 2020, there was no unrecognized cost to the stock options.

Embassy Bancorp, Inc.

Activities under the SIP, related to stock options, is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2018	116,243	$7.34
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2019	116,243	$7.34
Granted	-	-
Exercised	(52,611)	7.00
Forfeited	-	-

Outstanding, December 31, 2020	63,632	$7.61

Exercisable, December 31, 2020	63,632	$7.61

Stock options outstanding at December 31, 2020 are exercisable at prices ranging from $6.60 to $13.21 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2020 is 1.82 years. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2019 was 2.06 years, respectively. At December 31, 2020, the aggregate intrinsic value of options outstanding and exercisable was $445 thousand. The intrinsic value was determined by using the latest known sales price of the Company’s common stock.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2020:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.60 to $8.26	$7.25	59,405	1.60	59,405
$11.56 to $13.21	$12.64	4,227	4.97	4,227

		63,632	1.82	63,632

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 15,261 shares have been issued as of December 31, 2020. The Company recognized discount expense in relation to the employee stock purchase plan of $3 thousand during the years ending December 31, 2020 and 2019.

Embassy Bancorp, Inc.

Note 12 – Other Comprehensive Income

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Year Ended December 31,
	2020			2019

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$2,149	$(451)	$1,698	$3,275	$(688)	$2,587
Reclassification adjustments for gains on securities transactions included in net income (A), (B)	(128)	27	(101)	-	-	-
Total other comprehensive income	$2,021	$(424)	$1,597	$3,275	$(688)	$2,587

(A) Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale for the years ended December 31, 2020 and 2019, net of tax, is as follows:

	Year Ended December 31,
	2020	2019

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(128)	$-
Income taxes	27	-
Net of tax	$(101)	$-

A summary of the accumulated other comprehensive income, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2020 and 2019
Balance January 1, 2020	$1,340
Other comprehensive income before reclassifications	1,698
Amounts reclassified from accumulated other comprehensive income	(101)
Net other comprehensive income during the period	1,597
Balance December 31, 2020	$2,937

Balance January 1, 2019	$(1,247)
Other comprehensive income before reclassifications	2,587
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	2,587
Balance December 31, 2019	$1,340

Note 13 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2020, due to the reserve requirement ratios being set at 0% effective March 26, 2020, the Company had no minimum reserve requirement. The minimum reserve requirement at December 31, 2019 was $15.6 million.

Embassy Bancorp, Inc.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under the BASEL III rules the Company and the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or losses on available-for-sale securities are not included in computing regulatory capital amounts. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2020, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Effective in 2018, the Federal Reserve raised the consolidated asset limit to be considered a small bank holding company from $1 billion to $3 billion.  A company that qualifies as a small bank holding company is not subject to the Federal Reserve’s consolidated capital rules, although a company that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company has elected to continue to report those amounts and ratios.

As of December 31, 2020, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2020 and 2019 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2020:
Total capital (to risk-weighted assets)	$119,583	13.1%	$	≥	73,119	≥	8.0%	$	≥	91,399	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	109,013	11.9		≥	41,130	≥	4.5		≥	59,409	≥	6.5
Tier 1 capital (to risk-weighted assets)	109,013	11.9		≥	54,839	≥	6.0		≥	73,119	≥	8.0
Tier 1 capital (to average assets)	109,013	8.1		≥	53,721	≥	4.0		≥	67,152	≥	5.0

December 31, 2019:
Total capital (to risk-weighted assets)	$106,252	13.0%	$	≥	65,584	≥	8.0%	$	≥	81,980	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	98,230	12.0		≥	36,891	≥	4.5		≥	53,287	≥	6.5
Tier 1 capital (to risk-weighted assets)	98,230	12.0		≥	49,188	≥	6.0		≥	65,584	≥	8.0
Tier 1 capital (to average assets)	98,230	8.4		≥	46,674	≥	4.0		≥	58,343	≥	5.0

Embassy Bancorp, Inc.

The Company’s actual capital amounts and ratios at December 31, 2020 and 2019 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2020:
Total capital (to risk-weighted assets)	$119,807	13.1%	$	≥	73,122	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	109,237	12.0		≥	41,131	≥	4.5
Tier 1 capital (to risk-weighted assets)	109,237	12.0		≥	54,841	≥	6.0
Tier 1 capital (to average assets)	109,237	8.1		≥	53,722	≥	4.0

December 31, 2019:
Total capital (to risk-weighted assets)	$106,297	13.0%	$	≥	65,568	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	98,275	12.0		≥	36,882	≥	4.5
Tier 1 capital (to risk-weighted assets)	98,275	12.0		≥	49,176	≥	6.0
Tier 1 capital (to average assets)	98,275	8.4		≥	46,675	≥	4.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

Note 14 - Fair Value of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2020 and 2019 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$9,998	$-	$9,998
U.S. Government agency obligations	-	39,036	-	39,036
Municipal bonds	-	39,376	-	39,376
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	543	-	543
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2020 Securities available for sale	$-	$130,940	$-	$130,940

Municipal bonds	$-	$26,444	$-	$26,444
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	64,385	-	64,385
December 31, 2019 Securities available for sale	$-	$90,829	$-	$90,829

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2020 Impaired loans	$-	$-	$1,361	$1,361
December 31, 2019 Impaired loans	$-	$-	$848	$848

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

Embassy Bancorp, Inc.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At both December 31, 2020 and December 31, 2019, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
December 31, 2020:
Impaired loans	$1,361	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-15.1%)
			Liquidation expenses (2)	0% to -10.0% (-8.5%)
December 31, 2019:
Impaired loans	$848	Appraisal of collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
			Liquidation expenses (2)	0% to -7.5% (-7.5%)

(1)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(2)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2020 and 2019:

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
December 31, 2020:
Financial assets:
Cash and cash equivalents	$131,907	$131,907	$131,907	$-	$-
Securities available-for-sale	130,940	130,940	-	130,940	-
Loans receivable, net of allowance	1,079,339	1,158,545	-	-	1,158,545
Paycheck Protection Program loans receivable	54,334	54,632	-	-	54,632
Restricted investments in bank stock	1,330	1,330	-	1,330	-
Accrued interest receivable	3,136	3,136	-	3,136	-
Financial liabilities:
Deposits	1,232,379	1,235,483	-	1,235,483	-
Securities sold under agreements to
repurchase and federal funds purchased	13,612	13,612	-	13,612	-
Long-term borrowings	14,651	14,707	-	-	14,707
Paycheck Protection Program
Liquidity Facility	50,794	50,810	-	-	50,810
Accrued interest payable	1,640	1,640	-	1,640	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2019:
Financial assets:
Cash and cash equivalents	$39,986	$39,986	$39,986	$-	$-
Securities available-for-sale	90,829	90,829	-	90,829	-
Loans receivable, net of allowance	1,006,117	1,013,093	-	-	1,013,093
Restricted investments in bank stock	1,478	1,478	-	1,478	-
Accrued interest receivable	2,048	2,048	-	2,048	-
Financial liabilities:
Deposits	1,031,968	1,033,786	-	1,033,786	-
Securities sold under agreements to
repurchase and federal funds purchased	7,208	7,208	-	7,208	-
Short-term borrowings	18,067	18,067	-	18,067	-
Accrued interest payable	3,281	3,281	-	3,281	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 15 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families, and affiliated companies (commonly referred to as related parties).

Embassy Bancorp, Inc.

Related parties were indebted to the Company for loans totaling $16.2 million and $10.2 million at December 31, 2020 and 2019, respectively. During 2020, loans totaling $9.7 million were disbursed and loan repayments totaled $3.7 million.

Deposits with related parties were $18.4 million and $15.7 million at December 31, 2020 and 2019, respectively.

Fees paid to related parties for legal services for the years ended December 31, 2020 and 2019 were approximately $29 thousand and $43 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as disclosed in Note 16.

Note 16 - Lease Commitments

The Company’s leases are all classified as operating leases, with one lease being short term. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities on the present value of unpaid future minimum lease payments. Additionally, the amounts for the branch leases were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. The weighted average discount rate for all operating leases was 3.00%, with branch leases having a weighted average discount rate of 3.04% and equipment leases having a weighted average discount rate of 1.20%. These leases expire at various dates through October 2030. All operating equipment leases do not have renewal language in their contracts and therefore use the current term. As of December 31, 2020, the operating leases overall had a weighted average lease term of 6.11 years, with the branch leases having a weighted average life of 6.16 years and equipment leases having a weighted average life of 4.10 years.

At December 31, 2020, the Company had right of use assets of $9.0 million (included in other assets) and lease liabilities of $9.2 million (included in other liabilities) and at December 31, 2019, the Company had right of use assets of $9.6 million (included in other assets) and lease liabilities of $9.7 million (included in other liabilities), respectively. The cost for operating leases was $1.7 million, including short-term lease cost of $18 thousand, for the year ended December 31, 2020 and the cost of operating leases was $1.7 million, including short-term lease cost of $3 thousand, for the year ended December 31, 2019, respectively. Operating cash flow paid for lease liabilities was $1.6 million for the year ended December 31, 2020 and December 31, 2019, respectively.

In addition to fixed rentals, the leases require the Company to pay certain additional expenses of occupying these spaces, including real estate taxes, insurance, utilities, and repairs. These additional expenses, along with depreciation on leasehold improvements, are included in occupancy and equipment expense in the Consolidated Statements of Income. A portion of these leases are with related parties as noted in the following table.

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of December 31, 2020, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2021	$1,032	$647	$58	$1,737
2022	1,062	660	53	1,775
2023	1,079	673	40	1,792
2024	933	685	38	1,656
2025	588	698	21	1,307
Thereafter	1,131	726	-	1,857
Total Payments	5,825	4,089	210	10,124
Less: Discount Amount	500	393	4	897
Total Lease Liability	$5,325	$3,696	$206	$9,227

Embassy Bancorp, Inc.

Rent expense to related parties was $661 thousand for the years ended December 31, 2020 and 2019, respectively, as described in Note 15.

Effective January 1, 2021 the Company entered into a lease agreement with a third party for a proposed new branch office to be located at 2002 West Liberty Street, Allentown, Lehigh County, Pennsylvania. The lease provides for an initial term of seven (7) years effective January 1, 2021, and grants the Bank two (2) successive options to renew for a term of five (5) years each and one (1) successive option to renew for a term of three (3) years. In addition to certain maintenance, real estate taxes and other costs, the annual basic rent for each of the first five (5) years of the initial term is $54 thousand, followed by annual basic rent in years six (6) and seven (7) of the initial term in the amount of $60 thousand. Under the first renewal option term, annual basic rent for the first three (3) years of this option term would be $60 thousand, followed by annual basic rent in the amount of $66 thousand for years four (4) and five (5) of this first renewal option term. Under the second renewal option term, annual basic rent for the first three (3) years of this option term would be $66 thousand, followed by annual rent in the amount of $72 thousand for years four (4) and five (5) of this second renewal option term. Under the third renewal option term of three (3) years, annual basic rent would be $72 thousand.

Note 17 - Federal Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2020	2019

	(In Thousands)

Current	$3,479	$2,732
Deferred	(558)	(238)
Income Tax Expense	$2,921	$2,494

A reconciliation of the statutory federal income tax at a rate of 21% as of December 31, 2020 and December 31, 2019 to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2020		2019

	(In Thousands)

	Dollar	%	Dollar	%
Federal income tax at statutory rate	$3,303	21.0%	$2,808	21.0%
Tax-exempt interest	(208)	(1.3)%	(249)	(1.9)%
Bank owned life insurance	(171)	(1.1)%	(120)	(0.9)%
Other	(3)	0.0%	55	0.4%

Income Tax Expense	$2,921	18.6%	$2,494	18.6%

The Company evaluates its tax positions and a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2020 and 2019, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

Embassy Bancorp, Inc.

The components of the net deferred tax asset (included in other assets) are as follows:

	December 31,
	2020	2019

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$2,220	$1,685
Deferred compensation	1,261	1,112
Lease liability	1,938	2,041
Premises and equipment	-	3
Other	4	4

Total Deferred Tax Assets	5,423	4,845

Deferred tax liabilities:
Premises and equipment	53	-
Prepaid assets	221	276
Deferred loan costs	629	497
Right of use asset	1,896	2,006
Unrealized gain on securities available for sale	781	357

Total Deferred Tax Liabilities	$3,580	$3,136

Net Deferred Tax Asset	$1,843	$1,709

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Embassy Bancorp, Inc.

Note 18 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2020	2019
	(In Thousands)
ASSETS

Cash	$473	$256
Other assets	33	26
Investment in subsidiary	111,950	99,569
Total Assets	$112,456	$99,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$282	$236
Stockholders’ equity	112,174	99,615
Total Liabilities and Stockholders’ Equity	$112,456	$99,851

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2020	2019
	(In Thousands)

Other expenses	$(449)	$(438)
Equity in net income of banking subsidiary	13,169	11,233
Income before income taxes	12,720	10,795
Income tax benefit	90	84
Net income	$12,810	$10,879

Equity in other comprehensive gain of banking subsidiary	1,597	2,587
Comprehensive income	$14,407	$13,466

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2020	2019
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$12,810	$10,879
Adjustments to reconcile net income to net cash used in
operating activities:
Stock compensation expense	286	367
Net change in other assets and liabilities	39	32
Equity in net income of banking subsidiary	(13,169)	(11,233)
Net Cash (Used) Provided in Operating Activities	(34)	45

Cash Flows Provided By Investing Activities:
Dividend from banking subsidiary	2,385	1,323

Cash Flows from Financing Activities:
Exercise of stock options and proceeds from ESPP	431	52
Purchase of treasury stock	(765)	-
Stock tendered for options	(156)	-
Dividends paid	(1,644)	(1,495)

Net Cash Used in Financing Activities	(2,134)	(1,443)
Net Increase (Decrease) in Cash	217	(75)
Cash – Beginning	256	331

Cash - Ending	$473	$256

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2020, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 51 of this report, and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2021 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2021 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2021 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2021 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2021 annual meeting of shareholders.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed on August 12, 2016).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed on August 12, 2016).
10.1	Amended and Restated Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant's definitive proxy statement filed on May 1, 2019).
10.2	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-K filed on March 30, 2016).
10.3	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 30, 2016).
10.4	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA.
10.5	Lease Agreement dated October 21, 2005 for Hamilton Blvd. and Mill Creek Rd., Lower Macungie Township, PA.
10.6	Lease Addendum dated January 1, 2005 for additional space in the Rte. 512, Bethlehem office, Bethlehem, PA.
10.7	Lease Agreement dated March 11, 2009 for Cedar Crest Blvd., Allentown, PA.
10.8	Lease Agreement dated March 21, 2003 for Tilghman Street, Allentown, PA.
10.9	Lease Agreement dated March 17, 2006 for 925 West Broad St, Bethlehem PA.
10.10	Lease Agreement dated June 17, 2008 for 5828 Old Bethlehem Pike, Center Valley, PA.
10.11	Lease Agreement dated March 13, 2009 for Corriere Road and Route 248 in Lower Nazareth Township, PA.
10.12

Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed on March 30, 2017).

10.13

Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates LLC (Incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K filed on March 15, 2018).

10.14

Lease Renewal dated February 17, 2017 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on February 21, 2017).

10.15	Lease Agreement dated September 1, 2015 by and between Embassy Bank for the Lehigh Valley and Orwig Property Management Center Square, LLC.
10.16

Lease Agreement dated November 10, 2017 by and between Embassy Bank for the Lehigh Valley and Pope Valley Properties, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on November 14, 2017).

10.17

Lease Expansion Agreement dated June 15, 2018 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on June 19, 2018).

10.18

Lease Amendment dated December 28, 2018 for a reduced rent escalator for 5828 Old Bethlehem Pike, Center Valley, PA (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on December 31, 2018).

10.19

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

10.21	Employment Agreement – J. Bartholomew, dated February 20, 2009.

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.22

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K filed on March 30, 2016).

10.23

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.22 of Registrant’s Form 10-K filed on March 30, 2016).

10.24

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K filed on March 30, 2017).

10.25

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.24 of Registrant’s Form 10-K filed on March 30, 2016).

10.26

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013 (Incorporated by reference to Exhibit 10.27 of Registrant’s Form 10-K filed on March 13, 2019).

10.27

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 23, 2014 (Incorporated by reference to Exhibit 10.29 of Registrant’s Form 10-K filed on March 11, 2020).

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

10.30

Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 23, 2014 (Incorporated by reference to Exhibit 10.32 of Registrant’s Form 10-K filed on March 11, 2020).

10.31

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.30 of Registrant’s Form 10-K filed on March 30, 2016).

10.32

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K filed on March 13, 2019).

10.33

Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 23, 2014 (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K filed on March 11, 2020).

10.34	Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 23, 2015.
10.35

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2016 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 27, 2016).

10.36

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 20, 2017 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 20, 2017).

10.37

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2018 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 21, 2018).

10.38

Amendment No. 4 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 18, 2020 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 21, 2020).

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.39	Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015.
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

10.43

Amendment No. 4 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 18, 2020 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 21, 2020).

10.44	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Registrant's definitive proxy statement filed on April 21, 2016).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the financial statements captions “Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly US, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document. *
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL
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

EMBASSY BANCORP, INC.

Dated: March 12, 2021	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 12, 2021	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2021	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 12, 2021	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 12, 2021	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 12, 2021	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 12, 2021	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 12, 2021	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 12, 2021	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 12, 2021	/s/ John T. Yurconic
John T. Yurconic, Director