Form 10-Q
period 2021-03-31
Embassy Bancorp, Inc.
filed 2021-05-10
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021 OR

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 7, 2021	($1.00 Par Value)	7,516,783
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	March 31,	December 31,
ASSETS	2021	2020

	(In Thousands, Except Share Data)
Cash and due from banks	$14,405	$14,528
Interest bearing demand deposits with banks	104,709	116,379
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	120,114	131,907
Securities available for sale	164,084	130,940
Restricted investment in bank stock	1,330	1,330
Loans receivable, net of allowance for loan losses of $11,034 in 2021; $10,570 in 2020	1,087,757	1,079,339
Paycheck Protection Program loans receivable	47,714	54,334
Premises and equipment, net of accumulated depreciation	3,195	3,346
Bank owned life insurance	25,337	25,189
Accrued interest receivable	3,114	3,136
Other assets	12,966	12,509
Total Assets	$1,465,611	$1,442,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$291,411	$269,996
Interest bearing	1,014,197	962,383
Total Deposits	1,305,608	1,232,379
Securities sold under agreements to repurchase	9,594	13,612
Long-term borrowings	14,651	14,651
Paycheck Protection Program Liquidity Facility borrowings	-	50,794
Accrued interest payable	1,069	1,640
Other liabilities	20,658	16,780
Total Liabilities	1,351,580	1,329,856
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2021 issued 7,650,032 shares; outstanding 7,516,783 shares;
2020 issued 7,637,216 shares; outstanding 7,528,967 shares;	7,650	7,637
Surplus	26,651	26,405
Retained earnings	81,004	76,960
Accumulated other comprehensive income	907	2,937
Treasury stock, at cost: 133,249 and 108,249 shares at March 31, 2021 and
December 31, 2020, respectively	(2,181)	(1,765)
Total Stockholders' Equity	114,031	112,174
Total Liabilities and Stockholders' Equity	$1,465,611	$1,442,030

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2021	2020

INTEREST INCOME
Loans, including fees	$10,128	$10,190
Paycheck Protection Program loans, including fees	1,100	-
Securities, taxable	326	377
Securities, non-taxable	206	212
Short-term investments, including federal funds sold	29	76
Total Interest Income	11,789	10,855
INTEREST EXPENSE
Deposits	1,093	1,995
Securities sold under agreements to repurchase and federal
funds purchased	2	10
Short-term borrowings	-	51
Long-term borrowings	27	8
Paycheck Protection Program Liquidity Facility borrowings	15	-
Total Interest Expense	1,137	2,064
Net Interest Income	10,652	8,791
PROVISION FOR LOAN LOSSES	465	320
Net Interest Income after Provision for Loan Losses	10,187	8,471
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	69	77
Debit card interchange fees	185	133
Other service fees	106	117
Bank owned life insurance	148	(27)
Gain on sale of securities	24	-
Total Other Non-Interest Income	532	300
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,884	2,839
Occupancy and equipment	919	858
Data processing	666	636
Merchant and credit card processing	2	30
Advertising and promotion	186	296
Professional fees	208	236
FDIC insurance	123	51
Loan & real estate	75	68
Charitable contributions	194	289
Other	428	429
Total Other Non-Interest Expenses	5,685	5,732

Income Before Income Taxes	5,034	3,039
INCOME TAX EXPENSE	990	582
Net Income	$4,044	$2,457

BASIC EARNINGS PER SHARE	$0.54	$0.33

DILUTED EARNINGS PER SHARE	$0.53	$0.33

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2021		2020

	(In Thousands)

Net Income		$4,044		$2,457
Change in Accumulated Other Comprehensive (Loss) Income:
Unrealized holding (loss) gain on securities available for sale	(2,546)		1,803
Less: reclassification adjustment for realized gains	(24)		-
	(2,570)		1,803
Income tax effect	540		(378)
Net unrealized (loss) gain	(2,030)		1,425
Other comprehensive (loss) income, net of tax		(2,030)		1,425
Comprehensive Income		$2,014		$3,882

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2020
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2019	$7,544	$25,937	$65,794	$1,340	$(1,000)	$99,615
Net income	-	-	2,457	-	-	2,457
Other comprehensive income, net of tax	-	-	-	1,425	-	1,425
Common stock grants to directors, 12,757 shares	13	135	-	-	-	148
Common stock grants to officers, 19,453 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $639	19	25	-	-	-	44
Shares issued under employee stock purchase
plan, 1,289 shares	1	13	-	-	-	14
Purchase of treasury stock, 40,000 shares at $18.00 per share	-	-	-	-	(720)	(720)
BALANCE - MARCH 31, 2020	$7,577	$26,110	$68,251	$2,765	$(1,720)	$102,983

	Three Months Ended March 31, 2021
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174
Net income	-	-	4,044	-	-	4,044
Other comprehensive loss, net of tax	-	-	-	(2,030)	-	(2,030)
Common stock grants to directors, 12,009 shares	12	174	-	-	-	186
Compensation expense recognized on stock
grants, net of unearned compensation expense
of $698	-	60	-	-	-	60
Shares issued under employee stock purchase
plan, 807 shares	1	12	-	-	-	13
Purchase of treasury stock, 25,000 shares at $16.65 per share	-	-	-	-	(416)	(416)
BALANCE - MARCH 31, 2021	$7,650	$26,651	$81,004	$907	$(2,181)	$114,031

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,044	$2,457
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	465	320
Amortization of deferred loan costs	51	78
Accretion of deferred Paycheck Protection Program loan fees	(964)	-
Depreciation	197	203
Net amortization of investment security premiums and discounts	95	58
Stock compensation expense	246	192
(Income) loss on bank owned life insurance	(148)	27
Realized gain on sale of securities available for sale	(24)	-
Loans originated for sale	-	(659)
Decrease (increase) in accrued interest receivable	22	(31)
Decrease in other assets	83	153
Decrease in accrued interest payable	(571)	(1,196)
Increase in other liabilities	475	143
Net Cash Provided by Operating Activities	3,971	1,745
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(57,533)	(1,489)
Maturities, calls and principal repayments of securities available for sale	21,402	6,203
Proceeds from sales of securities available for sale	3,333	-
Net increase in loans	(8,934)	(18,314)
Net decrease in Paycheck Protection Program loans	7,584	-
Net redemption of restricted investment in bank stock	-	137
Purchases of premises and equipment	(46)	(300)
Net Cash Used in Investing Activities	(34,194)	(13,763)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	73,229	16,166
Net (decrease) increase in securities sold under agreements to repurchase	(4,018)	3,177
Proceeds from Employee Stock Purchase Plan	13	14
Decrease in short-term borrowed funds	-	(18,067)
Proceeds from long-term borrowed funds	-	14,651
Repayment of Paycheck Protection Program Liquidity Facility borrowed funds	(50,794)	-
Purchase of treasury stock	-	(720)
Net Cash Provided by Financing Activities	18,430	15,221
Net (Decrease) Increase in Cash and Cash Equivalents	(11,793)	3,203
CASH AND CASH EQUIVALENTS - BEGINNING	131,907	39,986
CASH AND CASH EQUIVALENTS - ENDING	$120,114	$43,189

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,708	$3,260

Income taxes paid	$200	$-

Non-cash Investing and Financing Activities:

Transfer of loans held for investment to held for sale	$-	$659
Right of use assets obtained in exchange for new operating lease liabilities	$635	$-
Unsettled trades to purchase securities	$2,987	$-
Unsettled purchase of treasury stock	$416	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Certain amounts in the 2020 consolidated financial statements may have been reclassified to conform to 2021 presentation. These reclassifications had no effect on 2020 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented herein are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2020.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company provided certain borrowers affected in a variety of ways by COVID-19 with payment accommodations that facilitate their ability to work through the immediate impact of the virus. Payment accommodations were in the form of short-term principal and/or interest deferrals. These payment accommodations were made in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Section 4013 of the CARES Act, enacted on March 27, 2020, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020, subsequently extended until December 31, 2021, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates, the Company may elect to suspend US GAAP for loan modifications related to the pandemic which would otherwise be categorized as troubled debt restructurings and suspend any determination of a loan modified as a result of the effects of the pandemic as being a troubled debt restructuring, including impairment for accounting purposes. Interest income is continuing to be recognized during the accommodation period. The following table presents COVID-19 CARES Act Section 4013 loans based on loan type, payment accommodation status, and amount at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Number of Loans - Payment Accommodation Period Ended	Number of Loans - Payment Accommodation Period Active	Total Number of Loans	Loan Amount - Payment Accommodation Period Ended	Loan Amount - Payment Accommodation Period Active	Total Loan Amount
	(Dollars In Thousands)
Commercial real estate	128	4	132	$110,298	$16,538	$126,836
Commercial	40	-	40	6,636	-	6,636
Residential real estate	67	-	67	13,708	-	13,708
Consumer	2	-	2	29	-	29
Total	237	4	241	$130,671	$16,538	$147,209

	December 31, 2020
	Number of Loans - Payment Accommodation Period Ended	Number of Loans - Payment Accommodation Period Active	Total Number of Loans	Loan Amount - Payment Accommodation Period Ended	Loan Amount - Payment Accommodation Period Active	Total Loan Amount
	(Dollars In Thousands)
Commercial real estate	130	7	137	$112,016	$16,830	$128,846
Commercial	43	1	44	7,445	752	8,197
Residential real estate	68	4	72	13,517	717	14,234
Consumer	2	-	2	31	-	31
Total	243	12	255	$133,009	$18,299	$151,308

Included in the March 31, 2021 totals above are two hundred thirty-six (236) loans totaling $130.3 million in which the payment accommodation period has ended and the loan payments have resumed under their original contractual terms. Also included in the March 31, 2021 totals above is one (1) consumer loan totaling $418 thousand that, after its payment accommodation period ended in late March 2021, was taken to non-accrual and downgraded to substandard. No loss is anticipated on the loan. Also included in the March 31, 2021 totals above are four (4) commercial loans totaling $16.5 million that are currently under an active fourth short-term (three month) payment accommodation period. Loans in the fourth short-term (three month) payment accommodation period consist of a $11.4 million loan to a borrower in the travel and hotel industry, a $3.8 million loan to a borrower in the assisted living facility industry and two (2) loans totaling $1.4 million to a borrower in the restaurant industry. Except for these four (4) loans being granted a fourth short-term (three month) payment accommodation, between January 1, 2021 and March 31, 2021, there were no new Section 4013 modifications made during the quarter. At March 31, 2021, Management has not changed its classification of these loans due to the knowledge our loan officers have obtained from their discussions with the borrowers and due to the strength of the collateral and guarantors. Management continues to carefully monitor those borrowers who remain on payment deferral for additional signs of

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)
distress that would result in a downgrade in loan classification. Except for the one (1) consumer loan taken to non-accrual, all loans granted a payment accommodation are considered current for payment status.

At April 30, 2021, the payment accommodation period on the four (4) commercial loans described above has ended and each of the loans have resumed payments under their original contractual terms. At April 30, 2021, the Company had a total of two hundred thirty-six (236) Section 4013 loans totaling $144.7 million, all of which are through the CARES Act Section 4013 payment accommodation period. Included in this total is the one (1) consumer loan described above totaling $418 thousand that was taken to non-accrual and downgraded to substandard in March 2021. Between April 1, 2021 and April 30, 2021, there were no new Section 4013 modifications made.

The Company participates in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) under the CARES Act and subsequent 2021 Consolidated Appropriations Act (“CAA”). As of March 31, 2021, the Company had a total of three hundred fifty-seven (357) PPP loans outstanding with a receivable balance of $47.7 million, net of $1.4 million of unearned origination fees and costs. At December 31, 2020, the Company had a total of four hundred seventy (470) PPP loans outstanding with a receivable balance of $54.3 million, net of $1.2 million of unearned origination fees and costs. From January 1, 2021 to March 31, 2021, the Company originated two hundred seventy-three (273) new PPP loans with a balance of $28.6 million, net of $1.2 million of unearned origination fees and costs. From January 1, 2021 to March 31, 2021, the Company received forgiveness payments from the SBA on PPP loan principal balances of $36.2 million. As of April 30, 2021, the Company had a total of three hundred fifty-five (355) PPP loans outstanding with a receivable balance of $43.6 million, net of $1.4 million of unearned origination fees and costs. From April 1, 2021 to April 30, 2021, the Company originated forty-eight (48) new PPP loans with a balance of $2.2 million, net of $141 thousand of unearned origination fees and costs. From April 1, 2021 to April 30, 2021, the Company received forgiveness payments from the SBA on PPP loan principal balances of $6.5 million.

These PPP loans are 100% guaranteed by the SBA, have a two year or up to five year maturity and an interest rate of 1% throughout the term of the loan, with payments deferred until forgiveness proceeds received from the SBA or ten months after the end of the covered period. The SBA may forgive the PPP loans if certain conditions are met by the borrower, including using at least 60% of the proceeds for payroll costs. The SBA also provided the Company with a processing fee for each loan, with the amount of such fee pre-determined by the SBA dependent upon the size of each loan. As of March 31, 2021 and December 31, 2020, the Company has net deferred PPP loan fees and costs of $1.4 million and $1.2 million, respectively, which will be recognized through interest income over the life of the related PPP loans. Because of the 100% SBA guarantee, the Company has determined that no allowance for loan losses is required on the PPP loans. All PPP loans have a pass rating and none are past due under their contractual terms.

In April 2020, the Company applied and was approved by the Federal Reserve Board for both the ability to borrow under its Paycheck Protection Program Liquidity Facility (“PPPLF”), as well as its Discount Window. The PPPLF provides term funding to depository institutions that originate loans to small businesses under the PPP. PPP loans that are pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations. The Company had PPPLF borrowings of $50.8 million at December 31, 2020. As of February 3, 2021, the PPPLF borrowings have been paid off in full. The Company is approved to borrow under the PPPLF through June 30, 2021.

The Company’s allowance for loan losses increased $464 thousand to $11.0 million at March 31, 2021 compared to $10.6 million at December 31, 2020. At March 31, 2021 and December 31, 2020, the allowance for loan losses represented 1.00% and 0.97%, respectively, of total loans receivable (not including PPP loans which are guaranteed by the SBA). During 2020, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of non-PPP loans. During the first quarter of 2021, the Company again adjusted the other external factor methodology, leading to a further increase in the allowance for loan losses as a percentage of non-PPP loans. In determining its allowance for loan loss level at March 31, 2021, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. All loans that have the CARES Act Section 4013 modification, regardless of whether original contractual payment terms have resumed, are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. The Company’s nonperforming loans to total loans receivable (not including PPP loans) was 0.29% at March 31, 2021, up slightly from 0.25% at March 31, 2020 and 0.26% at December 31, 2020. The Company had $2 thousand in charge-offs for the three months ended March 31, 2021 and no charge-offs for the three months ended March 31, 2020. At March 31, 2021, approximately 95% of the Company’s loan portfolio is collateralized by real estate. Less than 6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Company has no direct international exposure. The Company was not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard in 2020, as this guidance will not be effective for the Company until 2023. Based upon current economic conditions, the composition of the loan

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

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

Note 4 – Securities Available For Sale

At March 31, 2021 and December 31, 2020, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2021:
U.S. Government agency obligations	$33,392	$1	$(66)	$33,327
Municipal bonds	43,192	1,286	(233)	44,245
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	15	-	527
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	85,840	1,349	(1,204)	85,985
Total	$162,936	$2,651	$(1,503)	$164,084

December 31, 2020:
U.S. Treasury securities	$9,998	$-	$-	$9,998
U.S. Government agency obligations	39,059	1	(24)	39,036
Municipal bonds	37,409	1,967	-	39,376
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	31	-	543
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	40,244	1,743	-	41,987
Total	$127,222	$3,742	$(24)	$130,940

The amortized cost and fair value of securities as of March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$4,623	$4,624
Due after one year through five years	30,830	30,771
Due after five years through ten years	8,301	8,632
Due after ten years	32,830	33,545
	76,584	77,572
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	527
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	85,840	85,985
Total	$162,936	$164,084

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Gross gains of $24 thousand were realized on sales of securities for the three months ended March 31, 2021. There were no gross losses on the sales of securities for the three months ended March 31, 2021. There were no sales of securities for the three months ended March 31, 2020.

Securities with a carrying value of $106.1 million and $98.7 million at March 31, 2021 and December 31, 2020, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2021:	(In Thousands)
U.S. Government agency obligations	$20,094	$(66)	$-	$-	$20,094	$(66)
Municipal bonds	7,117	(233)	-	-	7,117	(233)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	53,169	(1,204)	-	-	53,169	(1,204)
Total Temporarily Impaired Securities	$80,380	$(1,503)	$-	$-	$80,380	$(1,503)
	.
December 31, 2020:
U.S. Government agency obligations	$31,369	$(24)	$-	$-	$31,369	$(24)
Total Temporarily Impaired Securities	$31,369	$(24)	$-	$-	$31,369	$(24)

The Company had twenty-one (21) securities in an unrealized loss position at March 31, 2021 and five (5) securities in an unrealized loss position at December 31, 2020. As of March 31, 2021, the Company either has the intent and ability to hold the securities until maturity or market price recovery or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities. None of the individual losses are significant.

Note 5 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.3 million as of March 31, 2021 and December 31, 2020. The Bank had ACBB stock at a carrying value of $40 thousand at March 31, 2021 and December 31, 2020.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2021.

Note 6 – Loans and Credit Quality

The Company has presented PPP loans of $47.7 million at March 31, 2021 and $54.3 million at December 31, 2021, respectively, separately from loans receivable on the Consolidated Balance Sheet. As described in Note 3, PPP loans are 100% SBA guaranteed and

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are risk rated as pass. PPP loans are not included in the following composition and credit quality tables.

The following table presents the composition of loans receivable at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021		December 31, 2020
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$461,331	41.99%	$452,251	41.51%
Commercial construction	10,264	0.93%	12,176	1.12%
Commercial	44,650	4.06%	48,114	4.42%
Residential real estate	581,765	52.97%	576,437	52.90%
Consumer	603	0.05%	640	0.05%
Total loans	1,098,613	100.00%	1,089,618	100.00%
Unearned origination fees	178		291
Allowance for loan losses	(11,034)		(10,570)
Net Loans	$1,087,757		$1,079,339

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2021 and December 31, 2020, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2021	(In Thousands)
Commercial real estate	$459,916	$-	$1,415	$-	$461,331
Commercial construction	9,949	-	315	-	10,264
Commercial	44,650	-	-	-	44,650
Residential real estate	580,267	506	992	-	581,765
Consumer	603	-	-	-	603
Total	$1,095,385	$506	$2,722	$-	$1,098,613

December 31, 2020
Commercial real estate	$450,823	$-	$1,428	$-	$452,251
Commercial construction	11,861	-	315	-	12,176
Commercial	48,114	-	-	-	48,114
Residential real estate	575,344	512	581	-	576,437
Consumer	640	-	-	-	640
Total	$1,086,782	$512	$2,324	$-	$1,089,618

At March 31, 2021, the Company had no foreclosed assets and had $42 thousand in recorded investment in one (1) consumer mortgage loan collateralized by residential real estate in the process of foreclosure. At December 31, 2020 the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$840	$1,080		$851	$1,091
Commercial construction	315	315		315	315
Commercial	-	-		-	-
Residential real estate	1,351	1,421		944	1,014
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$690	$690	$15	$696	$696	$21
Commercial construction	-	-	-	-	-	-
Commercial	228	228	22	230	230	23
Residential real estate	596	596	123	604	604	125
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,530	$1,770	$15	$1,547	$1,787	$21
Commercial construction	315	315	-	315	315	-
Commercial	228	228	22	230	230	23
Residential real estate	1,947	2,017	123	1,548	1,618	125
Consumer	-	-	-	-	-	-
	$4,020	$4,330	$160	$3,640	$3,950	$169

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$846	$15	$1,257	$13
Commercial construction	315	3	315	3
Commercial	-	-	-	-
Residential real estate	1,148	7	619	7
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$693	$7	$350	$6
Commercial construction	-	-	-	-
Commercial	229	2	234	2
Residential real estate	600	5	720	5
Consumer	-	-	-	-
Total:
Commercial real estate	$1,539	$22	$1,607	$19
Commercial construction	315	3	315	3
Commercial	229	2	234	2
Residential real estate	1,748	12	1,339	12
Consumer	-	-	-	-
	$3,831	$39	$3,495	$36

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2021	December 31, 2020

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	692	274
Consumer	-	-
Total	$692	$274

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2021 and December 31, 2020, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2021	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$461,331	$461,331	$-
Commercial construction	-	-	-	-	10,264	10,264	-
Commercial	-	-	-	-	44,650	44,650	-
Residential real estate	74	154	259	487	581,278	581,765	-
Consumer	-	-	-	-	603	603	-
Total	$74	$154	$259	$487	$1,098,126	$1,098,613	$-

December 31, 2020
Commercial real estate	$514	$-	$-	$514	$451,737	$452,251	$-
Commercial construction	-	-	-	-	12,176	12,176	-
Commercial	-	-	-	-	48,114	48,114	-
Residential real estate	336	-	42	378	576,059	576,437	-
Consumer	2	-	-	2	638	640	-
Total	$852	$-	$42	$894	$1,088,724	$1,089,618	$-

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending March 31, 2021
Beginning Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570
Charge-offs	-	-	-	-	(2)	-	(2)
Recoveries	-	-	-	1	-	-	1
Provisions	308	(37)	68	11	-	115	465
Ending Balance - March 31, 2021	$4,687	$113	$916	$4,497	$12	$809	$11,034

Three Months Ending March 31, 2020
Beginning Balance - December 31, 2019	$3,221	$121	$770	$3,488	$19	$403	$8,022
Charge-offs	-	-	-	-	-	-	-
Recoveries	24	-	-	-	-	-	24
Provisions	108	-	47	139	(1)	27	320
Ending Balance - March 31, 2020	$3,353	$121	$817	$3,627	$18	$430	$8,366

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2021 and December 31, 2020:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2021
Allowance for Loan Losses
Ending Balance	$4,687	$113	$916	$4,497	$12	$809	$11,034
Ending balance: individually evaluated for impairment	$15	$-	$22	$123	$-	$-	$160
Ending balance: collectively evaluated for impairment	$4,672	$113	$894	$4,374	$12	$809	$10,874

Loans receivables:
Ending balance	$461,331	$10,264	$44,650	$581,765	$603		$1,098,613
Ending balance: individually evaluated for impairment	$1,530	$315	$228	$1,947	$-		$4,020
Ending balance: collectively evaluated for impairment	$459,801	$9,949	$44,422	$579,818	$603		$1,094,593

December 31, 2020
Allowance for Loan Losses
Ending Balance	$4,379	$150	$848	$4,485	$14	$694	$10,570
Ending balance: individually evaluated for impairment	$21	$-	$23	$125	$-	$-	$169
Ending balance: collectively evaluated for impairment	$4,358	$150	$825	$4,360	$14	$694	$10,401

Loans receivables:
Ending balance	$452,251	$12,176	$48,114	$576,437	$640		$1,089,618
Ending balance: individually evaluated for impairment	$1,547	$315	$230	$1,548	$-		$3,640
Ending balance: collectively evaluated for impairment	$450,704	$11,861	$47,884	$574,889	$640		$1,085,978

Troubled Debt Restructurings

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider, resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions to maturity, interest only payments, or payment modifications to better coincide the timing of payments due under the modified terms with the expected timing of cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses. Payment accommodations completed since the COVID-19 outbreak are reported in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus as described in Note 3 and are not considered a TDR.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

March 31, 2021	(In Thousands)
Commercial real estate	$1,113	$-	$1,113
Commercial construction	260	-	260
Commercial	228	-	228
Residential real estate	930	14	944
Consumer	-	-	-
	$2,531	$14	$2,545

December 31, 2020
Commercial real estate	$1,125	$-	$1,125
Commercial construction	260	-	260
Commercial	230	-	230
Residential real estate	944	15	959
Consumer	-	-	-
	$2,559	$15	$2,574

As of March 31, 2021, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three months ended March 31, 2021 and 2020.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three months ended March 31, 2021 and 2020.

Note 7 – Deposits

The components of deposits at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
	(In Thousands)

Demand, non-interest bearing	$291,411	$269,996
Demand, NOW and money market, interest bearing	219,254	199,845
Savings	591,176	546,784
Time, $250 and over	78,267	85,272
Time, other	125,500	130,482
Total deposits	$1,305,608	$1,232,379

At March 31, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2021 (remainder of the year)	$111,820
2022	50,680
2023	33,776
2024	5,647
2025	1,258
2026	586
$203,767

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At March 31, 2021, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $693.6 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2021 and December 31, 2020. There were $14.7 million in long-term FHLB advances outstanding as of March 31, 2021 and December 31, 2020. All FHLB borrowings are secured by qualifying assets of the Bank.

The components of long-term borrowings with the FHLB were as follows:

	March 31, 2021
	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding
March 2022	0.79%	$10,000
March 2022	0.64%	2,663
March 2022	0.61%	1,988
Total FHLB Outstanding Borrowings		$14,651

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2021 and December 31, 2020. Advances from this line are unsecured.

As described in Note 3, the Bank had no long-term PPPLF borrowings through the Federal Reserve Bank of Philadelphia as of March 31, 2021 and had $50.8 million, at an interest rate of 0.35%, as of December 31, 2020. All PPPLF borrowings were secured by PPP loans.

Note 9 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At March 31, 2021, there were 440,805 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of three years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended March 31, 2021, there have been 199,308 awards granted. During the three months ended March 31, 2021 and 2020 there were 12,009 and 32,210 awards granted, respectively. During the three months ended March 31, 2021 and 2020 the Company recognized $246 thousand and $192 thousand in compensation expense for the restricted stock awards, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 there was no unrecognized cost remaining for these unexercised options and all outstanding options are fully vested.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 16,068 shares have been issued as of March 31, 2021. The Company recognized discount expense in relation to the ESPP of $1 thousand for the three months ended March 31, 2021 and 2020, respectively.

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

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended March 31,
	2021			2020

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(2,546)	$535	$(2,011)	$1,803	$(378)	$1,425
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(24)	5	(19)	-	-	-
Total other comprehensive (loss) income	$(2,570)	$540	$(2,030)	$1,803	$(378)	$1,425

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale for the three months ended March 31, 2021 and 2020, net of tax, is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(24)	$-
Income taxes	5	-
Net of tax	$(19)	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive income net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2021 and 2020	(In Thousands)
Balance January 1, 2021	$2,937
Other comprehensive loss before reclassifications	(2,011)
Amounts reclassified from accumulated other comprehensive income	(19)
Net other comprehensive loss during the period	(2,030)
Balance March 31, 2021	$907

Balance January 1, 2020	$1,340
Other comprehensive income before reclassifications	1,425
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	1,425
Balance March 31, 2020	$2,765

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

	Three Months Ended
	March 31,
	2021	2020
	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$4,044	$2,457

Weighted average shares outstanding	7,532,246	7,443,875
Dilutive effect of potential common shares, stock options	33,235	37,630
Diluted weighted average common shares outstanding	7,565,481	7,481,505

Basic earnings per share	$0.54	$0.33
Diluted earnings per share	$0.53	$0.33

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2021. Stock options of 4,227 were not considered in computing diluted earnings per common share for the three months ended March 31, 2020 because to do so would have been anti-dilutive.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2021 and December 31, 2020, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$33,327	$-	$33,327
Municipal bonds	-	44,245	-	44,245
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	527	-	527
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	85,985	-	85,985
March 31, 2021 Securities available for sale	$-	$164,084	$-	$164,084

U.S. Treasury securities	$-	$9,998	$-	$9,998
U.S. Government agency obligations	-	39,036	-	39,036
Municipal bonds	-	39,376	-	39,376
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	543	-	543
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2020 Securities available for sale	$-	$130,940	$-	$130,940

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

(In Thousands)
March 31, 2021 Impaired loans	$-	$-	$1,354	$1,354
December 31, 2020 Impaired loans	$-	$-	$1,361	$1,361

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

At March 31, 2021, of the impaired loans having an aggregate balance of $4.0 million, $2.5 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.5 million in impaired loans, an aggregate valuation allowance of $160 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2021 and December 31, 2020, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2021:
Impaired loans	$1,354	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-15.1%)
		pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-8.5%)
December 31, 2020:
Impaired loans	$1,361	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-15.1%)
		pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-8.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2021 and December 31, 2020:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2021:
Financial assets:
Cash and cash equivalents	$120,114	$120,114	$120,114	$-	$-
Securities available-for-sale	164,084	164,084	-	164,084	-
Loans receivable, net of allowance	1,087,756	1,139,248	-	-	1,139,248
Paycheck Protection Program loans receivable	47,714	47,938	-	-	47,938
Restricted investments in bank stock	1,330	1,330	-	1,330	-
Accrued interest receivable	3,114	3,114	-	3,114	-
Financial liabilities:
Deposits	1,305,608	1,308,187	-	1,308,187	-
Securities sold under agreements to
repurchase and federal funds purchased	9,594	9,594	-	9,594	-
Long-term borrowings	14,651	14,694	-	-	14,694
Accrued interest payable	1,069	1,069	-	1,069	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2020:
Financial assets:
Cash and cash equivalents	$131,907	$131,907	$131,907	$-	$-
Securities available-for-sale	130,940	130,940	-	13,940	-
Loans receivable, net of allowance	1,079,339	1,158,545	-	-	1,158,545
Paycheck Protection Program loans receivable	54,334	54,632		-	54,632
Restricted investments in bank stock	1,330	1,330	-	1,330	-
Accrued interest receivable	3,136	3,136	-	3,136	-
Financial liabilities:
Deposits	1,232,379	1,235,483	-	1,235,483	-
Securities sold under agreements to
repurchase and federal funds purchased	13,612	13,612	-	13,612	-
Long-term borrowings	14,651	14,707	-	-	14,707
Paycheck Protection Program
Liquidity Facility	50,794	50,810		-	50,810
Accrued interest payable	1,640	1,640	-	1,640	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Future Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued an update to defer the implementation date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company under SEC Regulation S-K and, therefore, the guidance is effective for the Company in 2023. The Company has not yet determined the impact this standard will have on its consolidated financial statements or its results of operations.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, (v) changes in accounting policies or procedures as may be required by FASB or regulatory agencies, (vi) risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal responses, and (vii) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2020 and subsequent filings with the SEC.

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

At March 31, 2021, the Company continued to be in strong financial and operational condition. The Bank’s March 31, 2021 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans (not including PPP loans) at March 31, 2021 was 0.29% and the ratio of non-performing assets to total assets was 0.22%. Management believes the Company is well prepared for the ongoing economic and social consequences of the COVID-19 global pandemic.

The Company’s assets increased $23.6 million from $1.4 billion at December 31, 2020 to $1.5 billion at March 31, 2021. The increase was due to an increase of $33.1 million in securities available for sale and an increase of $8.4 million in net loans receivable (not including PPP loans); offset by a decrease of $11.8 million in cash and cash equivalents and a decrease of $6.6 million in net PPP loans receivable due to net loan forgiveness. The growth in securities available for sale and net loans receivable was primarily funded by deposits. The decrease in cash and cash equivalents was primarily due to PPPLF borrowings of $50.8 million being paid off in full during the first quarter of 2021 and purchases of available for sale securities, offset in part by an increase in deposits. The Company's deposits grew $73.2 million from $1.2 billion at December 31, 2020 to $1.3 billion at March 31, 2021. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the increase is the increased usage of the Company’s online banking platform, competitive offered rates, the opening of a permanent branch office in Macungie, the continued convenience and efficiency of our branch network and branch personnel, and the injection of federal stimulus money into the economy from PPP funds and consumer stimulus payments. The Company also continues to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch hour adjustments and/or closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Net loans receivable (not including PPP loans) increased by $8.4 million to $1.09 billion at March 31, 2021 from $1.08 billion at December 31, 2020. The market continues to be very competitive and the Company’s commitment to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended March 31, 2021 was $4.0 million compared to net income for the three months ended March 31, 2020 of $2.5 million, an increase of $1.6 million, or 64.6%. Basic and diluted earnings per share increased to $0.54 and $0.53 for the three months ended March 31, 2021, as compared to $0.33, respectively, for the three months ended March 31, 2020. The difference in net income for the three months ended March 31, 2021 and March 31, 2020 resulted from increases in net interest income and non-interest income; offset, in part, by an increase in the provision for loan losses. The increase in the provision for loan losses for the three months ended March 31, 2021 was primarily a result of continued provisioning in accordance with the allowance for loan loss methodology due to the COVID-19 pandemic and, to a lesser extent, ongoing loan growth.

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

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and non-taxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2021 and 2020.

Total interest income for the three months ended March 31, 2021 increased $934 thousand to $11.8 million, as compared to $10.9 million for the three months ended March 31, 2020. Average earning assets were $1.4 billion for the three months ended March 31, 2021 as compared to $1.1 billion for the three months ended March 31, 2020. The tax equivalent yield on average earning assets was 3.48% for the first quarter of 2021 compared to 3.88% for the first quarter of 2020.

Total interest expense for the three months ended March 31, 2021 decreased $927 thousand to $1.1 million, as compared to $2.1 million for the three months ended March 31, 2020. Average interest bearing liabilities were $1.0 billion for the three months ended March 31, 2021 as compared to $877.2 million for the three months ended March 31, 2020. The yield on average interest bearing liabilities was 0.45% and 0.95% for the first quarter of 2021 and 2020, respectively.

Net interest income for the three months ended March 31, 2021 was $10.7 million compared to $8.8 million for the three months ended March 31, 2020. The improvement in net interest income is primarily the result of an increase in the interest and fee income from PPP loans, a decrease in the balance and rates of certificates of deposit, and a decrease in the rates of interest bearing demand deposits, NOW, money market, savings, securities sold under agreement to repurchase and other borrowings. Also contributing to the improvement in net interest income for the three months ended March 31, 2021 was an increase in the balances of taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks. The improvements were offset, in part, by a decrease in the rates of taxable and non-taxable loans, taxable and non-taxable investments, fed funds sold and interest bearing deposits with banks, an increase in the balance of interest bearing demand deposits, NOW, money markets, savings, securities sold under agreement to repurchase, and interest expense from PPPLF borrowings. The Company’s net interest margin increased slightly on a US GAAP basis and remained flat at a non-US GAAP basis. The Company’s net interest margin is 3.13% on a US GAAP basis and 3.15% on a non-US GAAP basis for the three months ended March 31, 2021, as compared to 3.12% on a US GAAP basis and 3.15% on a non-US GAAP basis for the three months ended March 31, 2020.

In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 reduced by 150 basis points the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30 year Treasury notes had declined to historic lows. Less than 10% of the Company’s loan portfolio is scheduled to mature or reprice within the next year. As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on Treasury notes, the Company’s future net interest margin and spread may be further reduced. The Company’s net interest margin was also affected by the PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings, which bore an interest rate of 0.35% and were paid off in early February 2021. The net interest margin on a non-US GAAP basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the three months ended March 31, 2021 was 2.93%.

The table below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2021 and 2020, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2021			2020
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,092,019	$10,080	3.74%	$1,016,177	$10,133	4.01%
Loans - Paycheck Protection Program	51,469	1,100	8.67%	-	-	0.00%
Loans - non-taxable (1)	6,404	48	3.85%	7,365	57	3.94%
Investment securities - taxable	105,806	326	1.25%	63,649	377	2.38%
Investment securities - non-taxable (1)	30,009	206	3.52%	25,150	212	4.29%
Federal funds sold	1,000	-	0.00%	533	1	1.02%
Interest bearing deposits with banks	94,943	29	0.12%	20,247	75	1.49%
TOTAL INTEREST EARNING ASSETS	1,381,650	11,789	3.48%	1,133,121	10,855	3.88%
Less allowance for loan losses	(10,730)			(8,080)
Other assets	60,591			50,780
TOTAL ASSETS	$1,431,511			$1,175,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$203,400	$32	0.06%	$181,871	$261	0.58%
Savings	565,814	396	0.28%	426,511	444	0.42%
Certificates of deposit	210,608	665	1.28%	245,617	1,290	2.11%
Securities sold under agreements to repurchase and other borrowings	27,397	29	0.43%	23,220	69	1.20%
Paycheck Protection Program Liquidity
Facility borrowings	17,261	15	0.35%	-	-	0.00%
TOTAL INTEREST BEARING LIABILITIES	1,024,480	1,137	0.45%	877,219	2,064	0.95%

Non-interest bearing demand deposits	272,323			178,293
Other liabilities	20,112			18,981
Stockholders' equity	114,596			101,328
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,431,511			$1,175,821

Net interest income		$10,652			$8,791
Tax equivalent adjustments
Loans		13			15
Investments		55			56
Total tax equivalent adjustments		68			71
Net interest income on a tax equivalent basis		$10,720			$8,862
Net interest spread (US GAAP basis)			3.01%			2.91%
Net interest margin (US GAAP basis)			3.13%			3.12%
Net interest spread (non-US GAAP basis) (3)			3.03%			2.93%
Net interest margin (non-US GAAP basis) (3)			3.15%			3.15%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2021 and 2020, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2021 and 2020, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended
	March 31, 2021 compared to March 31, 2020
	(In Thousands)
		Due to change in:
	Total			# of
	Change	Volume	Rate	Days

Interest-earning assets:
Loans - taxable	$(53)	$756	$(725)	$(84)
Loans - Paycheck Protection Program	1,100	1,100	-	-
Loans - non-taxable	(9)	(8)	(1)	-
Investment securities - taxable	(51)	250	(298)	(3)
Investment securities - non-taxable	(6)	41	(45)	(2)
Federal funds sold	(1)	1	(2)	-
Interest bearing deposits with banks	(46)	277	(323)	-
Total net change in income on
interest-earning assets	934	2,417	(1,394)	(89)

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	(229)	31	(260)	-
Savings	(48)	145	(190)	(3)
Certificates of deposit	(625)	(184)	(436)	(5)
Total deposits	(902)	(8)	(886)	(8)
Securities sold under agreements to
repurchase and other borrowings	(40)	12	(52)	-
Paycheck Protection Program
Liquidity Facility borrowings	15	15	-	-
Total net change in expense on
interest-bearing liabilities	(927)	19	(938)	(8)
Change in net interest income	$1,861	$2,398	$(456)	$(81)

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

For the three months ended March 31, 2021, the provision for loan losses was $465 thousand, as compared to $320 thousand for the same period ended March 31, 2020. In the three months ended March 31, 2021 there were $2 thousand in charge-offs and $1 thousand in recoveries, as compared to no charge-offs and $24 thousand in recoveries for the three months ended March 31, 2020. The provision for loan losses is a function of the allowance for loan loss methodology that the Company uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. During 2020 and in the first quarter of 2021, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic. See further discussion following in the “Credit Risk and Loan Quality” section of the Company’s considerations of its March 31, 2021 allowance for loan loss levels. The allowance for loan losses is $11.0 million as of March 31, 2021, which is 1.00% of outstanding loans receivable (not including PPP loans), compared to $8.4 million or 0.81% of outstanding loans as of March 31, 2020. At December 31, 2020, the allowance for loan losses was $10.6 million, which represented 0.97% of total outstanding loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loans receivable (not including PPP loans) portfolio:

	Three Months Ended
	March 31,
	2021	2020

	(In Thousands)
Loans receivable at end of period	$1,098,613	$1,031,691
Allowance for loan losses:
Balance, beginning	$10,570	$8,022
Provision for loan losses	465	320
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	(2)	-
Total loans charged off	(2)	-
Recoveries of loans previously charged off:
Commercial real estate	-	24
Commercial construction	-	-
Commercial	-	-
Residential real estate	1	-
Consumer	-	-
Total recoveries	1	24
Net charge offs	(1)	24
Balance at end of period	$11,034	$8,366
Allowance for loan losses to loans receivable at end of period	1.00%	0.81%

Non-interest Income

Total non-interest income was $532 thousand for the three months ended March 31, 2021 compared to $300 thousand for the same period in 2020. The increase is attributable to an increase in debit card interchange fees of $52 thousand, an increase in bank owned life insurance of $175 thousand, and the gain on the sale of securities of $24 thousand. The increase in the bank owned life insurance was driven by the effect market conditions had on underlying life insurance assets in March 2020 due to the onset of the pandemic, as well as the purchase of $4.0 million in bank owned life insurance in the fourth quarter of 2020.

Non-interest Expense

Non-interest expenses remained relatively flat at $5.7 million for the three months ended March 31, 2021, with a slight decrease of $47 thousand from the three months ended March 31, 2020. The decrease in non-interest expenses is primarily due to a decrease of $110 thousand in advertising and promotions from shifts in marketing strategies and less promotions and public relations expense, and a decrease of $95 thousand in charitable contributions due to EITC contributions in the first quarter of 2020, not yet contributed in 2021. Offsetting these decreases were an increase of $45 thousand in salaries and employee benefits, in part, due to annual increases in salaries and benefits and increase in health insurance cost; offset by an increase in deferred compensation costs primarily associated with PPP loan originations. Additional increases in non-interest expenses are attributable to an increase of $61 thousand in occupancy and equipment due in part to the opening of the Macungie permanent branch and rent associated with the Company’s proposed new branch office at 2002 West Liberty Street in Allentown, Pennsylvania (regulatory approval obtained in March 2021), along with an increase in building repair and maintenance, an increase of $30 thousand in data processing due primarily to e-commerce and the expanding customer base, and an increase of $72 thousand in FDIC insurance due, in part, to FDIC credits applied in the first quarter of 2020.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2021 totaled $1.0 million, or 19.7% of income before taxes, compared to income taxes for the three months ended March 31, 2020 totaling $582 thousand, or 19.2% of income before taxes. The increase in the tax rate is, in part, the result of change in the mix of taxable and tax free loans and investments; offset by the increase in income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, and government agency bonds. The Company holds no high-risk securities or derivatives as of March 31, 2021. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2021 were $164.1 million compared to $130.9 million at December 31, 2020. The increase in the investment portfolio resulted from the purchase of eight (8) mortgage-backed securities, two (2) tax-free municipal bonds, and two (2) taxable municipal bonds totaling $57.5 million, and the purchase of four (4) tax-free municipal bonds unsettled at March 31, 2021 totaling $3.0 million; offset by principal pay downs on mortgage-backed securities, calls of one (1) non-taxable municipal bonds, the maturity of two (2) government agency bond, and maturity of one (1) Treasury security totaling $21.4 million, the sale of two (2) mortgage backed securities totaling $3.3 million, including a realized gain of $24 thousand, and a decrease in unrealized gains of $2.6 million. The carrying value of the securities portfolio as of March 31, 2021 includes a net unrealized gain of $1.1 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.7 million at December 31, 2020. The current unrealized gain position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (not including PPP loans) at March 31, 2021 increased $8.4 million, remaining at $1.1 billion from December 31, 2020. The gross loan-to-deposit ratio (not including PPP loans) decreased from 88% at December 31, 2020 to 84% at March 31, 2021. The Company’s loan portfolio at March 31, 2021 was comprised of residential real estate and consumer loans of $582.4 million, an increase of $5.3 million from December 31, 2020, and commercial loans of $516.2 million, an increase of $3.7 million from December 31, 2020. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. As described in Note 3 to the consolidated financial statements, the Company is participating in the SBA PPP program to support the needs of its small business clients. PPP loans receivable at March 31, 2021 and December 31, 2020 was $47.7 million and 54.3 million, respectively. Including PPP loans receivable, the gross loan-to-deposit ratio was 88% and 93% at March 31, 2021 and December 31, 2020.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were done in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company will not be categorizing these modifications as troubled debt restructurings. As of March 31, 2021, the Company had two hundred thirty-six (236) loans totaling $130.3 million in which the payment accommodation period has ended and the loan payments have resumed under their original contractual terms. The Company had four (4) commercial loans totaling $16.5 million that have been given a fourth short-term (three month) payment accommodation period. Loans in the fourth short-term (three month) payment accommodation period consist of a $11.4 million loan to a borrower in the travel and hotel industry, a $3.8 million loan to a borrower in the assisted living facility industry, and two (2) loans totaling $1.4 million to a borrower in the restaurant industry. Except for these four (4) loans being granted a fourth short-term (three month) payment accommodation, between January 1, 2021 and March 31, 2021, there were no new Section 4013 modifications made during the quarter. At March 31, 2021, Management has not changed its classification of these loans due to the quality knowledge our loan officers have obtained from their discussions with the borrowers and due to the strength of the collateral and guarantors. Management continues to carefully monitor those borrowers who remain on payment deferral for additional signs of distress that would result in a downgrade in loan classification. The Company had one (1) consumer loan totaling $418 thousand that after its payment accommodation period ended in late March 2021 was taken to non-accrual and downgraded to substandard. No loss is anticipated on the loan. Except for this one (1) consumer loan, all loans under a modification period are considered current for payment status.

At April 30, 2021, the payment accommodation period on the four (4) commercial loans described above has ended and each of the loans have resumed payments under their original contractual terms. At April 30, 2021, the Company had a total of two hundred thirty-six (236) Section 4013 loans totaling $144.7 million, all of which are through the CARES Act Section 4013 payment accommodation period. Included in this total is the one (1) consumer loan described above totaling $418 thousand that was taken to non-accrual and downgraded to substandard in March 2021. Between April 1, 2021 and April 30, 2021, there were no new Section 4013 modifications made.

Credit Risk and Loan Quality

The allowance for loan losses increased $464 thousand to $11.0 million at March 31, 2021 compared to $10.6 million at December 31, 2020. At March 31, 2021 and December 31, 2020, the allowance for loan losses represented 1.00% and 0.97%, respectively, of total loans receivable (not including PPP loans which are guaranteed by the SBA). During 2020, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of non-PPP loans. During the first quarter of 2021, the Company again adjusted the external factor methodology, leading to a further increase in the allowance for loan losses as a percentage of non-PPP loans. In determining its allowance for loan loss level at March 31, 2021, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. The Company’s nonperforming loans to total loans receivable (not including PPP loans) was 0.29% at March 31, 2021, up slightly from 0.25% at March 31, 2020 and 0.26% at December 31, 2020. The Company had $2 thousand in charge-offs for the three months ended March 31, 2021 and no charge-offs for the three months ended March 31, 2020. At March 31, 2021, approximately 95% of the Company’s loan portfolio is collateralized by real estate. Less than 6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Company has no direct international exposure. The Company was not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard in 2020, as this guidance will not be effective for the Company until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for loan losses as new information becomes available.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended March 31, 2021.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2021	2020	2020

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	692	274	17
Restructured loans, accruing interest and less than 90 days past due	2,531	2,559	2,612
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	3,223	2,833	2,629
Foreclosed assets	-	-	-
Total nonperforming assets	$3,223	$2,833	$2,629
Nonperforming loans to total loans (not including PPP loans)	0.29%	0.26%	0.25%
Nonperforming assets to total assets	0.22%	0.20%	0.22%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $151 thousand from December 31, 2020 to March 31, 2021. This decrease is due to depreciation on existing premises and equipment, offset by purchases.

Deposits

Total deposits at March 31, 2021 increased $73.2 million to $1.3 billion from $1.2 billion at December 31, 2020. The increase in the Company’s deposits was due to an increase of $40.8 million in demand, NOW and money market deposits and a $44.4 million increase in savings deposits; offset by a decrease of $12.0 million in time deposits. The growth in total deposits was due to organic growth of new and existing customers and the injection of federal stimulus money into the economy from PPP funds and consumer stimulus payments. The shift out of time deposits was primarily due to promotions rolling off into lower yielding deposits due to the current rate environment. The funds were primarily used to fund new loan growth, purchase securities, and to pay off PPPLF borrowings.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $120.1 million at March 31, 2021, compared to $131.9 million at December 31, 2020.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At March 31, 2021, the Company had $164.1 million of available for sale securities. Securities with carrying values of approximately $106.1 million and $98.7 million at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At March 31, 2021, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $693.6 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2021 and December 31, 2020. There were $14.7 million in long-term FHLB advances outstanding as of March 31, 2021 and December 31, 2020. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2021 and December 31, 2020. Advances from this line are unsecured.

As described in Note 3, the Bank had long-term PPPLF borrowings, term funding to depository institutions that originate loans to small businesses under the PPP, through the Federal Reserve Bank of Philadelphia of $50.8 million as of December 31, 2020. These borrowings were repaid in full, February 2021. All PPPLF borrowings were secured by PPP loans. PPP loans that were pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $138.7 million and $135.4 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had letters of credit outstanding of $5.2 million and $5.4 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs. Management will continue to evaluate the Company’s liquidity position for changes caused by the COVID-19 pandemic.

Capital Resources and Adequacy

Total stockholders’ equity was $114.0 million as of March 31, 2021, representing a net increase of $1.9 million from December 31, 2020. The increase in capital was primarily the result of the net income of $4.0 million and an increase in surplus of $246 thousand due to stock grants and employee stock purchases with compensation expense, offset by a decrease of $2.0 million in unrealized gains on available for sale securities and a treasury stock purchase of $416 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined in the regulations). As of March 31, 2021, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2021	December 31, 2020

	(Dollars In Thousands)
Tier I, common stockholders' equity	$112,970	$109,013
Tier II, allowable portion of allowance for loan losses	11,034	10,570
Total capital	$124,004	$119,583

Common equity tier 1 capital ratio	12.1%	11.9%
Tier I risk based capital ratio	12.1%	11.9%
Total risk based capital ratio	13.3%	13.1%
Tier I leverage ratio	8.0%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2021	December 31, 2020

	(Dollars In Thousands)
Tier I, common stockholders' equity	$113,124	$109,237
Tier II, allowable portion of allowance for loan losses	11,034	10,570
Total capital	$124,158	$119,807

Common equity tier 1 capital ratio	12.1%	12.0%
Tier I risk based capital ratio	12.1%	12.0%
Total risk based capital ratio	13.3%	13.1%
Tier I leverage ratio	8.0%	8.1%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at March 31, 2021. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-2.6%
Down 200 basis points	-5.6%

Up 100 basis points	2.2%
Up 200 basis points	4.2%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2021, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2020 Form 10-K. There are no material changes from such risk factors. Such risks are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number of shares of common stock repurchased by the Company, and the average paid for such shares, during the first quarter of 2021. Treasury stock repurchased, shown in the table below, settled on April 8, 2021. The Company has not publicly announced any purchase plan or program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	N/A	N/A	N/A	N/A
February 1 - 28, 2021	N/A	N/A	N/A	N/A
March 1 - 31, 2021	25,000	$16.65	N/A	N/A

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-Q filed on August 12, 2016).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-Q filed on August 12, 2016).
10.1	Lease agreement dated December 30, 2020 by and between Embassy Bank for the Lehigh Valley and Lehigh
County Agricultural Society, Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on
January 6, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files (XBRL)

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL
and contained in Exhibit 101)

* This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 10, 2021	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 10, 2021	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer