Form 10-Q
period 2021-06-30
Embassy Bancorp, Inc.
filed 2021-08-09
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 6, 2021	($1.00 Par Value)	7,508,096
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	June 30,	December 31,
ASSETS	2021	2020

	(In Thousands, Except Share Data)
Cash and due from banks	$17,192	$14,528
Interest bearing demand deposits with banks	91,959	116,379
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	110,151	131,907
Securities available for sale	220,304	130,940
Restricted investment in bank stock	1,424	1,330
Loans receivable, net of allowance for loan losses of $11,160 in 2021; $10,570 in 2020	1,096,093	1,079,339
Paycheck Protection Program loans receivable	42,193	54,334
Premises and equipment, net of accumulated depreciation	3,345	3,346
Bank owned life insurance	25,532	25,189
Accrued interest receivable	2,812	3,136
Other assets	13,596	12,509
Total Assets	$1,515,450	$1,442,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$305,169	$269,996
Interest bearing	1,043,207	962,383
Total Deposits	1,348,376	1,232,379
Securities sold under agreements to repurchase	15,741	13,612
Long-term borrowings	14,651	14,651
Paycheck Protection Program Liquidity Facility borrowings	-	50,794
Accrued interest payable	753	1,640
Other liabilities	20,048	16,780
Total Liabilities	1,399,569	1,329,856
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2021 issued 7,650,745 shares; outstanding 7,508,096 shares;
2020 issued 7,637,216 shares; outstanding 7,528,967 shares;	7,651	7,637
Surplus	26,725	26,405
Retained earnings	82,858	76,960
Accumulated other comprehensive income	1,012	2,937
Treasury stock, at cost: 142,649 and 108,249 shares at June 30, 2021 and
December 31, 2020, respectively	(2,365)	(1,765)
Total Stockholders' Equity	115,881	112,174
Total Liabilities and Stockholders' Equity	$1,515,450	$1,442,030

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$10,208	$10,074	$20,336	$20,264
Paycheck Protection Program loans, including fees	458	238	1,558	238
Securities, taxable	629	358	955	735
Securities, non-taxable	238	195	444	407
Short-term investments, including federal funds sold	31	27	60	103
Total Interest Income	11,564	10,892	23,353	21,747
INTEREST EXPENSE
Deposits	994	1,594	2,087	3,589
Securities sold under agreements to repurchase and federal
funds purchased	2	3	4	13
Short-term borrowings	-	-	-	51
Long-term borrowings	27	27	54	35
Paycheck Protection Program Liquidity Facility borrowings	-	24	15	24
Total Interest Expense	1,023	1,648	2,160	3,712
Net Interest Income	10,541	9,244	21,193	18,035
PROVISION FOR LOAN LOSSES	125	650	590	970
Net Interest Income after Provision for Loan Losses	10,416	8,594	20,603	17,065
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	81	43	150	120
Debit card interchange fees	228	145	413	278
Other service fees	117	67	223	184
Bank owned life insurance	195	324	343	297
Gain on sale of securities	-	128	24	128
Gain on sale of loans	-	59	-	59
Total Other Non-Interest Income	621	766	1,153	1,066
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	2,954	2,669	5,838	5,508
Occupancy and equipment	900	795	1,819	1,653
Data processing	732	623	1,398	1,259
Merchant and credit card processing	2	13	4	43
Advertising and promotion	245	274	431	570
Professional fees	229	210	437	446
FDIC insurance	140	97	263	148
Loan & real estate	97	51	172	119
Charitable contributions	197	183	391	472
Other	454	383	882	812
Total Other Non-Interest Expenses	5,950	5,298	11,635	11,030

Income Before Income Taxes	5,087	4,062	10,121	7,101
INCOME TAX EXPENSE	980	745	1,970	1,327
Net Income	$4,107	$3,317	$8,151	$5,774

BASIC EARNINGS PER SHARE	$0.55	$0.44	$1.08	$0.77

DILUTED EARNINGS PER SHARE	$0.54	$0.44	$1.08	$0.77

DIVIDENDS PER SHARE	$0.30	$0.22	$0.30	$0.22

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2021		2020

	(In Thousands)
Net Income		$4,107		$3,317
Change in Accumulated Other Comprehensive Income:
Unrealized holding gain on securities available for sale	133		413
Less: reclassification adjustment for realized gains	-		(128)
	133		285
Income tax effect	(28)		(60)
Net unrealized gain	105		225
Other comprehensive income, net of tax		105		225
Comprehensive Income		$4,212		$3,542

	Six Months Ended June 30,
	2021		2020

	(In Thousands)

Net Income		$8,151		$5,774
Change in Accumulated Other Comprehensive (Loss) Income:
Unrealized holding (loss) gain on securities available for sale	(2,413)		2,216
Less: reclassification adjustment for realized gains	(24)		(128)
	(2,437)		2,088
Income tax effect	512		(438)
Net unrealized (loss) gain	(1,925)		1,650
Other comprehensive (loss) income, net of tax		(1,925)		1,650
Comprehensive Income		$6,226		$7,424

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2021
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174
Net income	-	-	4,044	-	-	4,044
Other comprehensive loss, net of tax	-	-	-	(2,030)	-	(2,030)
Common stock grants to directors, 12,009 shares	12	174	-	-	-	186
Compensation expense recognized on stock
grants, net of unearned compensation expense
of $698	-	60	-	-	-	60
Shares issued under employee stock purchase
plan, 807 shares	1	12	-	-	-	13
Purchase of treasury stock, 25,000 shares at $16.65 per share	-	-	-	-	(416)	(416)
BALANCE - MARCH 31, 2021	$7,650	$26,651	$81,004	$907	$(2,181)	$114,031

Net income	-	-	4,107	-	-	4,107
Other comprehensive income, net of tax	-	-	-	105	-	105
Dividend declared, $0.30 per share	-	-	(2,253)	-	-	(2,253)
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $637	-	61	-	-	-	61
Shares issued under employee stock purchase
plan, 713 shares	1	13	-	-	-	14
Purchase of treasury stock, 9,400 shares at $19.60 per share	-	-	-	-	(184)	(184)
BALANCE - JUNE 30, 2021	$7,651	$26,725	$82,858	$1,012	$(2,365)	$115,881

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2020
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2019	$7,544	$25,937	$65,794	$1,340	$(1,000)	$99,615
Net income	-	-	2,457	-	-	2,457
Other comprehensive income, net of tax	-	-	-	1,425	-	1,425
Common stock grants to directors, 12,757 shares	13	135	-	-	-	148
Common stock grants to officers, 19,453 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $639	19	25	-	-	-	44
Shares issued under employee stock purchase
plan, 1,289 shares	1	13	-	-	-	14
Purchase of treasury stock, 40,000 shares at $18.00 per share	-	-	-	-	(720)	(720)
BALANCE - MARCH 31, 2020	$7,577	$26,110	$68,251	$2,765	$(1,720)	$102,983

Net income	-	-	3,317	-	-	3,317
Other comprehensive income, net of tax	-	-	-	225	-	225
Dividend declared, $0.22 per share	-	-	(1,644)	-	-	(1,644)
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $641	-	(3)	-	-	-	(3)
Shares issued under employee stock purchase
plan, 1,038 shares	1	12	-	-	-	13
BALANCE - JUNE 30, 2020	$7,578	$26,119	$69,924	$2,990	$(1,720)	$104,891

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,151	$5,774
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	590	970
Amortization of deferred loan costs	77	146
Accretion of deferred Paycheck Protection Program loan fees	(1,306)	(124)
Depreciation	399	384
Net amortization of investment security premiums and discounts	122	196
Stock compensation expense	307	189
Income on bank owned life insurance	(343)	(297)
Realized gain on sale of securities available for sale	(24)	(128)
Loans originated for sale	-	(689)
Proceeds from sale of loans	-	748
Net realized gain on sale of loans	-	(59)
Decrease (increase) in accrued interest receivable	324	(906)
(Increase) decrease in other assets	(575)	250
Decrease in accrued interest payable	(887)	(1,588)
Increase in other liabilities	1,015	678
Net Cash Provided by Operating Activities	7,850	5,544
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(125,559)	(81,890)
Maturities, calls and principal repayments of securities available for sale	30,327	34,328
Proceeds from sales of securities available for sale	3,333	4,023
Net increase in loans	(17,421)	(24,429)
Net decrease (increase) in Paycheck Protection Program loans	13,447	(64,935)
Net (purchase) redemption of restricted investment in bank stock	(94)	129
Purchases of premises and equipment	(398)	(939)
Net Cash Used in Investing Activities	(96,365)	(133,713)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	115,997	123,906
Net increase in securities sold under agreements to repurchase	2,129	4,028
Proceeds from employee stock purchase plan	27	27
Decrease in short-term borrowed funds	-	(18,067)
Proceeds from long-term borrowed funds	-	14,651
Proceeds from Paycheck Protection Program Liquidity Facility borrowed funds	-	62,039
Repayment of Paycheck Protection Program Liquidity Facility borrowed funds	(50,794)	-
Purchase of treasury stock	(600)	(720)
Net Cash Provided by Financing Activities	66,759	185,864
Net (Decrease) Increase in Cash and Cash Equivalents	(21,756)	57,695
CASH AND CASH EQUIVALENTS - BEGINNING	131,907	39,986
CASH AND CASH EQUIVALENTS - ENDING	$110,151	$97,681

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,047	$5,300
Income taxes paid	$2,127	$1,286

Non-cash Investing and Financing Activities:

Right of use assets obtained in exchange for new operating lease liabilities	$1,215	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company provided certain borrowers affected in a variety of ways by COVID-19 with payment accommodations that facilitate their ability to work through the immediate impact of the virus. Payment accommodations were in the form of short-term principal and/or interest deferrals. These payment accommodations were made in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Section 4013 of the CARES Act, enacted on March 27, 2020, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020, subsequently extended until December 31, 2021, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates, the Company may elect to suspend US GAAP for loan modifications related to the pandemic which would otherwise be categorized as troubled debt restructurings and suspend any determination of a loan modified as a result of the effects of the pandemic as being a troubled debt restructuring, including impairment for accounting purposes. Interest income is continuing to be recognized during the accommodation period.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents COVID-19 CARES Act Section 4013 loans based on loan type, payment accommodation status, and amount at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Number of Loans - Payment Accommodation Period Ended	Number of Loans - Payment Accommodation Period Active	Total Number of Loans	Loan Amount - Payment Accommodation Period Ended	Loan Amount - Payment Accommodation Period Active	Total Loan Amount
	(Dollars In Thousands)
Commercial real estate	126	-	126	$116,425	$-	$116,425
Commercial	35	-	35	4,713	-	4,713
Residential real estate	60	-	60	12,451	-	12,451
Consumer	2	-	2	27	-	27
Total	223	-	223	$133,616	$-	$133,616

	December 31, 2020
	Number of Loans - Payment Accommodation Period Ended	Number of Loans - Payment Accommodation Period Active	Total Number of Loans	Loan Amount - Payment Accommodation Period Ended	Loan Amount - Payment Accommodation Period Active	Total Loan Amount
	(Dollars In Thousands)
Commercial real estate	130	7	137	$112,016	$16,830	$128,846
Commercial	43	1	44	7,445	752	8,197
Residential real estate	68	4	72	13,517	717	14,234
Consumer	2	-	2	31	-	31
Total	243	12	255	$133,009	$18,299	$151,308

Included in the June 30, 2021 totals above are two hundred twenty-two (222) loans totaling $133.2 million in which the payment accommodation period has ended and the loan payments have resumed under their original contractual terms. Also included in the June 30, 2021 totals above is one (1) residential real estate loan totaling $418 thousand that, after its payment accommodation period ended in late March 2021, was taken to non-accrual and downgraded to substandard. No loss is anticipated on the loan. Between July 1, 2021 and July 31, 2021 there were no new Section 4013 modifications made.

The Company participates in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) under the CARES Act and subsequent 2021 Consolidated Appropriations Act (“CAA”). As of June 30, 2021, the Company had a total of three hundred forty-six (346) PPP loans outstanding with a receivable balance of $42.2 million, net of $1.2 million of unearned origination fees and costs. At December 31, 2020, the Company had a total of four hundred seventy (470) PPP loans outstanding with a receivable balance of $54.3 million, net of $1.2 million of unearned origination fees and costs. From January 1, 2021 to June 30, 2021, the Company originated three hundred thirty-three (333) new PPP loans with a balance of $31.6 million, net of $1.4 million of unearned origination fees and costs. From January 1, 2021 to June 30, 2021, the Company received forgiveness payments from the SBA on PPP loan principal balances of $44.7 million. From July 1, 2021 to July 31, 2021 the Company received forgiveness payments from the SBA on PPP loan principal balances of $8.5 million.

These PPP loans are 100% guaranteed by the SBA, have a two year or up to five year maturity and an interest rate of 1% throughout the term of the loan, with payments deferred until forgiveness proceeds received from the SBA or ten months after the end of the covered period. The SBA may forgive the PPP loans if certain conditions are met by the borrower, including using at least 60% of the proceeds for payroll costs. The SBA also provided the Company with a processing fee for each loan, with the amount of such fee pre-determined by the SBA dependent upon the size of each loan. As of June 30, 2021 and December 31, 2020, the Company has net deferred PPP loan fees and costs of $1.2 million, respectively, which will be recognized through interest income over the life of the related PPP loans. In accordance with the 100% SBA guarantee and the Company’s opinion that the majority of the PPP loans will be

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

forgiven, the Company has determined that no allowance for loan losses is required on the PPP loans. All PPP loans have a pass rating and none are past due under their contractual terms.

In April 2020, the Company applied and was approved by the Federal Reserve Board for both the ability to borrow under its Paycheck Protection Program Liquidity Facility (“PPPLF”), as well as its Discount Window. The PPPLF provides term funding to depository institutions that originate loans to small businesses under the PPP. PPP loans that are pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations. The Company had PPPLF borrowings of $50.8 million at December 31, 2020. As of February 3, 2021, the PPPLF borrowings have been paid off in full. The Company is approved to borrow under the PPPLF through July 30, 2021.

The Company’s allowance for loan losses increased $590 thousand to $11.2 million at June 30, 2021 compared to $10.6 million at December 31, 2020. At June 30, 2021 and December 31, 2020, the allowance for loan losses represented 0.97% and 0.92% of total loans receivable. At June 30, 2021 and December 31, 2020, the allowance for loan losses represented 1.01% and 0.97%, respectively, of total loans receivable not including PPP loans, which are guaranteed by the SBA. During 2020, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of non-PPP loans. During the six months ending June 30, 2021, the Company again adjusted the other external factor methodology, due to uncertainty with the post COVID-19 pandemic economy, leading to a further increase in the allowance for loan losses as a percentage of non-PPP loans. In determining its allowance for loan loss level at June 30, 2021, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. All loans that have the CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. The Company’s non-performing loans to total loans receivable was 0.29% at June 30, 2021, compared to 0.26% at June 30, 2020 and 0.25% at December 31, 2020. The Company’s nonperforming loans to total loans receivable not including PPP loans, was 0.30% at June 30, 2021, compared to 0.27% at June 30, 2020 and 0.26% at December 31, 2020. In the three months ended June 30, 2021 and June 30, 2020, there were no charge-offs and $1 thousand in recoveries. In the six months ended June 30, 2021, there were $2 thousand in charge-offs and $2 thousand in recoveries, as compared to no charge-offs and $25 thousand in recoveries for the six months ended June 30, 2020. At June 30, 2021, approximately 96% of the Company’s loan portfolio is collateralized by real estate. Less than 6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Company has no direct international exposure. The Company was not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard in 2020. This guidance will not be effective for the Company until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 reduced by 150 basis points the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 year and 30 year Treasury notes declined to historic lows. As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on Treasury notes, the Company’s future net interest margin and spread may be further reduced.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Securities Available For Sale

At June 30, 2021 and December 31, 2020, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2021:
U.S. Government agency obligations	$30,152	$-	$(124)	$30,028
Municipal bonds	58,160	1,536	(254)	59,442
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	26	-	538
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	130,199	1,198	(1,101)	130,296
Total	$219,023	$2,760	$(1,479)	$220,304

December 31, 2020:
U.S. Treasury securities	$9,998	$-	$-	$9,998
U.S. Government agency obligations	39,059	1	(24)	39,036
Municipal bonds	37,409	1,967	-	39,376
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	31	-	543
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	40,244	1,743	-	41,987
Total	$127,222	$3,742	$(24)	$130,940

The amortized cost and fair value of securities as of June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$2,601	$2,608
Due after one year through five years	30,067	29,947
Due after five years through ten years	8,206	8,558
Due after ten years	47,438	48,357
	88,312	89,470
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	538
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	130,199	130,296
Total	$219,023	$220,304

Gross gains of $24 thousand were realized on sales of securities for the six months ended June 30, 2021 and gross gains of $128 thousand were realized on the sales of securities for the three and six months ended June 30, 2020. There were no sales of securities for the three months ended June 30, 2021 and no gross losses on the sales of securities for the three months and six months ended June 30, 2021 and June 30, 2020.

Securities with a carrying value of $118.9 million and $98.7 million at June 30, 2021 and December 31, 2020, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2021:	(In Thousands)
U.S. Government agency obligations	$29,028	$(124)	$-	$-	$29,028	$(124)
Municipal bonds	14,752	(254)	-	-	14,752	(254)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	101,866	(1,101)	-	-	101,866	(1,101)
Total Temporarily Impaired Securities	$145,646	$(1,479)	$-	$-	$145,646	$(1,479)

December 31, 2020:	(In Thousands)
U.S. Government agency obligations	$31,369	$(24)	$-	$-	$31,369	$(24)
Total Temporarily Impaired Securities	$31,369	$(24)	$-	$-	$31,369	$(24)

The Company had forty (40) securities in an unrealized loss position at June 30, 2021 and five (5) securities in an unrealized loss position at December 31, 2020. As of June 30, 2021, the Company either has the intent and ability to hold the securities until maturity or market price recovery or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities. None of the individual losses are significant.

Note 5 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.4 million as of June 30, 2021 and $1.3 million at December 31, 2020, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at June 30, 2021 and December 31, 2020.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2021.

Note 6 – Loans and Credit Quality

The Company has presented PPP loans of $42.2 million at June 30, 2021 and $54.3 million at December 31, 2021, respectively, separately from loans receivable on the Consolidated Balance Sheet. As described in Note 3, PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are risk rated as pass. PPP loans are not included in the following composition and credit quality tables.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of loans receivable at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021		December 31, 2020
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$453,147	40.93%	$452,251	41.51%
Commercial construction	10,780	0.97%	12,176	1.12%
Commercial	43,763	3.95%	48,114	4.42%
Residential real estate	598,721	54.09%	576,437	52.90%
Consumer	694	0.06%	640	0.05%
Total loans	1,107,105	100.00%	1,089,618	100.00%
Unearned origination fees	148		291
Allowance for loan losses	(11,160)		(10,570)
Net Loans	$1,096,093		$1,079,339

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2021 and December 31, 2020, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2021	(In Thousands)
Commercial real estate	$451,746	$-	$1,401	$-	$453,147
Commercial construction	10,466	-	314	-	10,780
Commercial	43,763	-	-	-	43,763
Residential real estate	597,086	500	1,135	-	598,721
Consumer	694	-	-	-	694
Total	$1,103,755	$500	$2,850	$-	$1,107,105

December 31, 2020
Commercial real estate	$450,823	$-	$1,428	$-	$452,251
Commercial construction	11,861	-	315	-	12,176
Commercial	48,114	-	-	-	48,114
Residential real estate	575,344	512	581	-	576,437
Consumer	640	-	-	-	640
Total	$1,086,782	$512	$2,324	$-	$1,089,618

At June 30, 2021, the Company had no foreclosed assets and had $259 thousand in recorded investment in two (2) substandard residential real estate mortgage loans collateralized by residential real estate in the process of foreclosure. At December 31, 2020 the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$829	$1,069		$851	$1,091
Commercial construction	314	314		315	315
Commercial	-	-		-	-
Residential real estate	1,497	1,567		944	1,014
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$684	$684	$9	$696	$696	$21
Commercial construction	-	-	-	-	-	-
Commercial	227	227	20	230	230	23
Residential real estate	589	589	121	604	604	125
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,513	$1,753	$9	$1,547	$1,787	$21
Commercial construction	314	314	-	315	315	-
Commercial	227	227	20	230	230	23
Residential real estate	2,086	2,156	121	1,548	1,618	125
Consumer	-	-	-	-	-	-
	$4,140	$4,450	$150	$3,640	$3,950	$169

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$835	$9	$883	$11
Commercial construction	315	2	315	2
Commercial	-	-	-	-
Residential real estate	1,424	17	816	9
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$687	$3	$700	$5
Commercial construction	-	-	-	-
Commercial	228	3	233	3
Residential real estate	593	6	620	6
Consumer	-	-	1	-
Total:
Commercial real estate	$1,522	$12	$1,583	$16
Commercial construction	315	2	315	2
Commercial	228	3	233	3
Residential real estate	2,017	23	1,436	15
Consumer	-	-	1	-
	$4,082	$40	$3,568	$36

	Six Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$840	$24	$1,130	$24
Commercial construction	315	5	315	5
Commercial	-	-	-	-
Residential real estate	1,264	24	721	16
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$690	$10	$467	$11
Commercial construction	-	-	-	-
Commercial	228	5	233	5
Residential real estate	596	11	685	11
Consumer	-	-	1	-
Total:
Commercial real estate	$1,530	$34	$1,597	$35
Commercial construction	315	5	315	5
Commercial	228	5	233	5
Residential real estate	1,860	35	1,406	27
Consumer	-	-	1	-
	$3,933	$79	$3,552	$72

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2021	December 31, 2020

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	839	274
Consumer	-	-
Total	$839	$274

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2021 and December 31, 2020, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2021	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$453,147	$453,147	$-
Commercial construction	-	-	-	-	10,780	10,780	-
Commercial	50	-	-	50	43,713	43,763	-
Residential real estate	54	566	259	879	597,842	598,721	-
Consumer	-	-	-	-	694	694	-
Total	$104	$566	$259	$929	$1,106,176	$1,107,105	$-

December 31, 2020
Commercial real estate	$514	$-	$-	$514	$451,737	$452,251	$-
Commercial construction	-	-	-	-	12,176	12,176	-
Commercial	-	-	-	-	48,114	48,114	-
Residential real estate	336	-	42	378	576,059	576,437	-
Consumer	2	-	-	2	638	640	-
Total	$852	$-	$42	$894	$1,088,724	$1,089,618	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending June 30, 2021
Beginning Balance - March 31, 2021	$4,687	$113	$916	$4,497	$12	$809	$11,034
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	(145)	3	429	89	13	(264)	125
Ending Balance - June 30, 2021	$4,542	$116	$1,345	$4,587	$25	$545	$11,160

Six Months Ending June 30, 2021
Beginning Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570
Charge-offs	-	-	-	-	(2)	-	(2)
Recoveries	-	-	-	2	-	-	2
Provisions	163	(34)	497	100	13	(149)	590
Ending Balance - June 30, 2021	$4,542	$116	$1,345	$4,587	$25	$545	$11,160

Three Months Ending June 30, 2020
Beginning Balance - March 31, 2020	$3,353	$121	$817	$3,627	$18	$430	$8,366
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	221	(8)	(55)	(10)	(2)	504	650
Ending Balance - June 30, 2020	$3,574	$113	$762	$3,618	$16	$934	$9,017

Six Months Ending June 30, 2020
Beginning Balance - December 31, 2019	$3,221	$121	$770	$3,488	$19	$403	$8,022
Charge-offs	-	-	-	-	-	-	-
Recoveries	24	-	-	1	-	-	25
Provisions	329	(8)	(8)	129	(3)	531	970
Ending Balance - June 30, 2020	$3,574	$113	$762	$3,618	$16	$934	$9,017

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2021 and December 31, 2020:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2021
Allowance for Loan Losses
Ending Balance	$4,542	$116	$1,345	$4,587	$25	$545	$11,160
Ending balance: individually evaluated for impairment	$9	$-	$20	$121	$-	$-	$150
Ending balance: collectively evaluated for impairment	$4,533	$116	$1,325	$4,466	$25	$545	$11,010

Loans receivables:
Ending balance	$453,147	$10,780	$43,763	$598,721	$694		$1,107,105
Ending balance: individually evaluated for impairment	$1,513	$314	$227	$2,086	$-		$4,140
Ending balance: collectively evaluated for impairment	$451,634	$10,466	$43,536	$596,635	$694		$1,102,965

December 31, 2020
Allowance for Loan Losses
Ending Balance	$4,379	$150	$848	$4,485	$14	$694	$10,570
Ending balance: individually evaluated for impairment	$21	$-	$23	$125	$-	$-	$169
Ending balance: collectively evaluated for impairment	$4,358	$150	$825	$4,360	$14	$694	$10,401

Loans receivables:
Ending balance	$452,251	$12,176	$48,114	$576,437	$640		$1,089,618
Ending balance: individually evaluated for impairment	$1,547	$315	$230	$1,548	$-		$3,640
Ending balance: collectively evaluated for impairment	$450,704	$11,861	$47,884	$574,889	$640		$1,085,978

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

June 30, 2021	(In Thousands)
Commercial real estate	$1,100	$-	$1,100
Commercial construction	259	-	259
Commercial	227	-	227
Residential real estate	918	14	932
Consumer	-	-	-
	$2,504	$14	$2,518

December 31, 2020
Commercial real estate	$1,125	$-	$1,125
Commercial construction	260	-	260
Commercial	230	-	230
Residential real estate	944	15	959
Consumer	-	-	-
	$2,559	$15	$2,574

As of June 30, 2021, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and six months ended June 30, 2021 and 2020.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and six months ended June 30, 2021 and 2020.

Note 7 – Deposits

The components of deposits at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(In Thousands)

Demand, non-interest bearing	$305,169	$269,996
Demand, NOW and money market, interest bearing	221,307	199,845
Savings	635,156	546,784
Time, $250 and over	71,879	85,272
Time, other	114,865	130,482
Total deposits	$1,348,376	$1,232,379

At June 30, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2021 (remainder of the year)	$71,081
2022	65,418
2023	41,388
2024	6,260
2025	1,269
2026	1,328
$186,744

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At June 30, 2021, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $702.5 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2021 and December 31, 2020. There were $14.7 million in long-term FHLB advances outstanding as of June 30, 2021 and December 31, 2020. All FHLB borrowings are secured by qualifying assets of the Bank.

The components of long-term borrowings with the FHLB were as follows:

	June 30, 2021
	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding
March 2022	0.79%	$10,000
March 2022	0.64%	2,663
March 2022	0.61%	1,988
Total FHLB Outstanding Borrowings		$14,651

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2021 and December 31, 2020. Advances from this line are unsecured.

As described in Note 3, the Bank had no long-term PPPLF borrowings through the Federal Reserve Bank of Philadelphia as of June 30, 2021 and had $50.8 million, at an interest rate of 0.35%, as of December 31, 2020. All PPPLF borrowings were secured by PPP loans.

Note 9 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At June 30, 2021, there were 440,805 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of three years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended June 30, 2021, there have been 199,308 awards granted. There were no awards granted during the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020 there were 12,009 and 32,210 awards granted, respectively. During the three and six months ended June 30, 2021, the Company recognized compensation expense for restricted stock awards of $61 thousand and $307 thousand, respectively. The Company recognized a credit of $3 thousand in compensation expense for restricted stock awards during the three months ended June 30, 2020 and recognized $189 thousand in compensation expense for restricted stock awards during the six months ended June 30, 2020, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three and six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 there was no unrecognized cost remaining for these unexercised options and all outstanding options are fully vested.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 16,781 shares have been issued as of June 30, 2021. The Company recognized discount expense in relation to the ESPP of $1 thousand for the three and six months ended June 30, 2021 and 2020, respectively.

Note 10 – Other Comprehensive Income (Loss)

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) both before tax and net of tax are as follows:

	Three Months Ended June 30,
	2021			2020

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive income:
Unrealized holding gains on securities available for sale	$133	$(28)	$105	$413	$(87)	$326
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(128)	27	(101)
Total other comprehensive income	$133	$(28)	$105	$285	$(60)	$225

	Six Months Ended June 30,
	2021			2020

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(2,413)	$507	$(1,906)	$2,216	$(465)	$1,751
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(24)	5	(19)	(128)	27	(101)
Total other comprehensive (loss) income	$(2,437)	$512	$(1,925)	$2,088	$(438)	$1,650

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the realized gains on securities available for sale, net of tax, are as follows:

	Three Months Ended
	June 30,
	2021	2020

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$-	$(128)
Income taxes	-	27
Net of tax	$-	$(101)

	Six Months Ended
	June 30,
	2021	2020

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(24)	$(128)
Income taxes	5	27
Net of tax	$(19)	$(101)

A summary of the accumulated other comprehensive income net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2021 and 2020	(In Thousands)
Balance March 31, 2021	$907
Other comprehensive income before reclassifications	105
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	105
Balance June 30, 2021	$1,012

Balance March 31, 2020	$2,765
Other comprehensive income before reclassifications	326
Amounts reclassified from accumulated other comprehensive income	(101)
Net other comprehensive income during the period	225
Balance June 30, 2020	$2,990

Six Months Ended June 30, 2021 and 2020
Balance January 1, 2021	$2,937
Other comprehensive loss before reclassifications	(1,906)
Amounts reclassified from accumulated other comprehensive income	(19)
Net other comprehensive loss during the period	(1,925)
Balance June 30, 2021	$1,012

Balance January 1, 2020	$1,340
Other comprehensive income before reclassifications	1,751
Amounts reclassified from accumulated other comprehensive income	(101)
Net other comprehensive income during the period	1,650
Balance June 30, 2020	$2,990

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$4,107	$3,317	$8,151	$5,774

Weighted average shares outstanding	7,513,279	7,471,988	7,522,710	7,457,932
Dilutive effect of potential common shares, stock options	37,363	48,036	37,363	48,036
Diluted weighted average common shares outstanding	7,550,642	7,520,024	7,560,073	7,505,968

Basic earnings per share	$0.55	$0.44	$1.08	$0.77
Diluted earnings per share	$0.54	$0.44	$1.08	$0.77

There were no stock options not considered in computing diluted earnings per common share for the three and six months ended June 30, 2021. Stock options of 4,227 were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2020 because to do so would have been anti-dilutive.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2021 and December 31, 2020, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$30,028	$-	$30,028
Municipal bonds	-	59,442	-	59,442
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	538	-	538
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	130,296	-	130,296
June 30, 2021 Securities available for sale	$-	$220,304	$-	$220,304

U.S. Treasury securities	$-	$9,998	$-	$9,998
U.S. Government agency obligations	-	39,036	-	39,036
Municipal bonds	-	39,376	-	39,376
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	543	-	543
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2020 Securities available for sale	$-	$130,940	$-	$130,940

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

(In Thousands)
June 30, 2021 Impaired loans	$-	$-	$1,350	$1,350
December 31, 2020 Impaired loans	$-	$-	$1,361	$1,361

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2021, of the impaired loans having an aggregate balance of $4.1 million, $2.6 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.5 million in impaired loans, an aggregate valuation allowance of $150 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2021 and December 31, 2020, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2021:
Impaired loans	$1,350	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-15.1%)
		pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-8.5%)
December 31, 2020:
Impaired loans	$1,361	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-15.1%)
		pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-8.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2021 and December 31, 2020:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
June 30, 2021:
Financial assets:
Cash and cash equivalents	$110,151	$110,151	$110,151	$-	$-
Securities available-for-sale	220,304	220,304	-	220,304	-
Loans receivable, net of allowance	1,096,093	1,134,988	-	-	1,134,988
Paycheck Protection Program loans receivable	42,193	42,349	-	-	42,349
Restricted investments in bank stock	1,424	1,424	-	1,424	-
Accrued interest receivable	2,812	2,812	-	2,812	-
Financial liabilities:
Deposits	1,348,376	1,350,398	-	1,350,398	-
Securities sold under agreements to
repurchase and federal funds purchased	15,741	15,741	-	15,741	-
Long-term borrowings	14,651	14,690	-	-	14,690
Accrued interest payable	753	753	-	753	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2020:
Financial assets:
Cash and cash equivalents	$131,907	$131,907	$131,907	$-	$-
Securities available-for-sale	130,940	130,940	-	13,940	-
Loans receivable, net of allowance	1,079,339	1,158,545	-	-	1,158,545
Paycheck Protection Program loans receivable	54,334	54,632		-	54,632
Restricted investments in bank stock	1,330	1,330	-	1,330	-
Accrued interest receivable	3,136	3,136	-	3,136	-
Financial liabilities:
Deposits	1,232,379	1,235,483	-	1,235,483	-
Securities sold under agreements to
repurchase and federal funds purchased	13,612	13,612	-	13,612	-
Long-term borrowings	14,651	14,707	-	-	14,707
Paycheck Protection Program
Liquidity Facility	50,794	50,810		-	50,810
Accrued interest payable	1,640	1,640	-	1,640	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

At June 30, 2021, the Company continued to be in strong financial and operational condition. The Bank’s June 30, 2021 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at June 30, 2021 was 0.29%, the ratio of non-performing loans to total loans not including PPP loans was 0.30% and the ratio of non-performing assets to total assets was 0.22%. Management believes the Company is well prepared for the ongoing economic and social consequences of the COVID-19 global pandemic.

The Company’s assets increased $73.4 million from $1.44 billion at December 31, 2020 to $1.52 billion at June 30, 2021. The increase was due to an increase of $89.4 million in securities available for sale and an increase of $16.8 million in net loans receivable (not including PPP loans); offset by a decrease of $21.8 million in cash and cash equivalents and a decrease of $12.1 million in net PPP loans receivable due to net loan forgiveness. The growth in securities available for sale and net loans receivable was primarily funded by deposits. The decrease in cash and cash equivalents was primarily due to PPPLF borrowings of $50.8 million being paid off in full during the first quarter of 2021 and purchases of available for sale securities, offset in part by an increase in deposits. The Company's deposits grew $116.0 million from $1.23 billion at December 31, 2020 to $1.35 billion at June 30, 2021. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the growth is the increased usage of the Company’s online banking platform, competitive offered rates, the opening of a permanent branch office in Macungie, the continued convenience and efficiency of our branch network and branch personnel, and the injection of federal stimulus money into the economy from PPP funds and consumer stimulus payments. The Company also continues to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch hour adjustments and/or closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Net loans receivable (not including PPP loans) increased by $16.8 million to $1.10 billion at June 30, 2021 from $1.08 billion at December 31, 2020. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended June 30, 2021 was $4.1 million compared to net income for the three months ended June 30, 2020 of $3.3 million, an increase of $790 thousand, or 23.8%. Basic and diluted earnings per share increased to $0.55 and $0.54 for the three months ended June 30, 2021, as compared to $0.44, respectively, for the three months ended June 30, 2020. The difference in net income for the three months ended June 30, 2021 and June 30, 2020 resulted from an increase in net interest income and a decrease in the provision for loan losses; offset by a decrease in non-interest income and an increase in non-interest expenses and income tax expense.

Net income for the six months ended June 30, 2021 was $8.2 million compared to net income for the six months ended June 30, 2020 of $5.8 million, an increase of $2.4 million, or 41.2%. Basic and diluted earnings per share increased to $1.08 for the six months ended June 30, 2021, as compared to $0.77 for the six months ended June 30, 2020. The difference in net income for the six months ended June 30, 2021 and June 30, 2020 resulted from increases in net interest income and non-interest income and a decrease in the provision for loan losses; offset by an increase in non-interest expenses and income tax expense.

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

Total interest income for the three months ended June 30, 2021 increased $672 thousand to $11.6 million, as compared to $10.9 million for the three months ended June 30, 2020. Average earning assets were $1.44 billion for the three months ended June 30, 2021 as compared to $1.24 billion for the three months ended June 30, 2020. The tax equivalent yield on average earning assets was 3.24% for the second quarter of 2021 compared to 3.54% for the second quarter of 2020.

Total interest expense for the three months ended June 30, 2021 decreased $625 thousand to $1.0 million, as compared to $1.6 million for the three months ended June 30, 2020. Average interest bearing liabilities were $1.05 billion for the three months ended June 30, 2021 as compared to $935.4 million for the three months ended June 30, 2020. The yield on average interest bearing liabilities was 0.39% and 0.71% for the second quarter of 2021 and 2020.

Net interest income for the three months ended June 30, 2021 was $10.5 million, compared to $9.2 million for the three months ended June 30, 2020. The improvement in net interest income is, in part, the result of an increase in the interest and fee income from PPP loans and an increase in the balances of taxable loans, taxable and non-taxable investments, and interest bearing deposits with banks. Also contributing to the improvement in net interest income for the three months ended June 30, 2021 was a decrease in the balance and rates of certificates of deposit, a decrease in the rates of interest bearing demand deposits, NOW, money market, savings, securities sold under agreement to repurchase and other borrowings, and no interest expense from PPPLF borrowings due to being paid off in the first quarter of 2021. The improvements were offset, in part, by a decrease in the rates of taxable loans, taxable and non-taxable investments, and interest bearing deposits with banks, an increase in the balance of interest bearing demand deposits, NOW, money markets, savings, and securities sold under agreement to repurchase. The Company’s net interest margin decreased on a US GAAP basis and a non-US GAAP basis. The Company’s net interest margin is 2.93% on a US GAAP basis and 2.95% on a non-US GAAP basis for the three months ended June 30, 2021, as compared to 2.99% on a US GAAP basis and 3.01% on a non-US GAAP basis for the three months ended June 30, 2020.

Total interest income for the six months ended June 30, 2021 increased $1.6 million to $23.4 million, as compared to $21.7 million for the six months ended June 30, 2020. Average earning assets were $1.41 billion for the six months ended June 30, 2021 as compared to $1.19 billion for the six months ended June 30, 2020. The tax equivalent yield on average earning assets was 3.36% for the six months ended June 30, 2021 compared to 3.70% for the six months ended June 30, 2020.

Total interest expense for the six months ended June 30, 2021 decreased $1.6 million to $2.2 million, as compared to $3.7 million for the six months ended June 30, 2020. Average interest bearing liabilities were $1.04 billion for the six months ended June 30, 2021 as compared to $906.3 million for the six months ended June 30, 2020. The yield on average interest bearing liabilities was 0.42% and 0.82% for the six months ended June 30, 2021 and June 30, 2020.

Net interest income for the six months ended June 30, 2021 was $21.2 million compared to $18.0 million for the six months ended June 30, 2020. The improvement in net interest income is primarily the result of an increase in the interest and fee income from PPP loans, a decrease in the balance and rates of certificates of deposit, a decrease in the balance of money markets, a decrease in the rates of interest bearing demand deposits, NOW, money market, savings, securities sold under agreement to repurchase and other borrowings. Also contributing to the improvement in net interest income for the six months ended June 30, 2021 was an increase in the balances of taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks, and a slight decrease in interest expense from PPPLF borrowings. The improvements were offset, in part, by a decrease in the rates of taxable loans, taxable and non-taxable investments, fed funds sold and interest bearing deposits with banks, and an increase in the balance of interest bearing demand deposits, NOW, savings, and securities sold under agreement to repurchase. The Company’s net interest margin decreased slightly on a US GAAP basis and a non-US GAAP basis. The Company’s net interest margin is 3.03% on a US GAAP basis and 3.05% on a non-US GAAP basis for the six months ended June 30, 2021, as compared to 3.05% on a US GAAP basis and 3.07% on a non-US GAAP basis for the six months ended June 30, 2020.

In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 reduced by 150 basis points the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30 year Treasury notes had declined to historic lows. Less than 10% of the Company’s loan portfolio is scheduled to mature or reprice within the next year. As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on Treasury notes, the Company’s future net interest margin and spread may be further reduced. The Company’s net interest margin was also affected by the PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings, which bore an interest rate of 0.35% and were paid off in early February 2021. The net interest margin on a non-US GAAP basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the three and six months ended June 30, 2021 was 2.91% and 2.92%, compared to 3.05% and 3.09% for the three and six months ended June 30, 2020.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2021 and 2020, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2021			2020
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,096,457	$10,159	3.72%	$1,027,175	$10,022	3.92%
Loans - Paycheck Protection Program	43,822	458	4.19%	42,907	238	2.23%
Loans - non-taxable (1)	6,343	49	3.84%	7,080	52	3.74%
Investment securities - taxable	162,181	629	1.56%	78,339	358	1.84%
Investment securities - non-taxable (1)	34,808	238	3.47%	26,177	195	3.79%
Federal funds sold	1,000	-	0.00%	1,000	-	0.00%
Interest bearing deposits with banks	97,557	31	0.13%	60,180	27	0.18%
TOTAL INTEREST EARNING ASSETS	1,442,168	11,564	3.24%	1,242,858	10,892	3.54%
Less allowance for loan losses	(11,077)			(8,549)
Other assets	60,830			53,533
TOTAL ASSETS	$1,491,921			$1,287,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$221,747	$36	0.07%	$192,310	$104	0.22%
Savings	607,945	426	0.28%	455,203	342	0.30%
Certificates of deposit	197,979	532	1.08%	235,981	1,148	1.96%
Securities sold under agreements to repurchase and other borrowings	27,053	29	0.43%	25,036	30	0.48%
Paycheck Protection Program Liquidity
Facility borrowings	-	-	0.00%	26,854	24	0.35%
TOTAL INTEREST BEARING LIABILITIES	1,054,724	1,023	0.39%	935,384	1,648	0.71%

Non-interest bearing demand deposits	301,314			228,310
Other liabilities	19,043			19,095
Stockholders' equity	116,840			105,053
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,491,921			$1,287,842

Net interest income		$10,541			$9,244
Tax equivalent adjustments
Loans		13			14
Investments		63			52
Total tax equivalent adjustments		76			66
Net interest income on a tax equivalent basis		$10,617			$9,310
Net interest spread (US GAAP basis)			2.83%			2.82%
Net interest margin (US GAAP basis)			2.93%			2.99%
Net interest spread (non-US GAAP basis) (3)			2.85%			2.83%
Net interest margin (non-US GAAP basis) (3)			2.95%			3.01%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2021 and 2020, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2021 and 2020, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2021			2020

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,094,250	$20,239	3.73%	$1,021,676	$20,154	3.97%
Loans - Paycheck Protection Program	47,625	1,558	6.60%	21,454	238	2.23%
Loans - non-taxable (1)	6,373	97	3.88%	7,223	110	3.88%
Investment securities - taxable	134,150	955	1.44%	70,994	735	2.08%
Investment securities - non-taxable (1)	32,421	444	3.50%	25,663	407	4.04%
Federal funds sold	1,000	-	0.04%	766	1	0.38%
Interest bearing deposits with banks	96,257	60	0.13%	40,214	102	0.51%
TOTAL INTEREST EARNING ASSETS	1,412,076	23,353	3.36%	1,187,990	21,747	3.70%
Less allowance for loan losses	(10,905)			(8,314)
Other assets	60,254			52,156
TOTAL ASSETS	$1,461,425			$1,231,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$212,624	$69	0.07%	$187,090	$365	0.39%
Savings	586,996	821	0.28%	440,857	786	0.36%
Certificates of deposit	204,259	1,197	1.18%	240,799	2,438	2.04%
Securities sold under agreements to repurchase and other borrowings	27,224	58	0.43%	24,128	99	0.83%
Paycheck Protection Program Liquidity
Facility borrowings	8,583	15	0.35%	13,427	24	0.35%
TOTAL INTEREST BEARING LIABILITIES	1,039,686	2,160	0.42%	906,301	3,712	0.82%

Non-interest bearing demand deposits	286,899			203,301
Other liabilities	19,116			19,039
Stockholders' equity	115,724			103,191
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,461,425			$1,231,832

Net interest income		$21,193			$18,035
Tax equivalent adjustments
Loans		26			29
Investments		118			108
Total tax equivalent adjustments		144			137
Net interest income on a tax equivalent basis		$21,337			$18,172
Net interest spread (US GAAP basis)			2.92%			2.86%
Net interest margin (US GAAP basis)			3.03%			3.05%
Net interest spread (non-US GAAP basis) (3)			2.94%			2.88%
Net interest margin (non-US GAAP basis) (3)			3.05%			3.07%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2021 and 2020, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2021 and 2020, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended				Six Months Ended
	June 30, 2021				June 30, 2021
	compared to June 30, 2020				compared to June 30, 2020
	(In Thousands)
		Due to change in:				Due to change in:
	Total			# of	Total			# of
	Change	Volume	Rate	Days	Change	Volume	Rate	Days

Interest-earning assets:
Loans - taxable	$137	$676	$(567)	$28	$85	$1,431	$(1,290)	$(56)
Loans - Paycheck Protection Program	220	5	214	1	1,320	290	1,034	(4)
Loans - non-taxable	(3)	(5)	1	1	(13)	(13)	-	-
Investment securities - taxable	271	383	(114)	2	220	654	(431)	(3)
Investment securities - non-taxable	43	64	(21)	-	37	108	(70)	(1)
Federal funds sold	-	-	-	-	(1)	-	(1)	-
Interest bearing deposits with banks	4	17	(13)	-	(42)	142	(184)	-
Total net change in income on
interest-earning assets	672	1,140	(500)	32	1,606	2,612	(942)	(64)

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	(68)	16	(84)	-	(296)	50	(346)	-
Savings	84	115	(32)	1	35	260	(223)	(2)
Certificates of deposit	(616)	(185)	(433)	2	(1,241)	(370)	(868)	(3)
Total deposits	(600)	(54)	(549)	3	(1,502)	(60)	(1,437)	(5)
Securities sold under agreements to
repurchase and other borrowings	(1)	2	(3)	-	(41)	13	(54)	-
Paycheck Protection Program
Liquidity Facility borrowings	(24)	(24)	-	-	(9)	(8)	-	(1)
Total net change in expense on
interest-bearing liabilities	(625)	(76)	(552)	3	(1,552)	(55)	(1,491)	(6)
Change in net interest income	$1,297	$1,216	$52	$29	$3,158	$2,667	$549	$(58)

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

For the three months ended June 30, 2021, the provision for loan losses was $125 thousand, as compared to $650 thousand for the same period ended June 30, 2020. In the three months ended June 30, 2021 and June 30, 2020, there were no charge-offs and $1 thousand in recoveries. For the six months ended June 30, 2021, the provision for loan losses was $590 thousand, as compared to $970 thousand for the same period ended June 30, 2020. In the six months ended June 30, 2021, there were $2 thousand in charge-offs and $2 thousand in recoveries, as compared to no charge-offs and $25 thousand in recoveries for the six months ended June 30, 2020. The provision for loan losses is a function of the allowance for loan loss methodology that the Company uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. During 2020 and the during the six months ending June 30, 2021, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic. See further discussion following in the “Credit Risk and Loan Quality” section of the Company’s considerations of its June 30, 2021 allowance for loan loss levels. The allowance for loan losses is $11.2 million as of June 30, 2021, which is 0.97% of total loans receivable and 1.01% of loans receivable not including PPP loans, compared to $9.0 million or 0.82% of total loans receivable and 0.87% of loans receivable not including PPP loans as of June 30, 2020. At December 31, 2020, the allowance for loan losses was $10.6 million, which represented 0.92% of total loans receivable and 0.97% of loans receivable not including PPP loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loans receivable (not including PPP loans) portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In Thousands)
Loans receivable at end of period	$1,107,105	$1,037,832	$1,107,105	$1,037,832
Allowance for loan losses:
Balance, beginning	$11,034	$8,366	$10,570	$8,022
Provision for loan losses	125	650	590	970
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	(2)	-
Total loans charged off	-	-	(2)	-
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	24
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	1	1	2	1
Consumer	-	-	-	-
Total recoveries	1	1	2	25
Net charge offs	1	1	-	25
Balance at end of period	$11,160	$9,017	$11,160	$9,017
Allowance for loan losses to loans receivable at end of period	1.01%	0.87%	1.01%	0.87%

Non-interest Income

Total non-interest income was $621 thousand for the three months ended June 30, 2021 compared to $766 thousand for the same period in 2020. The decrease is, in part, attributable to a decrease in bank owned life insurance income of $129 thousand. The decrease in the bank owned life insurance income was driven by the effect market conditions had on underlying life insurance assets, particularly the separate account life insurance assets, offset by income on the $4.0 million of additional bank owned life insurance purchased during the fourth quarter of 2020. The decrease is also due to gain on sale of securities of $128 thousand and gain on the sale of loans of $59 thousand for the three months ended June 30, 2020, compared to no sale of securities and sale of loans for the three months ended June 30, 2021. The decrease was offset by an increase in merchant and credit card processing fees of $38 thousand and an increase in debit card interchange fees of $83 thousand, in part, due to less activity in the second quarter of 2020 from the COVID-19 pandemic and an expanding customer base. There was also an increase of $50 thousand in other service fees, primarily due to the Company waiving overdraft fees during part of the second quarter of 2020 due to the COVID-19 pandemic and an expanding customer base.

Total non-interest income was $1.2 million for the six months ended June 30, 2021 compared to $1.1 million for the same period in 2020. The increase is attributable to an increase in merchant and credit card processing fees of $30 thousand and an increase in debit card interchange fees of $135 thousand, in part, due to less activity in the second quarter of 2020 from the COVID-19 pandemic and an expanding customer base. There was also an increase of $39 thousand in other service fees, in part, due to the Company waiving overdraft fees during part of the second quarter of 2020 due to the COVID-19 pandemic, wire fees, and an expanding customer base and an increase in bank owned life insurance income of $46 thousand. The increase in the bank owned life insurance income was driven by the effect market conditions had on underlying life insurance assets and additional income from the purchase of $4.0 million in bank owned life insurance during the fourth quarter of 2020. These increases were offset by a decrease of $104 thousand in gain on the sale of securities and a decrease of $59 thousand on the gain on sale of loans.

Non-interest Expense

Non-interest expenses increased $652 thousand from $5.3 million for the three months ended June 30, 2020 to $6.0 million for the three months ended June 30, 2021. The increase in non-interest expenses is attributable to an increase of $285 thousand in salaries and employee benefits, in part, due to annual increases in salaries and benefits, increase in stock grant expense, and a decrease in deferred compensation costs primarily associated with less PPP loan originations. Additional increases in non-interest expenses are attributable to an increase of $105 thousand in occupancy and equipment due in part to the opening of the Macungie permanent branch and rent associated with the Company’s new branch office, expected to open in the third quarter of 2021, at 2002 West Liberty Street in Allentown, Pennsylvania, along with an increase in building repair and maintenance, an increase of $109 thousand in data processing due primarily to e-commerce, the expanding customer base, and fees associated with PPP loan forgiveness, an increase of $43 thousand in FDIC insurance, an increase of $46 thousand in loan in real estate, and a $71 thousand increase in other expenses due, in part, to an increase in operating expenses and bank shares tax. These increases in non-interest expenses were offset, in part, by a decrease of $29 thousand in advertising and promotions due to website and social media expense, less promotions, and less public relations expense.

Non-interest expenses increased $605 thousand from $11.0 million for the six months ended June 30, 2020 to $11.6 million for the six months ended June 30, 2021. The increase in non-interest expenses is attributable to an increase of $330 thousand in salaries and employee benefits, in part, due to annual increases in salaries and benefits, increase in health insurance cost, and increase in stock grant expense; offset by an increase in deferred compensation costs primarily associated with PPP loan originations. Additional increases in non-interest expenses are attributable to an increase of $166 thousand in occupancy and equipment due in part to the opening of the Macungie permanent branch and rent associated with the Company’s new branch office, expected to open in the third quarter of 2021, at 2002 West Liberty Street in Allentown, Pennsylvania, along with an increase in building repair and maintenance, an increase of $139 thousand in data processing due primarily to e-commerce, the expanding customer base, and fees associated with PPP loan forgiveness, an increase of $115 thousand in FDIC insurance due, in part, to FDIC credits applied in the first quarter of 2020, an increase of $53 thousand in loan in real estate, and a $70 thousand increase in other expenses due, in part, to an increase in operating expenses and bank shares tax. These increases in non-interest expenses were offset, in part, by a decrease of $139 thousand in advertising and promotions from shifts in marketing strategies and less website and social media expense, less promotions, and less public relations expense and a decrease of $81 thousand in charitable contributions due to EITC contributions in 2020, not yet contributed in 2021.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2021 totaled $980 thousand, or 19.3% of income before taxes, compared to income taxes for the three months ended June 30, 2020 totaling $745 thousand, or 18.3% of income before taxes. The increase in the tax rate is, in part, the result of change in the mix of taxable and tax free loans and investments and the decrease in income on bank owned life insurance. The provision for income taxes for the six months ended June 30, 2021 totaled $2.0 million, or 19.5% of income before taxes, compared to income taxes for the six months ended June 30, 2020 totaling $1.3 million, or 18.7% of income before taxes. The increase in the tax rate is, in part, the result of change in the mix of taxable and tax free loans and investments; offset by the increase in income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, and government agency bonds. The Company holds no high-risk securities or derivatives as of June 30, 2021. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2021 were $220.3 million compared to $130.9 million at December 31, 2020. The increase in the investment portfolio resulted from the purchase of seventeen (17) mortgage-backed securities, nineteen (19) tax-free municipal bonds, and eight (8) taxable municipal bonds totaling $125.6 million; offset by principal pay downs on mortgage-backed securities, calls of two (2) non-taxable municipal bonds, the maturity of four (4) government agency bonds, and maturity of one (1) Treasury security totaling $30.3 million, the sale of two (2) mortgage backed securities totaling $3.3 million, including a realized gain of $24 thousand, and a decrease in unrealized gains of $2.4 million. The carrying value of the securities portfolio as of June 30, 2021 includes a net unrealized gain of $1.3 million, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.7 million at December 31, 2020. The current unrealized gain position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (not including PPP loans) at June 30, 2021 increased $16.8 million to $1.10 billion from $1.08 billion at December 31, 2020. The gross loan-to-deposit ratio (not including PPP loans) decreased from 88% at December 31, 2020 to 82% at June 30, 2021. The Company’s loan portfolio at June 30, 2021 was comprised of residential real estate and consumer loans of $599.4 million, an increase of $22.3 million from December 31, 2020, and commercial loans of $507.7 million, a decrease of $4.9 million from December 31, 2020. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. As described in Note 3 to the consolidated financial statements, the Company is participating in the SBA PPP program to support the needs of its small business clients. PPP loans receivable at June 30, 2021 and December 31, 2020 was $42.2 million and $54.3 million, respectively. Including PPP loans receivable, the gross loan-to-deposit ratio was 85% and 93% at June 30, 2021 and December 31, 2020.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were done in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company will not be categorizing these modifications as troubled debt restructurings. As of June 30, 2021, two hundred twenty-two (222) loans totaling $133.2 million, for which the payment accommodation period has ended, have resumed payments under their original contractual terms and one (1) residential real estate loan totaling $418 thousand that, after its payment accommodation period ended in late March 2021, was taken to non-accrual and downgraded to substandard. No loss is anticipated on the loan. Between July 1, 2021 and July 31, 2021 there were no new Section 4013 modifications made.

Credit Risk and Loan Quality

The Company’s allowance for loan losses increased $590 thousand to $11.2 million at June 30, 2021 compared to $10.6 million at December 31, 2020. At June 30, 2021 and December 31, 2020, the allowance for loan losses represented 1.01% and 0.97%, respectively, of total loans receivable (not including PPP loans which are guaranteed by the SBA). During 2020, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of non-PPP loans. During the six months ending June 30, 2021, the Company again adjusted the other external factor methodology, leading to a further increase in the allowance for loan losses as a percentage of non-PPP loans. In determining its allowance for loan loss level at June 30, 2021, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. All loans that have the CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. The Company’s nonperforming loans to total loans receivable (not including PPP loans) was 0.30% at June 30, 2021, up slightly from 0.27% at June 30, 2020 and 0.26% at December 31, 2020. In the three months ended June 30, 2021 and June 30, 2020, there were no charge-offs and $1 thousand in recoveries. In the six months ended June 30, 2021, there were $2 thousand in charge-offs and $2 thousand in recoveries, as compared to no charge-offs and $25 thousand in recoveries for the six months ended June 30, 2020. At June 30, 2021, approximately 96% of the Company’s loan portfolio is collateralized by real estate. Less than 6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Company has no direct international exposure. The Company was not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard in 2020, as this guidance will not be effective for the Company until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for loan losses as new information becomes available.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three and six months ended June 30, 2021.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2021	2020	2020

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	839	274	242
Restructured loans, accruing interest and less than 90 days past due	2,504	2,559	2,597
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	3,343	2,833	2,839
Foreclosed assets	-	-	-
Total nonperforming assets	$3,343	$2,833	$2,839
Nonperforming loans to total loans (not including PPP loans)	0.30%	0.26%	0.27%
Nonperforming assets to total assets	0.22%	0.20%	0.21%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $1 thousand from December 31, 2020 to June 30, 2021. This decrease is due to depreciation on existing premises and equipment, offset by purchases.

Deposits

Total deposits at June 30, 2021 increased $116.0 million to $1.35 billion from $1.23 billion at December 31, 2020. The increase in the Company’s deposits was due to an increase of $56.6 million in demand, NOW and money market deposits and a $88.4 million increase in savings deposits; offset by a decrease of $29.0 million in time deposits. The growth in total deposits was due to organic growth of new and existing customers and the injection of federal stimulus money into the economy from PPP funds and consumer stimulus payments. The shift out of time deposits was primarily due to promotions rolling off into lower yielding deposits due to the current rate environment. The funds were primarily used to fund new loan growth, purchase securities, and to pay off PPPLF borrowings.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $110.2 million at June 30, 2021, compared to $131.9 million at December 31, 2020.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At June 30, 2021, the Company had $220.3 million of available for sale securities. Securities with carrying values of approximately $118.9 million and $98.7 million at June 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At June 30, 2021, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $702.5 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2021 and December 31, 2020. There were $14.7 million in long-term FHLB advances outstanding as of June 30, 2021 and December 31, 2020. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2021 and December 31, 2020. Advances from this line are unsecured.

As described in Note 3, the Bank had long-term PPPLF borrowings, term funding to depository institutions that originate loans to small businesses under the PPP, through the Federal Reserve Bank of Philadelphia of $50.8 million as of December 31, 2020. These borrowings were repaid in full in February 2021. All PPPLF borrowings were secured by PPP loans. PPP loans that were pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $154.2 million and $135.4 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had letters of credit outstanding of $6.9 million and $5.4 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs. Management will continue to evaluate the Company’s liquidity position for changes caused by the COVID-19 pandemic.

Capital Resources and Adequacy

Total stockholders’ equity was $115.9 million as of June 30, 2021, representing a net increase of $3.7 million from December 31, 2020. The increase in capital was primarily the result of the net income of $8.2 million and an increase in surplus of $320 thousand due to stock grants and employee stock purchases with compensation expense, offset by dividends declared of $2.3 million, a decrease of $1.9 million in unrealized gains on available for sale securities and treasury stock purchases of $600 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined in the regulations). As of June 30, 2021, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2021	December 31, 2020

	(Dollars In Thousands)
Tier I, common stockholders' equity	$114,779	$109,013
Tier II, allowable portion of allowance for loan losses	11,160	10,570
Total capital	$125,939	$119,583

Common equity tier 1 capital ratio	12.0%	11.9%
Tier I risk based capital ratio	12.0%	11.9%
Total risk based capital ratio	13.2%	13.1%
Tier I leverage ratio	7.7%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2021	December 31, 2020

	(Dollars In Thousands)
Tier I, common stockholders' equity	$114,869	$109,237
Tier II, allowable portion of allowance for loan losses	11,160	10,570
Total capital	$126,029	$119,807

Common equity tier 1 capital ratio	12.0%	12.0%
Tier I risk based capital ratio	12.0%	12.0%
Total risk based capital ratio	13.2%	13.1%
Tier I leverage ratio	7.7%	8.1%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at June 30, 2021. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-3.4%
Down 200 basis points	-6.7%

Up 100 basis points	3.0%
Up 200 basis points	5.9%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2021, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2020 Form 10-K and subsequent filings with the SEC. There are no material changes from such risk factors. Such risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number of shares of common stock repurchased by the Company, and the average paid for such shares, during the second quarter of 2021. The Company has not adopted or publicly announced any purchase plan or program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2021	N/A	N/A	N/A	N/A
May 1 - 31, 2021	9,400	$19.60	N/A	N/A
June 1 - 30, 2021	N/A	N/A	N/A	N/A

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 9, 2021	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 9, 2021	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer