Form 10-Q
period 2021-09-30
Embassy Bancorp, Inc.
filed 2021-11-12
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 5, 2021	($1.00 Par Value)	7,508,966
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	September 30,	December 31,
ASSETS	2021	2020

	(In Thousands, Except Share Data)
Cash and due from banks	$16,973	$14,528
Interest bearing demand deposits with banks	112,752	116,379
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	130,725	131,907
Securities available for sale	264,199	130,940
Restricted investment in bank stock	1,424	1,330
Loans receivable, net of allowance for loan losses of $11,308 in 2021; $10,570 in 2020	1,106,996	1,079,339
Paycheck Protection Program loans receivable	16,214	54,334
Premises and equipment, net of accumulated depreciation	3,887	3,346
Bank owned life insurance	25,608	25,189
Accrued interest receivable	2,752	3,136
Other assets	14,315	12,509
Total Assets	$1,566,120	$1,442,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$310,938	$269,996
Interest bearing	1,089,752	962,383
Total Deposits	1,400,690	1,232,379
Securities sold under agreements to repurchase	12,789	13,612
Long-term borrowings	14,651	14,651
Paycheck Protection Program Liquidity Facility borrowings	-	50,794
Accrued interest payable	665	1,640
Other liabilities	18,035	16,780
Total Liabilities	1,446,830	1,329,856
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2021 issued 7,651,615 shares; outstanding 7,508,966 shares;
2020 issued 7,637,216 shares; outstanding 7,528,967 shares;	7,652	7,637
Surplus	26,802	26,405
Retained earnings	87,298	76,960
Accumulated other comprehensive (loss) income	(97)	2,937
Treasury stock, at cost: 142,649 and 108,249 shares at September 30, 2021 and
December 31, 2020, respectively	(2,365)	(1,765)
Total Stockholders' Equity	119,290	112,174
Total Liabilities and Stockholders' Equity	$1,566,120	$1,442,030

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$10,264	$10,196	$30,600	$30,460
Paycheck Protection Program loans, including fees	867	420	2,425	658
Securities, taxable	822	339	1,777	1,074
Securities, non-taxable	270	210	714	617
Short-term investments, including federal funds sold	41	26	101	129
Total Interest Income	12,264	11,191	35,617	32,938
INTEREST EXPENSE
Deposits	908	1,350	2,995	4,939
Securities sold under agreements to repurchase and federal
funds purchased	2	2	6	15
Short-term borrowings	-	-	-	51
Long-term borrowings	28	28	82	63
Paycheck Protection Program Liquidity Facility borrowings	-	54	15	78
Total Interest Expense	938	1,434	3,098	5,146
Net Interest Income	11,326	9,757	32,519	27,792
PROVISION FOR LOAN LOSSES	150	700	740	1,670
Net Interest Income after Provision for Loan Losses	11,176	9,057	31,779	26,122
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	84	47	234	167
Debit card interchange fees	222	182	635	460
Other service fees	126	116	349	300
Bank owned life insurance	76	257	419	554
Gain on sale of securities	-	-	24	128
Gain on sale of loans	-	-	-	59
Total Other Non-Interest Income	508	602	1,661	1,668
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,042	2,726	8,880	8,234
Occupancy and equipment	911	821	2,730	2,474
Data processing	773	654	2,171	1,913
Merchant and credit card processing	1	5	5	48
Advertising and promotion	284	261	715	831
Professional fees	191	192	628	638
FDIC insurance	147	119	410	267
Loan & real estate	58	73	230	192
Charitable contributions	279	194	670	666
Other	465	402	1,347	1,214
Total Other Non-Interest Expenses	6,151	5,447	17,786	16,477

Income Before Income Taxes	5,533	4,212	15,654	11,313
INCOME TAX EXPENSE	1,093	788	3,063	2,115
Net Income	$4,440	$3,424	$12,591	$9,198

BASIC EARNINGS PER SHARE	$0.59	$0.46	$1.67	$1.23

DILUTED EARNINGS PER SHARE	$0.59	$0.46	$1.67	$1.22

DIVIDENDS PER SHARE	$-	$-	$0.30	$0.22

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2021		2020

	(In Thousands)
Net Income		$4,440		$3,424
Change in Accumulated Other Comprehensive (Loss) Income:
Unrealized holding loss on securities available for sale	(1,404)		(48)
Less: reclassification adjustment for realized gains	-		-
	(1,404)		(48)
Income tax effect	295		10
Net unrealized loss	(1,109)		(38)
Other comprehensive loss, net of tax		(1,109)		(38)
Comprehensive Income		$3,331		$3,386

	Nine Months Ended September 30,
	2021		2020

	(In Thousands)

Net Income		$12,591		$9,198
Change in Accumulated Other Comprehensive (Loss) Income:
Unrealized holding (loss) gain on securities available for sale	(3,817)		2,168
Less: reclassification adjustment for realized gains	(24)		(128)
	(3,841)		2,040
Income tax effect	807		(428)
Net unrealized (loss) gain	(3,034)		1,612
Other comprehensive (loss) income, net of tax		(3,034)		1,612
Comprehensive Income		$9,557		$10,810

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174
Net income	-	-	4,044	-	-	4,044
Other comprehensive loss, net of tax	-	-	-	(2,030)	-	(2,030)
Common stock grants to directors, 12,009 shares	12	174	-	-	-	186
Compensation expense recognized on stock
grants, net of unearned compensation expense
of $698	-	60	-	-	-	60
Shares issued under employee stock purchase
plan, 807 shares	1	12	-	-	-	13
Purchase of treasury stock, 25,000 shares at $16.65 per share	-	-	-	-	(416)	(416)
BALANCE - MARCH 31, 2021	$7,650	$26,651	$81,004	$907	$(2,181)	$114,031

Net income	-	-	4,107	-	-	4,107
Other comprehensive income, net of tax	-	-	-	105	-	105
Dividend declared, $0.30 per share	-	-	(2,253)	-	-	(2,253)
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $637	-	61	-	-	-	61
Shares issued under employee stock purchase
plan, 713 shares	1	13	-	-	-	14
Purchase of treasury stock, 9,400 shares at $19.60 per share	-	-	-	-	(184)	(184)
BALANCE - JUNE 30, 2021	$7,651	$26,725	$82,858	$1,012	$(2,365)	$115,881

Net income	-	-	4,440	-	-	4,440
Other comprehensive loss, net of tax	-	-	-	(1,109)	-	(1,109)
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $576	-	61	-	-	-	61
Shares issued under employee stock purchase
plan, 870 shares	1	16	-	-	-	17
BALANCE - SEPTEMBER 30, 2021	$7,652	$26,802	$87,298	$(97)	$(2,365)	$119,290

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2019	$7,544	$25,937	$65,794	$1,340	$(1,000)	$99,615
Net income	-	-	2,457	-	-	2,457
Other comprehensive income, net of tax	-	-	-	1,425	-	1,425
Common stock grants to directors, 12,757 shares	13	135	-	-	-	148
Common stock grants to officers, 19,453 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $639	19	25	-	-	-	44
Shares issued under employee stock purchase
plan, 1,289 shares	1	13	-	-	-	14
Purchase of treasury stock, 40,000 shares at $18.00 per share	-	-	-	-	(720)	(720)
BALANCE - MARCH 31, 2020	$7,577	$26,110	$68,251	$2,765	$(1,720)	$102,983

Net income	-	-	3,317	-	-	3,317
Other comprehensive income, net of tax	-	-	-	225	-	225
Dividend declared, $0.22 per share	-	-	(1,644)	-	-	(1,644)
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $641	-	(3)	-	-	-	(3)
Shares issued under employee stock purchase
plan, 1,038 shares	1	12	-	-	-	13
BALANCE - JUNE 30, 2020	$7,578	$26,119	$69,924	$2,990	$(1,720)	$104,891

Net income	-	-	3,424	-	-	3,424
Other comprehensive loss, net of tax	-	-	-	(38)	-	(38)
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $600	-	41	-	-	-	41
Shares issued under employee stock purchase
plan, 1,607 shares	2	18	-	-	-	20
BALANCE - SEPTEMBER 30, 2020	$7,580	$26,178	$73,348	$2,952	$(1,720)	$108,338

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,591	$9,198
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	740	1,670
Amortization of deferred loan costs	111	208
Accretion of deferred Paycheck Protection Program loan fees	(2,097)	(372)
Depreciation	620	567
Net amortization of investment security premiums and discounts	126	341
Stock compensation expense	368	230
Income on bank owned life insurance	(419)	(554)
Realized gain on sale of securities available for sale	(24)	(128)
Loans originated for sale	-	(689)
Proceeds from sale of loans	-	748
Net realized gain on sale of loans	-	(59)
Decrease (increase) in accrued interest receivable	384	(1,188)
Decrease in other assets	230	762
Decrease in accrued interest payable	(975)	(1,611)
Increase in other liabilities	26	674
Net Cash Provided by Operating Activities	11,681	9,797
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(179,901)	(83,121)
Maturities, calls and principal repayments of securities available for sale	39,366	50,873
Proceeds from sales of securities available for sale	3,333	4,023
Net increase in loans	(28,508)	(44,646)
Net decrease (increase) in Paycheck Protection Program loans	40,217	(66,648)
Net (purchase) redemption of restricted investment in bank stock	(94)	148
Purchases of premises and equipment	(1,161)	(1,474)
Net Cash Used in Investing Activities	(126,748)	(140,845)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	168,311	117,482
Net (decrease) increase in securities sold under agreements to repurchase	(823)	3,973
Proceeds from employee stock purchase plan	44	47
Decrease in short-term borrowed funds	-	(18,067)
Proceeds from long-term borrowed funds	-	14,651
Proceeds from Paycheck Protection Program Liquidity Facility borrowed funds	-	62,039
Repayment of Paycheck Protection Program Liquidity Facility borrowed funds	(50,794)	-
Purchase of treasury stock	(600)	(720)
Dividends paid	(2,253)	(1,644)
Net Cash Provided by Financing Activities	113,885	177,761
Net (Decrease) Increase in Cash and Cash Equivalents	(1,182)	46,713
CASH AND CASH EQUIVALENTS - BEGINNING	131,907	39,986
CASH AND CASH EQUIVALENTS - ENDING	$130,725	$86,699

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,073	$6,757

Income taxes paid	$3,329	$2,242

Non-cash Investing and Financing Activities:

Right of use assets obtained in exchange for new operating lease liabilities	$1,229	$181
Unsettled trades to purchase securities	$-	$(765)

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company provided certain borrowers affected in a variety of ways by COVID-19 with payment accommodations that facilitate their ability to work through the immediate impact of the virus. Payment accommodations were in the form of short-term principal and/or interest deferrals. These payment accommodations were made in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Section 4013 of the CARES Act, enacted on March 27, 2020, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020, subsequently extended until December 31, 2021, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates, the Company may elect to suspend US GAAP for loan modifications related to the pandemic which would otherwise be categorized as troubled debt restructurings and suspend any determination of a loan modified as a result of the effects of the pandemic as being a troubled debt restructuring, including impairment for accounting purposes. Interest income is continuing to be recognized during the accommodation period.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents COVID-19 CARES Act Section 4013 loans based on loan type, payment accommodation status, and amount at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Number of Loans - Payment Accommodation Period Ended	Number of Loans - Payment Accommodation Period Active	Total Number of Loans	Loan Amount - Payment Accommodation Period Ended	Loan Amount - Payment Accommodation Period Active	Total Loan Amount
	(Dollars In Thousands)
Commercial real estate	117	-	117	$102,950	$-	$102,950
Commercial	31	-	31	4,308	-	4,308
Residential real estate	53	-	53	11,278	-	11,278
Consumer	2	-	2	25	-	25
Total	203	-	203	$118,561	$-	$118,561

	December 31, 2020
	Number of Loans - Payment Accommodation Period Ended	Number of Loans - Payment Accommodation Period Active	Total Number of Loans	Loan Amount - Payment Accommodation Period Ended	Loan Amount - Payment Accommodation Period Active	Total Loan Amount
	(Dollars In Thousands)
Commercial real estate	130	7	137	$112,016	$16,830	$128,846
Commercial	43	1	44	7,445	752	8,197
Residential real estate	68	4	72	13,517	717	14,234
Consumer	2	-	2	31	-	31
Total	243	12	255	$133,009	$18,299	$151,308

Included in the September 30, 2021 totals above are two hundred two (202) loans totaling $118.1 million in which the payment accommodation period has ended and the loan payments have resumed under their original contractual terms. Also included in the September 30, 2021 totals above is one (1) residential real estate loan totaling $415 thousand that, after its payment accommodation period ended in late March 2021, was taken to non-accrual and downgraded to substandard. No loss is anticipated on the loan. Between October 1, 2021 and October 31, 2021 there were no new Section 4013 modifications made.

The Company participates in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) under the CARES Act and subsequent 2021 Consolidated Appropriations Act (“CAA”). As of September 30, 2021, the Company had a total of one hundred twenty-two (122) PPP loans outstanding with a receivable balance of $16.2 million, net of $457 thousand of unearned origination fees and costs. At December 31, 2020, the Company had a total of four hundred seventy (470) PPP loans outstanding with a receivable balance of $54.3 million, net of $1.2 million of unearned origination fees and costs. From January 1, 2021 to September 30, 2021, the Company originated three hundred thirty-three (333) new PPP loans with a balance of $31.6 million, net of $1.4 million of unearned origination fees and costs. From January 1, 2021 to September 30, 2021, the Company received forgiveness payments from the SBA on PPP loan principal balances of $71.3 million. From October 1, 2021 to October 31, 2021 the Company received forgiveness payments from the SBA on PPP loan principal balances of $2.3 million.

These PPP loans are 100% guaranteed by the SBA, have a two year or up to five year maturity and an interest rate of 1% throughout the term of the loan, with payments deferred until forgiveness proceeds are received from the SBA or ten months after the end of the covered period. The SBA may forgive the PPP loans if certain conditions are met by the borrower, including using at least 60% of the proceeds for payroll costs. The SBA also provided the Company with a processing fee for each loan, with the amount of such fee pre-determined by the SBA dependent upon the size of each loan. As of September 30, 2021 and December 31, 2020, the Company has net deferred PPP loan fees and costs of $457 thousand and $1.2 million, respectively, which will be recognized through interest income over the life of the related PPP loans. In accordance with the 100% SBA guarantee and the Company’s opinion that the

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

majority of the PPP loans will be forgiven, the Company has determined that no allowance for loan losses is required on the PPP loans. All PPP loans have a pass rating and none are past due under their contractual terms.

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

The Company’s allowance for loan losses increased $738 thousand to $11.3 million at September 30, 2021 compared to $10.6 million at December 31, 2020. At September 30, 2021 and December 31, 2020, the allowance for loan losses represented 1.00% and 0.92% of total loans receivable and 1.01% and 0.97%, respectively, of total loans receivable not including PPP loans, which are guaranteed by the SBA. During 2021 and 2020, the Company adjusted certain qualitative factors to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of non-PPP loans. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses.

Note 4 – Securities Available For Sale

At September 30, 2021 and December 31, 2020, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2021:
U.S. Government agency obligations	$29,149	$-	$(88)	$29,061
Municipal bonds	58,409	1,515	(508)	59,416
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	21	-	532
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	176,253	1,126	(2,189)	175,190
Total	$264,322	$2,662	$(2,785)	$264,199

December 31, 2020:
U.S. Treasury securities	$9,998	$-	$-	$9,998
U.S. Government agency obligations	39,059	1	(24)	39,036
Municipal bonds	37,409	1,967	-	39,376
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	31	-	543
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	40,244	1,743	-	41,987
Total	$127,222	$3,742	$(24)	$130,940

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities as of September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$1,050	$1,051
Due after one year through five years	30,063	29,981
Due after five years through ten years	8,353	8,701
Due after ten years	48,092	48,744
	87,558	88,477
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	532
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	176,253	175,190
Total	$264,322	$264,199

Gross gains of $24 thousand and $128 thousand were realized on sales of securities for the nine months ended September 30, 2021 and September 30, 2020, respectively. There were no sales of securities for the three months ended September 30, 2021 and September 30, 2020 and no gross losses on the sales of securities for the three months and nine months ended September 30, 2021 and September 30, 2020.

Securities with a carrying value of $116.1 million and $98.7 million at September 30, 2021 and December 31, 2020, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2021:	(In Thousands)
U.S. Government agency obligations	$29,061	$(88)	$-	$-	$29,061	$(88)
Municipal bonds	19,872	(508)	-	-	19,872	(508)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	150,249	(2,189)	-	-	150,249	(2,189)
Total Temporarily Impaired Securities	$199,182	$(2,785)	$-	$-	$199,182	$(2,785)

December 31, 2020:
U.S. Government agency obligations	$31,369	$(24)	$-	$-	$31,369	$(24)
Total Temporarily Impaired Securities	$31,369	$(24)	$-	$-	$31,369	$(24)

The Company had fifty-eight (58) securities in an unrealized loss position at September 30, 2021 and five (5) securities in an unrealized loss position at December 31, 2020. As of September 30, 2021, the Company either has the intent and ability to hold the securities until maturity or market price recovery or believes that it is more likely than not that it will not be required to sell such

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

securities. Management believes that the unrealized loss only represents temporary impairment of the securities. None of the individual losses are significant.

Note 5 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and ACBB stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.4 million as of September 30, 2021 and $1.3 million at December 31, 2020, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at September 30, 2021 and December 31, 2020.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2021.

Note 6 – Loans and Credit Quality

The Company has presented PPP loans of $16.2 million at September 30, 2021 and $54.3 million at December 31, 2020, respectively, separately from loans receivable on the Consolidated Balance Sheet. As described in Note 3, PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are risk rated as pass. PPP loans are not included in the following composition and credit quality tables.

The following table presents the composition of loans receivable at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021		December 31, 2020
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$453,597	40.56%	$452,251	41.51%
Commercial construction	8,211	0.73%	12,176	1.12%
Commercial	43,263	3.87%	48,114	4.42%
Residential real estate	612,335	54.77%	576,437	52.90%
Consumer	807	0.07%	640	0.05%
Total loans	1,118,213	100.00%	1,089,618	100.00%
Unearned origination fees	91		291
Allowance for loan losses	(11,308)		(10,570)
Net Loans	$1,106,996		$1,079,339

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2021 and December 31, 2020, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2021	(In Thousands)
Commercial real estate	$452,208	$-	$1,389	$-	$453,597
Commercial construction	7,899	-	312	-	8,211
Commercial	43,263	-	-	-	43,263
Residential real estate	610,755	495	1,085	-	612,335
Consumer	807	-	-	-	807
Total	$1,114,932	$495	$2,786	$-	$1,118,213

December 31, 2020
Commercial real estate	$450,823	$-	$1,428	$-	$452,251
Commercial construction	11,861	-	315	-	12,176
Commercial	48,114	-	-	-	48,114
Residential real estate	575,344	512	581	-	576,437
Consumer	640	-	-	-	640
Total	$1,086,782	$512	$2,324	$-	$1,089,618

At September 30, 2021, the Company had no foreclosed assets and had $632 thousand in recorded investment in two (2) substandard residential real estate mortgage loans collateralized by residential real estate in the process of foreclosure. At December 31, 2020, the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$821	$1,061		$851	$1,091
Commercial construction	312	312		315	315
Commercial	-	-		-	-
Residential real estate	1,352	1,422		944	1,014
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$678	$678	$3	$696	$696	$21
Commercial construction	-	-	-	-	-	-
Commercial	225	225	19	230	230	23
Residential real estate	583	583	118	604	604	125
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,499	$1,739	$3	$1,547	$1,787	$21
Commercial construction	312	312	-	315	315	-
Commercial	225	225	19	230	230	23
Residential real estate	1,935	2,005	118	1,548	1,618	125
Consumer	-	-	-	-	-	-
	$3,971	$4,281	$140	$3,640	$3,950	$169

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$825	$12	$870	$13
Commercial construction	313	3	315	3
Commercial	-	-	-	-
Residential real estate	1,425	8	920	7
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$681	$5	$700	$5
Commercial construction	-	-	-	-
Commercial	226	2	232	2
Residential real estate	586	5	614	5
Consumer	-	-	1	-
Total:
Commercial real estate	$1,506	$17	$1,570	$18
Commercial construction	313	3	315	3
Commercial	226	2	232	2
Residential real estate	2,011	13	1,534	12
Consumer	-	-	1	-
	$4,056	$35	$3,652	$35

	Nine Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$835	$36	$1,063	$37
Commercial construction	314	8	315	8
Commercial	-	-	-	-
Residential real estate	1,286	32	769	23
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$687	$15	$525	$16
Commercial construction	-	-	-	-
Commercial	228	7	233	7
Residential real estate	593	16	667	16
Consumer	-	-	1	-
Total:
Commercial real estate	$1,522	$51	$1,588	$53
Commercial construction	314	8	315	8
Commercial	228	7	233	7
Residential real estate	1,879	48	1,436	39
Consumer	-	-	1	-
	$3,943	$114	$3,573	$107

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2021	December 31, 2020

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	793	274
Consumer	-	-
Total	$793	$274

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2021 and December 31, 2020, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

September 30, 2021	(In Thousands)
Commercial real estate	$352	$-	$-	$352	$453,245	$453,597	$-
Commercial construction	-	-	-	-	8,211	8,211	-
Commercial	-	-	-	-	43,263	43,263	-
Residential real estate	157	148	632	937	611,398	612,335	-
Consumer	-	-	-	-	807	807	-
Total	$509	$148	$632	$1,289	$1,116,924	$1,118,213	$-

December 31, 2020
Commercial real estate	$514	$-	$-	$514	$451,737	$452,251	$-
Commercial construction	-	-	-	-	12,176	12,176	-
Commercial	-	-	-	-	48,114	48,114	-
Residential real estate	336	-	42	378	576,059	576,437	-
Consumer	2	-	-	2	638	640	-
Total	$852	$-	$42	$894	$1,088,724	$1,089,618	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending September 30, 2021
Beginning Balance - June 30, 2021	$4,542	$116	$1,345	$4,587	$25	$545	$11,160
Charge-offs	-	-	-	(2)	-	-	(2)
Recoveries	-	-	-	-	-	-	-
Provisions	(50)	(29)	(57)	88	-	198	150
Ending Balance - September 30, 2021	$4,492	$87	$1,288	$4,673	$25	$743	$11,308

Nine Months Ending September 30, 2021
Beginning Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570
Charge-offs	-	-	-	(2)	(2)	-	(4)
Recoveries	-	-	-	2	-	-	2
Provisions	113	(63)	440	188	13	49	740
Ending Balance - September 30, 2021	$4,492	$87	$1,288	$4,673	$25	$743	$11,308

Three Months Ending September 30, 2020
Beginning Balance - June 30, 2020	$3,574	$113	$762	$3,618	$16	$934	$9,017
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	743	25	33	183	(1)	(283)	700
Ending Balance - September 30, 2020	$4,317	$138	$795	$3,802	$15	$651	$9,718

Nine Months Ending September 30, 2020
Beginning Balance - December 31, 2019	$3,221	$121	$770	$3,488	$19	$403	$8,022
Charge-offs	-	-	-	-	-	-	-
Recoveries	24	-	-	2	-	-	26
Provisions	1,072	17	25	312	(4)	248	1,670
Ending Balance - September 30, 2020	$4,317	$138	$795	$3,802	$15	$651	$9,718

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2021 and December 31, 2020:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2021
Allowance for Loan Losses
Ending Balance	$4,492	$87	$1,288	$4,673	$25	$743	$11,308
Ending balance: individually evaluated for impairment	$3	$-	$19	$118	$-	$-	$140
Ending balance: collectively evaluated for impairment	$4,489	$87	$1,269	$4,555	$25	$743	$11,168

Loans receivables:
Ending balance	$453,597	$8,211	$43,263	$612,335	$807		$1,118,213
Ending balance: individually evaluated for impairment	$1,499	$312	$225	$1,935	$-		$3,971
Ending balance: collectively evaluated for impairment	$452,098	$7,899	$43,038	$610,400	$807		$1,114,242

December 31, 2020
Allowance for Loan Losses
Ending Balance	$4,379	$150	$848	$4,485	$14	$694	$10,570
Ending balance: individually evaluated for impairment	$21	$-	$23	$125	$-	$-	$169
Ending balance: collectively evaluated for impairment	$4,358	$150	$825	$4,360	$14	$694	$10,401

Loans receivables:
Ending balance	$452,251	$12,176	$48,114	$576,437	$640		$1,089,618
Ending balance: individually evaluated for impairment	$1,547	$315	$230	$1,548	$-		$3,640
Ending balance: collectively evaluated for impairment	$450,704	$11,861	$47,884	$574,889	$640		$1,085,978

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

September 30, 2021	(In Thousands)
Commercial real estate	$1,089	$-	$1,089
Commercial construction	257	-	257
Commercial	225	-	225
Residential real estate	817	13	830
Consumer	-	-	-
	$2,388	$13	$2,401

December 31, 2020
Commercial real estate	$1,125	$-	$1,125
Commercial construction	260	-	260
Commercial	230	-	230
Residential real estate	944	15	959
Consumer	-	-	-
	$2,559	$15	$2,574

As of September 30, 2021, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and nine months ended September 30, 2021 and 2020.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and nine months ended September 30, 2021 and 2020.

Note 7 – Deposits

The components of deposits at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(In Thousands)

Demand, non-interest bearing	$310,938	$269,996
Demand, NOW and money market, interest bearing	240,045	199,845
Savings	682,279	546,784
Time, $250 and over	61,518	85,272
Time, other	105,910	130,482
Total deposits	$1,400,690	$1,232,379

At September 30, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2021 (remainder of the year)	$35,510
2022	80,479
2023	41,486
2024	6,753
2025	1,587
2026	1,613
$167,428

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At September 30, 2021, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $707.2 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of September 30, 2021 and December 31, 2020. There were $14.7 million in long-term FHLB advances outstanding as of September 30, 2021 and December 31, 2020. All FHLB borrowings are secured by qualifying assets of the Bank.

The components of long-term borrowings with the FHLB were as follows:

	September 30, 2021
	(Dollars in Thousands)
Maturity Date	Interest Rate	Outstanding
March 2022	0.79%	$10,000
March 2022	0.64%	2,663
March 2022	0.61%	1,988
Total FHLB Outstanding Borrowings		$14,651

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2021 and December 31, 2020. Advances from this line are unsecured.

In October 2021, the Company entered into a $5.0 million unsecured revolving line of credit facility (the “Line”) with the ACBB. Under the terms of the Line, the Company can borrow under the facility in an amount not to exceed $5.0 million, with borrowing proceeds used to support general corporate expenses and liquidity requirements. Funds can be downstreamed to support the Bank. The Line has a one year maturity, a floating interest rate at the Wall Street Journal Prime rate, and is unsecured. Interest on outstanding borrowings will be payable monthly, with the entire outstanding principal balance together with all unpaid, accrued interest due on the maturity date. As of the date of the issuance of this Quarterly Report on Form 10-Q, the Company has not borrowed any amounts under this Line.

As described in Note 3, the Bank had no long-term PPPLF borrowings through the Federal Reserve Bank of Philadelphia as of September 30, 2021 and had $50.8 million, at an interest rate of 0.35%, as of December 31, 2020. All PPPLF borrowings were secured by PPP loans.

Note 9 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At September 30, 2021, there were 440,805 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

vest immediately, while the remainder vest over the service period of three years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended September 30, 2021, there have been 199,308 awards granted. There were no awards granted during the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020 there were 12,009 and 32,210 awards granted, respectively. During the three and nine months ended September 30, 2021, the Company recognized compensation expense for restricted stock awards of $61 thousand and $368 thousand, respectively. During the three and nine months ended September 30, 2020, the Company recognized $41 thousand and $230 thousand in compensation expense for restricted stock awards, respectively.

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three and nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was no unrecognized cost remaining for these unexercised options and all outstanding options are fully vested.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 17,651 shares have been issued as of September 30, 2021. The Company recognized discount expense in relation to the ESPP of $1 thousand and $2 thousand for the three and nine months ended September 30, 2021 and 2020, respectively.

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

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended September 30,
	2021			2020

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding losses on securities available for sale	$(1,404)	$295	$(1,109)	$(48)	$10	$(38)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive loss	$(1,404)	$295	$(1,109)	$(48)	$10	$(38)

	Nine Months Ended September 30,
	2021			2020

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(3,817)	$802	$(3,015)	$2,168	$(455)	$1,713
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(24)	5	(19)	(128)	27	(101)
Total other comprehensive (loss) income	$(3,841)	$807	$(3,034)	$2,040	$(428)	$1,612

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three months ended September 30, 2021 and 2020. A summary of the realized gains on securities available for sale for the nine months ended September 30, 2021 and 2020, net of tax, is as follows:

	Nine Months Ended
	September 30,
	2021	2020

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(24)	$(128)
Income taxes	5	27
Net of tax	$(19)	$(101)

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive (loss) income net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2021 and 2020	(In Thousands)
Balance June 30, 2021	$1,012
Other comprehensive loss before reclassifications	(1,109)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,109)
Balance September 30, 2021	$(97)

Balance June 30, 2020	$2,990
Other comprehensive loss before reclassifications	(38)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(38)
Balance September 30, 2020	$2,952

Nine Months Ended September 30, 2021 and 2020
Balance January 1, 2021	$2,937
Other comprehensive loss before reclassifications	(3,015)
Amounts reclassified from accumulated other comprehensive income	(19)
Net other comprehensive loss during the period	(3,034)
Balance September 30, 2021	$(97)

Balance January 1, 2020	$1,340
Other comprehensive income before reclassifications	1,713
Amounts reclassified from accumulated other comprehensive income	(101)
Net other comprehensive income during the period	1,612
Balance September 30, 2020	$2,952

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$4,440	$3,424	$12,591	$9,198

Weighted average shares outstanding	7,508,105	7,473,032	7,517,788	7,463,002
Dilutive effect of potential common shares, stock options	37,364	45,964	37,364	45,963
Diluted weighted average common shares outstanding	7,545,469	7,518,996	7,555,152	7,508,965

Basic earnings per share	$0.59	$0.46	$1.67	$1.23
Diluted earnings per share	$0.59	$0.46	$1.67	$1.22

There were no stock options not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2021. Stock options of 4,227 were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2020 because to do so would have been anti-dilutive.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2021 and December 31, 2020, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$29,061	$-	$29,061
Municipal bonds	-	59,416	-	59,416
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	532	-	532
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	175,190	-	175,190
September 30, 2021 Securities available for sale	$-	$264,199	$-	$264,199

U.S. Treasury securities	$-	$9,998	$-	$9,998
U.S. Government agency obligations	-	39,036	-	39,036
Municipal bonds	-	39,376	-	39,376
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	543	-	543
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2020 Securities available for sale	$-	$130,940	$-	$130,940

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

(In Thousands)
September 30, 2021 Impaired loans	$-	$-	$1,346	$1,346
December 31, 2020 Impaired loans	$-	$-	$1,361	$1,361

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2021, of the impaired loans having an aggregate balance of $4.0 million, $2.5 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.5 million in impaired loans, an aggregate valuation allowance of $140 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2021 and December 31, 2020, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2021:
Impaired loans	$1,346	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-15.1%)
		pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-8.5%)
December 31, 2020:
Impaired loans	$1,361	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-15.1%)
		pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-8.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2021 and December 31, 2020:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
September 30, 2021:
Financial assets:
Cash and cash equivalents	$130,725	$130,725	$130,725	$-	$-
Securities available-for-sale	264,199	264,199	-	264,199	-
Loans receivable, net of allowance	1,106,996	1,150,834	-	-	1,150,834
Paycheck Protection Program loans receivable	16,214	16,230	-	-	16,230
Restricted investments in bank stock	1,424	1,424	-	1,424	-
Accrued interest receivable	2,752	2,752	-	2,752	-
Financial liabilities:
Deposits	1,400,690	1,402,487	-	1,402,487	-
Securities sold under agreements to
repurchase and federal funds purchased	12,789	12,789	-	12,789	-
Long-term borrowings	14,651	14,679	-	-	14,679
Accrued interest payable	665	665	-	665	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2020:
Financial assets:
Cash and cash equivalents	$131,907	$131,907	$131,907	$-	$-
Securities available-for-sale	130,940	130,940	-	130,940	-
Loans receivable, net of allowance	1,079,339	1,158,545	-	-	1,158,545
Paycheck Protection Program loans receivable	54,334	54,632		-	54,632
Restricted investments in bank stock	1,330	1,330	-	1,330	-
Accrued interest receivable	3,136	3,136	-	3,136	-
Financial liabilities:
Deposits	1,232,379	1,235,483	-	1,235,483	-
Securities sold under agreements to
repurchase and federal funds purchased	13,612	13,612	-	13,612	-
Long-term borrowings	14,651	14,707	-	-	14,707
Paycheck Protection Program
Liquidity Facility	50,794	50,810		-	50,810
Accrued interest payable	1,640	1,640	-	1,640	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

At September 30, 2021, the Company continued to be in a strong financial and operational condition. The Bank’s September 30, 2021 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans and the ratio of non-performing loans to total loans not including PPP loans at September 30, 2021 were both 0.28% and the ratio of non-performing assets to total assets was 0.20%. Management believes the Company continues to be well prepared for the ongoing economic and social consequences of the COVID-19 global pandemic.

The Company’s assets increased $124.1 million from $1.44 billion at December 31, 2020 to $1.57 billion at September 30, 2021. The increase was due to an increase of $133.3 million in securities available for sale and an increase of $27.7 million in net loans receivable (not including PPP loans); offset by a decrease of $1.2 million in cash and cash equivalents and a decrease of $38.1 million in net PPP loans receivable due to net loan forgiveness. The growth in securities available for sale and net loans receivable was primarily funded by deposits. The slight decrease in cash and cash equivalents was primarily due to PPPLF borrowings of $50.8 million being paid off in full during the first quarter of 2021, purchases of available for sale securities, and funding of new loans, offset, in part, by the forgiveness of PPP loans and an increase in deposits. The Company's deposits grew $168.3 million from $1.23 billion at December 31, 2020 to $1.40 billion at September 30, 2021. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the growth is the increased usage of the Company’s online banking platform, competitively offered rates, the opening of a permanent branch office in Macungie and the opening of an office at 2002 West Liberty Street in Allentown, the continued convenience and efficiency of our branch network and branch personnel, and the injection of federal stimulus money into the economy from PPP funds and consumer stimulus payments. The Company also continues to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch hour adjustments and/or closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Net loans receivable (not including PPP loans) increased by $27.7 million to $1.11 billion at September 30, 2021 from $1.08 billion at December 31, 2020. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

Net income for the three months ended September 30, 2021 was $4.4 million compared to net income for the three months ended September 30, 2020 of $3.4 million, an increase of $1.0 million, or 29.7%. Basic and diluted earnings per share increased to $0.59 for the three months ended September 30, 2021, as compared to $0.46, respectively, for the three months ended September 30, 2020. The difference in net income for the three months ended September 30, 2021 and September 30, 2020 resulted from an increase in net interest income and a decrease in the provision for loan losses; offset by a decrease in non-interest income and an increase in non-interest expenses and income tax expense.

Net income for the nine months ended September 30, 2021 was $12.6 million compared to net income for the nine months ended September 30, 2020 of $9.2 million, an increase of $3.4 million, or 36.9%. Basic and diluted earnings per share increased to $1.67 for the nine months ended September 30, 2021, as compared to $1.23 and $1.22, respectively, for the nine months ended September 30, 2020. The difference in net income for the nine months ended September 30, 2021 and September 30, 2020 resulted from increases in net interest income and a decrease in the provision for loan losses; offset by a slight decrease in non-interest income and an increase in non-interest expenses and income tax expense.

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

Total interest income for the three months ended September 30, 2021 increased $1.1 million to $12.3 million, as compared to $11.2 million for the three months ended September 30, 2020. Average earning assets were $1.50 billion for the three months ended September 30, 2021 as compared to $1.31 billion for the three months ended September 30, 2020. The tax equivalent yield on average earning assets was 3.27% for the third quarter of 2021 compared to 3.42% for the third quarter of 2020.

Total interest expense for the three months ended September 30, 2021 decreased $496 thousand to $938 thousand, as compared to $1.4 million for the three months ended September 30, 2020. Average interest bearing liabilities were $1.10 billion for the three months ended September 30, 2021 as compared to $977.6 million for the three months ended September 30, 2020. The yield on average interest bearing liabilities was 0.34% and 0.58% for the third quarter of 2021 and 2020.

Net interest income for the three months ended September 30, 2021 was $11.3 million, compared to $9.8 million for the three months ended September 30, 2020. The improvement in net interest income is, in part, the result of an increase in the interest and fee income from PPP loans and an increase in the balances of taxable loans, taxable and non-taxable investments, and interest bearing deposits with banks, along with an increase in the rate of taxable investments. Also contributing to the improvement in net interest income for the three months ended September 30, 2021 was a decrease in the balance and rates of certificates of deposit and money markets, a decrease in the rates of interest bearing demand deposits, NOW, savings, securities sold under agreement to repurchase, and no interest expense from PPPLF borrowings due to being paid off in the first quarter of 2021. The improvements were offset, in part, by a decrease in the rates of taxable loans, non-taxable investments, and interest bearing deposits with banks, an increase in the balance of interest bearing demand deposits, NOW, savings, and securities sold under agreement to repurchase. The Company’s net interest margin is 3.00% on a US GAAP basis and 3.02% on a tax equivalent (non-US GAAP) basis for the three months ended September 30, 2021, as compared to 2.96% on a US GAAP basis and 2.98% on a tax equivalent (non-US GAAP) basis for the three months ended September 30, 2020.

Total interest income for the nine months ended September 30, 2021 increased $2.7 million to $35.6 million, as compared to $32.9 million for the nine months ended September 30, 2020. Average earning assets were $1.44 billion for the nine months ended September 30, 2021 as compared to $1.23 billion for the nine months ended September 30, 2020. The tax equivalent yield on average earning assets was 3.33% for the nine months ended September 30, 2021 compared to 3.60% for the nine months ended September 30, 2020.

Total interest expense for the nine months ended September 30, 2021 decreased $2.0 million to $3.1 million, as compared to $5.1 million for the nine months ended September 30, 2020. Average interest bearing liabilities were $1.06 billion for the nine months ended September 30, 2021 as compared to $930.2 million for the nine months ended September 30, 2020. The yield on average interest bearing liabilities was 0.39% and 0.74% for the nine months ended September 30, 2021 and September 30, 2020.

Net interest income for the nine months ended September 30, 2021 was $32.5 million compared to $27.8 million for the nine months ended September 30, 2020. The improvement in net interest income is primarily the result of an increase in the interest and fee income from PPP loans, a decrease in the balance and rates of certificates of deposit and money markets, a decrease in the rates of interest bearing demand deposits, NOW, savings, securities sold under agreement to repurchase and other borrowings. Also contributing to the improvement in net interest income for the nine months ended September 30, 2021 was an increase in the balances of taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks, and a decrease in interest expense from PPPLF borrowings. The improvements were offset, in part, by a decrease in the rates of taxable loans, taxable and non-taxable investments, fed funds sold and interest bearing deposits with banks, and an increase in the balance of interest bearing demand deposits, NOW, savings, securities sold under agreement to repurchase, and long-term FHLB borrowings. The Company’s net interest margin remained flat on a US GAAP basis and a tax equivalent (non-US GAAP) basis. The Company’s net interest margin is 3.02% on a US GAAP basis and 3.04% on a tax equivalent (non-US GAAP) basis for the nine months ended September 30, 2021 and September 30, 2020.

In response to the COVID-19 outbreak, the Federal Reserve Board in mid-March 2020 reduced by 150 basis points the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30 year Treasury notes had declined to historic lows. Less than 10% of the Company’s loan portfolio is scheduled to mature or reprice within the next year. As a result of the decline in the Federal Reserve Board’s target federal funds rate and yields on Treasury notes, the Company’s future net interest margin and spread may be further reduced. The Company’s net interest margin was also affected by the balance of PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings, which bore an interest rate of 0.35% and were paid off in early February 2021. The net interest margin on a tax equivalent (non-US GAAP) basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the three and nine months ended September 30, 2021 was 2.85% and 2.90%, compared to 3.02% and 3.07% for the three and nine months ended September 30, 2020.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended September 30, 2021 and 2020, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2021			2020
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,105,444	$10,215	3.67%	$1,038,531	$10,146	3.89%
Loans - Paycheck Protection Program	29,258	867	11.76%	66,327	420	2.52%
Loans - non-taxable (1)	6,282	49	3.92%	6,523	50	3.86%
Investment securities - taxable	203,875	822	1.60%	104,162	339	1.29%
Investment securities - non-taxable (1)	42,238	270	3.21%	29,767	210	3.55%
Federal funds sold	1,000	-	0.00%	1,000	-	0.00%
Interest bearing deposits with banks	109,135	41	0.15%	63,705	26	0.16%
TOTAL INTEREST EARNING ASSETS	1,497,232	12,264	3.27%	1,310,015	11,191	3.42%
Less allowance for loan losses	(11,210)			(9,256)
Other assets	62,211			54,364
TOTAL ASSETS	$1,548,233			$1,355,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$232,109	$37	0.06%	$185,460	$39	0.08%
Savings	660,953	464	0.28%	483,656	352	0.29%
Certificates of deposit	178,106	407	0.91%	220,048	959	1.73%
Securities sold under agreements to repurchase and other borrowings	27,958	30	0.43%	26,357	30	0.45%
Paycheck Protection Program Liquidity
Facility borrowings	-	-	0.00%	62,039	54	0.35%
TOTAL INTEREST BEARING LIABILITIES	1,099,126	938	0.34%	977,560	1,434	0.58%

Non-interest bearing demand deposits	310,242			249,902
Other liabilities	19,360			20,257
Stockholders' equity	119,505			107,404
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,548,233			$1,355,123

Net interest income		$11,326			$9,757
Tax equivalent adjustments
Loans		13			13
Investments		72			56
Total tax equivalent adjustments		85			69
Net interest income on a tax equivalent basis		$11,411			$9,826
Net interest spread (US GAAP basis)			2.91%			2.81%
Net interest margin (US GAAP basis)			3.00%			2.96%
Net interest spread (non-US GAAP basis) (3)			2.93%			2.84%
Net interest margin (non-US GAAP basis) (3)			3.02%			2.98%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2021 and 2020, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2021 and 2020, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2021			2020

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,098,022	$30,454	3.71%	$1,027,335	$30,300	3.94%
Loans - Paycheck Protection Program	41,435	2,425	7.82%	36,521	658	2.41%
Loans - non-taxable (1)	6,343	146	3.89%	6,988	160	3.87%
Investment securities - taxable	157,647	1,777	1.51%	82,130	1,074	1.75%
Investment securities - non-taxable (1)	35,729	714	3.38%	27,041	617	3.86%
Federal funds sold	1,000	-	0.00%	845	2	0.25%
Interest bearing deposits with banks	100,597	101	0.13%	48,101	127	0.35%
TOTAL INTEREST EARNING ASSETS	1,440,773	35,617	3.33%	1,228,961	32,938	3.60%
Less allowance for loan losses	(11,008)			(8,631)
Other assets	60,914			52,899
TOTAL ASSETS	$1,490,679			$1,273,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$219,191	$106	0.06%	$186,543	$404	0.29%
Savings	611,919	1,285	0.28%	455,227	1,138	0.33%
Certificates of deposit	195,446	1,604	1.10%	233,831	3,397	1.94%
Securities sold under agreements to repurchase and other borrowings	27,471	88	0.43%	24,877	129	0.69%
Paycheck Protection Program Liquidity
Facility borrowings	5,690	15	0.35%	29,749	78	0.35%
TOTAL INTEREST BEARING LIABILITIES	1,059,717	3,098	0.39%	930,227	5,146	0.74%

Non-interest bearing demand deposits	294,765			218,948
Other liabilities	19,119			19,449
Stockholders' equity	116,998			104,605
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,490,679			$1,273,229

Net interest income		$32,519			$27,792
Tax equivalent adjustments
Loans		39			43
Investments		190			164
Total tax equivalent adjustments		229			207
Net interest income on a tax equivalent basis		$32,748			$27,999
Net interest spread (US GAAP basis)			2.92%			2.84%
Net interest margin (US GAAP basis)			3.02%			3.02%
Net interest spread (non-US GAAP basis) (3)			2.94%			2.86%
Net interest margin (non-US GAAP basis) (3)			3.04%			3.04%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2021 and 2020, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2021 and 2020, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2021
	compared to September 30, 2020				compared to September 30, 2020
	(In Thousands)
		Due to change in:				Due to change in:
	Total			# of	Total			# of
	Change	Volume	Rate	Days	Change	Volume	Rate	Days

Interest-earning assets:
Loans - taxable	$69	$654	$(613)	$28	$154	$2,085	$(1,903)	$(28)
Loans - Paycheck Protection Program	447	(235)	680	2	1,767	88	1,681	(2)
Loans - non-taxable	(1)	(2)	1	-	(14)	(15)	1	-
Investment securities - taxable	483	325	156	2	703	987	(283)	(1)
Investment securities - non-taxable	60	88	(29)	1	97	198	(100)	(1)
Federal funds sold	-	-	-	-	(2)	-	(2)	-
Interest bearing deposits with banks	15	19	(4)	-	(26)	139	(165)	-
Total net change in income on
interest-earning assets	1,073	849	191	33	2,679	3,482	(771)	(32)

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	(2)	10	(12)	-	(298)	70	(368)	-
Savings	112	129	(18)	1	147	391	(243)	(1)
Certificates of deposit	(552)	(183)	(370)	1	(1,793)	(558)	(1,233)	(2)
Total deposits	(442)	(44)	(400)	2	(1,944)	(97)	(1,844)	(3)
Securities sold under agreements to
repurchase and other borrowings	-	2	(2)	-	(41)	13	(54)	-
Paycheck Protection Program
Liquidity Facility borrowings	(54)	(54)	-	-	(63)	(63)	-	-
Total net change in expense on
interest-bearing liabilities	(496)	(96)	(402)	2	(2,048)	(147)	(1,898)	(3)
Change in net interest income	$1,569	$945	$593	$31	$4,727	$3,629	$1,127	$(29)

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

For the three months ended September 30, 2021, the provision for loan losses was $150 thousand, as compared to $700 thousand for the same period ended September 30, 2020. In the three months ended September 30, 2021 there were $2 thousand in charge-offs and no recoveries, as compared to no charge-offs and $1 thousand in recoveries for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the provision for loan losses was $740 thousand, as compared to $1.7 million for the same period ended September 30, 2020. In the nine months ended September 30, 2021, there were $4 thousand in charge-offs and $2 thousand in recoveries, as compared to no charge-offs and $26 thousand in recoveries for the nine months ended September 30, 2020. The provision for loan losses is a function of the allowance for loan loss methodology that the Company uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. During 2020 and during the nine months ending September 30, 2021, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its September 30, 2021 allowance for loan loss levels. The allowance for loan losses is $11.3 million as of September 30, 2021, which is 1.00% of total loans receivable and 1.01% of loans receivable not including PPP loans, compared to $9.7 million or 0.86% of total loans receivable and 0.92% of loans receivable not including PPP loans as of September 30, 2020. At December 31, 2020, the allowance for loan losses was $10.6 million, which represented 0.92% of total loans receivable and 0.97% of loans receivable not including PPP loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loans receivable (not including PPP loans) portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In Thousands)
Loans receivable at end of period	$1,118,213	$1,058,139	$1,118,213	$1,058,139
Allowance for loan losses:
Balance, beginning	$11,160	$9,017	$10,570	$8,022
Provision for loan losses	150	700	740	1,670
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	(2)	-	(2)	-
Consumer	-	-	(2)	-
Total loans charged off	(2)	-	(4)	-
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	24
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	1	2	2
Consumer	-	-	-	-
Total recoveries	-	1	2	26
Net charge offs	(2)	1	(2)	26
Balance at end of period	$11,308	$9,718	$11,308	$9,718
Allowance for loan losses to loans receivable at end of period	1.01%	0.92%	1.01%	0.92%

Non-interest Income

Total non-interest income was $508 thousand for the three months ended September 30, 2021 compared to $602 thousand for the same period in 2020. The decrease is, in part, attributable to a decrease in bank owned life insurance income of $181 thousand. The decrease in the bank owned life insurance income was driven by the effect market conditions had on underlying life insurance assets, particularly the separate account life insurance assets, offset by income on the $4.0 million of additional bank owned life insurance purchased during the fourth quarter of 2020. The decrease was offset by an increase in merchant and credit card processing fees of $37 thousand, an increase in debit card interchange fees of $40 thousand, and an increase of $10 thousand in other service fees, in part, due to an expanding customer base.

Total non-interest income remained relatively flat at $1.7 million for the nine months ended September 30, 2021 and September 30, 2020. The slight decrease is, in part, attributable to a decrease in bank owned life insurance income of $135 thousand. The decrease in the bank owned life insurance income was driven by the effect market conditions had on underlying life insurance assets, particularly the separate account life insurance assets, offset by income on the $4.0 million of additional bank owned life insurance purchased during the fourth quarter of 2020. Additional decreases in non-interest expenses are attributable to a decrease of $104 thousand in gain on the sale of securities and a decrease of $59 thousand on the gain on sale of loans. The decrease was offset by an increase in merchant and credit card processing fees of $67 thousand and an increase in debit card interchange fees of $175 thousand, in part, due to less activity in the second quarter of 2020 from the COVID-19 pandemic and an expanding customer base. There was also an increase of $49 thousand in other service fees, in part, due to the Company waiving overdraft fees during part of the second quarter of 2020 due to the COVID-19 pandemic, wire fees, and an expanding customer base.

Non-interest Expense

Non-interest expenses increased $704 thousand from $5.4 million for the three months ended September 30, 2020 to $6.2 million for the three months ended September 30, 2021. The increase in non-interest expenses is primarily due to an increase of $316 thousand in salaries and employee benefits. The Company had a 4.2% increase in full-time equivalent employees from ninety-six (96) at September 30, 2020 to one hundred (100) at September 30, 2021, respectively. The increase in the number of employees, together with the annual increases in salaries and benefits, increase in employee taxes, increase in health insurance cost, increase in stock grant expense, and a decrease in deferred compensation costs primarily associated with fewer PPP loan originations, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to an increase of $90 thousand in occupancy and equipment due in part to the opening of the Macungie permanent branch and the opening and rent for the Company’s new branch office at 2002 West Liberty Street in Allentown, Pennsylvania, an increase of $119 thousand in data processing due primarily to e-commerce, the expanding customer base, fees associated with PPP loan forgiveness and the implementation fees for the Company’s upcoming transition to a new online banking platform, an increase of $23 thousand in advertising and promotions, an increase of $28 thousand in FDIC insurance, an increase of $85 thousand in charitable contributions due to EITC contributions made in the third quarter of 2021, and a $63 thousand increase in other expenses due, in part, to an increase in operating expenses, customer entertainment expenses, bank shares tax and debit card losses.

Non-interest expenses increased $1.3 million from $16.5 million for the nine months ended September 30, 2020 to $17.8 million for the nine months ended September 30, 2021. The increase in non-interest expenses is attributable to an increase of $646 thousand in salaries and employee benefits, in part, due to the increase in the number of employees, annual increases in salaries and benefits, increase in health insurance cost, increase in contributions to retirement plans, and increase in stock grant expense; offset by a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $256 thousand in occupancy and equipment due in part to the opening of the Macungie permanent branch in November 2020 and the opening and rent for the Company’s new branch office at 2002 West Liberty Street in Allentown, Pennsylvania, along with an increase in building repair and maintenance, an increase of $258 thousand in data processing due primarily to e-commerce, the expanding customer base, fees associated with PPP loan forgiveness and the implementation fees for the Company’s upcoming transition to a new online banking platform, an increase of $143 thousand in FDIC insurance due, in part, to FDIC credits applied in the first quarter of 2020 and increase in the Company’s assessment base, and a $133 thousand increase in other expenses due, in part, to an increase in operating expenses, bank shares tax, director compensation, and debit card losses. These increases in non-interest expenses were offset, in part, by a decrease of $116 thousand in advertising and promotions from shifts in marketing strategies and less website and social media expense, less promotions, and less public relations expense.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2021 totaled $1.1 million, or 19.8% of income before taxes, compared to income taxes for the three months ended September 30, 2020 totaling $788 thousand, or 18.7% of income before taxes. The increase in the tax rate is, in part, the result of change in the mix of taxable and tax free loans and investments and the decrease in income on bank owned life insurance.

The provision for income taxes for the nine months ended September 30, 2021 totaled $3.1 million, or 19.6% of income before taxes, compared to income taxes for the nine months ended September 30, 2020 totaling $2.1 million, or 18.7% of income before taxes. The increase in the tax rate is, in part, the result of change in the mix of taxable and tax free loans and investments and the decrease in income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, and government agency bonds. The Company holds no high-risk securities or derivatives as of September 30, 2021. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2021 were $264.2 million compared to $130.9 million at December 31, 2020. The increase in the investment portfolio resulted from the purchase of twenty-six (26) mortgage-backed securities, twenty-six (26) tax-free municipal bonds, and eight (8) taxable municipal bonds totaling $179.9 million; offset by principal pay downs on mortgage-backed securities, calls of eight (8) non-taxable municipal bonds, the maturity of one (1) non-taxable municipal bond, the maturity of five (5) government agency bonds, the maturity of one (1) Treasury security totaling $39.4 million, the sale of two (2) mortgage backed securities totaling $3.3 million, including a realized gain of $24 thousand, and a decrease in unrealized gains of $3.8 million. The carrying value of the securities portfolio as of September 30, 2021 includes a net unrealized loss of $123 thousand, which is recorded as accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.7 million at December 31, 2020. The current unrealized loss position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (not including PPP loans) at September 30, 2021 increased $27.7 million to $1.11 billion from $1.08 billion at December 31, 2020. The gross loan-to-deposit ratio (not including PPP loans) decreased from 88% at December 31, 2020 to 80% at September 30, 2021. The Company’s loan portfolio at September 30, 2021 was comprised of residential real estate and consumer loans of $613.1 million, an increase of $36.1 million from December 31, 2020, and commercial loans of $505.1 million, a decrease of $7.5 million from December 31, 2020. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. As described in Note 3 to the consolidated financial statements, the Company is participating in the SBA PPP program to support the needs of its small business clients. PPP loans receivable at September 30, 2021 and December 31, 2020 was $16.2 million and $54.3 million, respectively. Including PPP loans receivable, the gross loan-to-deposit ratio was 81% and 93% at September 30, 2021 and December 31, 2020.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company will not be categorizing these modifications as troubled debt restructurings. As of September 30, 2021, two hundred two (202) loans totaling $118.1 million, for which the payment accommodation period has ended, have resumed payments under their original contractual terms and one (1) residential real estate loan totaling $415 thousand was taken to non-accrual and downgraded to substandard after its payment accommodation period ended in late March 2021. No loss is anticipated on the loan. Between October 1, 2021 and October 31, 2021, there were no new Section 4013 modifications made.

Credit Risk and Loan Quality

The Company’s allowance for loan losses increased $738 thousand to $11.3 million at September 30, 2021 compared to $10.6 million at December 31, 2020. At September 30, 2021 and December 31, 2020, the allowance for loan losses represented 1.00% and 0.92% of total loans receivable. At September 30, 2021 and December 31, 2020, the allowance for loan losses represented 1.01% and 0.97%, respectively, of total loans receivable not including PPP loans, which are guaranteed by the SBA. During 2020, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of non-PPP loans. During the nine months ending September 30, 2021, the Company again adjusted the other external factor methodology, due to uncertainty with the post COVID-19 pandemic economy, leading to a further increase in the allowance for loan losses as a percentage of non-PPP loans. In determining its allowance for loan loss level at September 30, 2021, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. All loans that have the CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. The Company’s non-performing loans to total loans receivable was 0.28% at September 30, 2021, compared to 0.26% at September 30, 2020 and 0.25% at December 31, 2020. The Company’s nonperforming loans to total loans receivable not including PPP loans was 0.28% at September 30, 2021, compared to 0.28% at September 30, 2020 and 0.26% at December 31, 2020. In the three months ended September 30, 2021, there were $2 thousand in charge-offs and no recoveries, as compared to no charge-offs and $1 thousand in recoveries for the three months ended September 30, 2020. In the nine months ended September 30, 2021, there were $4 thousand in charge-offs and $2 thousand in recoveries, as compared to no charge-offs and $26 thousand in recoveries for the nine months ended September 30, 2020. At September 30, 2021, approximately 95% of the Company’s loan portfolio is collateralized by real estate. Less than 6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Company has no direct international exposure. The Company was not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard in 2020 or 2021. This guidance will not be effective for the Company until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for loan losses as new information becomes available.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three and nine months ended September 30, 2021.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2021	2020	2020

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	793	274	236
Restructured loans, accruing interest and less than 90 days past due	2,388	2,559	2,580
Loans past due 90 or more days, accruing interest	-	-	117
Total nonperforming loans	3,181	2,833	2,933
Foreclosed assets	-	-	-
Total nonperforming assets	$3,181	$2,833	$2,933
Nonperforming loans to total loans (not including PPP loans)	0.28%	0.26%	0.28%
Nonperforming assets to total assets	0.20%	0.20%	0.21%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $541 thousand from December 31, 2020 to September 30, 2021. This increase is due to purchases, in part due to the Company’s new branch office at 2002 West Liberty Street in Allentown, Pennsylvania, offset by depreciation on existing premises and equipment.

Deposits

Total deposits at September 30, 2021 increased $168.3 million to $1.40 billion from $1.23 billion at December 31, 2020. The increase in the Company’s deposits was due to an increase of $81.1 million in demand, NOW and money market deposits and a $135.5 million increase in savings deposits; offset by a decrease of $48.3 million in time deposits. The growth in total deposits was due to organic growth of new and existing customers and the injection of federal stimulus money into the economy from PPP funds and consumer stimulus payments. The shift out of time deposits was primarily due to promotions rolling off into lower yielding deposits due to the current rate environment. The funds were primarily used to fund new loan growth, purchase securities, and to pay off PPPLF borrowings.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $130.7 million at September 30, 2021, compared to $131.9 million at December 31, 2020.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At September 30, 2021, the Company had $264.2 million of available for sale securities. Securities with carrying values of approximately $116.1 million and $98.7 million at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At September 30, 2021, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $707.2 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of September 30, 2021 and December 31, 2020. There were $14.7 million in long-term FHLB advances outstanding as of September 30, 2021 and December 31, 2020. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2021 and December 31, 2020. Advances from this line are unsecured.

As further described in Note 8, in October 2021, the Company entered into a $5.0 million unsecured revolving line of credit facility with the ACBB. As of the date of this Quarterly Report on Form 10-Q, the Company has not borrowed any amounts under this Loan.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $145.8 million and $135.4 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had letters of credit outstanding of $6.9 million and $5.4 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs. Management will continue to evaluate the Company’s liquidity position for changes caused by the COVID-19 pandemic.

Capital Resources and Adequacy

Total stockholders’ equity was $119.3 million as of September 30, 2021, representing a net increase of $7.1 million from December 31, 2020. The increase in capital was primarily the result of the net income of $12.6 million and an increase in surplus of $397 thousand due to stock grants and employee stock purchases with compensation expense, offset by dividends paid of $2.3 million, a decrease of $3.0 million in unrealized gains on available for sale securities and treasury stock purchases of $600 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined in the regulations). As of September 30, 2021, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	September 30, 2021	December 31, 2020

	(Dollars In Thousands)
Tier I, common stockholders' equity	$119,291	$109,013
Tier II, allowable portion of allowance for loan losses	11,308	10,570
Total capital	$130,599	$119,583

Common equity tier 1 capital ratio	12.3%	11.9%
Tier I risk based capital ratio	12.3%	11.9%
Total risk based capital ratio	13.5%	13.1%
Tier I leverage ratio	7.7%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	September 30, 2021	December 31, 2020

	(Dollars In Thousands)
Tier I, common stockholders' equity	$119,387	$109,237
Tier II, allowable portion of allowance for loan losses	11,308	10,570
Total capital	$130,695	$119,807

Common equity tier 1 capital ratio	12.3%	12.0%
Tier I risk based capital ratio	12.3%	12.0%
Total risk based capital ratio	13.5%	13.1%
Tier I leverage ratio	7.7%	8.1%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at September 30, 2021. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-3.3%
Down 200 basis points	-5.9%

Up 100 basis points	3.0%
Up 200 basis points	5.7%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2021, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, the Reader should carefully consider the factors discussed in “Risk Factors” included within the Company’s 2020 Form 10-K and subsequent filings with the SEC. There are no material changes from such risk factors. Such risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 12, 2021	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 12, 2021	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer