Form 10-K
period 2021-12-31
Embassy Bancorp, Inc.
filed 2022-03-18
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $103,336,864.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 11, 2022	($1.00 Par Value)	7,552,477
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Mission

The Company provides a traditional range of financial products and services to meet the depository and credit needs of individual consumers, small and medium sized businesses, and professionals in its market area. As a locally owned and operated community bank, there is a strong focus on service that is highly personalized, efficient, and responsive to local needs. It is the intention of the Company to deliver its products and services with the care and professionalism expected of a community bank and with a special dedication to personalized service. To create this environment, the Company employs an experienced, well-trained, and highly motivated staff, with interest in building quality client relationships using state-of-the-art delivery systems and client service facilities. The Company’s executive leadership has extensive banking experience and establishes the Company’s goal to serve the financial needs of its clients and provide a profitable return to its investors, consistent with safe and sound banking practices. The Company focuses on obtaining and retaining customer relationships by offering a broad range of financial services, competitively priced and delivered in a responsive manner, with an emphasis on understanding the financial needs of its customers.

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

Market “Niche”

The Company provides the traditional array of commercial banking products and services emphasizing a one-on-one, sit down approach, for the delivery of products and services to consumers and businesses located in Lehigh and Northampton Counties in Pennsylvania. In the Company’s primary market area, which is dominated by offices of large statewide, regional and interstate banking institutions, as well as non-bank financial service providers (such as credit unions, financial technology companies, brokerage firms, insurance companies and mortgage companies), the Company’s banking services that are furnished in a friendly and courteous manner with a timely response to customer needs fill a “niche” that arises due to the continued loss of local institutions through merger and acquisitions.

Deposits

In order for the Company to attract and retain stable deposit relationships, the Company offers business cash management solution services to help local companies better manage their cash flow. The expertise and experience of the Company’s management coupled with the latest technology accessed through third party providers enables the Company to maximize the growth of business-related deposits.

Embassy Bancorp, Inc.

As for consumers, deposit growth is driven by a variety of factors including, but not limited to, population growth, bank and non-bank competition, local bank mergers and consolidations, increase in household income, interest rates, accessibility of location and the sales efforts of Company personnel. Time deposits can be attracted and increased by paying an interest rate higher than that offered by competitors, but are the costliest type of deposit. The most profitable type of deposits are non-interest bearing demand (checking) accounts, which can be attracted by offering free checking. However, both high interest rates and free checking accounts generate certain expenses for a bank and the desire to increase deposits must be balanced with the need to be profitable and the extent of banking relationships with the customers. The deposit services of the Company are generally comprised of demand deposits, savings deposits, money market deposits, time deposits and Individual Retirement Accounts.

Loans

The loan portfolio of the Company consists primarily of secured fixed and variable rate loans, with a significant concentration in commercial real estate transaction, consumer residential real estate mortgage, and home equity loans. While most credit facilities are appropriately collateralized, major emphasis is placed upon the financial condition of the borrower and evaluating the borrower’s cash flow versus debt service requirements. The Company has an experienced lending and private banking team. The Company believes that the familiarity of its experienced leadership team and members of the Company’s Loan Committee, in regard to prospective local borrowers, enables the Company to better evaluate the character, integrity, and creditworthiness of the prospective borrowers.

Loan growth is driven by customer demand, which in turn is influenced by individual and business indebtedness and consumer demand for goods. The Company’s loan and private banking officers call upon accountants, financial planners, attorneys, local realtors, and others to generate loans and loan referrals. Again, a balance between growth, credit risk and pricing are required to maintain performing loans for the Company, as lending money will always entail some risk. A performing loan is a loan which is being repaid according to its original terms and is the most desirable type of loan that a bank seeks to make, to support the generation of enough earnings for a bank to be profitable. The risk involved in each loan must, therefore, be carefully evaluated before the loan is made. The interest rate at which the loan is made should always reflect the risk factors involved, including the term of the loan, the value of collateral, if any, the reliability of the projected source of repayment and the amount of the loan requested. Credit quality will always be the Company’s most important factor.

The Company does not sell its mortgages into the secondary market, has not been involved in any “sub-prime” mortgage lending, and has not purchased or invested in any securities backed by or which include sub-prime loans.

As further described in Note 2 to the consolidated financial statements, in 2020, as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company was approved to be a Paycheck Protection Program (“PPP”) lender. The Company had not previously been an approved Small Business Administration (“SBA”) 7(a) lender. The Company participates in the SBA’s PPP under the CARES Act and subsequent 2021 Consolidated Appropriations Act (“CAA”).

Commercial Lending

The Company generally targets businesses with annual revenues of less than $10 million, including business owners, legal, and medical professionals. The Company offers responsiveness, flexibility and local decision making for loan applications of small business owners, thereby eliminating delays caused by non-local management. The Company participates in various local, state, and federal loan programs.

Consumer Lending

The Company offers its retail customer base a product line of consumer loan services, including mortgage loans, first time home buyer mortgages, secured home equity loans, lines of credit, auto loans, and, to a much lesser extent, unsecured personal loans.

Embassy Bancorp, Inc.

Residential Mortgage Loans

The Company offers a range of specialty home equity and mortgage products, including competitively priced first time homeowner loans, which are retained and serviced by the Company. The Company also offers limited mortgage escrow services. The Company seeks to capitalize on its policy of closing loans in a time frame that will meet the needs of its borrowers.

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

As an independent community bank, the Company serves the special needs of legal, medical, accounting, financial service providers and other professionals. Commercial mortgages, lines of credit, term loans and demand loans are tailored to meet the needs of the Company’s customers in the professional community. In addition to the usual criteria for pricing credit-related products, the Company takes into consideration the overall customer relationship to establish credit pricing. Deposit relationships in demand, savings, money market, and certificate accounts are considered in loan pricing, along with the credit worthiness of the borrower.

Other Services

To further attract and retain customer relationships, the Company currently provides or expects to provide the standard array of financial services expected of a community bank, which include the following:

ACH Origination	Credit/Debit Card Merchant Processing	Person to Person Payments
ATM and Debit Cards	Direct Deposit/ACH Services	Positive Pay
Automated Teller Machines	Escrow Management Services	Remote Deposit Capture
Bank by Mail	Fraud Detection Services	Safe Deposit Boxes
Cash Management Services	Gift Cards	Savings Bond Redemptions
Certified Checks	Mobile Banking	Treasurer Checks
Commercial Credit Cards	Night Depository Services	Wire Transfers
Consumer Credit Cards	On-Line Banking and Bill Pay

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

Service/Market Area

The Company is headquartered in Hanover Township, Northampton County, Pennsylvania and draws its primary deposits and business from areas immediately surrounding its principal office and its branch offices in South Whitehall Township, Lower Macungie Township, the City of Bethlehem, Salisbury Township, Lower Saucon Township, Lower Nazareth Township, Borough of Nazareth, Borough of Macungie, and Allentown, Pennsylvania, as well as the remainder of Lehigh and Northampton Counties in Pennsylvania.

Embassy Bancorp, Inc.

According to Federal Deposit Insurance Corporation (“FDIC”) data, as of June 30, 2021, the Company ranks 5th in bank market share in Northampton County with four (4) offices, and 6th in Lehigh County bank market share with five (5) offices, with a combined deposit market share of 7.37% for both counties. The Company believes there is significant room for organic growth in its current market area of Lehigh and Northampton Counties.

The Company continually evaluates strategic locations for branch offices within the Lehigh Valley, which are supplemented by convenient access through electronic banking products and services, for both consumer and commercial customers. The Company currently has ten (10) offices, with its most recent branch opening at 2002 West Liberty Street, Allentown, Lehigh County, Pennsylvania in September of 2021.

Bank Premises

The Company currently leases nine (9) of its bank operations premises and leases the land only at the Borough of Macungie branch, with the building being owned by the Company. The ten (10) offices are situated at the following locations:

Northampton County:
•	Hanover Township (includes administrative offices)
•	Lower Saucon Township
•	Lower Nazareth Township
•	Borough of Nazareth

Lehigh County:
•	South Whitehall Township
•	Salisbury Township
•	Lower Macungie Township
•	City of Bethlehem
•	Borough of Macungie
•	City of Allentown

The Company pays certain additional expenses of occupying these spaces including, but not necessarily limited to, real estate taxes, insurance, utilities, and repairs. The Company is obligated under the leases to maintain the premises in good order, condition, and repair.

Employees

As of December 31, 2021, the Company had a total of 106 full-time equivalent employees.

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

Embassy Bancorp, Inc.

Credit unions present a significant competitive challenge to the Company. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than banks can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints imposed on banks, such as the Community Reinvestment Act (“CRA”), which require the Company to implement procedures to make and monitor loans throughout the communities served. Adhering to such regulatory requirements raises the Company’s compliance costs associated with lending activities and reduces potential operating profits. Accordingly, the Company competes by focusing on building customer relationships and maintaining the commitment to customer service the community has come to expect.

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

Seasonality

Management does not feel that the deposits, loans, or the business of the Company are generally seasonal in nature. Deposit and loan generation may, however, vary with local and national economic and market conditions, which should not have a material effect on planning and policy making.

Supervision and Regulation

The Company is subject to extensive regulation under federal and Pennsylvania banking laws, regulations and policies, including prescribed standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extensions of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, impaired assets and loan-to-value ratios. The regulatory framework for banks is intended primarily for the protection of depositors, federal deposit insurance funds and the banking systems as a whole, and not for the protection of shareholders.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010, there is additional regulatory oversight and supervision of the Company and the Bank. The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry, and includes provisions affecting large and small financial institutions alike, including several provisions that affect the regulation of community banks and bank holding companies.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, that effectively results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was fully implemented as of January 2019 for the Company. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Effective in the third quarter of 2018, the Federal Reserve raised the consolidated asset limit to be considered a small bank holding company from $1 billion to $3 billion.  A company that qualifies as a small bank holding company is not subject to the Federal Reserve’s consolidated capital rules, although a company that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company voluntarily elected to continue to report those amounts and ratios.

At December 31, 2021 and December 31, 2020, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards and exceeded the capital conservation buffers.  See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Capital Adequacy and Operations

Enacted in 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains provisions limiting activities and business methods of depository institutions. FDICIA required the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls, and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provided for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions’ primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.

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

At December 31, 2021, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 13 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

Embassy Bancorp, Inc.

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

Pursuant to the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Company may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities.

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

Regulation of Embassy Bank for the Lehigh Valley

Embassy Bank for the Lehigh Valley is a Pennsylvania-chartered banking institution and is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking and the FDIC. Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, the establishment of branches, and management practices and other aspects of banking operations.

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

The payment of dividends by the Bank and the Company may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, a depository institution may not pay any dividend if payment would cause

Embassy Bancorp, Inc.

it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

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

The Company is currently undergoing an FDIC CRA examination. The Company had its last CRA examination in 2018 and received a “satisfactory” rating.

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

•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibitive factors in extending credit;

Embassy Bancorp, Inc.

•Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

•Fair Credit Reporting Act, governing the manner in which consumer debts may be collected by collection agencies; and

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

Sarbanes-Oxley Act of 2002

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

Other Legislative Initiatives

Proposals may be introduced in the United States Congress and in the Pennsylvania Legislature and before various bank regulatory authorities, which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which

Embassy Bancorp, Inc.

would further regulate, deregulate, or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company’s business and earnings.

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

It is by design that the Company runs a very efficient operation, relying greatly on the knowledge and experience of its leadership team, and, where appropriate, the outsourcing of certain functions to high quality vendors, in order to do so.  This level of efficiency requires that individual members of the Company’s leadership team assume roles that are most often held by multiple individuals at banks within the Company’s peer group.   For example, David M. Lobach, Jr. serves as Chairman of the Board, as well as President and Chief Executive Officer,  Judith A. Hunsicker serves as Chief Operating Officer and Chief Financial Officer, James R. Bartholomew serves as Senior Lending Officer and oversees business banking and business development, Diane M. Cunningham oversees retail banking and consumer lending, as well as marketing, and Lynne M. Neel oversees the finance department, deposit and loan operations and investor relations, to name a few such examples. This multidisciplinary approach is replicated throughout the Company.

The Company has created a group consisting of team members called the “Culture Club.” The club is designed to keep our business culture in the forefront of all we do. This team provides new employees with their first look at the unique Embassy culture through an orientation program created with the individual in mind. In addition, the team actively works on creative activities and educational events to enhance our existing culture for the entire Embassy team. Our culture is truly defined by “us.” The Company family is made up of a diverse group of professionals who share the common goal of making our bank succeed by providing superior customer service through sales, education, technology, and teamwork. Our experience has shown that when employees communicate openly and directly with supervisors, the work environment can be excellent, expectations can be clear, and attitudes will be positive. We believe that the Company amply demonstrates its commitment to employees by responding effectively to employee concerns.

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

Embassy Bancorp, Inc.

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

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic and on March 13, 2020 the United States government declared COVID-19 as a national emergency. Specific to COVID-19, the Company’s top priority is the health and safety of our team, customers, vendors, and the public. Embassy Bank’s Pandemic Officer is responsible for the oversight of the Company’s COVID-19 Program. The COVID-19 Plan Guidance has been distributed to all employees, and when necessary, to on-site workers, and vendors. All team members, onsite workers, visitors, vendors, and customers must comply with local, state, and federal government regulations regarding COVID-19 policies and personal protective equipment (PPE) requirements. The Company has followed, and intends to continue to follow, at minimum, the most recent guidance issued by the Center for Disease Control (“CDC”) and the Pennsylvania Department of Health.

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

The Company’s headquarters are located at 100 Gateway Drive, in Hanover Township, Bethlehem, Pennsylvania 18017, and its telephone number is 1-610-882-8800. The Company has adopted a Code of Conduct/Ethics that applies to all directors and officers of the Company. This document is available in the Investor Relations section on the Company’s website.  The information included on the website and the Investor Relations page is not considered a part of this document.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the

Embassy Bancorp, Inc.

Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, and (v) other external developments which could materially affect the Company’s business and operations, including those described in this Report under section Item 1A – Risk Factors or in our other filings with the SEC.

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

We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities.  However, interest rate risk management techniques are not exact and a substantial, unexpected, prolonged, or rapid change in interest rates could adversely affect our financial condition and results of operations.

Interest rate volatility stemming from the COVID-19 pandemic could negatively affect our net interest income, lending activities, deposits, and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of the pandemic on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all

Embassy Bancorp, Inc.

interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

As a participating lender in the SBA’s PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

The Company participates in the SBA’s PPP under the CARES Act and subsequent 2021 Consolidated Appropriations Act (“CAA”). Under the PPP, small businesses and other entities and individuals applied for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP and started accepting applications from qualified borrowers on April 3, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. We are not aware of any fraud related to PPP loans originated by the Bank.

As of December 31, 2021, the Company had $8.6 million of PPP loans yet to be forgiven. As of February 28, 2022, the Company had $2.8 million of PPP loans yet to be forgiven.

We are subject to credit risk.

As of December 31, 2021, excluding PPP loans, approximately 44 percent of the Company’s loan portfolio consisted of commercial, commercial construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate or secured consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, commercial construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Embassy Bancorp, Inc.

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

The FASB issued an accounting standard that may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations. This new accounting standard that will be effective for us beginning on January 1, 2023. This standard, referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and leases and recognize the expected credit losses as allowances for loan and lease losses. This will change the current method of providing allowances for loan and lease losses that are probable, which may require us to increase our allowance for loan and lease losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses. Any increase in our allowance for loan and lease losses or expenses incurred to determine the appropriate level of the allowance for loan and lease losses may have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in Pennsylvania.

Unlike larger or regional financial institutions that are more geographically diversified, our success is dependent to a significant degree on economic conditions in Pennsylvania, especially in Lehigh and Northampton Counties, which are the counties and markets primarily served by us in the years up to and including 2021. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas served by us, could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. We can give no assurance that adverse changes in the local economy would not have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

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

Embassy Bancorp, Inc.

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

In conducting our business, we rely heavily on our information systems. Maintaining and protecting those systems and data is difficult and expensive, as is dealing with any failure, interruption, or breach in security of these systems, whether due to acts or omissions by us or by a third party, and whether intentional or not. Any such failure, interruption, or breach could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. A breach of our information security may result from fraudulent activity committed against us or our customers, resulting in financial loss to us or our customers, or privacy breaches against our customers. Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, “phishing”, social engineering, identity theft, or other deceptive acts. Such fraudulent activity could be heightened by geopolitical events, including the Russia/Ukraine conflict. The policies, procedures, and technical safeguards put in place by us to prevent or limit the effect of any failure, interruption, or security breach of our information systems and data may be insufficient to prevent or remedy the effects of any such occurrences. The occurrence of any failures, interruptions, or security breaches of our information systems, or those of our third party vendors, and data could damage our reputation, cause us to incur additional expenses, result in online services or other businesses becoming inoperable, subject us to regulatory sanctions or additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Embassy Bancorp, Inc.

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

Starting in March 2020 the capital and credit markets have experienced extreme volatility and disruption. In some cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. If such levels of market disruption and volatility return, there can be no assurance that we will not experience adverse effects, which may materially affect our liquidity, financial condition, and profitability.

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

We rely on third parties to provide services that are integral to our operations. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cybersecurity breach of a vendor’s system may result in theft of our data or disruption of business processes. In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor’s data security system. We rely on our outsourced service providers to implement and maintain prudent cybersecurity controls. We have procedures in place to assess a vendor’s cybersecurity controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible, and a vendor’s system can be breached despite the procedures we employ. We cannot be sure that we will be able to maintain these relationships on favorable terms. The loss of these vendor relationships could disrupt the services we provide to our customers and cause us to incur expense in connection with replacing these services.

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

Embassy Bancorp, Inc.

Our insiders control a substantial percentage of our stock and therefore have the ability to exercise significant control over our affairs.

As of December 31, 2021, our directors and executive officers beneficially owned in excess of 27% of our issued and outstanding common stock on a fully diluted basis.  Such persons, as a group, will have sufficient votes to strongly influence the outcome of all matters submitted to our shareholders, including the election of directors.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company.

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

Embassy Bancorp, Inc.

Any one or more of these laws or measures, particularly when coupled with the fact that our insiders hold approximately 27% of our voting shares, may impede the takeover of the Company and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

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

We have assembled a leadership management team which has substantial background and experience in banking and financial services in the markets we serve. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

Acts of terrorism, natural disasters, global climate change, pandemics and global conflicts may have a negative impact on our business and operations.

Acts of war or terrorism, natural disasters, global climate change, pandemics, global conflicts, geopolitical events, including the military tensions between Russia and Ukraine, or other similar events, or a combination of these factor or other factors, could have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

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

Federal banking regulators require us and our bank subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation, and bank regulatory agencies.  In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. As of December 31, 2021, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines.

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

In October 2021, the Company obtained a $5.0 million unsecured revolving line of credit facility from the Atlantic Community Bankers Bank, in which funds can be down streamed to support the Bank.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company, through the Bank, occupies ten (10) full-service banking offices in the Lehigh Valley:

Northampton County:
•	Hanover Township (includes administrative offices)
•	Lower Saucon Township
•	Lower Nazareth Township
•	Borough of Nazareth

Lehigh County:
•	South Whitehall Township
•	Salisbury Township
•	Lower Macungie Township
•	City of Bethlehem

•	Borough of Macungie
•	City of Allentown

Embassy Bancorp, Inc.

The Company currently leases nine (9) of its bank premises and leases the land at Borough of Macungie branch. The Borough of Macungie branch building is owned by the Company.

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

	2021		2020
	High	Low	High	Low
First Quarter	$16.75	$14.25	$19.15	$10.10
Second Quarter	$20.01	$16.50	$13.33	$10.10
Third Quarter	$21.20	$19.00	$13.00	$11.50
Fourth Quarter	$20.69	$19.16	$14.60	$12.09

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 11, 2022, there are approximately 888 owners of record of the common stock of the Company.

(c)On July 16, 2021, the Company paid $2,252,429 or $0.30 per share, in an annual cash dividend on its common stock. On September 30, 2020, the Company paid $1,644,063 or $0.22 per share, in an annual cash dividend on its common stock. As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company. See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s shareholder approved Stock Incentive Plan, as of December 31, 2021:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	33,890	$ 8.15	430,507

(e)Sales of Securities.

None.

Embassy Bancorp, Inc.

(f)Repurchase of Equity Securities.

The following table sets forth the number of shares of common stock repurchased by the Company, and the average paid for such shares, during the fourth quarter of 2021. The Company has not publicly announced any purchase plan or program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	N/A	N/A	N/A	N/A
November 1 - 30, 2021	N/A	N/A	N/A	N/A
December 1 - 31, 2021	3,494	$20.00	N/A	N/A

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

Critical Accounting Estimates and Judgements

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for loan losses involves a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, this estimate can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. The Company maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is established through the provision for loan losses, which is a charge against earnings. Provision for loan losses is made to reserve for estimated probable losses on loans. The allowance for loan losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio, trends in actual and forecasted credit quality, including delinquency, charge-off and bankruptcy rates, and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provision for loan losses. Management believes the allowance for loan losses is adequate and reasonable. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses” and “Allowance for Loan Losses” in Notes 1 and 4 to the consolidated financial statements. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

OVERVIEW

The Company’s assets grew $191.2 million from $1.4 billion at December 31, 2020 to $1.6 billion at December 31, 2021. The increase was due to an increase of $37.8 million in cash and cash equivalents, a $179.3 million increase in securities available for sale, and an increase of $17.2 million in net loans receivable (excluding PPP loans); offset by a decrease of $45.8 million in net PPP loans receivable due to net loan forgiveness. The growth in securities available for sale and net loans receivable was primarily funded by deposits. The increase in cash and cash equivalents was primarily due to the forgiveness of PPP loans and an increase in deposits offset, in part, by Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings of $50.8 million paid off in full during the first quarter of 2021, purchases of available for sale securities, and funding of new loans.

Net loans receivable (excluding PPP loans) increased by $17.2 million to $1.10 billion at December 31, 2021 from $1.08 billion at December 31, 2020. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments.

The Company's deposits grew $234.6 million from $1.2 billion at December 31, 2020 to $1.5 billion at December 31, 2021. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the growth is the increased usage of the Company’s online banking platform, competitively offered rates, the opening of a permanent branch office in Macungie and the opening of an office at 2002 West Liberty Street in Allentown, the continued convenience and efficiency of our branch network and branch personnel, and the injection of federal stimulus money into the economy from PPP funds and consumer stimulus payments. The Company also continues to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch hour adjustments and/or closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

The Company’s net income increased $4.0 million, or 31.0%, to $16.8 million in 2021 from $12.8 million in 2020. Diluted earnings per share increased to $2.22 in 2021 from $1.70 in 2020, and basic earnings per share increased to $2.23 in 2021 from $1.71 in 2020, respectively. The difference in net income for the year ended December 31, 2021 and December 31, 2020 resulted from increases in net interest income and a decrease in the provision for loan losses; offset by a slight decrease in non-interest income and an increase in non-interest expenses and income tax expense.

Embassy Bancorp, Inc.

The Company’s pre-tax net income for 2021 included $2.7 million of PPP loan interest and fees. At December 31, 2021, the Company had $165 thousand of PPP origination fees not yet recognized into income.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The majority of the Company’s earnings derives from net interest income, which is the difference between income earned on assets and the cost supporting those assets. The net interest margin is the ratio of net interest income to average earning assets. Earning assets are composed primarily of loans and investments, along with interest-bearing deposits with other banks. Interest-bearing deposits and borrowings make up the cost of funds. Non-interest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income and net interest margin. The timing of deposit and loan growth also impacts net interest income.

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

2021 Compared to 2020

Total interest income for the year ended December 31, 2021 was $47.5 million, compared to $44.3 million for the year ended December 31, 2020. Average earning assets were $1.5 billion for the year ended December 31, 2021 as compared to $1.3 billion for the year ended December 31, 2020. The tax equivalent yield on average earning assets was 3.25% for the year ended December 31, 2021 compared to 3.54% for the year ended December 31, 2020.

Total interest expense for the year ended December 31, 2021 decreased $2.4 million to $4.0 million, as compared to $6.4 million for the year ended December 31, 2020. Average interest bearing liabilities were $1.1 billion for the year ended December 31, 2021 as compared to $948.6 million for the year ended December 31, 2020. The yield on average interest bearing liabilities was 0.37% and 0.68% for the year ended December 31, 2021 and December 31, 2020, respectively.

Net interest income increased $5.6 million, or 14.7%, to $43.5 million for the year ended December 31, 2021 as compared to $37.9 million for the year ended December 31, 2020. The improvement in net interest income is primarily the result of an increase in the interest and fee income from PPP loans, a decrease in the balance and rates of certificates of deposit and money markets, a decrease in the rates of interest bearing demand deposits, NOW, savings, and securities sold under agreement to repurchase. Also contributing to the improvement in net interest income for the year ended December 31, 2021 was an increase in the balances of taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks, and a decrease in interest expense from PPPLF borrowings. The improvements were offset, in part, by a decrease in the rates of taxable loans, taxable and non-taxable investments, fed funds sold and interest bearing deposits with banks, and an increase in the balance of interest bearing demand deposits, NOW, savings, securities sold under agreement to repurchase, and long-term FHLB borrowings. The Company’s net interest margin for the year ended December 31, 2021 was 2.96% on a US GAAP basis and 2.98% on a non-US GAAP basis, compared to 3.01% on a US GAAP basis and 3.03% on a non-US GAAP basis for the year ended December 31, 2020.

Embassy Bancorp, Inc.

The Company’s net interest margin was also affected by the balance of PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings, which bore an interest rate of 0.35% and were paid off in early February 2021. The net interest margin on a tax equivalent (non-US GAAP) basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the year ended December 31, 2021 was 2.86%, compared to 3.04% for the year ended December 31, 2020.

Embassy Bancorp, Inc.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2021			Year Ended December 31, 2020

	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

				(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$1,101,030	$40,633	3.69%	$1,036,362	$40,473	3.91%
Loans - Paycheck Protection Program	34,058	2,747	8.07%	42,930	1,307	3.04%
Loans - non-taxable (1)	6,302	193	3.88%	6,856	210	3.88%
Investment securities - taxable	177,719	2,765	1.56%	85,091	1,353	1.59%
Investment securities - non-taxable (1)	37,374	1,014	3.43%	27,698	826	3.77%
Federal funds sold	1,000	-	0.04%	884	2	0.19%
Interest bearing deposits with banks	111,115	154	0.14%	60,234	158	0.26%

TOTAL INTEREST EARNING ASSETS	1,468,598	47,506	3.25%	1,260,055	44,329	3.54%

Less allowance for loan losses	(11,096)			(8,959)
Other assets	61,315			54,253

TOTAL ASSETS	$1,518,817			$1,305,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$225,658	$142	0.06%	$186,735	$440	0.24%
Savings	635,626	1,775	0.28%	471,403	1,508	0.32%
Certificates of deposit	187,255	1,962	1.05%	227,907	4,177	1.83%
Securities sold under agreements to repurchase and other borrowings	27,520	118	0.43%	25,696	159	0.62%
Paycheck Protection Program Liquidity Facility borrowings	4,256	15	0.35%	36,837	129	0.35%

TOTAL INTEREST BEARING LIABILITIES	1,080,315	4,012	0.37%	948,578	6,413	0.68%

Non-interest bearing demand deposits	301,800			231,384
Other liabilities	18,794			19,229
Stockholders' equity	117,908			106,158

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,518,817			$1,305,349

Net interest income		$43,494			$37,916
Tax equivalent adjustments:
Loans		51			56
Investments		270			219
Total tax equivalent adjustments		321			275
Net interest income on a tax equivalent basis		$43,815			$38,191
Net interest spread (US GAAP basis)			2.86%			2.84%
Net interest margin (US GAAP basis)			2.96%			3.01%
Net interest spread (non-US GAAP basis) (3)			2.88%			2.86%
Net interest margin (non-US GAAP basis) (3)			2.98%			3.03%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2021 and 2020, respectively.
(2) The average balance of taxable loans includes loans in which interest is no longer accruing.
(3) Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2021 and 2020, respectively.

Embassy Bancorp, Inc.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2021 vs. 2020
	Increase (decrease) due to changes in:
	(In Thousands)

	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$2,525	$(2,365)	$160
Loans - Paycheck Protection Program	(270)	1,710	1,440
Loans - non-taxable	(17)	-	(17)
Investment securities - taxable	1,473	(61)	1,412
Investment securities - non-taxable	289	(101)	188
Federal funds sold	-	(2)	(2)
Interest bearing deposits with banks	133	(137)	(4)
Total net change in income on
interest-earning assets	4,133	(956)	3,177

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	92	(390)	(298)
Savings	525	(258)	267
Certificates of deposit	(745)	(1,470)	(2,215)
Total deposits	(128)	(2,118)	(2,246)
Securities sold under agreements to
repurchase and other borrowings	11	(52)	(41)
Paycheck Protection Program
Liquidity Facility borrowings	(114)	-	(114)
Total net change in expense on
interest-bearing liabilities	(231)	(2,170)	(2,401)
Change in net interest income	$4,364	$1,214	$5,578

Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level management considers to be adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change. The Company has determined, because of the 100% SBA guarantee, that no allowance for loan losses is required on PPP loans.

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

For the year ended December 31, 2021, the provision for loan losses was $915 thousand, compared to $2.5 million for the year ended December 31, 2020. Gross loans, excluding PPP loans, grew $18.4 million, or 1.7%, in 2021 over 2020. During the year ended December 31, 2021, there were $4 thousand in charge-offs and $3 thousand in recoveries, as compared to no charge-offs and $28 thousand in recoveries for the year ended December 31, 2020. The provision for loan losses is a function of the allowance for loan loss methodology that the Bank uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. During the years ending December 31, 2021 and 2020, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic. See further discussion following in the “Credit Risk and Loan Quality” section of the Bank’s considerations of its December 31, 2021 allowance for loan loss levels. The allowance for loan losses as of December 31, 2021 was $11.5 million representing 1.04% of outstanding loans receivable (excluding PPP loans), as compared to $10.6 million as of December 31, 2020, representing 0.97% of outstanding loans receivable. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

Non-interest Income

Non-interest income is derived from the Company’s operations and represents primarily merchant and credit card processing fees, debit card interchange fees, service fees on deposit and loan relationships and income from bank owned life insurance. Non-interest income also may include net gains and losses from the sale of available for sale securities, loans, and other real estate owned.

Total non-interest income remained relatively flat at $2.4 million for the year ended December 31, 2021 and December 31, 2020. The slight decrease is, in part, attributable to a decrease in bank owned life insurance income of $323 thousand. The decrease in the bank owned life insurance income was driven by the effect market conditions had

Embassy Bancorp, Inc.

on underlying life insurance assets, particularly the separate account life insurance assets, offset by income on the $4.0 million of additional bank owned life insurance purchased during the fourth quarter of 2020. Additional decreases in non-interest income are attributable to a decrease of $104 thousand in gain on the sale of securities and a decrease of $59 thousand on the gain on sale of loans. The decrease was offset by an increase in merchant and credit card processing fees of $56 thousand, an increase in debit card interchange fees of $219 thousand, in part, due to less activity in the second quarter of 2020 from the COVID-19 pandemic and an expanding customer base, and an increase of $63 thousand in other service fees, in part, due to the Company waiving overdraft fees during part of the second quarter of 2020 due to the COVID-19 pandemic, wire fees, and an expanding customer base. There was also a gain on the sale of other real estate owned of $103 thousand during the year ended December 31, 2021. As the deposit customer account base continues to grow and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company. Currently, and unlike many in the industry, the Company does not derive additional non-interest fee income by selling its mortgages in the secondary market, nor does it offer trust or investment/brokerage services to its customers.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2021 was $24.1 million, compared to $22.1 million for the year ended December 31, 2020. The increase in non-interest expenses is primarily due to an increase of $1.1 million, or 9.5%, over 2020, in salaries and employee benefits. The Company had a 10.4% increase in full-time equivalent employees from ninety-six (96) at December 31, 2020 to one hundred six (106) at December 31, 2021, respectively. The increase in the number of employees, together with the annual increases in salaries and benefits, increase in contributions to employee retirement plans, increase in employee taxes, increase in health insurance cost, increase in stock grant expense, and a decrease in deferred loan costs primarily associated with fewer PPP loan originations, offset by a decrease in non-qualified pension expense, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to an increase of $357 thousand in occupancy and equipment due in part to the opening of the Macungie permanent branch in November 2020 and the opening and rent for the Company’s new branch office at 2002 West Liberty Street in Allentown, Pennsylvania, along with an increase in building repair and maintenance and equipment expense, an increase of $356 thousand in data processing due primarily to e-commerce, the expanding customer base, fees associated with PPP loan forgiveness and the implementation fees for the Company’s upcoming transition to a new online banking platform, an increase of $166 thousand in FDIC insurance due, in part, to FDIC credits applied in the first quarter of 2020 and an increase in the Company’s assessment base, a $51 thousand increase in loan and real estate expenses, and a $155 thousand increase in other expenses due, in part, to an increase in operating expenses, bank shares tax, director compensation, and debit card losses. These increases in non-interest expenses were offset, in part, by a decrease of $109 thousand in advertising and promotions from shifts in marketing strategies and less website and social media expense, less promotions, and less public relations expense.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $4.1 million and $2.9 million for December 31, 2021 and December 31, 2020, respectively. The effective rate on income taxes for the years ended December 31, 2021 and 2020 was 19.5% and 18.6%, respectively. The increase in the tax rate is, in part, the result of change in the mix of taxable and tax free loans and investments and the decrease in income on bank owned life insurance.

Embassy Bancorp, Inc.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the management of the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The Company holds no high-risk, non-investment grade, securities or derivatives as of December 31, 2021.

The Company’s securities portfolio was $310.3 million at December 31, 2021, a $179.3 million increase from securities of $130.9 million at December 31, 2020. The Company’s securities have increased primarily due to purchases in the amount of $236.2 million, offset by a combination of investment principal pay-downs, maturities, and calls totaling $48.2 million, the sale of securities totaling $3.3 million, including a realized gain of $24 thousand, and a decrease in unrealized gains of $5.2 million. The carrying value of the securities portfolio as of December 31, 2021 includes a net unrealized loss of $1.5 million, which is recorded to accumulated other comprehensive income in stockholders’ equity net of income tax effect. This compares to a net unrealized gain of $3.7 million at December 31, 2020. The current unrealized loss position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2021 and 2020.

	2021	2020

	(In Thousands)

U.S. Treasury securities	$-	$9,998
U.S. Government agency obligations	28,858	39,036
Municipal securities	61,104	39,376
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - commercial	530	543
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	219,772	41,987
Total Securities Available for Sale	$310,264	$130,940

Embassy Bancorp, Inc.

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2021 at fair value. Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Government agency
obligations	$-	-	$28,858	0.20%	$-	-	$-	-	$28,858	0.20%
Municipal securities	686	3.35%	1,233	2.90%	6,983	3.18%	52,202	2.99%	61,104	3.01%
U.S. GSE - Mortgage-
backed securities-
commercial	-	-	-	-	530	2.39%	-	-	530	2.39%
U.S. GSE - Mortgage-
backed securities-
residential	-	-	22,145	2.73%	36,979	1.54%	160,648	1.65%	219,772	1.74%
Total Debt Securities	$686	3.35%	$52,236	1.34%	$44,492	1.81%	$212,850	1.98%	$310,264	1.85%

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (excluding PPP loans) at December 31, 2021 increased $17.2 million to $1.10 billion from $1.08 billion at December 31, 2020. The gross loan-to-deposit ratio (excluding PPP loans) decreased from 88% at December 31, 2020 to 76% at December 31, 2021. The Company’s loan portfolio (excluding PPP loans) at December 31, 2021 was comprised of residential real estate and consumer loans of $619.3 million, an increase of $42.3 million from December 31, 2020, and commercial loans of $488.7 million, a decrease of $23.9 million from December 31, 2020. The commercial loan decrease was caused, in large part, by several large non-PPP loan payoffs, in the month of December 2021, consisting of seven (7) loans totaling $15.3 million, due primarily to real estate investors taking advantage of favorable real estate values. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. As described in Note 2 to the consolidated financial statements, the Company is participating in the SBA PPP program to support the needs of its small business clients. PPP loans receivable at December 31, 2021 and December 31, 2020 was $8.6 million and $54.3 million, respectively. Including PPP loans receivable, the gross loan-to-deposit ratio was 76% and 93% at December 31, 2021 and December 31, 2020.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company will not be categorizing these modifications as troubled debt restructurings. As of December 31, 2021, there are one hundred ninety-nine (199) loans totaling $116.4 million, for which the payment accommodation period has ended and have resumed payments under their original contractual terms.

Embassy Bancorp, Inc.

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2021 and 2020. All of the Company’s loans are to domestic borrowers.

	December 31, 2021		December 31, 2020
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$440,655	39.77%	$452,251	41.51%
Commercial construction	6,100	0.55%	12,176	1.12%
Commercial	41,923	3.78%	48,114	4.42%
Residential real estate	618,694	55.84%	576,437	52.90%
Consumer	642	0.06%	640	0.05%

Gross loans	1,108,014	100.00%	1,089,618	100.00%
Unearned origination costs	25		291
Allowance for loan losses	(11,484)		(10,570)

Net Loans	$1,096,555		$1,079,339

The following table shows the maturities of the commercial and consumer loan portfolios and the loans subject to interest rate fluctuations at December 31, 2021.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

	(In Thousands)

Commercial real estate	$32,069	$257,088	$151,305	$193	$440,655
Commercial construction	6,083	17	-	-	6,100
Commercial	8,895	24,020	8,544	464	41,923
Residential Real Estate	2,685	15,452	353,533	247,024	618,694
Consumer	36	531	14	61	642

	$49,768	$297,108	$513,396	$247,742	$1,108,014

Fixed Rates	$26,983	$293,690	$513,382	$232,930	$1,066,985
Variable Rates	22,785	3,418	14	14,812	41,029

	$49,768	$297,108	$513,396	$247,742	$1,108,014

Credit Risk and Loan Quality

The allowance for loan losses increased $914 thousand to $11.5 million at December 31, 2021 from $10.6 million at December 31, 2020. At December 31, 2021 and December 31, 2020, the allowance for loan losses represented 1.03% and 0.92% of total loans receivable, respectively. At December 31, 2021 and December 31, 2020, the allowance for loan losses represented 1.04% and 0.97%, respectively, of total loans receivable excluding PPP loans, which are guaranteed by the SBA. During 2020, the Company adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of non-PPP loans. During 2021, the Company again adjusted the other external factor methodology, due to uncertainty with the post COVID-19 pandemic economy, leading to a further increase in the allowance for loan losses as a percentage of non-PPP loans. In determining its allowance for loan loss level at December 31, 2021, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic.

Embassy Bancorp, Inc.

All loans that received a CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. At December 31, 2021, approximately 96% of the Company’s loan portfolio is collateralized by real estate. Less than 5% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the travel and hotel industry, the full-service and limited-service restaurant industries, and the assisted living facilities industry) and the Company has no direct international exposure. The Company is not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for loan losses as new information becomes available.

In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings). Troubled debt restructuring loans, which are considered non-performing loans, outstanding at December 31, 2021 and December 31, 2020 totaled $2.4 million and $2.6 million, respectively. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Non-accrual loans outstanding as of December 31, 2021 and December 31, 2020 totaled $242 thousand and $274 thousand, respectively. The Company’s non-performing loans to total loans receivable was 0.23% at December 31, 2021, compared to 0.25% at December 31, 2020. The Company’s nonperforming loans to total loans receivable excluding PPP loans was 0.23% at December 31, 2021, compared to 0.26% at December 31, 2020. During the year ended December 31, 2021, there were $4 thousand in charge-offs and $3 thousand in recoveries, as compared to no charge-offs and $28 thousand in recoveries for the year ended December 31, 2020. At December 31, 2021 and December 31, 2020 the Company had $217 thousand and zero, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property that is in the process of foreclosure.

As of December 31, 2021 and 2020, the Company had no foreclosed assets. The details for the non-performing loans and assets are included in the following table:

	December 31,

	2021	2020

	(Dollars In Thousands)

Non-accrual - commercial	$-	$-
Non-accrual - consumer	242	274
Restructured, accruing interest	2,337	2,559
Loans past due 90 or more days, accruing interest	-	-
Total nonperforming loans	2,579	2,833
Foreclosed assets	-	-
Total nonperforming assets	$2,579	$2,833
Nonperforming loans to total loans (excluding
PPP loans)	0.23%	0.26%
Nonperforming assets to total assets	0.16%	0.20%
Non-accrual loans to total loans (excluding PPP
loans)	0.02%	0.03%
Allowance to non-accrual loans	4745.45%	3857.66%
Net charge-offs (recoveries) to average loans
(excluding PPP loans)	0.00%	0.00%

Embassy Bancorp, Inc.

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 1.04% of outstanding loans receivable (excluding PPP loans). Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2021, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2021, the Company had $3.5 million of impaired loans (defined as a loan that management feels probable the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or loans considered to be troubled debt restructurings) compared to $3.6 million at December 31, 2020. Most of the Company’s impaired loans required no specific reserves due to adequate collateral. As of December 31, 2021, the Company had impaired loans of $1.1 million requiring a specific reserve of $164 thousand. As of December 31, 2020, the Company had impaired loans of $1.5 million requiring a specific reserve of $169 thousand.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio (excluding PPP loans):

	December 31,
	2021	2020

	(Dollars In Thousands)

Loans receivable at end of year	$1,108,039	$1,089,909

Allowance for loan losses:
Balance, beginning	$10,570	$8,022
Provision for loan losses	915	2,520
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	(2)	-
Consumer	(2)	-
Total charged off	(4)	-
Recoveries of loans previously charged-off:
Commercial real estate	-	24
Commercial construction	-	-
Commercial	-	-
Residential real estate	3	4
Consumer	-	-
Total recoveries	3	28
Net charged off	(1)	28
Balance at end of year	$11,484	$10,570

Allowance for loan losses to loans
receivable at end of year	1.04%	0.97%

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

	December 2021	% of Total Loans	December 2020	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$4,400	39.77%	$4,379	41.51%
Commercial construction	71	0.55%	150	1.12%
Commercial	1,328	3.78%	848	4.42%
Residential real estate	4,718	55.84%	4,485	52.90%
Consumer	14	0.06%	14	0.05%
Unallocated	953		694

Total Allowance for Loan Losses	$11,484	100.00%	$10,570	100.00%

Deposits

As growth continues, the Company expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2021 were $1.5 billion, an increase of $234.6 million, or 19.0%, over total deposits of $1.2 billion as of December 31, 2020. The increase in the Company’s deposits was due to an increase of $102.1 million in demand, NOW and money market deposits and a $192.9 million increase in savings deposits; offset by a decrease of $60.3 million in time deposits. The growth in total deposits was due to organic growth of new and existing customers and the injection of federal stimulus money into the economy from PPP funds and consumer stimulus payments. The shift out of time deposits was primarily due to promotions rolling off into lower yielding demand and savings deposit accounts due to the current rate environment. The funds were primarily used to fund new loan growth, purchase securities, and to pay off PPPLF borrowings. The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2021	December 31, 2020

	(In Thousands)
Demand, non-interest bearing	$323,513	$269,996
Demand, NOW and money market, interest bearing	248,401	199,845
Savings	739,637	546,784
Time, $250 and over	54,739	85,272
Time, other	100,735	130,482

Total deposits	$1,467,025	$1,232,379

Embassy Bancorp, Inc.

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits:

	December 31, 2021		December 31, 2020
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate

	(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$225,658	0.06%	$186,735	0.24%
Savings	635,626	0.28%	471,403	0.32%
Certificates of deposit	187,255	1.05%	227,907	1.83%
Total interest bearing deposits	1,048,539	0.37%	886,045	0.69%
Non-interest bearing demand deposits	301,800		231,384
Total	$1,350,339		$1,117,429

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $250,000 or more:

	December 31, 2021	December 31, 2020
	(In Thousands)
3 months or less	$10,640	$20,942
Over 3 through 6 months	17,170	28,162
Over 6 through 12 months	10,382	22,357
Over 12 months	16,547	13,811

Total	$54,739	$85,272

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the DIF that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $169.7 million at December 31, 2021, compared to $131.9 million at December 31, 2020. There are other sources of liquidity that are available to the Company, as well, including those described below.

Additional asset liquidity sources include principal and interest payments from investment securities, unpledged investment securities, and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At December 31, 2021, the Company had $310.3 million of available for sale securities, compared to $130.9 million at December 31, 2020. Securities with carrying values of approximately $114.0 million and $98.7 million at December 31, 2021 and December 31, 2020, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At December 31, 2021, the Bank had a maximum borrowing capacity for short-term and long-term advances from the FHLB of approximately $717.6 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of December 31, 2021 and December 31, 2020. There were $14.7 million in long-term FHLB advances outstanding as of December 31, 2021 and December 31, 2020. All FHLB borrowings are secured by qualifying assets of the Bank.

Embassy Bancorp, Inc.

The Bank has a federal funds line of credit with the Atlantic Community Bankers Bank (“ACBB”) of $10.0 million, of which none was outstanding at December 31, 2021 and December 31, 2020. Advances from this line are unsecured.

As further described in Note 9, in October 2021, the Company obtained a $5.0 million unsecured revolving line of credit facility from the ACBB, of which none was outstanding at December 31, 2021.

As described in Note 2, the Bank had long-term PPPLF borrowings, term funding to depository institutions that originate loans to small businesses under the PPP, through the Federal Reserve Bank of Philadelphia of $50.8 million as of December 31, 2020. These borrowings were repaid in full in February 2021. All PPPLF borrowings were secured by PPP loans. PPP loans that were pledged to secure PPPLF extensions of credit are excluded from leverage ratio calculations.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans, lines of credit, and letters of credit made under the same standards as on-balance sheet loan instruments. These off-balance sheet arrangements at December 31, 2021 and December 31, 2020 totaled $164.7 million and $140.8 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. For further information see Note 5. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs. Management will continue to evaluate the Company’s liquidity position for changes caused by the COVID-19 pandemic.

Capital Resources and Adequacy

Total stockholders’ equity was $122.5 million as of December 31, 2021, representing a net increase of $10.3 million from December 31, 2020. The increase in capital was primarily the result of the net income of $16.8 million and an increase in common stock of $51 thousand and an increase in surplus of $558 thousand due to restricted stock grants, the exercise of stock options, and employee stock purchases with compensation expense, offset by dividends paid of $2.3 million, a decrease of $4.1 million in unrealized gains on available for sale securities, and treasury stock repurchases of $670 thousand.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material adverse effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2021, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Embassy Bancorp, Inc.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2021	December 31, 2020

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$123,520	$109,013
Tier 2, allowable portion of allowance for loan losses	11,484	10,570

Total capital	$135,004	$119,583

Common equity tier 1 capital ratio	12.8%	11.9%
Tier 1 risk based capital ratio	12.8%	11.9%
Total risk based capital ratio	14.0%	13.1%
Tier 1 leverage ratio	7.7%	8.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2021	December 31, 2020

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$123,709	$109,237
Tier 2, allowable portion of allowance for loan losses	11,484	10,570

Total capital	$135,193	$119,807

Common equity tier 1 capital ratio	12.9%	12.0%
Tier 1 risk based capital ratio	12.9%	12.0%
Total risk based capital ratio	14.0%	13.1%
Tier 1 leverage ratio	7.7%	8.1%

Note: Unrealized gains on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

GAP, a measure of the difference in volume between interest bearing assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. NOW and savings accounts are categorized by their respective estimated decay rates. The Company is asset sensitive, which means that if interest rates fall, interest income will fall faster than interest expense and net interest income will likely decrease. If interest rates rise, interest income will rise faster than interest expense and net interest income will likely increase. The Company continues to monitor interest rate exposure of its interest bearing assets and liabilities and believes that it is well positioned for any future market rate adjustments.

		Over 3	Over 1	Over 3
	0 to 3	Months to	Year to	Years to	Over 5
	Months	12 Months	3 Years	5 Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$154,448	$-	$-	$-	$-	$154,448
Investment securities	8,989	17,825	65,234	35,636	184,004	311,688
Loans receivable, gross	64,147	130,633	247,269	196,823	469,167	1,108,039
Loans receivable – PPP, gross	29	89	233	8,217	-	8,568

Total interest-earning assets	227,613	148,547	312,736	240,676	653,171	1,582,743

Interest-bearing liabilities
NOW and money market accounts	15,907	41,135	74,740	49,502	67,117	248,401
Savings	47,388	124,676	233,181	137,232	197,160	739,637
Certificates of deposit	26,290	76,197	49,264	3,723	-	155,474
Other borrowed funds	14,651	-	-	-	-	14,651
Repurchase agreements
and federal funds purchased	11,252	-	-	-	-	11,252

Total interest-bearing liabilities	115,488	242,008	357,185	190,457	264,277	1,169,415

GAP	$112,125	$(93,461)	$(44,449)	$50,219	$388,894	$413,328

CUMULATIVE GAP	$112,125	$18,664	$(25,785)	$24,434	$413,328

GAP TO INTEREST EARNING
ASSETS	7.08%	-5.91%	-2.81%	3.17%	24.57%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	7.08%	1.18%	-1.63%	1.54%	26.11%

Embassy Bancorp, Inc.

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2021. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.3%
Down 200 basis points	-2.7%

Up 100 basis points	1.6%
Up 200 basis points	3.1%

Return on Assets and Equity

For the year ended December 31, 2021, the return on average assets was 1.11% the return on average equity was 14.24% and the ratio of average shareholders’ equity to average total assets was 7.76%.

For the year ended December 31, 2020, the return on average assets was 0.98% the return on average equity was 12.07% and the ratio of average shareholders’ equity to average total assets was 8.13%.

Dividend Payout Ratio

For the years ended December 31, 2021 and 2020, the dividend payout ratio was 13.42% and 12.83%, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Management Report on Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

/s/
	/s/ David M. Lobach, Jr.	/s/ Judith A. Hunsicker
	David M. Lobach, Jr.	Judith A. Hunsicker
	Chairman, President and	First Executive Officer, Chief Operating
	Chief Executive Officer	Officer, Secretary and Chief Financial
	March 18, 2022	Officer
March 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Embassy Bancorp, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and Subsidiary (Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Component Qualitative Factors

As discussed in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses was $11.5 million at December 31, 2021 and consists of specific and general components of $164 thousand and $11.3 million, respectively. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured using the average charge-off ratio for the most recent rolling four years plus current year to date. The qualitative factors used by the Company include factors such as national and local economic conditions, levels of and trends in delinquency rates, classified, and nonaccrual loans, quality of the loan review system, trends in volumes and terms of loans, changes in lending policies, lending personnel, and collateral, concentrations in loan types, industry, and geography as well as other external factors, including regulatory risk. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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

Our audit procedures related to the qualitative factor component of the allowance for loan losses included the following, among others:

•Obtaining an understanding of the relevant controls related to the allowance for loan losses and testing such controls for design and operating effectiveness, including controls related to management’s determination and review of the qualitative factors, and the completeness and accuracy of data used in determining qualitative factors.

•Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing to internal and external source data.

•Analytically reviewing the qualitative factors to prior periods for directional consistency.

•Testing of the mathematical accuracy of the allowance calculation, including the calculation of the qualitative factor component.

•Evaluating the reasonableness of management’s conclusions regarding the appropriateness of the qualitative factor adjustments when compared to the underlying internal and external source data

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2001.

Allentown, Pennsylvania

March 18, 2022

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2021	2020

	(In Thousands, Except Share Data)
Cash and due from banks	$15,244	$14,528
Interest bearing demand deposits with banks	153,448	116,379
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	169,692	131,907
Securities available for sale	310,264	130,940
Restricted investment in bank stock	1,424	1,330
Loans receivable, net of allowance for loan losses of $11,484 in 2021; $10,570 in 2020	1,096,555	1,079,339
Paycheck Protection Program loans receivable	8,568	54,334
Premises and equipment, net of accumulated depreciation	3,994	3,346
Bank owned life insurance	25,796	25,189
Accrued interest receivable	2,603	3,136
Other assets	14,298	12,509
Total Assets	$1,633,194	$1,442,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$323,513	$269,996
Interest bearing	1,143,512	962,383
Total Deposits	1,467,025	1,232,379
Securities sold under agreements to repurchase	11,252	13,612
Long-term borrowings	14,651	14,651
Paycheck Protection Program Liquidity Facility borrowings	-	50,794
Accrued interest payable	652	1,640
Other liabilities	17,099	16,780
Total Liabilities	1,510,679	1,329,856
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2021 issued 7,687,919 shares; outstanding 7,541,776 shares;
2020 issued 7,637,216 shares; outstanding 7,528,967 shares	7,688	7,637
Surplus	26,963	26,405
Retained earnings	91,493	76,960
Accumulated other comprehensive (loss) income	(1,194)	2,937
Treasury stock, at cost: 146,143 and 108,249 shares at December 31, 2021 and
December 31, 2020, respectively	(2,435)	(1,765)
Total Stockholders' Equity	122,515	112,174
Total Liabilities and Stockholders' Equity	$1,633,194	$1,442,030

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2021	2020

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans, including fees	$40,826	$40,683
Paycheck Protection Program loans, including fees	2,747	1,307
Securities, taxable	2,765	1,353
Securities, non-taxable	1,014	826
Short-term investments, including federal funds sold	154	160
Total Interest Income	47,506	44,329
INTEREST EXPENSE
Deposits	3,879	6,125
Securities sold under agreements to repurchase and
federal funds purchased	8	18
Short-term borrowings	-	51
Long-term borrowings	110	90
Paycheck Protection Program Liquidity Facility borrowings	15	129
Total Interest Expense	4,012	6,413
Net Interest Income	43,494	37,916
PROVISION FOR LOAN LOSSES	915	2,520
Net Interest Income after Provision for Loan Losses	42,579	35,396
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	321	265
Debit card interchange fees	866	647
Other service fees	479	416
Bank owned life insurance	607	930
Gain on sale of securities	24	128
Gain on sale of other real estate owned	103	-
Gain on sale of loans	-	59
Total Other Non-Interest Income	2,400	2,445
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	12,149	11,098
Occupancy and equipment	3,680	3,323
Data processing	2,941	2,585
Advertising and promotion	987	1,096
Professional fees	834	846
FDIC insurance	555	389
Loan & real estate	302	251
Charitable contributions	871	869
Other	1,808	1,653
Total Other Non-Interest Expenses	24,127	22,110

Income before Income Taxes	20,852	15,731
INCOME TAX EXPENSE	4,066	2,921
Net Income	$16,786	$12,810

BASIC EARNINGS PER SHARE	$2.23	$1.71

DILUTED EARNINGS PER SHARE	$2.22	$1.70

DIVIDENDS PER SHARE	$0.30	$0.22

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021		2020

	(In Thousands)

Net Income		$16,786		$12,810
Change in Accumulated Other Comprehensive (Loss) Income:
Unrealized holding (loss) gain
on securities available for sale	(5,205)		2,149
Less: reclassification adjustment
for realized gains	(24)		(128)
	(5,229)		2,021
Income tax effect	1,098		(424)
Net unrealized (loss) gain	(4,131)		1,597
Other comprehensive (loss) income, net of tax		(4,131)		1,597
Comprehensive Income		$12,655		$14,407

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021 and 2020

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2019	$7,544	$25,937	$65,794	$1,340	$(1,000)	$99,615
Net income	-	-	12,810	-	-	12,810
Other comprehensive income, net of tax	-	-	-	1,597	-	1,597
Dividend declared and paid, $0.22 per share	-	-	(1,644)	-	-	(1,644)
Exercise of stock options, 52,611 shares	52	316	-	-	-	368
Stock tendered for funding exercise of
stock options, 11,144 shares	(11)	(145)	-	-	-	(156)
Common stock grants to directors,
12,757 shares	13	135	-	-	-	148
Common stock grants to officers, 34,429 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $758	34	104	-	-	-	138
Shares issued under employee stock purchase plan, 5,039 shares	5	58	-	-	-	63
Purchase treasury stock, 40,000 shares
at $18.00 per share and 3,202 shares at
$14.00 per share	-	-	-	-	(765)	(765)
BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174

BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174
Net income	-	-	16,786	-	-	16,786
Other comprehensive loss, net of tax	-	-	-	(4,131)	-	(4,131)
Dividend declared and paid, $0.30 per share	-	-	(2,253)	-	-	(2,253)
Exercise of stock options, 29,742 shares	30	178	-	-	-	208
Stock tendered for funding exercise of
stock options, 4,600 shares	(4)	(88)	-	-	-	(92)
Common stock grants to directors,
12,009 shares	12	174	-	-	-	186
Common stock grants to officers, 10,298 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $718	10	236	-	-	-	246
Shares issued under employee stock purchase plan, 3,254 shares	3	58	-	-	-	61
Purchase treasury stock, 25,000 shares
at $16.65 per share, 9,400 shares at $19.60
per share, and 3,494 at $20.00 per share	-	-	-	-	(670)	(670)
BALANCE - DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,786	$12,810
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	915	2,520
Amortization of deferred loan costs	136	269
Accretion of deferred Paycheck Protection Program loan fees	(2,388)	(862)
Depreciation	864	760
Net amortization of investment security premiums and discounts	65	492
Stock compensation expense	432	286
Net realized gain on sale of other real estate owned	(103)	-
Income on bank owned life insurance	(607)	(930)
Deferred income taxes	(258)	(558)
Realized gain on sale of securities available for sale	(24)	(128)
Loans originated for sale	-	(689)
Proceeds from sale of loans	-	748
Realized gain on sale of loans	-	(59)
Decrease (increase) in accrued interest receivable	533	(1,088)
Decrease in other assets	800	1,827
Decrease in accrued interest payable	(988)	(1,641)
Decrease in other liabilities	(914)	(123)
Net Cash Provided by Operating Activities	15,249	13,634
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(236,159)	(144,744)
Maturities, calls and principal repayments of securities available for sale	48,232	102,267
Proceeds from sales of securities available for sale	3,333	4,023
Net increase in loans	(18,279)	(76,011)
Net decrease (increase) in Paycheck Protection Program loans	48,154	(53,472)
Net (purchase) redemption of restricted investment in bank stock	(94)	148
Purchase of bank owned life insurance	-	(4,000)
Proceeds from sale of other real estate owned	115	-
Purchases of premises and equipment	(1,512)	(1,983)
Net Cash Used in Investing Activities	(156,210)	(173,772)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	234,646	200,411
Net (decrease) increase in securities sold under agreements to repurchase	(2,360)	6,404
Proceeds from Employee Stock Purchase Plan	61	63
Decrease in short-term borrowed funds	-	(18,067)
Proceeds from long-term borrowed funds	-	14,651
Proceeds from Paycheck Protection Program Liquidity Facility borrowed funds	-	62,039
Repayment of Paycheck Protection Program Liquidity Facility borrowed funds	(50,794)	(11,245)
Purchase of treasury stock	(670)	(765)
Exercise of stock options, net of payment for stock tendered	116	212
Dividends paid	(2,253)	(1,644)
Net Cash Provided by Financing Activities	178,746	252,059
Net Increase in Cash and Cash Equivalents	37,785	91,921
CASH AND CASH EQUIVALENTS - BEGINNING	131,907	39,986
CASH AND CASH EQUIVALENTS - ENDING	$169,692	$131,907

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,000	$8,054
Income taxes paid	$4,634	$3,242

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$12	$-
Right of use assets obtained in exchange for new operating lease liabilities	$1,233	$923

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of other-than-temporary impairment on available for sale debt securities, and the determination of the allowance for loan losses.

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

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing demand deposits with banks, and federal funds sold. Generally, federal funds are purchased or sold for less than one week periods.

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

Embassy Bancorp, Inc.

Other-than-temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2021 and 2020.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2021. No impairment charge was taken related to the FHLB or ACBB restricted stock as of December 31, 2020.

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

As described in Note 2, the Company originated Paycheck Protection Program (“PPP”) loans as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and subsequent 2021 Consolidated Appropriations Act (“CAA”). The non-PPP loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial real estate, commercial construction and commercial. Consumer loans consist of the following classes: residential real estate and other consumer loans.

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

In addition to these historical loss factors, management also uses a qualitative factor that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. In 2020 and 2021, the Bank adjusted the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, unemployment rates and amount of loan modifications due to the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. All loans that received a CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation.

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

Embassy Bancorp, Inc.

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

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses at the time of acquisition. After foreclosure, valuations are periodically performed and the assets are carried at the lower of cost or fair value less cost to sell. Changes in the valuation allowance on foreclosed assets are included in other non-interest income. Costs to maintain the assets are included in other non-interest expenses. Any gain or loss realized upon disposal of other real estate owned is included in other non-interest income. There were no foreclosed assets as of December 31, 2021 and 2020.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a tax deferred investment and a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on certain of its employees and directors. The Company is the owner and primary beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from increases in cash surrender value of the policies is included in non-interest income and is not subject to income taxes unless surrendered. The Company does not intend to surrender these policies, and accordingly, no deferred taxes have been recorded on the earnings from these policies. Subsequent to the December 31, 2021 balance sheet date, in January 2022, a former Company employee in which the Company had purchased BOLI policies, passed away. The Company expects to collect approximately $720 thousand of death proceeds on those policies, for an estimated net gain of approximately $435 thousand.

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

	Year Ended December 31,
	2021	2020

	(Dollars In Thousands, Except Per Share Data)

Net income	$16,786	$12,810

Weighted average shares outstanding	7,517,669	7,469,952
Dilutive effect of potential common
shares, stock options	37,116	53,643
Diluted weighted average common
shares outstanding	7,554,785	7,523,595
Basic earnings per share	$2.23	$1.71
Diluted earnings per share	$2.22	$1.70

There were no stock options not considered in computing diluted earnings per common share for the years ended December 31, 2021 and December 31, 2020.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 6 consecutive months of service during which at least 500 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four year period. The Company’s contributions to the Plan for the years ended December 31, 2021 and 2020 were $278 thousand and $228 thousand, respectively.

Embassy Bancorp, Inc.

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

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

Non-Interest Income

The majority of the Company’s revenue-generating transactions are not subject to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, including revenue generated from financial instruments, such as its loans and investment securities, as these activities are subject to other US GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of Topic 606, which are presented in the consolidated statement of income as components of non-interest income, are merchant processing and credit card processing fees, debit card interchange fees, other service fees on deposit accounts, and gains and losses on other real estate owned. Credit card processing fees include income from consumer and commercial credit cards and merchant processing income. Income for such performance obligations are generally received at the time the performance obligations are satisfied or within the monthly service period. Service fees on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). The Company recognizes debit card interchange fees daily from debit cardholder transactions conducted through the MasterCard payment network. The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction prices and related gain or loss on the sale if a significant financing component is present. The Company does not sell its mortgages on the secondary market, nor does it offer trust or investment brokerage services to its customers to generate fee income.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2021 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements.

Embassy Bancorp, Inc.

Future Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued an update to defer the implementation date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company under SEC Regulation S-K and, therefore, the guidance is effective for the Company in 2023. The Company has not yet determined the impact this standard will have on its financial statements or results of operations. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard. Management will continue to progress on its implementation project plan and improve the Company’s approach throughout the deferral period.

Reclassification

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

Beginning in 2020 and through early 2021, the Company provided certain borrowers affected in a variety of ways by COVID-19 with payment accommodations that facilitate their ability to work through the immediate impact of the virus. Payment accommodations were in the form of short-term principal and/or interest deferrals. These payment accommodations were made in accordance with Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Section 4013 of the CARES Act, enacted on March 27, 2020, provided that the Company may elect to suspend US GAAP for loan modifications related to the pandemic which would otherwise be categorized as troubled debt restructurings and suspend any determination of a loan modified as a result of the effects of the pandemic as being a troubled debt restructuring, including impairment for accounting purposes. Interest income continued to be recognized during the accommodation period.

Embassy Bancorp, Inc.

The following table presents COVID-19 CARES Act Section 4013 loans based on loan type, payment accommodation status, and amount at December 31, 2021 and December 31, 2020:

	December 31, 2021
	Number of Loans - Payment Accommodation Period Ended	Number of Loans - Payment Accommodation Period Active	Total Number of Loans	Loan Amount - Payment Accommodation Period Ended	Loan Amount - Payment Accommodation Period Active	Total Loan Amount
	(Dollars In Thousands)
Commercial real estate	116	-	116	$101,545	$-	$101,545
Commercial	29	-	29	4,107	-	4,107
Residential real estate	52	-	52	10,702	-	10,702
Consumer	2	-	2	24	-	24
Total	199	-	199	$116,378	$-	$116,378

	December 31, 2020
	Number of Loans - Payment Accommodation Period Ended	Number of Loans - Payment Accommodation Period Active	Total Number of Loans	Loan Amount - Payment Accommodation Period Ended	Loan Amount - Payment Accommodation Period Active	Total Loan Amount
	(Dollars In Thousands)
Commercial real estate	130	7	137	$112,016	$16,830	$128,846
Commercial	43	1	44	7,445	752	8,197
Residential real estate	68	4	72	13,517	717	14,234
Consumer	2	-	2	31	-	31
Total	243	12	255	$133,009	$18,299	$151,308

The Company participates in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) under the CARES Act and subsequent 2021 Consolidated Appropriations Act (“CAA”). As of December 31, 2021, the Company had a total of forty-eight (48) PPP loans outstanding with a receivable balance of $8.6 million, net of $165 thousand of unearned origination fees and costs. At December 31, 2020, the Company had a total of four hundred seventy (470) PPP loans outstanding with a receivable balance of $54.3 million, net of $1.2 million of unearned origination fees and costs. From January 1, 2021 to December 31, 2021, the Company originated three hundred thirty-three (333) new PPP loans with a balance of $31.6 million, net of $1.4 million of unearned origination fees and costs. From January 1, 2021 to December 31, 2021, the Company received forgiveness payments from the SBA on PPP loan principal balances of $79.8 million.

These PPP loans are 100% guaranteed by the SBA, have a two year or up to five year maturity and an interest rate of 1% throughout the term of the loan, with payments deferred until forgiveness proceeds are received from the SBA or ten months after the end of the covered period. The SBA may forgive the PPP loans if certain conditions are met by the borrower, including using at least 60% of the proceeds for payroll costs. The SBA also provided the Company with a processing fee for each loan, with the amount of such fee pre-determined by the SBA dependent upon the size of each loan. As of December 31, 2021 and December 31, 2020, the Company has net deferred PPP loan fees and costs of $165 thousand and $1.2 million, respectively, which will be recognized through interest income over the life of the related PPP loans. In accordance with the 100% SBA guarantee and the Company’s opinion that the majority of the PPP loans will be forgiven, the Company has determined that no allowance for loan losses is required on the PPP loans. All PPP loans have a pass rating and none are past due under their contractual terms.

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

Note 3 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows at December 31, 2021 and 2020, respectively:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2021:
U.S. Government agency obligations	$29,146	$-	$(288)	$28,858
Municipal bonds	60,017	1,464	(377)	61,104
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	19	-	530
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	222,101	885	(3,214)	219,772
Total	$311,775	$2,368	$(3,879)	$310,264

December 31, 2020:
U.S. Treasury securities	$9,998	$-	$-	$9,998
U.S. Government agency obligations	39,059	1	(24)	39,036
Municipal bonds	37,409	1,967	-	39,376
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	512	31	-	543
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	40,244	1,743	-	41,987
Total	$127,222	$3,742	$(24)	$130,940

The amortized cost and fair value of securities as of December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$685	$686
Due after one year through five years	30,376	30,091
Due after five years through ten years	6,707	6,983
Due after ten years	51,395	52,202
	89,163	89,962
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	530
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	222,101	219,772
	$311,775	$310,264

Embassy Bancorp, Inc.

Gross gains of $24 thousand and $128 thousand were realized on the sales of securities for the year ended December 31, 2021 and December 31, 2020, respectively. There were no gross losses on the sales of securities for the year ended December 31, 2021 and December 31, 2020.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and December 31, 2020, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2021:	(In Thousands)
U.S. Government agency obligations	$9,911	$(84)	$18,947	$(204)	$28,858	$(288)
Municipal bonds	20,722	(377)	-	-	20,722	(377)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	190,435	(3,214)	-	-	190,435	(3,214)
Total Temporarily Impaired Securities	$221,068	$(3,675)	$18,947	$(204)	$240,015	$(3,879)

December 31, 2020:
U.S. Government agency obligations	$31,369	$(24)	$-	$-	$31,369	$(24)
Total Temporarily Impaired Securities	$31,369	$(24)	$-	$-	$31,369	$(24)

The Company had seventy (70) securities in an unrealized loss position at December 31, 2021 and five (5) securities in an unrealized loss position at December 31, 2020. Unrealized losses are due only to market interest rate fluctuations. As of December 31, 2021, the Company either has the intent and ability to hold the securities until maturity or market price recovery or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities. None of the individual losses are significant.

Securities with a carrying value of $114.0 million and $98.7 million at December 31, 2021 and December 31, 2020, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 4 – Loans Receivable and Credit Quality

The Company has presented PPP loans of $8.6 million at December 31, 2021 and $54.3 million at December 31, 2020 separately from loans receivable on the Consolidated Balance Sheet. As described in Note 2, PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are risk rated as pass and considered current for payment status purpose. PPP loans are not included in the following composition and credit quality tables.

Embassy Bancorp, Inc.

The following table presents the composition of loans receivable (excluding PPP loans):

	December 31,
	2021	2020

	(In Thousands)

Commercial real estate	$440,655	$452,251
Commercial construction	6,100	12,176
Commercial	41,923	48,114
Residential real estate	618,694	576,437
Consumer	642	640

Total Loans	1,108,014	1,089,618

Unearned net loan origination costs	25	291
Allowance for Loan Losses	(11,484)	(10,570)

Net Loans	$1,096,555	$1,079,339

The following table summarizes information in regard to the allowance for loan losses (excluding PPP loans) as of December 31, 2021 and 2020, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses
Year Ending December 31, 2021
Beginning Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570
Charge-offs	-	-	-	(2)	(2)	-	(4)
Recoveries	-	-	-	3	-	-	3
Provisions	21	(79)	480	232	2	259	915
Ending Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484

Year Ending December 31, 2020
Beginning Balance - December 31, 2019	$3,221	$121	$770	$3,488	$19	$403	$8,022
Charge-offs	-	-	-	-	-	-	-
Recoveries	24	-	-	4	-	-	28
Provisions	1,134	29	78	993	(5)	291	2,520
Ending Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570

Embassy Bancorp, Inc.

The following tables represent the allocation of the allowance for loan losses and the related loan portfolio, (excluding PPP loans), disaggregated based on impairment methodology at December 31, 2021 and December 31, 2020, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2021
Allowance for Loan Losses
Ending Balance	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Ending balance: individually evaluated for impairment	$-	$7	$41	$116	$-	$-	$164
Ending balance: collectively evaluated for impairment	$4,400	$64	$1,287	$4,602	$14	$953	$11,320

Loans receivables:
Ending balance	$440,655	$6,100	$41,923	$618,694	$642		$1,108,014
Ending balance: individually evaluated for impairment	$1,433	$311	$248	$1,508	$-		$3,500
Ending balance: collectively evaluated for impairment	$439,222	$5,789	$41,675	$617,186	$642		$1,104,514

December 31, 2020
Allowance for Loan Losses
Ending Balance	$4,379	$150	$848	$4,485	$14	$694	$10,570
Ending balance: individually evaluated for impairment	$21	$-	$23	$125	$-	$-	$169
Ending balance: collectively evaluated for impairment	$4,358	$150	$825	$4,360	$14	$694	$10,401

Loans receivables:
Ending balance	$452,251	$12,176	$48,114	$576,437	$640		$1,089,618
Ending balance: individually evaluated for impairment	$1,547	$315	$230	$1,548	$-		$3,640
Ending balance: collectively evaluated for impairment	$450,704	$11,861	$47,884	$574,889	$640		$1,085,978

Embassy Bancorp, Inc.

The following table summarizes information in regard to impaired loans (excluding PPP loans) by loan portfolio class as of December 31, 2021 and 2020, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,433	$1,673		$981	$69
Commercial construction	55	55		249	2
Commercial	-	-		-	-
Residential real estate	932	1,002		1,283	36
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$513	$-
Commercial construction	256	256	7	64	8
Commercial	248	248	41	232	10
Residential real estate	576	576	116	586	21
Consumer	-	-	-	-	-
Total:
Commercial real estate	$1,433	$1,673	$-	$1,494	$69
Commercial construction	311	311	7	313	10
Commercial	248	248	41	232	10
Residential real estate	1,508	1,578	116	1,869	57
Consumer	-	-	-	-	-
	$3,500	$3,810	$164	$3,908	$146
December 31, 2020
With no related allowance recorded:
Commercial real estate	$851	$1,091		$870	$49
Commercial construction	315	315		315	10
Commercial	-	-		-	-
Residential real estate	944	1,014		873	32
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$696	$696	$21	$699	$21
Commercial construction	-	-	-	-	-
Commercial	230	230	23	232	9
Residential real estate	604	604	125	614	22
Consumer	-	-	-	1	-
Total:
Commercial real estate	$1,547	$1,787	$21	$1,569	$70
Commercial construction	315	315	-	315	10
Commercial	230	230	23	232	9
Residential real estate	1,548	1,618	125	1,487	54
Consumer	-	-	-	1	-
	$3,640	$3,950	$169	$3,604	$143

Embassy Bancorp, Inc.

The following table presents the classes of the loan portfolio (excluding PPP loans), summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2021 and December 31, 2020, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2021	(In Thousands)
Commercial real estate	$439,280	$-	$1,375	$-	$440,655
Commercial construction	5,789	-	311	-	6,100
Commercial	41,899	24	-	-	41,923
Residential real estate	617,533	489	672	-	618,694
Consumer	642	-	-	-	642
Total	$1,105,143	$513	$2,358	$-	$1,108,014

December 31, 2020
Commercial real estate	$450,823	$-	$1,428	$-	$452,251
Commercial construction	11,861	-	315	-	12,176
Commercial	48,114	-	-	-	48,114
Residential real estate	575,344	512	581	-	576,437
Consumer	640	-	-	-	640
Total	$1,086,782	$512	$2,324	$-	$1,089,618

The following table presents nonaccrual loans by classes of the loan portfolio:

	December 31,

	2021	2020

	(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	242	274
Consumer	-	-
Total	$242	$274

Embassy Bancorp, Inc.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding PPP loans) summarized by the past due status as of December 31, 2021 and 2020, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

December 31, 2021	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$440,655	$440,655	$-
Commercial construction	-	-	-	-	6,100	6,100	-
Commercial	-	-	-	-	41,923	41,923	-
Residential real estate	-	12	217	229	618,465	618,694	-
Consumer	-	-	-	-	642	642	-
Total	$-	$12	$217	$229	$1,107,785	$1,108,014	$-

December 31, 2020
Commercial real estate	$514	$-	$-	$514	$451,737	$452,251	$-
Commercial construction	-	-	-	-	12,176	12,176	-
Commercial	-	-	-	-	48,114	48,114	-
Residential real estate	336	-	42	378	576,059	576,437	-
Consumer	2	-	-	2	638	640	-
Total	$852	$-	$42	$894	$1,088,724	$1,089,618	$-

At December 31, 2021, the Company had $217 thousand in recorded investment in consumer loans collateralized by residential real estate property that is in the process of foreclosure.

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

Embassy Bancorp, Inc.

The following table presents TDRs outstanding at December 31, 2021 and 2020, respectively:

	Accrual Loans	Non-Accrual Loans	Total Modifications

	(In Thousands)
December 31, 2021
Commercial real estate	$1,027	$-	$1,027
Commercial construction	256	-	256
Commercial	248	-	248
Residential real estate	806	13	819
Consumer	-	-	-
Total	$2,337	$13	$2,350

December 31, 2020
Commercial real estate	$1,125	$-	$1,125
Commercial construction	260	-	260
Commercial	230	-	230
Residential real estate	944	15	959
Consumer	-	-	-
Total	$2,559	$15	$2,574

There were no new TDRs during the year ended December 31, 2020. The following table presents new TDRs during the year ended December 31, 2021:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Year Ending December 31, 2021
Commercial	1	$24	$24
	1	$24	$24

The TDR listed above, consisting of a six-month interest only period, required an impairment reserve of $24 thousand recorded in the allowance for loan losses at December 31, 2021. As December 31, 2021 and 2020, no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the years ended December 31, 2021 and December 31, 2020.

Note 5 - Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Embassy Bancorp, Inc.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2021	2020

	(In Thousands)

Commitments to grant loans, fixed	$1,877	$5,080
Commitments to grant loans, variable	-	75
Unfunded commitments under lines of credit, fixed	17,618	6,833
Unfunded commitments under lines of credit, variable	135,660	123,430
Standby letters of credit	9,522	5,412

Total	$164,677	$140,830

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2021 and 2020 was $9.5 million and $5.4 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $7.3 million and $3.4 million, respectively. The current amount of the liability as of December 31, 2021 and 2020 for guarantees under standby letters of credit issued is not considered material.

Note 6 - Bank Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
	2021	2020

	(In Thousands)

Furniture, fixtures and equipment	$4,190	$3,902
Leasehold improvements	4,129	3,419
Buildings	1,163	1,141
Computer equipment and data processing software	1,509	4,083
Automobiles	150	272

	11,141	12,817
Accumulated depreciation	(7,147)	(9,471)

	$3,994	$3,346

Embassy Bancorp, Inc.

Note 7 – Deposits

The components of deposits:

	December 31,
	2021	2020

	(In Thousands)

Demand, non-interest bearing	$323,513	$269,996
Demand, NOW and money market, interest bearing	248,401	199,845
Savings	739,637	546,784
Time, $250 and over	54,739	85,272
Time, other	100,735	130,482
Total deposits	$1,467,025	$1,232,379

At December 31, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2022	$103,300
2023	41,791
2024	6,667
2025	1,460
2026	2,256

$155,474

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

	2021	2020

	(Dollars In Thousands)

Balance outstanding at December 31	$11,252	$13,612
Weighted average interest rate at the end of the year	0.068%	0.058%
Average daily balance during the year	$12,869	$11,027
Weighted average interest rate during the year	0.065%	0.159%
Maximum month-end balance during the year	$15,741	$14,430

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

Embassy Bancorp, Inc.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2021 and December 31, 2020:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2021
Repurchase Agreements:
Corporate Institutions	$11,252	$-	$11,252	$(11,252)	$-	$-

December 31, 2020
Repurchase Agreements:
Corporate Institutions	$13,612	$-	$13,612	$(13,612)	$-	$-

As of December 31, 2021 and December 31, 2020, the fair value of securities pledged was $20.3 million and $17.5 million, respectively.

Note 9 – Short-term and Long-term Borrowings

Federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At December 31, 2021, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $717.6 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of December 31, 2021 and December 31, 2020. There were $14.7 million in long-term FHLB advances outstanding as of December 31, 2021 and December 31, 2020. All FHLB borrowings are secured by qualifying assets of the Bank.

The components of long-term borrowings with the FHLB at December 31, 2021 were as follows:

	2021

	(Dollars in Thousands)

Maturity Date	Interest Rate	Outstanding

March 2022	0.79%	$10,000
March 2022	0.64%	2,663
March 2022	0.61%	1,988
Total Outstanding Borrowings		$14,651

Embassy Bancorp, Inc.

Subsequent to December 31, 2021, in March 2022, each of the above FHLB borrowings was repaid in full by the Bank.

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2021 and December 31, 2020. Advances from this line are unsecured.

In October 2021, the Company obtained a $5.0 million unsecured revolving line of credit facility (the “Line”) from the ACBB, of which none is outstanding at December 31, 2021. Under the terms of the Line, the Company can borrow under the facility in an amount not to exceed $5.0 million, with borrowing proceeds used to support general corporate expenses and liquidity requirements. Funds can be down streamed to support the Bank. The Line has a one year maturity, a floating interest rate at the Wall Street Journal Prime rate, and is unsecured. Interest on outstanding borrowings will be payable monthly, with the entire outstanding principal balance together with all unpaid, accrued interest due on the maturity date.

As described in Note 2, the Bank had no long-term PPPLF borrowings through the Federal Reserve Bank of Philadelphia as of December 31, 2021 and had $50.8 million, at an interest rate of 0.35%, as of December 31, 2020. All PPPLF borrowings were secured by PPP loans.

Note 10 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Senior Loan Officer.

The Company has an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death, or disability. As of December 31, 2021 and December 31, 2020, other liabilities include $6.7 million and $6.0 million, respectively, accrued under these plans. For the years ended December 31, 2021 and December 31, 2020, $688 thousand and $712 thousand, respectively, were expensed under these plans.

Note 11 - Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the SIP and extend the term of the SIP for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock, and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At December 31, 2021, there were 430,507 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements

Embassy Bancorp, Inc.

with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over a service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the SIP and through the Company’s restricted stock grants activity for the year ended December 31, 2021, there have been 209,606 awards granted. During the years ended December 31, 2021 and 2020 there were 22,307 and 47,186 awards granted, respectively. During the years ended December 31, 2021 and 2020 the Company recognized $432 thousand and $286 thousand in compensation expense for the restricted stock awards.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2021 and 2020 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2019	35,254	$13.63
Granted	47,186	12.45
Vested	(20,656)	12.82

Non-Vested at December 31, 2020	61,784	$13.13
Granted	22,307	17.60
Vested	(30,367)	14.19

Non-Vested at December 31, 2021	53,724	$14.38

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There was no stock compensation expense related to these options for the year ended December 31, 2021 and December 31, 2020. At December 31, 2021, there was no unrecognized cost to the stock options.

Activities under the SIP, related to stock options, is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2019	116,243	$7.34
Granted	-	-
Exercised	(52,611)	7.00
Forfeited	-	-

Outstanding, December 31, 2020	63,632	$7.61
Granted	-	-
Exercised	(29,742)	7.00
Forfeited	-	-

Outstanding, December 31, 2021	33,890	$8.15

Exercisable, December 31, 2021	33,890	$8.15

Embassy Bancorp, Inc.

Stock options outstanding at December 31, 2021 are exercisable at prices ranging from $6.01 to $14.03 per share. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2021 is 1.41 years. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2020 was 1.82 years, respectively. At December 31, 2021, the aggregate intrinsic value of options outstanding and exercisable was $408 thousand. The intrinsic value was determined by using the latest known sales price of the Company’s common stock.

The following table summarizes information about the range of exercise prices for stock options outstanding at December 31, 2021:

Range of Exercise Price	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable

$6.01 to $8.02	$7.51	29,663	1.05	29,663
$12.03 to $14.03	$12.64	4,227	3.98	4,227

		33,890	1.41	33,890

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 18,515 shares have been issued as of December 31, 2021. The Company recognized discount expense in relation to the employee stock purchase plan of $3 thousand during the years ending December 31, 2021 and 2020.

Note 12 – Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income, both before tax and net of tax, are as follows:

	Year Ended December 31,
	2021			2020

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(5,205)	$1,093	$(4,112)	$2,149	$(451)	$1,698
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	(24)	5	(19)	(128)	27	(101)
Total other comprehensive (loss) income	$(5,229)	$1,098	$(4,131)	$2,021	$(424)	$1,597

(A) Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

A summary of the realized gains on securities available for sale for the years ended December 31, 2021 and 2020, net of tax, is as follows:

	Year Ended
	Year Ended December 31,
	2021	2020

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$(24)	$(128)
Income taxes	5	27
Net of tax	$(19)	$(101)

A summary of the accumulated other comprehensive (loss) income, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2021 and 2020
Balance January 1, 2021	$2,937
Other comprehensive loss before reclassifications	(4,112)
Amounts reclassified from accumulated other comprehensive income	(19)
Net other comprehensive loss during the period	(4,131)
Balance December 31, 2021	$(1,194)

Balance January 1, 2020	$1,340
Other comprehensive income before reclassifications	1,698
Amounts reclassified from accumulated other comprehensive income	(101)
Net other comprehensive income during the period	1,597
Balance December 31, 2020	$2,937

Note 13 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2021, due to the reserve requirement ratios being set at 0% effective March 26, 2020, the Company had no minimum reserve requirement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Embassy Bancorp, Inc.

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

As of December 31, 2021, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2021 and 2020 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2021:
Total capital (to risk-weighted assets)	$135,004	14.0%	$	≥	77,045	≥	8.0%	$	≥	96,306	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	123,520	12.8		≥	43,338	≥	4.5		≥	62,599	≥	6.5
Tier 1 capital (to risk-weighted assets)	123,520	12.8		≥	57,784	≥	6.0		≥	77,045	≥	8.0
Tier 1 capital (to average assets)	123,520	7.7		≥	64,091	≥	4.0		≥	80,114	≥	5.0

December 31, 2020:
Total capital (to risk-weighted assets)	$119,583	13.1%	$	≥	73,119	≥	8.0%	$	≥	91,399	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	109,013	11.9		≥	41,130	≥	4.5		≥	59,409	≥	6.5
Tier 1 capital (to risk-weighted assets)	109,013	11.9		≥	54,839	≥	6.0		≥	73,119	≥	8.0
Tier 1 capital (to average assets)	109,013	8.1		≥	53,721	≥	4.0		≥	67,152	≥	5.0

The Company’s actual capital amounts and ratios at December 31, 2021 and 2020 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2021:
Total capital (to risk-weighted assets)	$135,193	14.0%	$	≥	76,991	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	123,709	12.9		≥	43,307	≥	4.5
Tier 1 capital (to risk-weighted assets)	123,709	12.9		≥	57,743	≥	6.0
Tier 1 capital (to average assets)	123,709	7.7		≥	64,092	≥	4.0

December 31, 2020:
Total capital (to risk-weighted assets)	$119,807	13.1%	$	≥	73,122	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	109,237	12.0		≥	41,131	≥	4.5
Tier 1 capital (to risk-weighted assets)	109,237	12.0		≥	54,841	≥	6.0
Tier 1 capital (to average assets)	109,237	8.1		≥	53,722	≥	4.0

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

Embassy Bancorp, Inc.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2021 and 2020 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$28,858	$-	$28,858
Municipal bonds	-	61,104	-	61,104
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	530	-	530
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	219,772	-	219,772
December 31, 2021 Securities available for sale	$-	$310,264	$-	$310,264

U.S. Treasury securities	$-	$9,998	$-	$9,998
U.S. Government agency obligations	-	39,036	-	39,036
Municipal bonds	-	39,376	-	39,376
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	543	-	543
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	41,987	-	41,987
December 31, 2020 Securities available for sale	$-	$130,940	$-	$130,940

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2021 Impaired loans	$-	$-	$916	$916
December 31, 2020 Impaired loans	$-	$-	$1,361	$1,361

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

Embassy Bancorp, Inc.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At both December 31, 2021 and December 31, 2020, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
December 31, 2021:
Impaired loans	$916	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-22.8%)
		pending agreement of sale	Liquidation expenses (2)	0% to -8.5% (-7.7%)
December 31, 2020:
Impaired loans	$1,361	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-15.1%)
		pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-8.5%)

(1)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(2)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2021 and 2020:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
December 31, 2021:
Financial assets:
Cash and cash equivalents	$169,692	$169,692	$169,692	$-	$-
Securities available-for-sale	310,264	310,264	-	310,264	-
Loans receivable, net of allowance	1,096,555	1,141,467	-	-	1,141,467
Paycheck Protection Program loans receivable	8,568	8,163	-	-	8,163
Restricted investments in bank stock	1,424	1,424	-	1,424	-
Accrued interest receivable	2,603	2,603	-	2,603	-
Financial liabilities:
Deposits	1,467,025	1,467,938	-	1,467,938	-
Securities sold under agreements to
repurchase and federal funds purchased	11,252	11,252	-	11,252	-
Long-term borrowings	14,651	14,665	-	-	14,665
Accrued interest payable	652	652	-	652	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2020:
Financial assets:
Cash and cash equivalents	$131,907	$131,907	$131,907	$-	$-
Securities available-for-sale	130,940	130,940	-	130,940	-
Loans receivable, net of allowance	1,079,339	1,158,545	-	-	1,158,545
Paycheck Protection Program loans receivable	54,334	54,632		-	54,632
Restricted investments in bank stock	1,330	1,330	-	1,330	-
Accrued interest receivable	3,136	3,136	-	3,136	-
Financial liabilities:
Deposits	1,232,379	1,235,483	-	1,235,483	-
Securities sold under agreements to
repurchase and federal funds purchased	13,612	13,612	-	13,612	-
Long-term borrowings	14,651	14,707	-	-	14,707
Paycheck Protection Program
Liquidity Facility	50,794	50,810	-	-	50,810
Accrued interest payable	1,640	1,640	-	1,640	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 15 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families, and affiliated companies (commonly referred to as related parties).

Embassy Bancorp, Inc.

Related parties were indebted to the Company for loans totaling $15.3 million and $16.2 million at December 31, 2021 and 2020, respectively. During 2021, loans totaling $857 thousand were disbursed and loan repayments totaled $1.8 million.

Deposits with related parties were $17.1 million and $18.4 million at December 31, 2021 and 2020, respectively.

Fees paid to related parties for legal services for the years ended December 31, 2021 and 2020 were approximately $59 thousand and $29 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as disclosed in Note 16.

Note 16 - Lease Commitments

The Company’s leases are all classified as operating leases. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities on the present value of unpaid future minimum lease payments. Additionally, the amounts for the branch leases were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. At December 31, 2021 and 2020 the weighted average discount rate for all operating leases was 2.90% and 3.00%, respectively, with branch leases having a weighted average discount rate of 2.93% and 3.04%, respectively, and equipment leases having a weighted average discount rate of 1.08% and 1.20%, respectively. These leases expire at various dates through October 2030. All operating equipment leases do not have renewal language in their contracts and therefore use the current term. As of December 31, 2021, the operating leases overall had a weighted average lease term of 5.78 years, with the branch leases having a weighted average life of 5.83 years and equipment leases having a weighted average life of 3.19 years.

At December 31, 2021, the Company had right of use assets of $8.7 million (included in other assets) and lease liabilities of $8.9 million (included in other liabilities) and at December 31, 2020, the Company had right of use assets of $9.0 million (included in other assets) and lease liabilities of $9.2 million (included in other liabilities), respectively. The cost for operating leases was $1.8 million for the year ended December 31, 2020 and the cost of operating leases was $1.7 million, including short-term lease cost of $18 thousand, for the year ended December 31, 2020, respectively. Operating cash flow paid for lease liabilities was $1.8 million for the year ended December 31, 2021 and $1.6 million for the year ended December 31, 2020, respectively.

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

Embassy Bancorp, Inc.

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of December 31, 2021, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2022	$1,118	$660	$55	$1,833
2023	1,135	672	41	1,848
2024	1,065	685	39	1,789
2025	761	698	22	1,481
2026	740	671	-	1,411
Thereafter	1,231	55	-	1,286
Total Payments	6,050	3,441	157	9,648
Less: Discount Amount	431	280	2	713
Total Lease Liability	$5,619	$3,161	$155	$8,935

Rent expense to related parties was $661 thousand for the years ended December 31, 2021 and 2020, respectively, as described in Note 15.

Note 17 - Federal Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2021	2020

	(In Thousands)

Current	$4,324	$3,479
Deferred	(258)	(558)
Income Tax Expense	$4,066	$2,921

A reconciliation of the statutory federal income tax at a rate of 21% as of December 31, 2021 and December 31, 2020 to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2021		2020

	(In Thousands)

	Dollar	%	Dollar	%
Federal income tax at statutory rate	$4,379	21.0%	$3,303	21.0%
Tax-exempt interest	(243)	(1.2)%	(208)	(1.3)%
Bank owned life insurance	(104)	(0.5)%	(171)	(1.1)%
Other	34	0.2%	(3)	0.0%

Income Tax Expense	$4,066	19.5%	$2,921	18.6%

The Company evaluates its tax positions which is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2021 and 2020, the Company had no material unrecognized tax benefits or accrued interest and penalties. The

Embassy Bancorp, Inc.

Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The components of the net deferred tax asset (included in other assets) are as follows:

	December 31,
	2021	2020

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$2,412	$2,220
Deferred compensation	1,406	1,261
Lease liability	1,876	1,938
Unrealized loss on securities available for sale	317	-
Other	19	4

Total Deferred Tax Assets	6,030	5,423

Deferred tax liabilities:
Premises and equipment	87	53
Prepaid assets	321	221
Deferred loan costs	589	629
Right of use asset	1,834	1,896
Unrealized gain on securities available for sale	-	781

Total Deferred Tax Liabilities	$2,831	$3,580

Net Deferred Tax Asset	$3,199	$1,843

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Embassy Bancorp, Inc.

Note 18 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2021	2020
	(In Thousands)
ASSETS

Cash	$481	$473
Other assets	43	33
Investment in subsidiary	122,325	111,950
Total Assets	$122,849	$112,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$334	$282
Stockholders’ equity	122,515	112,174
Total Liabilities and Stockholders’ Equity	$122,849	$112,456

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2021	2020
	(In Thousands)

Other expenses	$(482)	$(449)
Equity in net income of banking subsidiary	17,171	13,169
Income before income taxes	16,689	12,720
Income tax benefit	97	90
Net income	$16,786	$12,810

Equity in other comprehensive (loss) gain of banking subsidiary	(4,131)	1,597
Comprehensive income	$12,655	$14,407

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2021	2020
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$16,786	$12,810
Adjustments to reconcile net income to net cash used in
operating activities:
Stock compensation expense	432	286
Net change in other assets and liabilities	42	39
Equity in net income of banking subsidiary	(17,171)	(13,169)
Net Cash Provided By (Used in) Operating Activities	89	(34)

Cash Flows Provided By Investing Activities:
Dividend from banking subsidiary	2,665	2,385

Cash Flows from Financing Activities:
Exercise of stock options, net of payment for stock tendered,
and proceeds from employee stock purchase plan	177	275
Purchase of treasury stock	(670)	(765)
Dividends paid	(2,253)	(1,644)

Net Cash Used in Financing Activities	(2,746)	(2,134)
Net Increase in Cash	8	217
Cash – Beginning	473	256

Cash – Ending	$481	$473

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2021, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 48 of this report, and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Governance of the Company,” “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors”, “Report of Audit Committee” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2022 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Agreements with Executive Officers” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2022 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2022 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2022 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2022 annual meeting of shareholders.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed).
3.2	By-Laws.
4.1	Description of the Company's Securities.
10.1	Amended and Restated Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant's definitive proxy statement filed on May 1, 2019).
10.2	Form of Stock Option Grant Agreement – Directors.
10.3	Form of Stock Option Grant Agreement – Executive Officers.
10.4	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 12, 2021).
10.5	Lease Addendum dated January 1, 2005 for additional space in Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 12, 2021).
10.6

Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed on March 30, 2017).

10.7

Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates LLC (Incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K filed on March 15, 2018).

10.8

Lease Renewal dated February 17, 2017 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on February 21, 2017).

10.9

Lease Expansion Agreement dated June 15, 2018 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on June 19, 2018).

10.10

Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated May 24, 2018 (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on May 29, 2018).

10.11

Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated May 24, 2018 (Incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on May 29, 2018).

10.12

Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated February 20, 2009 (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K filed on March 12, 2021).

10.13	Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010.
10.14	Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010.
10.15

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K filed on March 30, 2017).

10.16	Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010.
10.17

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013 (Incorporated by reference to Exhibit 10.27 of Registrant’s Form 10-K filed on March 13, 2019).

10.18

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

10.21

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
10.23

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 1, 2013 (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K filed on March 13, 2019).

10.24

Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated January 23, 2014 (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K filed on March 11, 2020).

10.25

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 23, 2015 (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K filed on March 12, 2021).

10.26	Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2016.
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

10.29

Amendment No. 4 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 18, 2020 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 21, 2020).

10.30

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 23, 2015 (Incorporated by reference to Exhibit 10.39 of Registrant’s Form 10-K filed on March 12, 2021).

10.31	Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2016.
10.32

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 20, 2017 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 20, 2017).

10.33

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2018 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 21, 2018).

10.34

Amendment No. 4 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 18, 2020 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on December 21, 2020).

10.35	Embassy Bancorp, Inc. Employee Stock Purchase Plan.
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the financial statements captions “Earnings Per Share.”

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly US, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document. *
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL
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

EMBASSY BANCORP, INC.

Dated: March 18, 2022	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 18, 2022	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2022	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 18, 2022	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 18, 2022	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 18, 2022	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 18, 2022	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 18, 2022	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 18, 2022	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 18, 2022	/s/ John T. Yurconic
John T. Yurconic, Director