Form 10-Q
period 2022-03-31
Embassy Bancorp, Inc.
filed 2022-05-10
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 6, 2022	($1.00 Par Value)	7,552,300
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	March 31,	December 31,
ASSETS	2022	2021

	(In Thousands, Except Share Data)
Cash and due from banks	$15,176	$15,244
Interest bearing demand deposits with banks	134,093	153,448
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	150,269	169,692
Securities available for sale	342,117	310,264
Restricted investment in bank stock	838	1,424
Loans receivable, net of allowance for loan losses of $11,485 in 2022; $11,484 in 2021	1,092,785	1,096,555
Paycheck Protection Program loans receivable	2,125	8,568
Premises and equipment, net of accumulated depreciation	3,972	3,994
Bank owned life insurance	25,448	25,796
Accrued interest receivable	2,714	2,603
Other assets	20,192	14,298
Total Assets	$1,640,460	$1,633,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$340,724	$323,513
Interest bearing	1,165,887	1,143,512
Total Deposits	1,506,611	1,467,025
Securities sold under agreements to repurchase	13,227	11,252
Long-term borrowings	-	14,651
Accrued interest payable	625	652
Other liabilities	17,047	17,099
Total Liabilities	1,537,510	1,510,679
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2022 issued 7,699,326 shares; outstanding 7,552,300 shares;
2021 issued 7,687,919 shares; outstanding 7,541,776 shares;	7,699	7,688
Surplus	27,259	26,963
Retained earnings	95,694	91,493
Accumulated other comprehensive loss	(25,249)	(1,194)
Treasury stock, at cost: 147,026 and 146,143 shares at March 31, 2022 and
December 31, 2021, respectively	(2,453)	(2,435)
Total Stockholders' Equity	102,950	122,515
Total Liabilities and Stockholders' Equity	$1,640,460	$1,633,194

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2022	2021

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$9,779	$10,128
Paycheck Protection Program loans, including fees	174	1,100
Securities, taxable	1,291	326
Securities, non-taxable	282	206
Short-term investments, including federal funds sold	63	29
Total Interest Income	11,589	11,789
INTEREST EXPENSE
Deposits	875	1,093
Securities sold under agreements to repurchase and federal
funds purchased	2	2
Long-term borrowings	19	27
Paycheck Protection Program Liquidity Facility borrowings	-	15
Total Interest Expense	896	1,137
Net Interest Income	10,693	10,652
PROVISION FOR LOAN LOSSES	-	465
Net Interest Income after Provision for Loan Losses	10,693	10,187
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	86	69
Debit card interchange fees	203	185
Other service fees	112	106
Bank owned life insurance	369	148
Gain on sale of securities	-	24
Total Other Non-Interest Income	770	532
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,256	2,884
Occupancy and equipment	961	919
Data processing	840	666
Advertising and promotion	146	186
Professional fees	209	208
FDIC insurance	129	123
Loan & real estate	73	75
Charitable contributions	225	194
Other	477	430
Total Other Non-Interest Expenses	6,316	5,685

Income Before Income Taxes	5,147	5,034
INCOME TAX EXPENSE	946	990
Net Income	$4,201	$4,044

BASIC EARNINGS PER SHARE	$0.56	$0.54

DILUTED EARNINGS PER SHARE	$0.56	$0.53

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2022		2021

	(In Thousands)

Net Income		$4,201		$4,044
Change in Accumulated Other Comprehensive Loss:
Unrealized holding loss on securities available for sale	(30,449)		(2,546)
Less: reclassification adjustment for realized gains	-		(24)
	(30,449)		(2,570)
Income tax effect	6,394		540
Net unrealized loss	(24,055)		(2,030)
Other comprehensive loss, net of tax		(24,055)		(2,030)
Comprehensive (Loss) Income		$(19,854)		$2,014

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2022
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515
Net income	-	-	4,201	-	-	4,201
Other comprehensive loss, net of tax	-	-	-	(24,055)	-	(24,055)
Common stock grants to directors, 10,701 shares	10	213	-	-	-	223
Compensation expense recognized on stock
grants, net of unearned compensation expense
of $649	-	69	-	-	-	69
Shares issued under employee stock purchase
plan, 706 shares	1	14	-	-	-	15
Purchase of treasury stock, 883 shares at $20.79 per share	-	-	-	-	(18)	(18)
BALANCE - MARCH 31, 2022	$7,699	$27,259	$95,694	$(25,249)	$(2,453)	$102,950

	Three Months Ended March 31, 2021
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174
Net income	-	-	4,044	-	-	4,044
Other comprehensive loss, net of tax	-	-	-	(2,030)	-	(2,030)
Common stock grants to directors, 12,009 shares	12	174	-	-	-	186
Compensation expense recognized on stock
grants, net of unearned compensation expense
of $698	-	60	-	-	-	60
Shares issued under employee stock purchase
plan, 807 shares	1	12	-	-	-	13
Purchase of treasury stock, 25,000 shares at $16.65 per share	-	-	-	-	(416)	(416)
BALANCE - MARCH 31, 2021	$7,650	$26,651	$81,004	$907	$(2,181)	$114,031

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,201	$4,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	465
Amortization of deferred loan costs	40	51
Accretion of deferred Paycheck Protection Program loan fees	(163)	(964)
Depreciation	229	197
Net (accretion) amortization of investment security premiums and discounts	(74)	95
Stock compensation expense	292	246
Income on bank owned life insurance	(369)	(148)
Realized gain on sale of securities available for sale	-	(24)
(Increase) decrease in accrued interest receivable	(111)	22
Decrease in other assets	1,217	83
Decrease in accrued interest payable	(27)	(571)
(Decrease) increase in other liabilities	(52)	475
Net Cash Provided by Operating Activities	5,183	3,971
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(70,589)	(57,533)
Maturities, calls and principal repayments of securities available for sale	8,361	21,402
Proceeds from sales of securities available for sale	-	3,333
Net decrease (increase) in loans	3,730	(8,934)
Net decrease in Paycheck Protection Program loans	6,606	7,584
Net redemption of restricted investment in bank stock	586	-
Purchases of premises and equipment	(207)	(46)
Net Cash Used in Investing Activities	(51,513)	(34,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	39,586	73,229
Net increase (decrease) in securities sold under agreements to repurchase	1,975	(4,018)
Proceeds from Employee Stock Purchase Plan	15	13
Repayments of long-term borrowed funds	(14,651)	-
Repayment of Paycheck Protection Program Liquidity Facility borrowed funds	-	(50,794)
Purchase of treasury stock	(18)	-
Net Cash Provided by Financing Activities	26,907	18,430
Net Decrease in Cash and Cash Equivalents	(19,423)	(11,793)
CASH AND CASH EQUIVALENTS - BEGINNING	169,692	131,907
CASH AND CASH EQUIVALENTS - ENDING	$150,269	$120,114

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$923	$1,708
Income taxes paid	$-	$200

Non-cash Investing and Financing Activities:

Right of use assets obtained in exchange for new operating lease liabilities	$-	$635
Unsettled trades to purchase securities	$-	$2,987
Unsettled purchase of treasury stock	$-	$416
Bank owned life insurance death benefit proceeds receivable	$717	$-

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. For the three months ended March 31, 2022, the Company recognized approximately $437 thousand of bank owned life insurance income, consisting of $717 thousand of death benefit proceeds less $280 thousand in underlying cash surrender value, on a former officer who passed away in January 2022. At March 31, 2022, the Company recorded a receivable of $717 thousand for the cash proceeds. Of this amount, $373 thousand was received by the Company in April 2022, with the remainder to be received when the underlying insurance company finalizes processing the claim.

Certain amounts in the 2021 consolidated financial statements may have been reclassified to conform to 2022 presentation. These reclassifications had no effect on 2021 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented herein are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2021.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At March 31, 2022 and December 31, 2021, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2022:
U.S. Government agency obligations	$34,055	$-	$(1,144)	$32,911
Municipal bonds	69,064	302	(7,536)	61,830
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	-	(31)	480
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	270,447	42	(23,593)	246,896
Total	$374,077	$344	$(32,304)	$342,117

December 31, 2021:
U.S. Government agency obligations	29,146	-	(288)	28,858
Municipal bonds	60,017	1,464	(377)	61,104
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	19	-	530
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	222,101	885	(3,214)	219,772
Total	$311,775	$2,368	$(3,879)	$310,264

The amortized cost and fair value of securities as of March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$510	$509
Due after one year through five years	34,424	33,281
Due after five years through ten years	6,666	6,612
Due after ten years	61,519	54,339
	103,119	94,741
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	480
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	270,447	246,896
Total	$374,077	$342,117

There were no sales of securities for the three months ended March 31, 2022 and no gross losses on the sales of securities for the three months ended March 31, 2022 and March 31, 2021. Gross gains of $24 thousand were realized on sales of securities for the three months ended March 31, 2021.

Securities with a carrying value of $125.2 million and $114.0 million at March 31, 2022 and December 31, 2021, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2022:	(In Thousands)
U.S. Government agency obligations	$4,749	$(162)	$28,162	$(982)	$32,911	$(1,144)
Municipal bonds	51,448	(7,456)	346	(80)	51,794	(7,536)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	480	(31)	-	-	480	(31)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	216,362	(20,230)	26,469	(3,363)	242,831	(23,593)
Total Temporarily Impaired Securities	$273,039	$(27,879)	$54,977	$(4,425)	$328,016	$(32,304)
	.
December 31, 2021:
U.S. Government agency obligations	$9,911	$(84)	$18,947	$(204)	$28,858	$(288)
Municipal bonds	20,722	(377)	-	-	20,722	(377)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	190,435	(3,214)	-	-	190,435	(3,214)
Total Temporarily Impaired Securities	$221,068	$(3,675)	$18,947	$(204)	$240,015	$(3,879)

The Company had one hundred sixty-two (162) securities in an unrealized loss position at March 31, 2022 and seventy (70) securities in an unrealized loss position at December 31, 2021. As of March 31, 2022, the Company either has the intent and ability to hold the securities until maturity or market price recovery or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities, and are a result of changes in the interest rate environment, not the credit quality. None of the individual losses are significant.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $798 thousand as of March 31, 2022 and $1.4 million at December 31, 2021, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at March 31, 2022 and December 31, 2021.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2022.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Loans and Credit Quality

The Company has presented Paycheck Protection Program (“PPP”) loans of $2.1 million, net of $2 thousand of unearned origination fees and costs, at March 31, 2022 and $8.6 million, net of $165 thousand of unearned origination fees and costs, at December 31, 2021, respectively, separately from loans receivable on the Consolidated Balance Sheet. PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are risk rated as pass and none are past due under their contractual terms. PPP loans are excluded in the following composition and credit quality tables.

The following table presents the composition of loans receivable at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022		December 31, 2021
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$438,463	39.71%	$440,655	39.77%
Commercial construction	4,906	0.44%	6,100	0.55%
Commercial	39,963	3.62%	41,923	3.78%
Residential real estate	620,269	56.17%	618,694	55.84%
Consumer	625	0.06%	642	0.06%
Total loans	1,104,226	100.00%	1,108,014	100.00%
Unearned origination fees	44		25
Allowance for loan losses	(11,485)		(11,484)
Net Loans	$1,092,785		$1,096,555

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2022 and December 31, 2021, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

March 31, 2022	(In Thousands)
Commercial real estate	$437,103	$-	$1,360	$-	$438,463
Commercial construction	4,597	-	309	-	4,906
Commercial	39,939	24	-	-	39,963
Residential real estate	619,132	484	653	-	620,269
Consumer	625	-	-	-	625
Total	$1,101,396	$508	$2,322	$-	$1,104,226

December 31, 2021
Commercial real estate	$439,280	$-	$1,375	$-	$440,655
Commercial construction	5,789	-	311	-	6,100
Commercial	41,899	24	-	-	41,923
Residential real estate	617,533	489	672	-	618,694
Consumer	642	-	-	-	642
Total	$1,105,143	$513	$2,358	$-	$1,108,014

At March 31, 2022 and December 31, 2021, the Company had no foreclosed assets and had $217 thousand in recorded investment in one (1) consumer mortgage loan collateralized by real estate property that is in the process of foreclosure. In April 2022, the borrower repaid the loan in full with no loss to the Company.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,418	$1,658		$1,433	$1,673
Commercial construction	55	55		55	55
Commercial	-	-		-	-
Residential real estate	904	974		932	1,002
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	254	254	5	256	256	7
Commercial	246	246	40	248	248	41
Residential real estate	570	570	114	576	576	116
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,418	$1,658	$-	$1,433	$1,673	$-
Commercial construction	309	309	5	311	311	7
Commercial	246	246	40	248	248	41
Residential real estate	1,474	1,544	114	1,508	1,578	116
Consumer	-	-	-	-	-	-
	$3,447	$3,757	$159	$3,500	$3,810	$164

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,426	$16	$846	$15
Commercial construction	55	1	315	3
Commercial	-	-	-	-
Residential real estate	918	4	1,148	7
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$693	$7
Commercial construction	255	2	-	-
Commercial	247	2	229	2
Residential real estate	573	5	600	5
Consumer	-	-	-	-
Total:
Commercial real estate	$1,426	$16	$1,539	$22
Commercial construction	310	3	315	3
Commercial	247	2	229	2
Residential real estate	1,491	9	1,748	12
Consumer	-	-	-	-
	$3,474	$30	$3,831	$39

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2022	December 31, 2021

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	229	242
Consumer	-	-
Total	$229	$242

In April 2022, $217 thousand of the above March 31, 2022 non-accrual loans were repaid in full by the borrower with no loss to the Company.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2022 and December 31, 2021, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2022	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$438,463	$438,463	$-
Commercial construction	-	-	-	-	4,906	4,906	-
Commercial	-	-	-	-	39,963	39,963	-
Residential real estate	74	-	217	291	619,978	620,269	-
Consumer	-	-	-	-	625	625	-
Total	$74	$-	$217	$291	$1,103,935	$1,104,226	$-

December 31, 2021
Commercial real estate	$-	$-	$-	$-	$440,655	$440,655	$-
Commercial construction	-	-	-	-	6,100	6,100	-
Commercial	-	-	-	-	41,923	41,923	-
Residential real estate	-	12	217	229	618,465	618,694	-
Consumer	-	-	-	-	642	642	-
Total	$-	$12	$217	$229	$1,107,785	$1,108,014	$-

The following tables detail the activity in the allowance for loan losses for the three months ended March 31, 2022 and 2021:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending March 31, 2022
Beginning Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	231	(12)	(25)	318	(4)	(508)	-
Ending Balance - March 31, 2022	$4,631	$59	$1,303	$5,037	$10	$445	$11,485

Three Months Ending March 31, 2021
Beginning Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570
Charge-offs	-	-	-	-	(2)	-	(2)
Recoveries	-	-	-	1	-	-	1
Provisions	308	(37)	68	11	-	115	465
Ending Balance - March 31, 2021	$4,687	$113	$916	$4,497	$12	$809	$11,034

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2022 and December 31, 2021:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2022
Allowance for Loan Losses
Ending Balance	$4,631	$59	$1,303	$5,037	$10	$445	$11,485
Ending balance: individually evaluated for impairment	$-	$5	$40	$114	$-	$-	$159
Ending balance: collectively evaluated for impairment	$4,631	$54	$1,263	$4,923	$10	$445	$11,326

Loans receivables:
Ending balance	$438,463	$4,906	$39,963	$620,269	$625		$1,104,226
Ending balance: individually evaluated for impairment	$1,418	$309	$246	$1,474	$-		$3,447
Ending balance: collectively evaluated for impairment	$437,045	$4,597	$39,717	$618,795	$625		$1,100,779

December 31, 2021
Allowance for Loan Losses
Ending Balance	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Ending balance: individually evaluated for impairment	$-	$7	$41	$116	$-	$-	$164
Ending balance: collectively evaluated for impairment	$4,400	$64	$1,287	$4,602	$14	$953	$11,320

Loans receivables:
Ending balance	$440,655	$6,100	$41,923	$618,694	$642		$1,108,014
Ending balance: individually evaluated for impairment	$1,433	$311	$248	$1,508	$-		$3,500
Ending balance: collectively evaluated for impairment	$439,222	$5,789	$41,675	$617,186	$642		$1,104,514

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDR’s outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

March 31, 2022	(In Thousands)
Commercial real estate	$1,017	$-	$1,017
Commercial construction	254	-	254
Commercial	246	-	246
Residential real estate	796	12	808
Consumer	-	-	-
	$2,313	$12	$2,325

December 31, 2021
Commercial real estate	$1,027	$-	$1,027
Commercial construction	256	-	256
Commercial	248	-	248
Residential real estate	806	13	819
Consumer	-	-	-
	$2,337	$13	$2,350

As of March 31, 2022, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three months ended March 31, 2022 and 2021.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three months ended March 31, 2022 and 2021.

Beginning in 2020 and through early 2021, the Company provided certain borrowers affected in a variety of ways by COVID-19 with payment accommodations that facilitated their ability to work through the immediate impact of the virus. Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company did not categorize these modifications as troubled debt restructurings. As of March 31, 2022, the Company had one hundred eighty-six (186) loans totaling $109.0 million, for which the payment accommodation period had ended and the loans had resumed payments under their original contractual terms. As of December 31, 2021, the Company had one hundred ninety-nine (199) loans totaling $116.4 million, for which the payment accommodation period had ended and the loans had resumed payments under their original contractual terms.

Note 6 – Deposits

The components of deposits at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(In Thousands)

Demand, non-interest bearing	$340,724	$323,513
Demand, NOW and money market, interest bearing	251,249	248,401
Savings	763,854	739,637
Time, $250 and over	55,841	54,739
Time, other	94,943	100,735
Total deposits	$1,506,611	$1,467,025

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2022 (remainder of the year)	$81,228
2023	57,875
2024	6,984
2025	2,007
2026	2,126
2027	564
$150,784

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At March 31, 2022, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $714.3 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2022 and December 31, 2021. There were no long-term FHLB advances outstanding as of March 31, 2022 and $14.7 million in long-term FHLB advances outstanding as of December 31, 2021. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2022 and December 31, 2021. Advances from this line are unsecured.

The Company has a revolving line of credit facility with the ACBB of $5.0 million, of which none was outstanding at March 31, 2022 and December 31, 2021. Advances from this line are unsecured.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At March 31, 2022, there were 419,806 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended March 31, 2022, there have been 220,307 awards granted. During the three months ended March 31, 2022 and 2021 there were 10,701 and 12,009 awards granted, respectively. During the three months ended March 31, 2022 and March 31, 2021, the Company recognized compensation expense for restricted stock awards of $292 thousand and $246 thousand, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 there was no unrecognized cost remaining for these unexercised options and all outstanding options are fully vested.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 19,221 shares have been issued as of March 31, 2022. The Company recognized discount expense in relation to the ESPP of $1 thousand for the three months ended March 31, 2022 and 2021, respectively.

Note 9 – Other Comprehensive Loss

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Management believes that the unrealized losses on securities available for sale are a result of current market conditions, primarily changes in the interest rate environment.

The components of other comprehensive loss both before tax and net of tax are as follows:

	Three Months Ended March 31,
	2022			2021

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(30,449)	$6,394	$(24,055)	$(2,546)	$535	$(2,011)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(24)	5	(19)
Total other comprehensive loss	$(30,449)	$6,394	$(24,055)	$(2,570)	$540	$(2,030)

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale for the three months ended March 31, 2022 and 2021, net of tax, is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$-	$(24)
Income taxes	-	5
Net of tax	$-	$(19)

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive (loss) income net of tax is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2022 and 2021	(In Thousands)
Balance January 1, 2022	$(1,194)
Other comprehensive loss before reclassifications	(24,055)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(24,055)
Balance March 31, 2022	$(25,249)

Balance January 1, 2021	$2,937
Other comprehensive loss before reclassifications	(2,011)
Amounts reclassified from accumulated other comprehensive income	(19)
Net other comprehensive loss during the period	(2,030)
Balance March 31, 2021	$907

Note 10 – Basic and Diluted Earnings per Share

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

	Three Months Ended
	March 31,
	2022	2021
	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$4,201	$4,044

Weighted average shares outstanding	7,546,144	7,532,246
Dilutive effect of potential common shares, stock options	19,865	33,235
Diluted weighted average common shares outstanding	7,566,009	7,565,481

Basic earnings per share	$0.56	$0.54
Diluted earnings per share	$0.56	$0.53

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2022 and March 31, 2021.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2022 and December 31, 2021, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Government agency obligations	$-	$32,911	$-	$32,911
Municipal bonds	-	61,830	-	61,830
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	480	-	480
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	246,896	-	246,896
March 31, 2022 Securities available for sale	$-	$342,117	$-	$342,117

U.S. Government agency obligations	-	28,858	-	28,858
Municipal bonds	-	61,104	-	61,104
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	530	-	530
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	219,772	-	219,772
December 31, 2021 Securities available for sale	$-	$310,264	$-	$310,264

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

(In Thousands)
March 31, 2022 Impaired loans	$-	$-	$911	$911
December 31, 2021 Impaired loans	$-	$-	$916	$916

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

At March 31, 2022, of the impaired loans having an aggregate balance of $3.4 million, $2.4 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.1 million in impaired loans, an aggregate valuation allowance of $159 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2022 and December 31, 2021, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

		(Dollars In Thousands)
March 31, 2022:
Impaired loans	$911	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-22.8%)
		pending agreement of sale	Liquidation expenses (2)	0% to -8.5% (-7.7%)
December 31, 2021:
Impaired loans	$916	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-22.8%)
		pending agreement of sale	Liquidation expenses (2)	0% to -8.5% (-7.7%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2022 and December 31, 2021:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2022:
Financial assets:
Cash and cash equivalents	$150,269	$150,269	$150,269	$-	$-
Securities available-for-sale	342,117	342,117	-	342,117	-
Loans receivable, net of allowance	1,092,785	1,130,635	-	-	1,130,635
Paycheck Protection Program loans receivable	2,125	1,995	-	-	1,995
Restricted investments in bank stock	838	838	-	838	-
Accrued interest receivable	2,714	2,714	-	2,714	-
Financial liabilities:
Deposits	1,506,611	1,505,534	-	1,505,534	-
Securities sold under agreements to
repurchase and federal funds purchased	13,227	13,227	-	13,227	-
Accrued interest payable	625	625	-	625	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2021:
Financial assets:
Cash and cash equivalents	$169,692	$169,692	$169,692	$-	$-
Securities available-for-sale	310,264	310,264	-	310,264	-
Loans receivable, net of allowance	1,096,555	1,141,467	-	-	1,141,467
Paycheck Protection Program loans receivable	8,568	8,163		-	8,163
Restricted investments in bank stock	1,424	1,424	-	1,424	-
Accrued interest receivable	2,603	2,603	-	2,603	-
Financial liabilities:
Deposits	1,467,025	1,467,938	-	1,467,938	-
Securities sold under agreements to
repurchase and federal funds purchased	11,252	11,252	-	11,252	-
Long-term borrowings	14,651	14,665	-	-	14,665
Accrued interest payable	652	652	-	652	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Future Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued an update to defer the implementation date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company under SEC Regulation S-K and, therefore, the guidance is effective for the Company in 2023. The Company has not yet determined the impact this standard will have on its financial statements or results of operations. Management is in the process of gathering all necessary data and is reviewing potential methods to calculate the expected credit losses. Management is currently in the process of calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard. Management will continue to progress on its implementation project plan and improve the Company’s approach throughout the deferral period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2021. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, (v) changes in accounting policies or procedures as may be required by FASB or regulatory agencies, (vi) risks and uncertainties related to the COVID-19 pandemic and its variants and resulting governmental and societal responses, (vii) geopolitical events in the Ukraine, and (viii) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2021 and subsequent filings with the SEC.

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

Since its inception, the Board’s philosophy has been and continues to be that, by running the Bank with a view toward the long term, only good things will happen for the Bank’s customers, team members, shareholders and the Lehigh Valley community.

At March 31, 2022, the Company continued to be in a strong financial and operational condition. The Bank’s March 31, 2022 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at March 31, 2022 was 0.23% and the ratio of non-performing assets to total assets was 0.15%. The Company had its last Community Reinvestment Act (“CRA”) examination in 2022 and received a “satisfactory” rating.

The Company’s assets increased $7.3 million from $1.63 billion at December 31, 2021 to $1.64 billion at March 31, 2022. The increase was due to an increase of $31.9 million in securities available for sale and an increase of $5.9 million in other assets; offset by a decrease of $19.4 million in cash and cash equivalents, a decrease of $3.8 million in net loans receivable (excluding PPP loans), and a decrease of $6.4 million in net PPP loans receivable due to net loan forgiveness. The growth in securities available for sale was primarily funded by deposits. The decrease in cash and cash equivalents was primarily due to FHLB long term borrowings of $14.7 million maturing and being paid off during the first quarter of 2022, purchases of available for sale securities, offset, in part, by the forgiveness of PPP loans, net loan payoffs (excluding PPP), and an increase in deposits. The Company's deposits grew $39.6 million from $1.47 billion at December 31, 2021 to $1.51 billion at March 31, 2022. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the growth is the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company also continues to capitalize on opportunities created by recent merger announcements, name changes, and competitive branch hour adjustments and/or closures in the Company’s market area, attracting customers looking to relocate to a local, reputable community bank.

Net loans receivable (excluding PPP loans) decreased by $3.8 million to $1.09 billion at March 31, 2022 from $1.10 billion at December 31, 2021, due in part to several larger non-PPP loan payoffs during the quarter. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence, its pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments. See expanded discussion under the Financial Conditions: Loans section below.

Net income for the three months ended March 31, 2022 was $4.2 million compared to net income for the three months ended March 31, 2021 of $4.0 million, an increase of $157 thousand, or 3.9%. Basic and diluted earnings per share increased to $0.56 for the three months ended March 31, 2022, as compared to $0.54 and $0.53, respectively, for the three months ended March 31, 2021. The difference in net income for the three months ended March 31, 2022 and March 31, 2021 resulted from an increase in non-interest income and decreases in the provision for loan losses and income tax expense; offset by an increase in non-interest expenses. The Company’s pre-tax net income for the three months ended March 31, 2021 included $1.1 million of PPP loan interest and fees.

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

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and non-taxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2022 and 2021.

Total interest income for the three months ended March 31, 2022 decreased $200 thousand to $11.6 million, as compared to $11.8 million for the three months ended March 31, 2021. Average earning assets were $1.59 billion for the three months ended March 31, 2022 as compared to $1.38 billion for the three months ended March 31, 2021. The tax equivalent yield on average earning assets was 2.98% for the first quarter of 2022 compared to 3.48% for the first quarter of 2021.

Total interest expense for the three months ended March 31, 2022 decreased $241 thousand to $896 thousand, as compared to $1.1 million for the three months ended March 31, 2021. Average interest bearing liabilities were $1.17 billion for the three months ended March 31, 2022 as compared to $1.02 billion for the three months ended March 31, 2021. The yield on average interest bearing liabilities was 0.31% and 0.45% for the first quarter of 2022 and 2021, respectively.

Net interest income remained relatively flat at $10.7 million for the three months ended March 31, 2022 and March 31, 2021. The slight improvement in net interest income is, in part, the result of an increase in the balances of taxable loans, an increase in taxable and non-taxable investments due to purchases of $70.6 million, an increase in interest bearing deposits with banks, along with an increase in the rate of taxable investments and interest bearing deposit with banks. Also contributing to the improvement in net interest income for the three months ended March 31, 2022 was a decrease in the balance and rates of certificates of deposit, a decrease in interest expense on long term FHLB borrowings due to being paid off in the first quarter of 2022, and no interest expense from PPPLF borrowings due to being paid off in the first quarter of 2021. The improvements were offset, in part, by a decrease in the interest and fee income from PPP loans, a decrease in the rates of taxable loans and non-taxable investments, and an increase in the balance of interest bearing demand deposits, NOW, money market and savings. The Company’s net interest margin is 2.73% on a US GAAP basis and 2.76% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2022, as compared to 3.13% on a US GAAP basis and 3.15% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2021.

The Company’s net interest margin was also affected by the balance of PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings, which bore an interest rate of 0.35% and were paid off in early February 2021. The net interest margin on a tax equivalent (non-US GAAP) basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the three months ended March 31, 2022 was 2.72%, compared to 2.93% for the three months ended March 31, 2021.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2022 and 2021, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2022			2021
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,099,510	$9,733	3.59%	$1,092,019	$10,080	3.74%
Loans - Paycheck Protection Program	4,358	174	16.19%	51,469	1,100	8.67%
Loans - non-taxable (1)	6,115	46	3.86%	6,404	48	3.85%
Investment securities - taxable	294,277	1,291	1.78%	105,806	326	1.25%
Investment securities - non-taxable (1)	43,715	282	3.31%	30,009	206	3.52%
Federal funds sold	1,000	-	0.07%	1,000	-	0.04%
Interest bearing deposits with banks	137,585	63	0.19%	94,943	29	0.12%
TOTAL INTEREST EARNING ASSETS	1,586,560	11,589	2.98%	1,381,650	11,789	3.48%
Less allowance for loan losses	(11,484)			(10,730)
Other assets	62,034			60,591
TOTAL ASSETS	$1,637,110			$1,431,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$243,728	$35	0.06%	$203,400	$32	0.06%
Savings	752,782	514	0.28%	565,814	396	0.28%
Certificates of deposit	153,663	326	0.86%	210,608	665	1.28%
Securities sold under agreements to repurchase and other borrowings	22,359	21	0.38%	27,397	29	0.43%
Paycheck Protection Program Liquidity
Facility borrowings	-	-	0.00%	17,261	15	0.35%
TOTAL INTEREST BEARING LIABILITIES	1,172,532	896	0.31%	1,024,480	1,137	0.45%

Non-interest bearing demand deposits	331,210			272,323
Other liabilities	15,391			20,112
Stockholders' equity	117,977			114,596
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,637,110			$1,431,511

Net interest income		$10,693			$10,652
Tax equivalent adjustments
Loans		12			13
Investments		75			55
Total tax equivalent adjustments		87			68
Net interest income on a tax equivalent basis		$10,780			$10,720
Net interest spread (US GAAP basis)			2.65%			3.01%
Net interest margin (US GAAP basis)			2.73%			3.13%
Net interest spread (non-US GAAP basis) (3)			2.67%			3.03%
Net interest margin (non-US GAAP basis) (3)			2.76%			3.15%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2022 and 2021, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2022 and 2021, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended
	March 31, 2022
	compared to March 31, 2021
	(In Thousands)
		Due to change in:
	Total
	Change	Volume	Rate

Interest-earning assets:
Loans - taxable	$(347)	$69	$(416)
Loans - Paycheck Protection Program	(926)	(1,007)	81
Loans - non-taxable	(2)	(2)	-
Investment securities - taxable	965	581	384
Investment securities - non-taxable	76	94	(18)
Federal funds sold	-	-	-
Interest bearing deposits with banks	34	13	21
Total net change in income on
interest-earning assets	(200)	(252)	52

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	3	6	(3)
Savings	118	131	(13)
Certificates of deposit	(339)	(180)	(159)
Total deposits	(218)	(43)	(175)
Securities sold under agreements to
repurchase and other borrowings	(8)	(5)	(3)
Paycheck Protection Program
Liquidity Facility borrowings	(15)	(15)	-
Total net change in expense on
interest-bearing liabilities	(241)	(63)	(178)
Change in net interest income	$41	$(189)	$230

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

For the three months ended March 31, 2022, there was no provision for loan losses, as compared to $465 thousand for the same period ended March 31, 2021. In the three months ended March 31, 2022 there were no charge-offs and $1 thousand in recoveries, as compared to $2 thousand in charge-offs and $1 thousand in recoveries for the three months ended March 31, 2021. The provision for loan losses is a function of the allowance for loan loss methodology that the Company uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. During 2021 and through the three months ending March 31, 2022, the Company increased the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, including concerns over inflation, supply chain and geopolitical events in the Ukraine, unemployment rates, and the amount of loan modifications due to the COVID-19 pandemic. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its March 31, 2022 allowance for loan loss levels. The allowance for loan losses is $11.5 million as of March 31, 2022, which is 1.04% of total loans receivable and 1.04% of loans receivable excluding PPP loans, compared to $11.0 million or 0.96% of total loans receivable and 1.00% of loans receivable excluding PPP loans as of March 31, 2021. At December 31, 2021, the allowance for loan losses was $11.5 million, which represented 1.03% of total loans receivable and 1.04% of loans receivable excluding PPP loans. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loans receivable (excluding PPP loans) portfolio:

	Three Months Ended
	March 31,
	2022	2021

	(In Thousands)
Loans receivable at end of period	$1,104,226	$1,098,613
Allowance for loan losses:
Balance, beginning	$11,484	$10,570
Provision for loan losses	-	465
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	(2)
Total loans charged off	-	(2)
Recoveries of loans previously charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	1	1
Consumer	-	-
Total recoveries	1	1
Net charge offs	1	(1)
Balance at end of period	$11,485	$11,034
Allowance for loan losses to loans receivable at end of period	1.04%	1.00%

Non-interest Income

Total non-interest income was $770 thousand for the three months ended March 31, 2022 compared to $532 thousand for the same period in 2021. The increase is, in part, attributable to an increase in bank owned life insurance income of $221 thousand primarily due to death benefit proceeds, offset by a decrease in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets. Additional increases in non-interest income are attributable to an increase in merchant and credit card processing fees of $17 thousand, an increase in debit card interchange fees of $18 thousand, and an increase of $6 thousand in other service fees, in part, due to an expanding customer base. The increase was offset by a gain on the sale of securities of $24 thousand during the three months ended March 31, 2021.

Non-interest Expense

Non-interest expenses increased $631 thousand from $5.7 million for the three months ended March 31, 2021 to $6.3 million for the three months ended March 31, 2022. The Company had a 6.3% increase in full-time equivalent employees from ninety-six (96) at March 31, 2021 to one hundred and two (102) at March 31, 2022, respectively. New hires included a commercial lender and various branch and other operational personnel. The increase in the number of employees, together with the annual increases in salaries and benefits, increase in employee taxes, increase in health insurance cost, increase in stock grant expense, and a decrease in deferred compensation costs primarily associated with PPP loan originations in the first quarter of 2021, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to an increase of $42 thousand in occupancy and equipment due in part to the opening of the Company’s new branch office at 2002 West Liberty Street in Allentown, Pennsylvania, along with an increase in equipment expenditures, an increase of $174 thousand in data processing due primarily to e-commerce, the expanding customer base, and fees for the Company’s upcoming transition to a new online banking platform, an increase of $31 thousand in charitable contributions primarily due to a Neighborhood Assistance Program contribution made in the first quarter of 2022, and a $47 thousand increase in other expenses due, in part, to an increase in debit card production, bank shares tax, director compensation, customer entertainment, and fraud losses. These increases in non-interest expenses were offset, in part, by a decrease of $40 thousand in advertising and promotions.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2022 totaled $946 thousand, or 18.4% of income before taxes, compared to income taxes for the three months ended March 31, 2021 totaling $990 thousand, or 19.7% of income before taxes. The decrease in the tax rate is, in part, the result of change in the mix of taxable and tax free investments and the increase in income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, and government agency bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of March 31, 2022. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at March 31, 2022 were $342.1 million compared to $310.3 million at December 31, 2021. The increase in the investment portfolio resulted from the purchase of twelve (12) mortgage-backed securities, two (2) government agency bonds, eighteen (18) tax-free municipal bonds, and six (6) taxable municipal bonds totaling $70.6 million; offset by principal pay downs on mortgage-backed securities and the calls of six (6) non-taxable municipal bonds totaling $8.4 million, and an increase in unrealized losses of $30.4 million. The carrying value of the securities portfolio as of March 31, 2022 includes a net unrealized loss of $32.0 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $1.5 million at December 31, 2021. The current unrealized loss position of the securities portfolio is due to changes in market interest rates since purchase. No securities are deemed to be other than temporarily impaired.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (excluding PPP loans) at March 31, 2022 decreased $3.8 million to $1.09 billion from $1.10 billion at December 31, 2021. The gross loan-to-deposit ratio (excluding PPP loans) decreased from 76% at December 31, 2021 to 73% at March 31, 2022. The Company’s loan portfolio at March 31, 2022 was comprised of residential real estate and consumer loans of $620.9 million, an increase of $1.6 million from December 31, 2021, and commercial loans of $483.3 million, a decrease of $5.3 million from December 31, 2021. The commercial loan decrease was caused, in part, by several larger non-PPP loan payoffs during the quarter and the timing of the closing of pipeline loans. The Company’s commercial loan pipeline nearly doubled to approximately $80 million in March 2022, compared to December 2021. The Company also added a new commercial lender in the first quarter of 2022. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. The Company was a participant in the SBA PPP program to support the needs of its small business clients. PPP loans receivable at March 31, 2022 and December 31, 2021 was $2.1 million and $8.6 million, respectively. Including PPP loans receivable, the gross loan-to-deposit ratio was 73% and 76% at March 31, 2022 and December 31, 2021, respectively.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company did not categorize these modifications as troubled debt restructurings. As of March 31, 2022, the Company had one hundred eighty-six (186) loans totaling $109.0 million, for which the payment accommodation period has ended and the loans have resumed payments under their original contractual terms.

Credit Risk and Loan Quality

The Company’s allowance for loan losses remained flat at $11.5 million at March 31, 2022, an increase of $1 thousand compared to December 31, 2021. At March 31, 2022 and December 31, 2021, the allowance for loan losses represented 1.04% and 1.03% of total loans receivable. At March 31, 2022 and December 31, 2021, the allowance for loan losses represented 1.04%, respectively, of total loans receivable excluding PPP loans, which are guaranteed by the SBA. During the first quarter of 2022, the Company increased the other economic conditions methodology to reflect record inflation, continued supply chain disruptions, and overarching economic implications caused by the Ukraine conflict, leading to an increase in the allowance for loan losses as a percentage of total loans receivable and a decrease in the unallocated reserve. In determining its allowance for loan loss level at March 31, 2022, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. All loans that had the CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. The Company’s non-performing loans to total loans receivable was 0.23% at March 31, 2022, compared to 0.28% at March 31, 2021 and 0.23% at December 31, 2021. The Company’s nonperforming loans to total loans receivable excluding PPP loans was 0.23% at March 31, 2022, compared to 0.29% at March 31, 2021 and 0.23% at December 31, 2021. At March 31, 2022 approximately 96% of the Company’s loan portfolio is collateralized by real estate. The Company is not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for loan losses as new information becomes available.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three months ended March 31, 2022.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2022	2021	2021

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	229	242	692
Restructured loans, accruing interest and less than 90 days past due	2,313	2,337	2,531
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	2,542	2,579	3,223
Foreclosed assets	-	-	-
Total nonperforming assets	$2,542	$2,579	$3,223
Nonperforming loans to total loans (excluding PPP loans)	0.23%	0.23%	0.29%
Nonperforming assets to total assets	0.15%	0.16%	0.22%
Non-accrual loans to total loans (excluding PPP loans)	0.02%	0.02%	0.06%
Allowance to non-accrual loans	5015.28%	4745.45%	1594.51%
Net charge-offs (recoveries) to average loans (excluding PPP loans)	0.00%	0.00%	0.00%

Premises and Equipment

The Company’s premises and equipment, net of accumulated depreciation, slightly decreased $22 thousand from December 31, 2021 to March 31, 2022. This decrease is due to depreciation on existing premises and equipment purchases, offset by new purchases.

Deposits

Total deposits at March 31, 2022 increased $39.6 million to $1.51 billion from $1.47 billion at December 31, 2021. The increase in the Company’s deposits was due to an increase of $20.1 million in demand, NOW and money market deposits and a $24.2 million increase in savings deposits; offset by a decrease of $4.7 million in time deposits. The growth in total deposits was primarily due to organic growth of new and existing customers. The funds were primarily used to fund new loan growth, purchase securities and to pay off FHLB long-term borrowings.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $150.3 million at March 31, 2022, compared to $169.7 million at December 31, 2021.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. At March 31, 2022, the Company had $342.1 million of available for sale securities. Securities with carrying values of approximately $125.2 million and $114.0 million at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At March 31, 2022, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $714.3 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of March 31, 2022 and December 31, 2021. There were no long-term FHLB advances outstanding as of March 31, 2022 and $14.7 million in long-term FHLB advances outstanding as of December 31, 2021. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2022 and December 31, 2021. Advances from this line are unsecured.

The Company has a revolving line of credit facility with the ACBB of $5.0 million, of which none was outstanding at March 31, 2022 and December 31, 2021. Advances from this line are unsecured.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $181.1 million and $164.7 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the Company had letters of credit outstanding of $9.4 million and $9.5 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs. Management will continue to evaluate the Company’s liquidity position for changes caused by the COVID-19 pandemic.

Capital Resources and Adequacy

Total stockholders’ equity was $103.0 million as of March 31, 2022, representing a net decrease of $19.6 million from December 31, 2021. The decrease in capital was primarily the result of an increase of $24.1 million in unrealized losses due to market conditions on available for sale securities and treasury stock purchases of $18 thousand, offset by net income of $4.2 million and an increase in surplus of $296 thousand due to stock grants and employee stock purchases with compensation expense.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined in the regulations). As of March 31, 2022, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2022	December 31, 2021

	(Dollars In Thousands)
Tier I, common stockholders' equity	$127,905	$123,520
Tier II, allowable portion of allowance for loan losses	11,485	11,484
Total capital	$139,390	$135,004

Common equity tier 1 capital ratio	13.0%	12.8%
Tier I risk based capital ratio	13.0%	12.8%
Total risk based capital ratio	14.2%	14.0%
Tier I leverage ratio	7.8%	7.7%

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

The capital ratios to be considered “well capitalized” under the capital rules are: common equity of 6.5%, Tier 1 leverage of 5%, Tier 1 risk-based capital of 8%, and total risk-based capital of 10%.

The Company qualifies as a small bank holding company and is not subject to the Federal Reserve’s consolidated capital rules, although an institution that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company has elected to continue to report those amounts and ratios.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2022	December 31, 2021

	(Dollars In Thousands)
Tier I, common stockholders' equity	$128,199	$123,709
Tier II, allowable portion of allowance for loan losses	11,485	11,484
Total capital	$139,684	$135,193

Common equity tier 1 capital ratio	13.1%	12.9%
Tier I risk based capital ratio	13.1%	12.9%
Total risk based capital ratio	14.2%	14.0%
Tier I leverage ratio	7.8%	7.7%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at March 31, 2022. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.7%
Down 200 basis points	-4.4%

Up 100 basis points	1.1%
Up 200 basis points	2.1%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2022, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, the Reader should carefully consider the factors discussed in “Risk Factors” included within the Company’s 2021 Form 10-K and subsequent filings with the SEC. There are no material changes from such risk factors. Such risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number of shares of common stock repurchased by the Company, and the average paid for such shares, during the first quarter of 2022. The Company has not adopted or publicly announced any purchase plan program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	N/A	N/A	N/A	N/A
February 1 - 28, 2022	N/A	N/A	N/A	N/A
March 1 - 31, 2022	883	$20.79	N/A	N/A

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's
Form 10-K filed on March 18, 2022).
3.2	Amended and Restated By-Laws (conformed) (Incorporated by reference to Exhibit 3.2 of Registrant's
Form 10-K filed on March 18, 2022).
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

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 10, 2022	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 10, 2022	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer