Form 10-Q
period 2022-06-30
Embassy Bancorp, Inc.
filed 2022-08-10
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 5, 2022	($1.00 Par Value)	7,553,258
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	June 30,	December 31,
ASSETS	2022	2021

	(In Thousands, Except Share Data)
Cash and due from banks	$19,150	$15,244
Interest bearing demand deposits with banks	112,736	153,448
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	132,886	169,692
Securities available for sale	324,876	310,264
Restricted investment in bank stock	995	1,424
Loans receivable, net of allowance for loan losses of $11,836 in 2022; $11,484 in 2021	1,134,555	1,096,555
Paycheck Protection Program loans receivable	1,991	8,568
Premises and equipment, net of accumulated depreciation	3,949	3,994
Bank owned life insurance	25,309	25,796
Accrued interest receivable	2,728	2,603
Other assets	25,355	14,298
Total Assets	$1,652,644	$1,633,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$371,714	$323,513
Interest bearing	1,160,951	1,143,512
Total Deposits	1,532,665	1,467,025
Securities sold under agreements to repurchase	12,845	11,252
Long-term borrowings	-	14,651
Accrued interest payable	474	652
Other liabilities	19,811	17,099
Total Liabilities	1,565,795	1,510,679
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2022 issued 7,700,284 shares; outstanding 7,553,258 shares;
2021 issued 7,687,919 shares; outstanding 7,541,776 shares;	7,700	7,688
Surplus	27,346	26,963
Retained earnings	96,821	91,493
Accumulated other comprehensive loss	(42,565)	(1,194)
Treasury stock, at cost: 147,026 and 146,143 shares at June 30, 2022 and
December 31, 2021, respectively	(2,453)	(2,435)
Total Stockholders' Equity	86,849	122,515
Total Liabilities and Stockholders' Equity	$1,652,644	$1,633,194

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$10,165	$10,208	$19,944	$20,336
Paycheck Protection Program loans, including fees	7	458	181	1,558
Securities, taxable	1,502	629	2,793	955
Securities, non-taxable	302	238	584	444
Short-term investments, including federal funds sold	218	31	281	60
Total Interest Income	12,194	11,564	23,783	23,353
INTEREST EXPENSE
Deposits	886	994	1,761	2,087
Securities sold under agreements to repurchase and federal
funds purchased	2	2	4	4
Long-term borrowings	-	27	19	54
Paycheck Protection Program Liquidity Facility borrowings	-	-	-	15
Total Interest Expense	888	1,023	1,784	2,160
Net Interest Income	11,306	10,541	21,999	21,193
PROVISION FOR LOAN LOSSES	350	125	350	590
Net Interest Income after Provision for Loan Losses	10,956	10,416	21,649	20,603
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	93	81	179	150
Debit card interchange fees	230	228	433	413
Other service fees	142	117	254	223
Bank owned life insurance	(139)	195	230	343
Gain on sale of securities	-	-	-	24
Total Other Non-Interest Income	326	621	1,096	1,153
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,329	2,954	6,585	5,838
Occupancy and equipment	928	900	1,889	1,819
Data processing	898	732	1,738	1,398
Advertising and promotion	205	245	351	431
Professional fees	231	229	440	437
FDIC insurance	102	140	231	263
Loan & real estate	47	97	120	172
Charitable contributions	290	197	515	391
Other	518	456	995	886
Total Other Non-Interest Expenses	6,548	5,950	12,864	11,635

Income Before Income Taxes	4,734	5,087	9,881	10,121
INCOME TAX EXPENSE	963	980	1,909	1,970
Net Income	$3,771	$4,107	$7,972	$8,151

BASIC EARNINGS PER SHARE	$0.50	$0.55	$1.06	$1.08

DILUTED EARNINGS PER SHARE	$0.50	$0.54	$1.05	$1.08

DIVIDENDS PER SHARE	$0.35	$0.30	$0.35	$0.30

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,
	2022		2021

	(In Thousands)
Net Income		$3,771		$4,107
Change in Accumulated Other Comprehensive (Loss) Income:
Unrealized holding (loss) gain on securities available for sale	(21,920)		133
Less: reclassification adjustment for realized gains	-		-
	(21,920)		133
Income tax effect	4,604		(28)
Net unrealized (loss) gain	(17,316)		105
Other comprehensive (loss) income, net of tax		(17,316)		105
Comprehensive (Loss) Income		$(13,545)		$4,212

	Six Months Ended June 30,
	2022		2021

	(In Thousands)

Net Income		$7,972		$8,151
Change in Accumulated Other Comprehensive (Loss) Income:
Unrealized holding loss on securities available for sale	(52,369)		(2,413)
Less: reclassification adjustment for realized gains	-		(24)
	(52,369)		(2,437)
Income tax effect	10,998		512
Net unrealized loss	(41,371)		(1,925)
Other comprehensive loss, net of tax		(41,371)		(1,925)
Comprehensive (Loss) Income		$(33,399)		$6,226

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2022
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515
Net income	-	-	4,201	-	-	4,201
Other comprehensive loss, net of tax	-	-	-	(24,055)	-	(24,055)
Common stock grants to directors, 10,701 shares	10	213	-	-	-	223
Compensation expense recognized on stock grants, net of unearned compensation expense of $649	-	69	-	-	-	69
Shares issued under employee stock purchase plan, 706 shares	1	14	-	-	-	15
Purchase of treasury stock, 883 shares at $20.79 per share	-	-	-	-	(18)	(18)
BALANCE - MARCH 31, 2022	$7,699	$27,259	$95,694	$(25,249)	$(2,453)	$102,950

Net income	-	-	3,771	-	-	3,771
Other comprehensive loss, net of tax	-	-	-	(17,316)	-	(17,316)
Dividend declared, $0.35 per share	-	-	(2,644)	-	-	(2,644)
Compensation expense recognized on stock grants, net of unearned compensation expense of $579	-	70	-	-	-	70
Shares issued under employee stock purchase plan, 958 shares	1	17	-	-	-	18
BALANCE - JUNE 30, 2022	$7,700	$27,346	$96,821	$(42,565)	$(2,453)	$86,849

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2021
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174
Net income	-	-	4,044	-	-	4,044
Other comprehensive loss, net of tax	-	-	-	(2,030)	-	(2,030)
Common stock grants to directors, 12,009 shares	12	174	-	-	-	186
Compensation expense recognized on stock grants, net of unearned compensation expense of $698	-	60	-	-	-	60
Shares issued under employee stock purchase plan, 807 shares	1	12	-	-	-	13
Purchase of treasury stock, 25,000 shares at $16.65 per share	-	-	-	-	(416)	(416)
BALANCE - MARCH 31, 2021	$7,650	$26,651	$81,004	$907	$(2,181)	$114,031

Net income	-	-	4,107	-	-	4,107
Other comprehensive income, net of tax	-	-	-	105	-	105
Dividend declared, $0.30 per share	-	-	(2,253)	-	-	(2,253)
Compensation expense recognized on stock grants, net of unearned compensation expense of $637	-	61	-	-	-	61
Shares issued under employee stock purchase plan, 713 shares	1	13	-	-	-	14
Purchase of treasury stock, 9,400 shares at $19.60 per share	-	-	-	-	(184)	(184)
BALANCE - JUNE 30, 2021	$7,651	$26,725	$82,858	$1,012	$(2,365)	$115,881

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,972	$8,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	590
Amortization of deferred loan costs	90	77
Accretion of deferred Paycheck Protection Program loan fees	(165)	(1,306)
Depreciation	446	399
Net (accretion) amortization of investment security premiums and discounts	(164)	122
Stock compensation expense	362	307
Income on bank owned life insurance	(230)	(343)
Realized gain on sale of securities available for sale	-	(24)
(Increase) decrease in accrued interest receivable	(125)	324
Increase in other assets	(59)	(575)
Decrease in accrued interest payable	(178)	(887)
Increase in other liabilities	68	1,015
Net Cash Provided by Operating Activities	8,367	7,850
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(81,139)	(125,559)
Maturities, calls and principal repayments of securities available for sale	14,322	30,327
Proceeds from sales of securities available for sale	-	3,333
Net increase in loans	(38,440)	(17,421)
Net decrease in Paycheck Protection Program loans	6,742	13,447
Net redemption (purchase) of restricted investment in bank stock	429	(94)
Purchases of premises and equipment	(401)	(398)
Death benefit proceeds on bank owned life insurance	717	-
Net Cash Used in Investing Activities	(97,770)	(96,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	65,640	115,997
Net increase in securities sold under agreements to repurchase	1,593	2,129
Proceeds from Employee Stock Purchase Plan	33	27
Repayments of long-term borrowed funds	(14,651)	-
Repayment of Paycheck Protection Program Liquidity Facility borrowed funds	-	(50,794)
Purchase of treasury stock	(18)	(600)
Net Cash Provided by Financing Activities	52,597	66,759
Net Decrease in Cash and Cash Equivalents	(36,806)	(21,756)
CASH AND CASH EQUIVALENTS - BEGINNING	169,692	131,907
CASH AND CASH EQUIVALENTS - ENDING	$132,886	$110,151

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,962	$3,047
Income taxes paid	$2,362	$2,127

Non-cash Investing and Financing Activities:

Right of use assets obtained in exchange for new operating lease liabilities	$-	$1,215
Dividend declared	$2,644	$2,253

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At June 30, 2022 and December 31, 2021, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2022:
U.S. Treasury securities	$4,927	$-	$(73)	$4,854
U.S. Government agency obligations	34,059	-	(1,397)	32,662
Municipal bonds	74,412	105	(13,775)	60,742
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	-	(53)	458
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	264,847	7	(38,694)	226,160
Total	$378,756	$112	$(53,992)	$324,876

December 31, 2021:
U.S. Government agency obligations	$29,146	$-	$(288)	$28,858
Municipal bonds	60,017	1,464	(377)	61,104
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	19	-	530
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	222,101	885	(3,214)	219,772
Total	$311,775	$2,368	$(3,879)	$310,264

The amortized cost and fair value of securities as of June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$250	$247
Due after one year through five years	40,012	38,520
Due after five years through ten years	6,228	5,979
Due after ten years	66,908	53,512
	113,398	98,258
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	458
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	264,847	226,160
Total	$378,756	$324,876

There were no sales of securities for the three months ended June 30, 2022 and 2021. There were no sales of securities for the six months ended June 30, 2022 and gross gains of $24 thousand were realized on sales of securities for the six months ended June 30, 2021. There were no gross losses on the sales of securities for the six months ended June 30, 2021.

Securities with a carrying value of $150.0 million and $114.0 million at June 30, 2022 and December 31, 2021, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2022:	(In Thousands)
U.S. Treasury securities	$4,854	$(73)	$-	$-	$4,854	$(73)
U.S. Government agency obligations	4,702	(217)	27,960	(1,180)	32,662	(1,397)
Municipal bonds	49,411	(10,958)	6,518	(2,817)	55,929	(13,775)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	458	(53)	-	-	458	(53)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	190,294	(31,132)	35,704	(7,562)	225,998	(38,694)
Total Temporarily Impaired Securities	$249,719	$(42,433)	$70,182	$(11,559)	$319,901	$(53,992)
	.
December 31, 2021:
U.S. Government agency obligations	$9,911	$(84)	$18,947	$(204)	$28,858	$(288)
Municipal bonds	20,722	(377)	-	-	20,722	(377)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	190,435	(3,214)	-	-	190,435	(3,214)
Total Temporarily Impaired Securities	$221,068	$(3,675)	$18,947	$(204)	$240,015	$(3,879)

The Company had one hundred eighty-eight (188) securities in an unrealized loss position at June 30, 2022 and seventy (70) securities in an unrealized loss position at December 31, 2021. As of June 30, 2022, the Company either has the intent and ability to hold the securities until maturity or market price recovery or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities, and are a result of the recent rapidly increasing market interest rates due to the current economic conditions and not the credit quality.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $955 thousand as of June 30, 2022 and $1.4 million at December 31, 2021, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at June 30, 2022 and December 31, 2021.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2022.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Loans and Credit Quality

The Company has presented Paycheck Protection Program (“PPP”) loans of $2.0 million at June 30, 2022 and $8.6 million, net of $165 thousand of unearned origination fees and costs, at December 31, 2021, respectively, separately from loans receivable on the Consolidated Balance Sheet. PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are risk rated as pass. The Company has only three (3) PPP loans remaining at June 30, 2022. PPP loans are excluded in the following composition and credit quality tables.

The following table presents the composition of loans receivable at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022		December 31, 2021
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$465,098	40.57%	$440,655	39.77%
Commercial construction	10,045	0.88%	6,100	0.55%
Commercial	39,183	3.42%	41,923	3.78%
Residential real estate	631,383	55.08%	618,694	55.84%
Consumer	598	0.05%	642	0.06%
Total loans	1,146,307	100.00%	1,108,014	100.00%
Unearned origination fees	84		25
Allowance for loan losses	(11,836)		(11,484)
Net Loans	$1,134,555		$1,096,555

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2022 and December 31, 2021, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2022	(In Thousands)
Commercial real estate	$463,752	$-	$1,346	$-	$465,098
Commercial construction	9,738	-	307	-	10,045
Commercial	39,159	24	-	-	39,183
Residential real estate	630,476	478	429	-	631,383
Consumer	598	-	-	-	598
Total	$1,143,723	$502	$2,082	$-	$1,146,307

December 31, 2021
Commercial real estate	$439,280	$-	$1,375	$-	$440,655
Commercial construction	5,789	-	311	-	6,100
Commercial	41,899	24	-	-	41,923
Residential real estate	617,533	489	672	-	618,694
Consumer	642	-	-	-	642
Total	$1,105,143	$513	$2,358	$-	$1,108,014

At June 30, 2022, the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by real estate property in the process of foreclosure. At December 31, 2021, the Company had no foreclosed assets and had $217 thousand in recorded investment in one (1) consumer mortgage loan collateralized by real estate property that is in the process of foreclosure. In April 2022, the borrower repaid the loan in full with no loss to the Company.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,402	$1,643		$1,433	$1,673
Commercial construction	55	55		55	55
Commercial	-	-		-	-
Residential real estate	615	684		932	1,002
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	252	252	3	256	256	7
Commercial	245	245	38	248	248	41
Residential real estate	563	563	112	576	576	116
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,402	$1,643	$-	$1,433	$1,673	$-
Commercial construction	307	307	3	311	311	7
Commercial	245	245	38	248	248	41
Residential real estate	1,178	1,247	112	1,508	1,578	116
Consumer	-	-	-	-	-	-
	$3,132	$3,442	$153	$3,500	$3,810	$164

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,410	$17	$835	$9
Commercial construction	55	-	315	2
Commercial	-	-	-	-
Residential real estate	760	9	1,424	17
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$687	$3
Commercial construction	253	2	-	-
Commercial	246	3	228	3
Residential real estate	567	5	593	6
Consumer	-	-	-	-
Total:
Commercial real estate	$1,410	$17	$1,522	$12
Commercial construction	308	2	315	2
Commercial	246	3	228	3
Residential real estate	1,327	14	2,017	23
Consumer	-	-	-	-
	$3,291	$36	$4,082	$40

	Six Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,418	$33	$840	$24
Commercial construction	55	1	315	5
Commercial	-	-	-	-
Residential real estate	817	13	1,264	24
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$690	$10
Commercial construction	254	4	-	-
Commercial	246	5	228	5
Residential real estate	570	10	596	11
Consumer	-	-	-	-
Total:
Commercial real estate	$1,418	$33	$1,530	$34
Commercial construction	309	5	315	5
Commercial	246	5	228	5
Residential real estate	1,387	23	1,860	35
Consumer	-	-	-	-
	$3,360	$66	$3,933	$79

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2022	December 31, 2021

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	11	242
Consumer	-	-
Total	$11	$242

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2022 and December 31, 2021, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2022	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$465,098	$465,098	$-
Commercial construction	-	-	-	-	10,045	10,045	-
Commercial	-	-	-	-	39,183	39,183	-
Residential real estate	-	-	-	-	631,383	631,383	-
Consumer	-	-	-	-	598	598	-
Total	$-	$-	$-	$-	$1,146,307	$1,146,307	$-

December 31, 2021
Commercial real estate	$-	$-	$-	$-	$440,655	$440,655	$-
Commercial construction	-	-	-	-	6,100	6,100	-
Commercial	-	-	-	-	41,923	41,923	-
Residential real estate	-	12	217	229	618,465	618,694	-
Consumer	-	-	-	-	642	642	-
Total	$-	$12	$217	$229	$1,107,785	$1,108,014	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and six months ended June 30, 2022 and 2021:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending June 30, 2022
Beginning Balance - March 31, 2022	$4,631	$59	$1,303	$5,037	$10	$445	$11,485
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	184	47	(31)	(165)	3	312	350
Ending Balance - June 30, 2022	$4,815	$106	$1,272	$4,873	$13	$757	$11,836

Six Months Ending June 30, 2022
Beginning Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	2
Provisions	415	35	(56)	153	(1)	(196)	350
Ending Balance - June 30, 2022	$4,815	$106	$1,272	$4,873	$13	$757	$11,836

Three Months Ending June 30, 2021
Beginning Balance - March 31, 2021	$4,687	$113	$916	$4,497	$12	$809	$11,034
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	(145)	3	429	89	13	(264)	125
Ending Balance - June 30, 2021	$4,542	$116	$1,345	$4,587	$25	$545	$11,160

Six Months Ending June 30, 2021
Beginning Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570
Charge-offs	-	-	-	-	(2)	-	(2)
Recoveries	-	-	-	2	-	-	2
Provisions	163	(34)	497	100	13	(149)	590
Ending Balance - June 30, 2021	$4,542	$116	$1,345	$4,587	$25	$545	$11,160

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2022 and December 31, 2021:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2022
Allowance for Loan Losses
Ending Balance	$4,815	$106	$1,272	$4,873	$13	$757	$11,836
Ending balance: individually evaluated for impairment	$-	$3	$38	$112	$-	$-	$153
Ending balance: collectively evaluated for impairment	$4,815	$103	$1,234	$4,761	$13	$757	$11,683

Loans receivables:
Ending balance	$465,098	$10,045	$39,183	$631,383	$598		$1,146,307
Ending balance: individually evaluated for impairment	$1,402	$307	$245	$1,178	$-		$3,132
Ending balance: collectively evaluated for impairment	$463,696	$9,738	$38,938	$630,205	$598		$1,143,175

December 31, 2021
Allowance for Loan Losses
Ending Balance	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Ending balance: individually evaluated for impairment	$-	$7	$41	$116	$-	$-	$164
Ending balance: collectively evaluated for impairment	$4,400	$64	$1,287	$4,602	$14	$953	$11,320

Loans receivables:
Ending balance	$440,655	$6,100	$41,923	$618,694	$642		$1,108,014
Ending balance: individually evaluated for impairment	$1,433	$311	$248	$1,508	$-		$3,500
Ending balance: collectively evaluated for impairment	$439,222	$5,789	$41,675	$617,186	$642		$1,104,514

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

June 30, 2022	(In Thousands)
Commercial real estate	$1,007	$-	$1,007
Commercial construction	252	-	252
Commercial	245	-	245
Residential real estate	727	11	738
Consumer	-	-	-
	$2,231	$11	$2,242

December 31, 2021
Commercial real estate	$1,027	$-	$1,027
Commercial construction	256	-	256
Commercial	248	-	248
Residential real estate	806	13	819
Consumer	-	-	-
	$2,337	$13	$2,350

As of June 30, 2022, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and six months ended June 30, 2022 and 2021.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and six months ended June 30, 2022 and 2021.

Beginning in 2020 and through early 2021, the Company provided certain borrowers affected in a variety of ways by COVID-19 with payment accommodations that facilitated their ability to work through the immediate impact of the virus. Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company did not categorize these modifications as troubled debt restructurings. As of June 30, 2022, the Company had one hundred eighty-three (183) loans totaling $106.4 million, for which the payment accommodation period had ended and the loans had resumed payments under their original contractual terms. As of December 31, 2021, the Company had one hundred ninety-nine (199) loans totaling $116.4 million, for which the payment accommodation period had ended and the loans had resumed payments under their original contractual terms.

Note 6 – Deposits

The components of deposits at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
	(In Thousands)

Demand, non-interest bearing	$371,714	$323,513
Demand, NOW and money market, interest bearing	257,997	248,401
Savings	772,366	739,637
Time, $250 and over	42,877	54,739
Time, other	87,711	100,735
Total deposits	$1,532,665	$1,467,025

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2022 (remainder of the year)	$48,888
2023	69,143
2024	7,630
2025	2,134
2026	2,059
2027	734
$130,588

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At June 30, 2022, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $713.9 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2022 and December 31, 2021. There were no long-term advances outstanding as of June 30, 2022 and $14.7 million in long-term FHLB advances outstanding as of December 31, 2021. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2022 and December 31, 2021. Advances from this line are unsecured.

The Company has a revolving line of credit facility with the ACBB of $5.0 million, of which none was outstanding at June 30, 2022 and December 31, 2021. Advances from this line are unsecured.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At June 30, 2022, there were 419,806 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended June 30, 2022, there have been 220,307 awards granted. There were no awards granted during the three months ended June 30, 2022 and 2021. During the six months ended June 30, 2022 and 2021, there were 10,071 and 12,009 awards granted, respectively. During the three and six months ended June 30, 2022, the Company recognized compensation expense for restricted stock awards of $70 thousand and $362 thousand, respectively. During the three and six months ended June 30, 2021, the Company recognized $61 thousand and $307 thousand in compensation expense for restricted stock awards, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three and six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was no unrecognized cost remaining for these unexercised options and all outstanding options are fully vested.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 20,179 shares have been issued as of June 30, 2022. The Company recognized discount expense in relation to the ESPP of $1 thousand and $2 thousand for the three and six months ended June 30, 2022 and $1 thousand for the three and six months ended June 30, 2021, respectively.

Note 9 – Other Comprehensive (Loss) Income

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

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended June 30,
	2022			2021

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	$(21,920)	$4,604	$(17,316)	$133	$(28)	$105
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(21,920)	$4,604	$(17,316)	$133	$(28)	$105

	Six Months Ended June 30,
	2022			2021

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(52,369)	$10,998	$(41,371)	$(2,413)	$507	$(1,906)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(24)	5	(19)
Total other comprehensive loss	$(52,369)	$10,998	$(41,371)	$(2,437)	$512	$(1,925)

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

There were no realized gains on securities available for sale for the three months ended June 30, 2022 and 2021. A summary of the realized gains on securities available for sale for the six months ended June 30, 2022 and 2021, net of tax, is as follows:

	Six Months Ended
	June 30,
	2022	2021

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$-	$(24)
Income taxes	-	5
Net of tax	$-	$(19)

A summary of the accumulated other comprehensive (loss) income net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2022 and 2021	(In Thousands)
Balance March 31, 2022	$(25,249)
Other comprehensive loss before reclassifications	(17,316)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(17,316)
Balance June 30, 2022	$(42,565)

Balance March 31, 2021	$907
Other comprehensive income before reclassifications	105
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	105
Balance June 30, 2021	$1,012

Six Months Ended June 30, 2022 and 2021
Balance January 1, 2022	$(1,194)
Other comprehensive loss before reclassifications	(41,371)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(41,371)
Balance June 30, 2022	$(42,565)

Balance January 1, 2021	$2,937
Other comprehensive loss before reclassifications	(1,906)
Amounts reclassified from accumulated other comprehensive income	(19)
Net other comprehensive loss during the period	(1,925)
Balance June 30, 2021	$1,012

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$3,771	$4,107	$7,972	$8,151

Weighted average shares outstanding	7,552,311	7,513,279	7,549,244	7,522,710
Dilutive effect of potential common shares, stock options	18,864	37,363	18,864	37,363
Diluted weighted average common shares outstanding	7,571,175	7,550,642	7,568,108	7,560,073

Basic earnings per share	$0.50	$0.55	$1.06	$1.08
Diluted earnings per share	$0.50	$0.54	$1.05	$1.08

There were no stock options not considered in computing diluted earnings per common share for the three and six months ended June 30, 2022 and June 30, 2021.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2022 and December 31, 2021, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$4,854	$-	$4,854
U.S. Government agency obligations	-	32,662	-	32,662
Municipal bonds	-	60,742	-	60,742
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	458	-	458
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	226,160	-	226,160
June 30, 2022 Securities available for sale	$-	$324,876	$-	$324,876

U.S. Government agency obligations	-	28,858	-	28,858
Municipal bonds	-	61,104	-	61,104
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	530	-	530
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	219,772	-	219,772
December 31, 2021 Securities available for sale	$-	$310,264	$-	$310,264

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
June 30, 2022 Impaired loans	$-	$-	$907	$907
December 31, 2021 Impaired loans	$-	$-	$916	$916

Impaired loans are those that are accounted for under existing Financial Accounting Standards Board (“FASB”) guidance, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2022, of the impaired loans having an aggregate balance of $3.1 million, $2.1 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.1 million in impaired loans, an aggregate valuation allowance of $153 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2022 and December 31, 2021, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2022:
Impaired loans	$907	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-22.8%)
		pending agreement of sale	Liquidation expenses (2)	0% to -8.5% (-7.7%)
December 31, 2021:
Impaired loans	$916	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-22.8%)
		pending agreement of sale	Liquidation expenses (2)	0% to -8.5% (-7.7%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2022 and December 31, 2021:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
June 30, 2022:
Financial assets:
Cash and cash equivalents	$132,886	$132,886	$132,886	$-	$-
Securities available-for-sale	324,876	324,876	-	324,876	-
Loans receivable, net of allowance	1,134,555	1,139,761	-	-	1,139,761
Paycheck Protection Program loans receivable	1,991	1,841	-	-	1,841
Restricted investments in bank stock	995	995	-	995	-
Accrued interest receivable	2,728	2,728	-	2,728	-
Financial liabilities:
Deposits	1,532,665	1,530,617	-	1,530,617	-
Securities sold under agreements to
repurchase and federal funds purchased	12,845	12,845	-	12,845	-
Accrued interest payable	474	474	-	474	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2021:
Financial assets:
Cash and cash equivalents	$169,692	$169,692	$169,692	$-	$-
Securities available-for-sale	310,264	310,264	-	310,264	-
Loans receivable, net of allowance	1,096,555	1,141,467	-	-	1,141,467
Paycheck Protection Program loans receivable	8,568	8,163		-	8,163
Restricted investments in bank stock	1,424	1,424	-	1,424	-
Accrued interest receivable	2,603	2,603	-	2,603	-
Financial liabilities:
Deposits	1,467,025	1,467,938	-	1,467,938	-
Securities sold under agreements to
repurchase and federal funds purchased	11,252	11,252	-	11,252	-
Long-term borrowings	14,651	14,665	-	-	14,665
Accrued interest payable	652	652	-	652	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 12 – Future Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued an update to defer the implementation date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company under SEC Regulation S-K and, therefore, the guidance is effective for the Company in 2023. The Company has not yet determined the impact this standard will have on its financial statements or results of operations. Management is currently in the process of calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard. Management will continue to progress on its implementation project plan and improve the Company’s approach throughout the deferral period, while evaluating the impact this guidance will have on its consolidated financial statements.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

At June 30, 2022, the Company continued to be in a strong financial and operational condition. The Bank’s June 30, 2022 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans and the ratio of non-performing loans to total loans excluding PPP loans at June 30, 2022 were both 0.20% and the ratio of non-performing assets to total assets was 0.14%. The Company had its last Community Reinvestment Act (“CRA”) examination in 2022 and received a “satisfactory” rating.

The Company’s assets increased $19.5 million from $1.63 billion at December 31, 2021 to $1.65 billion at June 30, 2022. The increase was due to an increase of $14.6 million in securities available for sale, an increase of $38.0 million in net loans receivable (excluding PPP loans), and an increase in other assets of $11.1 million; offset by a decrease of $36.8 million in cash and cash equivalents and a decrease of $6.6 million in net PPP loans receivable due to net loan forgiveness. The growth in securities available for sale and net loans receivable was primarily funded by deposits. The decrease in cash and cash equivalents was primarily due to repayments of FHLB long term borrowings of $14.7 million maturing during the first quarter of 2022, purchases of available for sale securities, net loan growth (excluding PPP), offset, in part, by the forgiveness of PPP loans, an increase in deposits, and an increase in securities sold under agreement to repurchase. The Company's deposits grew $65.6 million from $1.47 billion at December 31, 2021 to $1.53 billion at June 30, 2022. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the growth is the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company also continues to gain new deposit opportunities created by recent merger announcements, name changes, and competitive branch hour adjustments and/or closures in the Company’s market area, attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable (excluding PPP loans) increased by $38.0 million to $1.13 billion at June 30, 2022 from $1.10 billion at December 31, 2021. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence, its pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments. See expanded discussion under the Financial Conditions: Loans section below.

Net income for the three months ended June 30, 2022 was $3.8 million compared to net income for the three months ended June 30, 2021 of $4.1 million, a decrease of $336 thousand, or 8.2%. Basic and diluted earnings per share decreased to $0.50 for the three months ended June 30, 2022, as compared to $0.55 and $0.54, respectively, for the three months ended June 30, 2021. The difference in net income for the three months ended June 30, 2022 and June 30, 2021 resulted from an increase in the provision for loan losses, an increase in non-interest expenses, and a decrease in non-interest income, offset by an increase in net interest income driven by a $937 thousand, or 108%, increase in investment securities interest income. The Company’s pre-tax net income for the three months ended June 30, 2021 included $458 thousand of PPP loan interest and fees, as compared to $7 thousand for the three months ended June 30, 2022.

Net income for the six months ended June 30, 2022 was $8.0 million compared to net income for the six months ended June 30, 2021 of $8.2 million, a decrease of $179 thousand, or 2.2%. Basic and diluted earnings per share decreased to $1.06 and $1.05 for the six months ended June 30, 2022, as compared to $1.08, respectively, for the six months ended June 30, 2021. The difference in net income for the six months ended June 30, 2022 and June 30, 2021 resulted from an increase in non-interest expenses and a decrease in non-interest income, offset by an increase in net interest income and a decrease in the provision for loan losses. Investment securities interest income increased $2.0 million, or 141%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The Company’s pre-tax net income for the six months ended June 30, 2021 included $1.6 million of PPP loan interest and fees, as compared to $181 thousand for the six months ended June 30, 2022.

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

Total interest income for the three months ended June 30, 2022 increased $630 thousand to $12.2 million, as compared to $11.6 million for the three months ended June 30, 2021. Average earning assets were $1.59 billion for the three months ended June 30, 2022 as compared to $1.44 billion for the three months ended June 30, 2021. The increase was driven by a $33.6 million increase in average taxable loans and a $143.1 million increase in average investment securities. The tax equivalent yield on average earning assets was 3.11% for the second quarter of 2022 compared to 3.24% for the second quarter of 2021.

Total interest expense for the three months ended June 30, 2022 decreased $135 thousand to $888 thousand, as compared to $1.0 million for the three months ended June 30, 2021. Average interest bearing liabilities were $1.18 billion for the three months ended June 30, 2022 as compared to $1.05 billion for the three months ended June 30, 2021. The yield on average interest bearing liabilities was 0.30% and 0.39% for the second quarter of 2022 and 2021, respectively.

Net interest income for the three months ended June 30, 2022 was $11.3 million, compared to $10.5 million for the three months ended June 30, 2021. The improvement in net interest income is, in part, the result of an increase in the balances of taxable loans, an increase in taxable and non-taxable investments, an increase in interest bearing deposits with banks, along with an increase in the rate of taxable investments, non-taxable investments, federal funds sold, and interest bearing deposit with banks. Also contributing to the improvement in net interest income for the three months ended June 30, 2022 was a decrease in the balance and rates of certificates of deposits and a decrease in interest expense on long term FHLB borrowings due to being paid off in the first quarter of 2022. The improvements were offset, in part, by a decrease in the interest and fee income from PPP loans, a decrease in the rates of taxable loans, and an increase in the balance of interest bearing demand deposits, NOW, money market and savings. The Company’s net interest margin is 2.86% on a US GAAP basis and 2.88% on a tax equivalent (non-US GAAP) basis for the three months ended June 30, 2022, as compared to 2.93% on a US GAAP basis and 2.95% on a tax equivalent (non-US GAAP) basis for the three months ended June 30, 2021.

Total interest income for the six months ended June 30, 2022 increased $430 thousand to $23.8 million, as compared to $23.4 million for the six months ended June 30, 2021 due primarily to a $2.0 million increase in investment securities interest income, offset, in part, by a $1.4 million decrease in PPP interest income. Average earning assets were $1.59 billion for the six months ended June 30, 2022 as compared to $1.41 billion for the six months ended June 30, 2021. The tax equivalent yield on average earning assets was 3.05% for the six months ended June 30, 2022 compared to 3.36% for the six months ended June 30, 2021.

Total interest expense for the six months ended June 30, 2022 decreased $376 thousand to $1.8 million, as compared to $2.2 million for the six months ended June 30, 2021. Average interest bearing liabilities were $1.18 billion for the six months ended June 30, 2022 as compared to $1.04 billion for the six months ended June 30, 2021. The yield on average interest bearing liabilities was 0.31% and 0.42% for the six months ended June 30, 2022 and June 30, 2021, respectively.

Net interest income for the six months ended June 30, 2022 was $22.0 million compared to $21.2 million for the six months ended June 30, 2021. The slight improvement in net interest income is, in part, the result of an increase in the balances of taxable loans, an increase in taxable and non-taxable investments due to purchases of $81.1 million, an increase in interest bearing deposits with banks, along with an increase in the rate of taxable investments, federal funds sold, and interest bearing deposit with banks. Also contributing to the improvement in net interest income for the six months ended June 30, 2022 was a decrease in the balance and rates of certificates of deposit, a decrease in interest expense on long term FHLB borrowings due to repayment in the first quarter of 2022, and no interest expense from PPPLF borrowings due to repayment in the first quarter of 2021. The improvements were offset, in part, by a decrease in the interest and fee income from PPP loans, a decrease in the rates of taxable loans and non-taxable investments, and an increase in the balance of interest bearing demand deposits, NOW, money market, and savings. The Company’s net interest margin is 2.80% on a US GAAP basis and 2.82% on a tax equivalent (non-US GAAP) basis for the six months ended June 30, 2022, as compared to 3.03% on a US GAAP basis and 3.05% on a tax equivalent (non-US GAAP) basis for the six months ended June 30, 2021.

The Company’s net interest margin was also affected by the balance of PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings, which bore an interest rate of 0.35% and were paid off in early February 2021. The net interest margin on a tax equivalent (non-US GAAP) basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the three and six months ended June 30, 2022 was 2.90% and 2.81%, compared to 2.91% and 2.92% for the three and six months ended June 30, 2021.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2022 and 2021, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2022			2021
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,130,012	$10,119	3.59%	$1,096,457	$10,159	3.72%
Loans - Paycheck Protection Program	2,041	7	1.38%	43,822	458	4.19%
Loans - non-taxable (1)	6,052	46	3.86%	6,343	49	3.84%
Investment securities - taxable	297,142	1,502	2.03%	162,181	629	1.56%
Investment securities - non-taxable (1)	42,913	302	3.57%	34,808	238	3.47%
Federal funds sold	1,000	2	0.80%	1,000	-	0.00%
Interest bearing deposits with banks	106,893	216	0.81%	97,557	31	0.13%
TOTAL INTEREST EARNING ASSETS	1,586,053	12,194	3.11%	1,442,168	11,564	3.24%
Less allowance for loan losses	(11,681)			(11,077)
Other assets	71,448			60,225
TOTAL ASSETS	$1,645,820			$1,491,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$251,685	$40	0.06%	$221,747	$36	0.07%
Savings	769,814	536	0.28%	607,945	426	0.28%
Certificates of deposit	143,393	310	0.87%	197,979	532	1.08%
Securities sold under agreements to repurchase and other borrowings	13,091	2	0.06%	27,053	29	0.43%
TOTAL INTEREST BEARING LIABILITIES	1,177,983	888	0.30%	1,054,724	1,023	0.39%

Non-interest bearing demand deposits	351,099			301,314
Other liabilities	17,885			18,438
Stockholders' equity	98,853			116,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,645,820			$1,491,316

Net interest income		$11,306			$10,541
Tax equivalent adjustments
Loans		12			13
Investments		80			63
Total tax equivalent adjustments		92			76
Net interest income on a tax equivalent basis		$11,398			$10,617
Net interest spread (US GAAP basis)			2.78%			2.83%
Net interest margin (US GAAP basis)			2.86%			2.93%
Net interest spread (non-US GAAP basis) (3)			2.81%			2.85%
Net interest margin (non-US GAAP basis) (3)			2.88%			2.95%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2022 and 2021, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2022 and 2021, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2022			2021

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,114,846	$19,852	3.59%	$1,094,250	$20,239	3.73%
Loans - Paycheck Protection Program	3,193	181	11.43%	47,625	1,558	6.60%
Loans - non-taxable (1)	6,083	92	3.86%	6,373	97	3.88%
Investment securities - taxable	295,718	2,793	1.90%	134,150	955	1.44%
Investment securities - non-taxable (1)	43,311	584	3.44%	32,421	444	3.50%
Federal funds sold	1,000	2	0.40%	1,000	-	0.04%
Interest bearing deposits with banks	122,154	279	0.46%	96,257	60	0.13%
TOTAL INTEREST EARNING ASSETS	1,586,305	23,783	3.05%	1,412,076	23,353	3.36%
Less allowance for loan losses	(11,583)			(10,905)
Other assets	67,876			59,579
TOTAL ASSETS	$1,642,598			$1,460,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$247,729	$74	0.06%	$212,624	$69	0.07%
Savings	761,345	1,051	0.28%	586,996	821	0.28%
Certificates of deposit	148,500	636	0.86%	204,259	1,197	1.18%
Securities sold under agreements to repurchase and other borrowings	17,699	23	0.26%	27,224	58	0.43%
Paycheck Protection Program Liquidity
Facility borrowings	-	-	0.00%	8,583	15	0.35%
TOTAL INTEREST BEARING LIABILITIES	1,175,273	1,784	0.31%	1,039,686	2,160	0.42%

Non-interest bearing demand deposits	341,209			286,899
Other liabilities	17,754			18,441
Stockholders' equity	108,362			115,724
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,642,598			$1,460,750

Net interest income		$21,999			$21,193
Tax equivalent adjustments
Loans		24			26
Investments		155			118
Total tax equivalent adjustments		179			144
Net interest income on a tax equivalent basis		$22,178			$21,337
Net interest spread (US GAAP basis)			2.73%			2.92%
Net interest margin (US GAAP basis)			2.80%			3.03%
Net interest spread (non-US GAAP basis) (3)			2.74%			2.94%
Net interest margin (non-US GAAP basis) (3)			2.82%			3.05%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2022 and 2021, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2022 and 2021, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	compared to June 30, 2021			compared to June 30, 2021
	(In Thousands)
	Due to change in:			Due to change in:
	Total			Total
	Change	Volume	Rate	Change	Volume	Rate

Interest-earning assets:
Loans - taxable	$(40)	$311	$(351)	$(387)	$381	$(768)
Loans - Paycheck Protection Program	(451)	(437)	(14)	(1,377)	(1,453)	76
Loans - non-taxable	(3)	(3)	-	(5)	(5)	-
Investment securities - taxable	873	523	350	1,838	1,150	688
Investment securities - non-taxable	64	56	8	140	148	(8)
Federal funds sold	2	-	2	2	-	2
Interest bearing deposits with banks	185	3	182	219	16	203
Total net change in income on
interest-earning assets	630	453	177	430	237	193

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	4	5	(1)	5	11	(6)
Savings	110	113	(3)	230	244	(14)
Certificates of deposit	(222)	(147)	(75)	(561)	(327)	(234)
Total deposits	(108)	(29)	(79)	(326)	(72)	(254)
Securities sold under agreements to
repurchase and other borrowings	(27)	(15)	(12)	(35)	(20)	(15)
Paycheck Protection Program
Liquidity Facility borrowings	-	-	-	(15)	(15)	-
Total net change in expense on
interest-bearing liabilities	(135)	(44)	(91)	(376)	(107)	(269)
Change in net interest income	$765	$497	$268	$806	$344	$462

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

For the three months ended June 30, 2022, the provision for loan losses was $350 thousand, as compared to $125 thousand for the same period ended June 30, 2021 due to growth in the loan portfolio. In the three months ended June 30, 2022 and June 30, 2021, there were $1 thousand in recoveries and no charge-offs. For the six months ended June 30, 2022, the provision for loan losses was $350 thousand, as compared to $590 thousand for the same period ended June 30, 2021. In the six months ended June 30, 2022, there were $2 thousand in recoveries and no charge-offs, as compared to $2 thousand in charge-offs and $2 thousand in recoveries for the six months ended June 30, 2021. The provision for loan losses is a function of the allowance for loan loss methodology that the Company uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. During 2021 and through the six months ending June 30, 2022, the Company increased the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, including concerns over inflation, supply chain and geopolitical events in the Ukraine, unemployment rates, and the amount of loan modifications due to the COVID-19 pandemic. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its June 30, 2022 allowance for loan loss levels. The allowance for loan losses is $11.8 million as of June 30, 2022, which is 1.03% of total loans receivable and 1.03% of loans receivable excluding PPP loans, compared to $11.2 million or 0.97% of total loans receivable and 1.01% of loans receivable excluding PPP loans as of June 30, 2021. At December 31, 2021, the allowance for loan losses was $11.5 million, which represented 1.03% of total loans receivable and 1.04% of loans receivable excluding PPP loans. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loans receivable (excluding PPP loans) portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In Thousands)
Loans receivable at end of period	$1,146,307	$1,107,105	$1,146,307	$1,107,105
Allowance for loan losses:
Balance, beginning	$11,485	$11,034	$11,484	$10,570
Provision for loan losses	350	125	350	590
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	(2)
Total loans charged off	-	-	-	(2)
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	1	1	2	2
Consumer	-	-	-	-
Total recoveries	1	1	2	2
Net recoveries	1	1	2	-
Balance at end of period	$11,836	$11,160	$11,836	$11,160
Allowance for loan losses to loans receivable at end of period	1.03%	1.01%	1.03%	1.01%

Non-interest Income

Total non-interest income was $326 thousand for the three months ended June 30, 2022 compared to $621 thousand for the same period in 2021. The decrease is, in part, attributable to a decrease in bank owned life insurance income of $334 thousand. The decrease in the bank owned life insurance income was primarily due to a decrease in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets. The decrease was offset by an increase in merchant and credit card processing fees of $12 thousand and an increase of $25 thousand in other service fees, in part, due to an expanding customer base and overdraft fees.

Total non-interest income was $1.1 million for the six months ended June 30, 2022 compared to $1.2 million for the same period in 2021. The slight decrease is, in part, attributable to a decrease in bank owned life insurance income of $113 thousand. The decrease in the bank owned life insurance income was primarily due to a decrease in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets, offset by death benefit proceeds recognized in the first quarter of 2022. Additional decreases in non-interest income are attributable to the gain on the sale of securities of $24 thousand for the six months ended June 30, 2021, compared to no gains on the sale of securities for the six months ended June 30, 2022. The decrease was offset by an increase in merchant and credit card processing fees of $29 thousand, an increase in debit card interchange fees of $20 thousand, and an increase of $31 thousand in other service fees, in part, due to an expanding customer base and overdraft fees.

Non-interest Expense

Non-interest expenses increased $598 thousand from $6.0 million for the three months ended June 30, 2021 to $6.5 million for the three months ended June 30, 2022. The increase in non-interest expenses is, in part, attributable to a $375 thousand increase in salaries and employee benefits. The Company had a 9.3% increase in full-time equivalent employees from ninety-seven (97) at June 30, 2021 to one hundred and six (106) at June 30, 2022. New hires included a commercial lender and various branch and other operational personnel. The increase in the number of employees, together with the annual increases in salaries and benefits, increase in employee taxes, increase in health insurance cost, increase in stock grant expense, and a decrease in deferred compensation costs primarily associated with PPP loan originations in the second quarter of 2021, offset by a decrease in non-qualified pension expense, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to an increase of $166 thousand in data processing due primarily to e-commerce, the expanding customer base, and fees for the Company’s upcoming transition to a new online banking platform, an increase of $93 thousand in charitable contributions primarily due to the Educational

Improvement Tax Credit contributions made in the second quarter of 2022, and a $62 thousand increase in other expenses due, in part, to an increase in bank shares tax, other taxes, director compensation, customer entertainment, employee activities, and operating expenses. These increases in non-interest expenses were offset, in part, by a decrease of $40 thousand in advertising and promotions, a decrease of $38 thousand in FDIC insurance due to a decrease in the quarterly assessment multiplier, and a decrease of $50 thousand in loan and real estate expenses primarily due to decreases in recording and filing fees, legal loan fees, and other loan expenses. The Company’s efficiency ratio was 56.3% and 53.3% for the three months ending June 30,2022 and 2021, respectively.

Non-interest expenses increased $1.2 million from $11.6 million for the six months ended June 30, 2021 to $12.9 million for the six months ended June 30, 2022. The increase in non-interest expenses is, in part, attributable to an increase of $747 thousand in salaries and employee benefits, in part, due to the increase in the number of employees, annual increases in salaries and benefits, increase in employee taxes, increase in health insurance cost, increase in stock grant expense, and a decrease in deferred compensation costs primarily associated with PPP loan originations during the six months ending June 30, 2021, offset by a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $70 thousand in occupancy and equipment due in part to the opening of the Company’s new branch office at 2002 West Liberty Street in Allentown, Pennsylvania, along with an increase in equipment expenditures, an increase of $340 thousand in data processing due primarily to e-commerce, the expanding customer base, fees for the Company’s upcoming transition to a new online banking platform, an increase in data communications due to fees associated with switching to a new vendor, an increase of $124 thousand in charitable contributions primarily due to a Neighborhood Assistance Program contribution made in the first quarter of 2022 and the Educational Improvement Tax Credit contributions made in the second quarter of 2022, and a $109 thousand increase in other expenses due, in part, to an increase in other non-operating expenses, bank shares tax, other taxes, director compensation, customer entertainment, employee activities, and debit card production. These increases in non-interest expenses were offset, in part, by a decrease of $80 thousand in advertising and promotions, a decrease of $32 thousand in FDIC insurance due to a decrease in the quarterly assessment multiplier, and a decrease of $52 thousand in loan and real estate expenses primarily due to decreases in recording and filing fees, legal loan fees, and other loan expenses. The Company’s efficiency ratio was 55.7% and 52.1% for the six months ending June 30,2022 and 2021, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2022 totaled $963 thousand, or 20.3% of income before taxes, compared to income taxes for the three months ended June 30, 2021 totaling $980 thousand, or 19.3% of income before taxes. The increase in the tax rate is, in part, the result of change in the mix of taxable and tax free loans and investments and the decrease in income on bank owned life insurance.

The provision for income taxes for the six months ended June 30, 2022 totaled $1.9 million, or 19.3% of income before taxes, compared to income taxes for the six months ended June 30, 2021 totaling $2.0 million, or 19.5% of income before taxes. The decrease in the tax rate is, in part, the result of change in the mix of taxable and tax free loans and investments, offset by the decrease in income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of June 30, 2022. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at June 30, 2022 were $324.9 million compared to $310.3 million at December 31, 2021. The increase in the investment portfolio resulted from the purchase of twelve (12) mortgage-backed securities, two (2) government agency bonds, twenty-five (25) tax-free municipal bonds, twelve (12) taxable municipal bonds, and two (2) Treasury bonds totaling $81.1 million; offset by principal pay downs on mortgage-backed securities, the calls of six (6) non-taxable municipal bonds, and the maturity of one (1) taxable municipal bond totaling $14.3 million, and an increase in unrealized losses of $52.4 million. The carrying value of the securities portfolio as of June 30, 2022 includes a net unrealized loss of $53.9 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $1.5 million at December 31, 2021. The current unrealized loss position of the securities portfolio is due to recent rapidly increasing market interest rates in response to economic conditions since purchase. No securities are deemed to be other than temporarily impaired and the Company has the intent and ability to hold the securities until maturity or market price recovery.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (excluding PPP loans) at June 30, 2022 increased $38.0 million to $1.13 billion from $1.10 billion at December 31, 2021. The gross loan-to-deposit ratio (excluding PPP loans) decreased from 76% at December 31, 2021 to 75% at June 30, 2022. The Company’s loan portfolio at June 30, 2022 was comprised of residential real estate and consumer loans of $632.0 million, an increase of $12.6 million from December 31, 2021, and commercial loans of $514.3 million, an increase of $25.6 million from December 31, 2021. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. The Company was a participant in the SBA PPP to support the needs of its small business clients. PPP loans receivable at June 30, 2022 and December 31, 2021 was $2.0 million and $8.6 million, respectively. Including PPP loans receivable, the gross loan-to-deposit ratio was 75% and 76% at June 30, 2022 and December 31, 2021, respectively.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company did not categorize these modifications as troubled debt restructurings. As of June 30, 2022, the Company had one hundred eighty-three (183) loans totaling $106.4 million, for which the payment accommodation period has ended and the loans have resumed payments under their original contractual terms.

Credit Risk and Loan Quality

The Company’s allowance for loan losses increased $352 thousand to $11.8 million at June 30, 2022, compared to $11.5 million at December 31, 2021. At June 30, 2022 and December 31, 2021, the allowance for loan losses represented 1.03% of total loans receivable. At June 30, 2022 and December 31, 2021, the allowance for loan losses represented 1.03% and 1.04%, respectively, of total loans receivable excluding PPP loans, which are guaranteed by the SBA. During the first six months of 2022, the Company increased the other economic conditions methodology to reflect record inflation, continued supply chain disruptions, and overarching economic implications caused by the Ukraine conflict, leading to an increase in the allowance for loan losses and a decrease in the unallocated reserve. In determining its allowance for loan loss level at June 30, 2022, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. All loans that had the CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. The Company’s non-performing loans to total loans receivable was 0.20% at June 30, 2022, compared to 0.29% at June 30, 2021 and 0.23% at December 31, 2021. The Company’s nonperforming loans to total loans receivable excluding PPP loans was 0.20% at June 30, 2022, compared to 0.30% at June 30, 2021 and 0.23% at December 31, 2021. At June 30, 2022 approximately 96% of the Company’s loan portfolio is collateralized by real estate. The Company is not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for loan losses as new information becomes available.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three and six months ended June 30, 2022.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2022	2021	2021

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	11	242	839
Restructured loans, accruing interest and less than 90 days past due	2,231	2,337	2,504
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	2,242	2,579	3,343
Foreclosed assets	-	-	-
Total nonperforming assets	$2,242	$2,579	$3,343
Nonperforming loans to total loans (excluding PPP loans)	0.20%	0.23%	0.30%
Nonperforming assets to total assets	0.14%	0.16%	0.22%
Non-accrual loans to total loans (excluding PPP loans)	0.00%	0.02%	0.08%
Allowance to non-accrual loans	107600.00%	4745.45%	1330.15%
Net charge-offs (recoveries) to average loans (excluding PPP loans)	0.00%	0.00%	0.00%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $45 thousand from December 31, 2021 to June 30, 2022. This decrease is due to depreciation on existing premises and equipment, offset by new purchases.

Deposits

Total deposits at June 30, 2022 increased $65.6 million to $1.53 billion from $1.47 billion at December 31, 2021. The increase in the Company’s deposits was due to an increase of $57.8 million in demand, NOW and money market deposits and a $32.7 million increase in savings deposits; offset by a decrease of $24.9 million in time deposits. The growth in total deposits was primarily due to organic growth of new and existing customers. Included in the above mentioned increase was a $17.1 million increase in non-interest bearing demand personal deposits and a $31.3 million increase in non-interest bearing demand business deposits. The funds were primarily used to fund new loan growth, purchase securities, and to pay off FHLB long-term borrowings. Included in total deposits at June 30, 2022 and December 31, 2021 were municipal deposits of $100.7 million and $88.5 million, respectively.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $132.9 million at June 30, 2022, compared to $169.7 million at December 31, 2021.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. Selling of securities would not be a source of short term liquidity needs given the unrealized losses currently in the portfolio. At June 30, 2022, the Company had $324.9 million of available for sale securities. Securities with carrying values of approximately $150.0 million and $114.0 million at June 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At June 30, 2022, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $713.9 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of June 30, 2022 and December 31, 2021. There were no long-term FHLB advances outstanding as of June 30, 2022 and $14.7 million in long-term FHLB advances outstanding as of December 31, 2021. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2022 and December 31, 2021. Advances from this line are unsecured.

The Company has an unsecured revolving line of credit facility with the ACBB of $5.0 million, of which none was outstanding at June 30, 2022 and December 31, 2021. Advances from this line are unsecured.

The Bank is a member of the Certificate of Deposit Account Registry Services (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250 thousand that are placed in the program. The Bank also has available Insured Cash Sweep (ICS), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity similar to a money market or savings account.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $185.8 million and $155.2 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the Company had letters of credit outstanding of $9.2 million and $9.5 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $86.8 million as of June 30, 2022, representing a net decrease of $35.7 million from December 31, 2021. The decrease in capital was primarily the result of an increase of $41.4 million in unrealized losses on available for sale securities due to market conditions as securities were affected by rapidly increasing market interest rates leading to unrealized losses in the investment portfolio. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 capital. In addition, treasury stock purchases of $18 thousand and dividends declared of $2.6 million, were offset by net income of $8.0 million, an increase in common stock of $12 thousand, and an increase in surplus of $383 thousand due to stock grants and employee stock purchases with compensation expense.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $11.50 and $16.24 at June 30, 2022 and December 31, 2021, respectively. The Company’s tangible book value per share not including accumulated other comprehensive loss in the total stockholders’ equity numerator (a non-GAAP measure) was $17.13 and $16.40 at June 30, 2022 and December 31, 2021, respectively. The Company believes this non-GAAP measurement enhances the overall understanding of Company performance and increases comparability of period to period results, but should not be viewed as a substitute for the measure as determined in accordance with GAAP or an inference that future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table presents the computation of this non-GAAP based measure shown together with its most directly comparable GAAP measure:

	June 30, 2022	December 31, 2021
	(Dollars In Thousands Except Per Share Data)
Tangible Book Value Per Share
Total stockholders' equity	$86,849	$122,515
Addback: accumulated other comprehensive loss ("AOCL")	42,565	1,194
Total stockholders' equity not included AOCL (non-GAAP)	$129,414	$123,709

Common stock shares outstanding	7,553,258	7,541,776
Book value per share (most directly comparable GAAP based measure)	$11.50	$16.24
AOCL per share	5.63	0.16
Book value per share not including AOCL (non-GAAP)	$17.13	$16.40

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined in the regulations). As of June 30, 2022, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2022	December 31, 2021

	(Dollars In Thousands)
Tier I, common stockholders' equity	$129,260	$123,520
Tier II, allowable portion of allowance for loan losses	11,836	11,484
Total capital	$141,096	$135,004

Common equity tier 1 capital ratio	12.6%	12.8%
Tier I risk based capital ratio	12.6%	12.8%
Total risk based capital ratio	13.8%	14.0%
Tier I leverage ratio	7.7%	7.7%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2022	December 31, 2021

	(Dollars In Thousands)
Tier I, common stockholders' equity	$129,414	$123,709
Tier II, allowable portion of allowance for loan losses	11,836	11,484
Total capital	$141,250	$135,193

Common equity tier 1 capital ratio	12.7%	12.9%
Tier I risk based capital ratio	12.7%	12.9%
Total risk based capital ratio	13.8%	14.0%
Tier I leverage ratio	7.7%	7.7%

Note: Unrealized gains and losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary source of market risk is interest rate risk. A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest earning assets and interest bearing liabilities. The Asset Liability Committee (ALCO), included as part of the Board of Directors meetings, oversees this review, which establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates. The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. In

2022, the Federal Reserve has been raising its key interest rate in an attempt to tame inflation. The Company’s asset/liability management policy, monthly and quarterly financial reports, along with simulation modeling, supplies management with guidelines to evaluate and manage rate sensitivity.

Because income simulations assume that the Company’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the management could implement in response to rate shifts. Computations of future effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results. Assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag changes in market interest rates. Interest rate shifts may not be parallel.

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at June 30, 2022. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every three to four months. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-1.8%
Down 200 basis points	-4.2%

Up 100 basis points	1.2%
Up 200 basis points	2.2%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2022, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 10, 2022	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 10, 2022	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer