Form 10-Q
period 2022-09-30
Embassy Bancorp, Inc.
filed 2022-11-10
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 4, 2022	($1.00 Par Value)	7,554,015
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	September 30,	December 31,
ASSETS	2022	2021

	(In Thousands, Except Share Data)
Cash and due from banks	$16,897	$15,244
Interest bearing demand deposits with banks	54,302	153,448
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	72,199	169,692
Securities available for sale	311,890	310,264
Restricted investment in bank stock	995	1,424
Loans receivable, net of allowance for loan losses of $12,178 in 2022; $11,484 in 2021	1,169,816	1,096,555
Paycheck Protection Program loans receivable	290	8,568
Premises and equipment, net of accumulated depreciation	3,978	3,994
Bank owned life insurance	25,426	25,796
Accrued interest receivable	2,787	2,603
Other assets	28,599	14,298
Total Assets	$1,615,980	$1,633,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$374,414	$323,513
Interest bearing	1,132,653	1,143,512
Total Deposits	1,507,067	1,467,025
Securities sold under agreements to repurchase	14,947	11,252
Long-term borrowings	-	14,651
Accrued interest payable	517	652
Other liabilities	17,494	17,099
Total Liabilities	1,540,025	1,510,679
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2022 issued 7,701,041 shares; outstanding 7,554,015 shares;
2021 issued 7,687,919 shares; outstanding 7,541,776 shares	7,701	7,688
Surplus	27,432	26,963
Retained earnings	101,570	91,493
Accumulated other comprehensive loss	(58,295)	(1,194)
Treasury stock, at cost: 147,026 and 146,143 shares at September 30, 2022 and
December 31, 2021, respectively	(2,453)	(2,435)
Total Stockholders' Equity	75,955	122,515
Total Liabilities and Stockholders' Equity	$1,615,980	$1,633,194

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$10,723	$10,264	$30,667	$30,600
Paycheck Protection Program loans, including fees	2	867	183	2,425
Securities, taxable	1,571	822	4,364	1,777
Securities, non-taxable	307	270	891	714
Short-term investments, including federal funds sold	398	41	679	101
Total Interest Income	13,001	12,264	36,784	35,617
INTEREST EXPENSE
Deposits	905	908	2,666	2,995
Securities sold under agreements to repurchase and federal
funds purchased	5	2	9	6
Long-term borrowings	-	28	19	82
Paycheck Protection Program Liquidity Facility borrowings	-	-	-	15
Total Interest Expense	910	938	2,694	3,098
Net Interest Income	12,091	11,326	34,090	32,519
PROVISION FOR LOAN LOSSES	275	150	625	740
Net Interest Income after Provision for Loan Losses	11,816	11,176	33,465	31,779
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	88	84	267	234
Debit card interchange fees	221	222	654	635
Other service fees	157	126	411	349
Bank owned life insurance	117	76	347	419
Gain on sale of securities	-	-	-	24
Total Other Non-Interest Income	583	508	1,679	1,661
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,376	3,042	9,961	8,880
Occupancy and equipment	930	911	2,819	2,730
Data processing	828	773	2,566	2,171
Advertising and promotion	243	284	594	715
Professional fees	250	191	690	628
FDIC insurance	116	147	347	410
Loan & real estate	46	58	166	230
Charitable contributions	209	279	724	670
Other	494	466	1,489	1,352
Total Other Non-Interest Expenses	6,492	6,151	19,356	17,786

Income Before Income Taxes	5,907	5,533	15,788	15,654
INCOME TAX EXPENSE	1,158	1,093	3,067	3,063
Net Income	$4,749	$4,440	$12,721	$12,591

BASIC EARNINGS PER SHARE	$0.63	$0.59	$1.68	$1.67

DILUTED EARNINGS PER SHARE	$0.63	$0.59	$1.68	$1.67

DIVIDENDS PER SHARE	$-	$-	$0.35	$0.30

See notes to consolidated financial statements

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,
	2022		2021

	(In Thousands)
Net Income		$4,749		$4,440
Change in Accumulated Other Comprehensive Loss:
Unrealized holding loss on securities available for sale	(19,911)		(1,404)
Less: reclassification adjustment for realized gains	-		-
	(19,911)		(1,404)
Income tax effect	4,181		295
Net unrealized loss	(15,730)		(1,109)
Other comprehensive loss, net of tax		(15,730)		(1,109)
Comprehensive (Loss) Income		$(10,981)		$3,331

	Nine Months Ended September 30,
	2022		2021

	(In Thousands)

Net Income		$12,721		$12,591
Change in Accumulated Other Comprehensive Loss:
Unrealized holding loss on securities available for sale	(72,280)		(3,817)
Less: reclassification adjustment for realized gains	-		(24)
	(72,280)		(3,841)
Income tax effect	15,179		807
Net unrealized loss	(57,101)		(3,034)
Other comprehensive loss, net of tax		(57,101)		(3,034)
Comprehensive (Loss) Income		$(44,380)		$9,557

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515
Net income	-	-	4,201	-	-	4,201
Other comprehensive loss, net of tax	-	-	-	(24,055)	-	(24,055)
Common stock grants to directors, 10,701 shares	10	213	-	-	-	223
Compensation expense recognized on stock grants, net of unearned compensation expense of $649	-	69	-	-	-	69
Shares issued under employee stock purchase plan, 706 shares	1	14	-	-	-	15
Purchase of treasury stock, 883 shares at $20.79 per share	-	-	-	-	(18)	(18)
BALANCE - MARCH 31, 2022	$7,699	$27,259	$95,694	$(25,249)	$(2,453)	$102,950

Net income	-	-	3,771	-	-	3,771
Other comprehensive loss, net of tax	-	-	-	(17,316)	-	(17,316)
Dividend declared, $0.35 per share	-	-	(2,644)	-	-	(2,644)
Compensation expense recognized on stock grants, net of unearned compensation expense of $579	-	70	-	-	-	70
Shares issued under employee stock purchase plan, 958 shares	1	17	-	-	-	18
BALANCE - JUNE 30, 2022	$7,700	$27,346	$96,821	$(42,565)	$(2,453)	$86,849

Net income	-	-	4,749	-	-	4,749
Other comprehensive loss, net of tax	-	-	-	(15,730)	-	(15,730)
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $509	-	71	-	-	-	71
Shares issued under employee stock purchase
plan, 757 shares	1	15	-	-	-	16
BALANCE - SEPTEMBER 30, 2022	$7,701	$27,432	$101,570	$(58,295)	$(2,453)	$75,955

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174
Net income	-	-	4,044	-	-	4,044
Other comprehensive loss, net of tax	-	-	-	(2,030)	-	(2,030)
Common stock grants to directors, 12,009 shares	12	174	-	-	-	186
Compensation expense recognized on stock grants, net of unearned compensation expense of $698	-	60	-	-	-	60
Shares issued under employee stock purchase plan, 807 shares	1	12	-	-	-	13
Purchase of treasury stock, 25,000 shares at $16.65 per share	-	-	-	-	(416)	(416)
BALANCE - MARCH 31, 2021	$7,650	$26,651	$81,004	$907	$(2,181)	$114,031

Net income	-	-	4,107	-	-	4,107
Other comprehensive income, net of tax	-	-	-	105	-	105
Dividend declared, $0.30 per share	-	-	(2,253)	-	-	(2,253)
Compensation expense recognized on stock grants, net of unearned compensation expense of $637	-	61	-	-	-	61
Shares issued under employee stock purchase plan, 713 shares	1	13	-	-	-	14
Purchase of treasury stock, 9,400 shares at $19.60 per share	-	-	-	-	(184)	(184)
BALANCE - JUNE 30, 2021	$7,651	$26,725	$82,858	$1,012	$(2,365)	$115,881

Net income	-	-	4,440	-	-	4,440
Other comprehensive loss, net of tax	-	-	-	(1,109)	-	(1,109)
Compensation expense recognized on
stock grants, net of unearned compensation
expense of $576	-	61	-	-	-	61
Shares issued under employee stock purchase
plan, 870 shares	1	16	-	-	-	17
BALANCE - SEPTEMBER 30, 2021	$7,652	$26,802	$87,298	$(97)	$(2,365)	$119,290

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,721	$12,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	625	740
Amortization of deferred loan costs	141	111
Accretion of deferred Paycheck Protection Program loan fees	(165)	(2,097)
Depreciation	666	620
Net (accretion) amortization of investment security premiums and discounts	(285)	126
Stock compensation expense	433	368
Income on bank owned life insurance	(347)	(419)
Realized gain on sale of securities available for sale	-	(24)
(Increase) decrease in accrued interest receivable	(184)	384
Decrease in other assets	896	230
Decrease in accrued interest payable	(135)	(975)
Increase in other liabilities	395	26
Net Cash Provided by Operating Activities	14,761	11,681
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(93,347)	(179,901)
Maturities, calls and principal repayments of securities available for sale	19,726	39,366
Proceeds from sales of securities available for sale	-	3,333
Net increase in loans	(74,027)	(28,508)
Net decrease in Paycheck Protection Program loans	8,443	40,217
Net redemption (purchase) of restricted investment in bank stock	429	(94)
Purchases of premises and equipment	(668)	(1,161)
Death benefit proceeds on bank owned life insurance	717	-
Net Cash Used in Investing Activities	(138,727)	(126,748)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	40,042	168,311
Net increase (decrease) in securities sold under agreements to repurchase	3,695	(823)
Proceeds from Employee Stock Purchase Plan	49	44
Repayments of long-term borrowed funds	(14,651)	-
Repayment of Paycheck Protection Program Liquidity Facility borrowed funds	-	(50,794)
Purchase of treasury stock	(18)	(600)
Dividends paid	(2,644)	(2,253)
Net Cash Provided by Financing Activities	26,473	113,885
Net Decrease in Cash and Cash Equivalents	(97,493)	(1,182)
CASH AND CASH EQUIVALENTS - BEGINNING	169,692	131,907
CASH AND CASH EQUIVALENTS - ENDING	$72,199	$130,725

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,829	$4,073
Income taxes paid	$2,962	$3,329

Non-cash Investing and Financing Activities:

Right of use assets obtained in exchange for new operating lease liabilities	$-	$1,229

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At September 30, 2022 and December 31, 2021, respectively, the amortized cost and approximate fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2022:
U.S. Treasury securities	$17,174	$-	$(504)	$16,670
U.S. Government agency obligations	34,064	-	(1,739)	32,325
Municipal bonds	73,980	23	(18,137)	55,866
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	-	(84)	426
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	259,953	1	(53,351)	206,603
Total	$385,681	$24	$(73,815)	$311,890

December 31, 2021:
U.S. Government agency obligations	29,146	-	(288)	28,858
Municipal bonds	60,017	1,464	(377)	61,104
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	19	-	530
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	222,101	885	(3,214)	219,772
Total	$311,775	$2,368	$(3,879)	$310,264

The amortized cost and fair value of securities as of September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$2,734	$2,718
Due after one year through five years	49,779	47,497
Due after five years through ten years	5,818	5,298
Due after ten years	66,887	49,348
	125,218	104,861
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	426
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	259,953	206,603
Total	$385,681	$311,890

There were no sales of securities for the three months ended September 30, 2022 and 2021. There were no sales of securities for the nine months ended September 30, 2022 and gross gains of $24 thousand were realized on sales of securities for the nine months ended September 30, 2021. There were no gross losses on the sales of securities for the nine months ended September 30, 2021.

Securities with a carrying value of $129.5 million and $114.0 million at September 30, 2022 and December 31, 2021, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2022:	(In Thousands)
U.S. Treasury securities	$16,670	$(504)	$-	$-	$16,670	$(504)
U.S. Government agency obligations	4,618	(309)	27,707	(1,430)	32,325	(1,739)
Municipal bonds	41,312	(11,825)	12,224	(6,312)	53,536	(18,137)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	426	(84)	-	-	426	(84)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	97,642	(21,125)	108,844	(32,226)	206,486	(53,351)
Total Temporarily Impaired Securities	$160,668	$(33,847)	$148,775	$(39,968)	$309,443	$(73,815)
	.
December 31, 2021:
U.S. Government agency obligations	$9,911	$(84)	$18,947	$(204)	$28,858	$(288)
Municipal bonds	20,722	(377)	-	-	20,722	(377)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	190,435	(3,214)	-	-	190,435	(3,214)
Total Temporarily Impaired Securities	$221,068	$(3,675)	$18,947	$(204)	$240,015	$(3,879)

The Company had two hundred two (202) securities in an unrealized loss position at September 30, 2022 and seventy (70) securities in an unrealized loss position at December 31, 2021. As of September 30, 2022, the Company either has the intent and ability to hold the securities until maturity or market price recovery or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only represents temporary impairment of the securities, and are a result of the increasing market interest rates in 2022 due to the current economic conditions, and not the credit quality of the issuer.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $955 thousand as of September 30, 2022 and $1.4 million at December 31, 2021, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at September 30, 2022 and December 31, 2021.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2022.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Loans and Credit Quality

The Company has presented Paycheck Protection Program (“PPP”) loans of $290 thousand at September 30, 2022 and $8.6 million, net of $165 thousand of unearned origination fees and costs, at December 31, 2021, respectively, separately from loans receivable on the Consolidated Balance Sheets. PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are risk rated as pass. The Company has only three (3) PPP loans remaining at September 30, 2022. PPP loans are excluded in the following composition and credit quality tables.

The following table presents the composition of loans receivable at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022		December 31, 2021
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$488,065	41.30%	$440,655	39.77%
Commercial construction	11,520	0.97%	6,100	0.55%
Commercial	41,130	3.48%	41,923	3.78%
Residential real estate	640,420	54.19%	618,694	55.84%
Consumer	648	0.06%	642	0.06%
Total loans	1,181,783	100.00%	1,108,014	100.00%
Unearned origination fees	211		25
Allowance for loan losses	(12,178)		(11,484)
Net Loans	$1,169,816		$1,096,555

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2022 and December 31, 2021, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2022	(In Thousands)
Commercial real estate	$486,732	$-	$1,333	$-	$488,065
Commercial construction	11,215	-	305	-	11,520
Commercial	41,107	23	-	-	41,130
Residential real estate	639,536	473	411	-	640,420
Consumer	648	-	-	-	648
Total	$1,179,238	$496	$2,049	$-	$1,181,783

December 31, 2021
Commercial real estate	$439,280	$-	$1,375	$-	$440,655
Commercial construction	5,789	-	311	-	6,100
Commercial	41,899	24	-	-	41,923
Residential real estate	617,533	489	672	-	618,694
Consumer	642	-	-	-	642
Total	$1,105,143	$513	$2,358	$-	$1,108,014

At September 30, 2022, the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by real estate property in the process of foreclosure. At December 31, 2021, the Company had no foreclosed assets and had $217 thousand in recorded investment in one (1) consumer mortgage loan collateralized by real estate property that was in the process of foreclosure. In April 2022, the borrower repaid the loan in full with no loss to the Company.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,389	$1,629		$1,433	$1,673
Commercial construction	55	55		55	55
Commercial	-	-		-	-
Residential real estate	589	593		932	1,002
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	250	250	2	256	256	7
Commercial	242	242	35	248	248	41
Residential real estate	556	556	110	576	576	116
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,389	$1,629	$-	$1,433	$1,673	$-
Commercial construction	305	305	2	311	311	7
Commercial	242	242	3OH5	248	248	41
Residential real estate	1,145	1,149	110	1,508	1,578	116
Consumer	-	-	-	-	-	-
	$3,081	$3,325	$147	$3,500	$3,810	$164

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize information regarding the average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,396	$17	$825	$12
Commercial construction	55	1	313	3
Commercial	-	-	-	-
Residential real estate	602	4	1,425	8
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$681	$5
Commercial construction	251	2	-	-
Commercial	244	2	226	2
Residential real estate	560	5	586	5
Consumer	-	-	-	-
Total:
Commercial real estate	$1,396	$17	$1,506	$17
Commercial construction	306	3	313	3
Commercial	244	2	226	2
Residential real estate	1,162	9	2,011	13
Consumer	-	-	-	-
	$3,108	$31	$4,056	$35

	Nine Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,411	$50	$835	$36
Commercial construction	55	2	314	8
Commercial	-	-	-	-
Residential real estate	760	17	1,286	32
Consumer	-	-	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$687	$15
Commercial construction	253	6	-	-
Commercial	245	7	228	7
Residential real estate	566	15	593	16
Consumer	-	-	-	-
Total:
Commercial real estate	$1,411	$50	$1,522	$51
Commercial construction	308	8	314	8
Commercial	245	7	228	7
Residential real estate	1,326	32	1,879	48
Consumer	-	-	-	-
	$3,290	$97	$3,943	$114

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2022	December 31, 2021

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	242
Consumer	-	-
Total	$-	$242

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2022 and December 31, 2021, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

September 30, 2022	(In Thousands)
Commercial real estate	$334	$-	$-	$334	$487,731	$488,065	$-
Commercial construction	-	-	-	-	11,520	11,520	-
Commercial	-	-	-	-	41,130	41,130	-
Residential real estate	757	-	-	757	639,663	640,420	-
Consumer	-	-	-	-	648	648	-
Total	$1,091	$-	$-	$1,091	$1,180,692	$1,181,783	$-

December 31, 2021
Commercial real estate	$-	$-	$-	$-	$440,655	$440,655	$-
Commercial construction	-	-	-	-	6,100	6,100	-
Commercial	-	-	-	-	41,923	41,923	-
Residential real estate	-	12	217	229	618,465	618,694	-
Consumer	-	-	-	-	642	642	-
Total	$-	$12	$217	$229	$1,107,785	$1,108,014	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses	(In Thousands)
Three Months Ending September 30, 2022
Beginning Balance - June 30, 2022	$4,815	$106	$1,272	$4,873	$13	$757	$11,836
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	67	-	-	67
Provisions	169	13	23	(6)	1	75	275
Ending Balance - September 30, 2022	$4,984	$119	$1,295	$4,934	$14	$832	$12,178

Nine Months Ending September 30, 2022
Beginning Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	69	-	-	69
Provisions	584	48	(33)	147	-	(121)	625
Ending Balance - September 30, 2022	$4,984	$119	$1,295	$4,934	$14	$832	$12,178

Three Months Ending September 30, 2021
Beginning Balance - June 30, 2021	$4,542	$116	$1,345	$4,587	$25	$545	$11,160
Charge-offs	-	-	-	(2)	-	-	(2)
Recoveries	-	-	-	-	-	-	-
Provisions	(50)	(29)	(57)	88	-	198	150
Ending Balance - September 30, 2021	$4,492	$87	$1,288	$4,673	$25	$743	$11,308

Nine Months Ending September 30, 2021
Beginning Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570
Charge-offs	-	-	-	(2)	(2)	-	(4)
Recoveries	-	-	-	2	-	-	2
Provisions	113	(63)	440	188	13	49	740
Ending Balance - September 30, 2021	$4,492	$87	$1,288	$4,673	$25	$743	$11,308

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for loan losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2022 and December 31, 2021:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2022
Allowance for Loan Losses
Ending Balance	$4,984	$119	$1,295	$4,934	$14	$832	$12,178
Ending balance: individually evaluated for impairment	$-	$2	$35	$110	$-	$-	$147
Ending balance: collectively evaluated for impairment	$4,984	$117	$1,260	$4,824	$14	$832	$12,031

Loans receivables:
Ending balance	$488,065	$11,520	$41,130	$640,420	$648		$1,181,783
Ending balance: individually evaluated for impairment	$1,389	$305	$242	$1,145	$-		$3,081
Ending balance: collectively evaluated for impairment	$486,676	$11,215	$40,888	$639,275	$648		$1,178,702

December 31, 2021
Allowance for Loan Losses
Ending Balance	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Ending balance: individually evaluated for impairment	$-	$7	$41	$116	$-	$-	$164
Ending balance: collectively evaluated for impairment	$4,400	$64	$1,287	$4,602	$14	$953	$11,320

Loans receivables:
Ending balance	$440,655	$6,100	$41,923	$618,694	$642		$1,108,014
Ending balance: individually evaluated for impairment	$1,433	$311	$248	$1,508	$-		$3,500
Ending balance: collectively evaluated for impairment	$439,222	$5,789	$41,675	$617,186	$642		$1,104,514

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents TDRs outstanding:

	Accrual Loans	Non-Accrual Loans	Total Modifications

September 30, 2022	(In Thousands)
Commercial real estate	$998	$-	$998
Commercial construction	250	-	250
Commercial	242	-	242
Residential real estate	718	-	718
Consumer	-	-	-
	$2,208	$-	$2,208

December 31, 2021
Commercial real estate	$1,027	$-	$1,027
Commercial construction	256	-	256
Commercial	248	-	248
Residential real estate	806	13	819
Consumer	-	-	-
	$2,337	$13	$2,350

As of September 30, 2022, no available commitments were outstanding on TDRs.

There were no newly restructured loans that occurred during the three and nine months ended September 30, 2022 and 2021.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety days or more past due) during the three and nine months ended September 30, 2022 and 2021.

Beginning in 2020 and through early 2021, the Company provided certain borrowers affected in a variety of ways by COVID-19 with payment accommodations that facilitated their ability to work through the immediate impact of the virus. Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company did not categorize these modifications as troubled debt restructurings. As of September 30, 2022, the Company had one hundred seventy-two (172) loans totaling $104.3 million, for which the payment accommodation period had ended and the loans had resumed payments under their original contractual terms. As of December 31, 2021, the Company had one hundred ninety-nine (199) loans totaling $116.4 million, for which the payment accommodation period had ended and the loans had resumed payments under their original contractual terms.

Note 6 – Deposits

The components of deposits at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(In Thousands)

Demand, non-interest bearing	$374,414	$323,513
Demand, NOW and money market, interest bearing	248,004	248,401
Savings	753,444	739,637
Time, $250 and over	44,699	54,739
Time, other	86,506	100,735
Total deposits	$1,507,067	$1,467,025

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2022 (remainder of the year)	$26,952
2023	83,754
2024	14,261
2025	2,952
2026	2,278
2027	1,008
$131,205

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At September 30, 2022, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $742.7 million, of which $742.6 million is available for borrowing at September 30, 2022 due to an outstanding letter of credit in amount of $90 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of September 30, 2022 and December 31, 2021. There were no long-term advances outstanding as of September 30, 2022 and $14.7 million in long-term FHLB advances outstanding as of December 31, 2021. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2022 and December 31, 2021. Advances from this line are unsecured.

The Company has a revolving line of credit facility with the ACBB of $5.0 million, of which none was outstanding at September 30, 2022 and December 31, 2021. Advances from this line are unsecured. Subsequent to September 30, 2022, in October 2022, this facility was extended for an additional year and increased to $7.5 million of availability.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At September 30, 2022, there were 419,806 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended September 30, 2022, there have been 220,307 awards granted. There were no awards granted during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, there were 10,701 and 12,009 awards granted, respectively. During the three and nine months ended September 30, 2022, the Company recognized compensation expense for restricted stock awards of $71 thousand and $433 thousand, respectively. During the three and

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

nine months ended September 30, 2021, the Company recognized $61 thousand and $368 thousand in compensation expense for restricted stock awards, respectively.

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three and nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was no unrecognized cost remaining for these unexercised options and all outstanding options are fully vested.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 20,936 shares have been issued as of September 30, 2022. The Company recognized discount expense in relation to the ESPP of $1 thousand and $2 thousand for the three and nine months ended September 30, 2022 and 2021, respectively.

Note 9 – Other Comprehensive Loss

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive (loss) income. Management believes that the unrealized losses on securities available for sale are primarily a result of the increasing market interest rates and the overall current market conditions.

The components of other comprehensive loss both before tax and net of tax are as follows:

	Three Months Ended September 30,
	2022			2021

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(19,911)	$4,181	$(15,730)	$(1,404)	$295	$(1,109)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive loss	$(19,911)	$4,181	$(15,730)	$(1,404)	$295	$(1,109)

	Nine Months Ended September 30,
	2022			2021

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(72,280)	$15,179	$(57,101)	$(3,817)	$802	$(3,015)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(24)	5	(19)
Total other comprehensive loss	$(72,280)	$15,179	$(57,101)	$(3,841)	$807	$(3,034)

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

There were no realized gains on securities available for sale for the three months ended September 30, 2022 and 2021. A summary of the realized gains on securities available for sale for the nine months ended September 30, 2022 and 2021, net of tax, is as follows:

	Nine Months Ended
	September 30,
	2022	2021

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$-	$(24)
Income taxes	-	5
Net of tax	$-	$(19)

A summary of the accumulated other comprehensive loss net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2022 and 2021	(In Thousands)
Balance June 30, 2022	$(42,565)
Other comprehensive loss before reclassifications	(15,730)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(15,730)
Balance September 30, 2022	$(58,295)

Balance June 30, 2021	$1,012
Other comprehensive loss before reclassifications	(1,109)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(1,109)
Balance September 30, 2021	$(97)

Nine Months Ended September 30, 2022 and 2021
Balance January 1, 2022	$(1,194)
Other comprehensive loss before reclassifications	(57,101)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(57,101)
Balance September 30, 2022	$(58,295)

Balance January 1, 2021	$2,937
Other comprehensive loss before reclassifications	(3,015)
Amounts reclassified from accumulated other comprehensive income	(19)
Net other comprehensive loss during the period	(3,034)
Balance September 30, 2021	$(97)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$4,749	$4,440	$12,721	$12,591

Weighted average shares outstanding	7,553,266	7,508,105	7,550,600	7,517,788
Dilutive effect of potential common shares, stock options	19,716	37,364	19,716	37,364
Diluted weighted average common shares outstanding	7,572,982	7,545,469	7,570,316	7,555,152

Basic earnings per share	$0.63	$0.59	$1.68	$1.67
Diluted earnings per share	$0.63	$0.59	$1.68	$1.67

There were no stock options not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2022 and September 30, 2021.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2022 and December 31, 2021, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$16,670	$-	$16,670
U.S. Government agency obligations	-	32,325	-	32,325
Municipal bonds	-	55,866	-	55,866
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	426	-	426
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	206,603	-	206,603
September 30, 2022 Securities available for sale	$-	$311,890	$-	$311,890

U.S. Government agency obligations	-	28,858	-	28,858
Municipal bonds	-	61,104	-	61,104
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	530	-	530
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	219,772	-	219,772
December 31, 2021 Securities available for sale	$-	$310,264	$-	$310,264

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
September 30, 2022 Impaired loans	$-	$-	$901	$901
December 31, 2021 Impaired loans	$-	$-	$916	$916

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

At September 30, 2022, of the impaired loans having an aggregate balance of $3.1 million, $2.0 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

the balance owed on the loan. Of the remaining $1.0 million in impaired loans, an aggregate valuation allowance of $147 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2022 and December 31, 2021, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2022:
Impaired loans	$901	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-22.8%)
		pending agreement of sale	Liquidation expenses (2)	0% to -8.5% (-7.7%)
December 31, 2021:
Impaired loans	$916	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-22.8%)
		pending agreement of sale	Liquidation expenses (2)	0% to -8.5% (-7.7%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2022 and December 31, 2021:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
September 30, 2022:
Financial assets:
Cash and cash equivalents	$72,199	$72,199	$72,199	$-	$-
Securities available-for-sale	311,890	311,890	-	311,890	-
Loans receivable, net of allowance	1,169,816	1,130,167	-	-	1,130,167
Paycheck Protection Program loans receivable	290	258	-	-	258
Restricted investments in bank stock	995	995	-	995	-
Accrued interest receivable	2,787	2,787	-	2,787	-
Financial liabilities:
Deposits	1,507,067	1,503,812	-	1,503,812	-
Securities sold under agreements to
repurchase and federal funds purchased	14,947	14,947	-	14,947	-
Accrued interest payable	517	517	-	517	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2021:
Financial assets:
Cash and cash equivalents	$169,692	$169,692	$169,692	$-	$-
Securities available-for-sale	310,264	310,264	-	310,264	-
Loans receivable, net of allowance	1,096,555	1,141,467	-	-	1,141,467
Paycheck Protection Program loans receivable	8,568	8,163		-	8,163
Restricted investments in bank stock	1,424	1,424	-	1,424	-
Accrued interest receivable	2,603	2,603	-	2,603	-
Financial liabilities:
Deposits	1,467,025	1,467,938	-	1,467,938	-
Securities sold under agreements to
repurchase and federal funds purchased	11,252	11,252	-	11,252	-
Long-term borrowings	14,651	14,665	-	-	14,665
Accrued interest payable	652	652	-	652	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

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

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations, (v) changes in accounting policies or procedures as may be required by FASB or regulatory agencies, (vi) risks and uncertainties related to the COVID-19 pandemic and its variants and resulting governmental and societal responses, (vii) geopolitical events in the Ukraine, Russia, and North Korea, and (viii) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2021 and subsequent filings with the SEC.

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

At September 30, 2022, the Company continued to be in a strong financial and operational condition. The Bank’s September 30, 2022 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans and the ratio of non-performing loans to total loans excluding PPP loans at September 30, 2022 were both 0.19% and the ratio of non-performing assets to total assets was 0.14%. The Company had its last Community Reinvestment Act (“CRA”) examination in 2022 and received a “satisfactory” rating.

The Company’s assets decreased by $17.2 million from $1.63 billion at December 31, 2021 to $1.62 billion at September 30, 2022. The decrease was due to a $97.5 million decrease in cash and cash equivalents and a decrease of $8.3 million in net PPP loans receivable due to net loan forgiveness, offset by an increase of $1.6 million in securities available for sale, an increase of $73.3 million in net loans receivable (excluding PPP loans), and an increase in other assets of $14.3 million. The growth in securities available for sale and net loans receivable was primarily funded by deposits. The decrease in cash and cash equivalents was primarily due to repayments of FHLB long term borrowings of $14.7 million maturing during the first quarter of 2022, purchases of available for sale securities, net loan growth (excluding PPP), offset, in part, by the forgiveness of PPP loans, an increase in deposits, and an increase in securities sold under agreement to repurchase. The $1.6 million growth in securities was net of an increase in unrealized losses of $72.3 million. The increase of $14.3 million in other assets was primarily due to the growth of $15.2 million in the deferred tax asset in relation to unrealized losses on securities. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in response to economic conditions since purchase and not due to credit quality of the investment portfolio. The Company's deposits grew $40.0 million from $1.47 billion at December 31, 2021 to $1.51 billion at September 30, 2022. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the growth is the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company also continues to gain new deposit opportunities created by recent merger announcements, name changes, and competitive branch hour adjustments and/or closures in the Company’s market area, attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable (excluding PPP loans) increased by $73.3 million to $1.17 billion at September 30, 2022 from $1.10 billion at December 31, 2021. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence, its pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments. See expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended September 30, 2022 was $4.7 million compared to net income for the three months ended September 30, 2021 of $4.4 million, an increase of $309 thousand, or 7.0%. Basic and diluted earnings per share increased to $0.63 for the three months ended September 30, 2022, as compared to $0.59 for the three months ended September 30, 2021. The difference in net income for the three months ended September 30, 2022 and September 30, 2021 resulted from an increase in net interest income driven by a $786 thousand, or 72.0%, increase in investment securities interest income. The Company’s pre-tax net income for the three months ended September 30, 2021 included $867 thousand of PPP loan interest and fees, as compared to $2 thousand for the three months ended September 30, 2022. There was also an increase in non-interest income, offset by an increase in the provision for loan losses and an increase in non-interest expenses.

Net income for the nine months ended September 30, 2022 was $12.7 million compared to net income for the nine months ended September 30, 2021 of $12.6 million, an increase of $130 thousand, or 1.0%. Basic and diluted earnings per share increased to $1.68 for the nine months ended September 30, 2022, as compared to $1.67 for the nine months ended September 30, 2021. The difference in net income for the nine months ended September 30, 2022 and September 30, 2021 resulted from an increase in net interest income driven by a $2.8 million, or 111.0%, increase in investment securities interest income. The Company’s pre-tax net income for the nine months ended September 30, 2021 included $2.4 million of PPP loan interest and fees, as compared to $183 thousand for the nine months ended September 30, 2022. In the nine months ended September 30, 2022 there was also an increase in non-interest income and a decrease in the provision for loan losses, offset by an increase in non-interest expenses, compared to the same nine month period in 2021.

RESULTS OF OPERATIONS

Net Interest Income

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and nontaxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2022 and 2021.

Total interest income for the three months ended September 30, 2022 increased $737 thousand to $13.0 million, as compared to $12.3 million for the three months ended September 30, 2021. Average earning assets were $1.58 billion for the three months ended September 30, 2022 as compared to $1.50 billion for the three months ended September 30, 2021. The increase was driven by a $53.8 million increase in average taxable loans and a $92.3 million increase in average investment securities. The tax equivalent yield on average earning assets was 3.29% for the third quarter of 2022 compared to 3.27% for the third quarter of 2021.

Total interest expense for the three months ended September 30, 2022 decreased $28 thousand to $910 thousand, as compared to $938 thousand for the three months ended September 30, 2021. Average interest bearing liabilities were $1.16 billion for the three months ended September 30, 2022 as compared to $1.10 billion for the three months ended September 30, 2021. The yield on average interest bearing liabilities was 0.31% and 0.34% for the third quarter of 2022 and 2021, respectively.

Net interest income for the three months ended September 30, 2022 was $12.1 million, compared to $11.3 million for the three months ended September 30, 2021. The improvement in net interest income is, in part, the result of an increase in the balances of taxable loans and an increase in taxable and non-taxable investments, along with an increase in the rate of taxable investments, non-taxable investments, federal funds sold, and interest bearing deposits with banks. Also contributing to the improvement in net interest income for the three months ended September 30, 2022 was a decrease in the balance of certificates of deposits and a decrease in interest expense on long term FHLB borrowings due to being paid off in the first quarter of 2022. The improvements were offset, in part, by a decrease in the interest and fee income from PPP loans, a decrease in the rates of taxable and non-taxable loans, a decrease in the balance of interest bearing deposits with banks, and an increase in the balance of interest bearing demand deposits, NOW, money market, and savings. The Company’s net interest margin is 3.04% on a US GAAP basis and 3.06% on a tax equivalent (non-US GAAP) basis for the three months ended September 30, 2022, as compared to 3.00% on a US GAAP basis and 3.02% on a tax equivalent (non-US GAAP) basis for the three months ended September 30, 2021.

Total interest income for the nine months ended September 30, 2022 increased $1.2 million to $36.8 million, as compared to $35.6 million for the nine months ended September 30, 2021. Average earning assets were $1.58 billion for the nine months ended September 30, 2022 as compared to $1.44 billion for the nine months ended September 30, 2021. The tax equivalent yield on average earning assets was 3.13% for the nine months ended September 30, 2022 compared to 3.33% for the nine months ended September 30, 2021.

Total interest expense for the nine months ended September 30, 2022 decreased $404 thousand to $2.7 million, as compared to $3.1 million for the nine months ended September 30, 2021. Average interest bearing liabilities were $1.17 billion for the nine months ended September 30, 2022 as compared to $1.06 billion for the nine months ended September 30, 2021. The yield on average interest bearing liabilities was 0.31% and 0.39% for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Net interest income for the nine months ended September 30, 2022 was $34.1 million compared to $32.5 million for the nine months ended September 30, 2021. The slight improvement in net interest income is, in part, the result of an increase in the balances of taxable loans, an increase in taxable and non-taxable investments due to purchases of $93.3 million and an increase in interest bearing deposits with banks, along with an increase in the rates of taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks. Also contributing to the improvement in net interest income for the nine months ended September 30, 2022 was a decrease in the balance and rates of certificates of deposit, a decrease in interest expense on long term FHLB borrowings due to repayment in the first quarter of 2022, and no interest expense from PPPLF borrowings due to repayment in the first quarter of 2021. The improvements were offset, in part, by a decrease in the interest and fee income from PPP loans, a decrease in the rates of taxable loans and non-taxable loans, and an increase in the balance of interest bearing demand deposits, NOW, money market, and savings. The Company’s net interest margin is 2.88% on a US GAAP basis and 2.90% on a tax equivalent (non-US GAAP) basis for the nine months ended September 30, 2022, as compared to 3.02% on a US GAAP basis and 3.04% on a tax equivalent (non-US GAAP) basis for the nine months ended September 30, 2021.

The Company’s net interest margin was also affected by the balance of PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings, which bore an interest rate of 0.35% and were paid off in early February 2021. The net interest margin on a tax equivalent (non-US GAAP) basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the three and nine months ended September 30, 2022 was 3.08% and 2.90%, respectively, compared to 2.85% and 2.90% for the three and nine months ended September 30, 2021, respectively.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended September 30, 2022 and 2021, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2022			2021
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,159,240	$10,677	3.65%	$1,105,444	$10,215	3.67%
Loans - Paycheck Protection Program	779	2	1.02%	29,258	867	11.76%
Loans - non-taxable (1)	5,980	46	3.86%	6,282	49	3.92%
Investment securities - taxable	296,161	1,571	2.10%	203,875	822	1.60%
Investment securities - non-taxable (1)	42,247	307	3.65%	42,238	270	3.21%
Federal funds sold	1,000	6	2.38%	1,000	-	0.00%
Interest bearing deposits with banks	72,854	392	2.13%	109,135	41	0.15%
TOTAL INTEREST EARNING ASSETS	1,578,261	13,001	3.29%	1,497,232	12,264	3.27%
Less allowance for loan losses	(11,992)			(11,210)
Other assets	72,425			62,211
TOTAL ASSETS	$1,638,694			$1,548,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$250,901	$46	0.07%	$232,109	$37	0.06%
Savings	764,306	541	0.28%	660,953	464	0.28%
Certificates of deposit	129,133	318	0.98%	178,106	407	0.91%
Securities sold under agreements to repurchase and other borrowings	12,636	5	0.16%	27,958	30	0.43%
TOTAL INTEREST BEARING LIABILITIES	1,156,976	910	0.31%	1,099,126	938	0.34%

Non-interest bearing demand deposits	369,784			310,242
Other liabilities	18,075			19,360
Stockholders' equity	93,859			119,505
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,638,694			$1,548,233

Net interest income		$12,091			$11,326
Tax equivalent adjustments
Loans		12			13
Investments		82			72
Total tax equivalent adjustments		94			85
Net interest income on a tax equivalent basis		$12,185			$11,411
Net interest spread (US GAAP basis)			2.96%			2.91%
Net interest margin (US GAAP basis)			3.04%			3.00%
Net interest spread (non-US GAAP basis) (3)			2.98%			2.93%
Net interest margin (non-US GAAP basis) (3)			3.06%			3.02%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2022 and 2021, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2022 and 2021, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2022			2021

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,129,806	$30,529	3.61%	$1,098,022	$30,454	3.71%
Loans - Paycheck Protection Program	2,380	183	10.28%	41,435	2,425	7.82%
Loans - non-taxable (1)	6,048	138	3.86%	6,343	146	3.89%
Investment securities - taxable	295,867	4,364	1.97%	157,647	1,777	1.51%
Investment securities - non-taxable (1)	42,953	891	3.51%	35,729	714	3.38%
Federal funds sold	1,000	8	1.07%	1,000	-	0.00%
Interest bearing deposits with banks	105,540	671	0.85%	100,597	101	0.13%
TOTAL INTEREST EARNING ASSETS	1,583,594	36,784	3.13%	1,440,773	35,617	3.33%
Less allowance for loan losses	(11,721)			(11,008)
Other assets	69,409			60,914
TOTAL ASSETS	$1,641,282			$1,490,679

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$248,798	$120	0.06%	$219,191	$106	0.06%
Savings	762,343	1,592	0.28%	611,919	1,285	0.28%
Certificates of deposit	141,973	954	0.90%	195,446	1,604	1.10%
Securities sold under agreements to repurchase and other borrowings	15,993	28	0.23%	27,471	88	0.43%
Paycheck Protection Program Liquidity
Facility borrowings	-	-	0.00%	5,690	15	0.35%
TOTAL INTEREST BEARING LIABILITIES	1,169,107	2,694	0.31%	1,059,717	3,098	0.39%

Non-interest bearing demand deposits	350,839			294,765
Other liabilities	17,862			19,199
Stockholders' equity	103,474			116,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,641,282			$1,490,679

Net interest income		$34,090			$32,519
Tax equivalent adjustments
Loans		37			39
Investments		237			190
Total tax equivalent adjustments		274			229
Net interest income on a tax equivalent basis		$34,364			$32,748
Net interest spread (US GAAP basis)			2.81%			2.92%
Net interest margin (US GAAP basis)			2.88%			3.02%
Net interest spread (non-US GAAP basis) (3)			2.82%			2.94%
Net interest margin (non-US GAAP basis) (3)			2.90%			3.04%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2022 and 2021, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2022 and 2021, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	compared to September 30, 2021			compared to September 30, 2021
	(In Thousands)
	Due to change in:			Due to change in:
	Total			Total
	Change	Volume	Rate	Change	Volume	Rate

Interest-earning assets:
Loans - taxable	$462	$497	$(35)	$75	$882	$(807)
Loans - Paycheck Protection Program	(865)	(844)	(21)	(2,242)	(2,285)	43
Loans - non-taxable	(3)	(2)	(1)	(8)	(7)	(1)
Investment securities - taxable	749	372	377	2,587	1,558	1,029
Investment securities - non-taxable	37	-	37	177	145	32
Federal funds sold	6	-	6	8	-	8
Interest bearing deposits with banks	351	(14)	365	570	5	565
Total net change in income on
interest-earning assets	737	9	728	1,167	298	869

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	9	3	6	14	14	-
Savings	77	72	5	307	316	(9)
Certificates of deposit	(89)	(112)	23	(650)	(439)	(211)
Total deposits	(3)	(37)	34	(329)	(109)	(220)
Securities sold under agreements to
repurchase and other borrowings	(25)	(16)	(9)	(60)	(37)	(23)
Paycheck Protection Program
Liquidity Facility borrowings	-	-	-	(15)	(15)	-
Total net change in expense on
interest-bearing liabilities	(28)	(53)	25	(404)	(161)	(243)
Change in net interest income	$765	$62	$703	$1,571	$459	$1,112

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

For the three months ended September 30, 2022, the provision for loan losses was $275 thousand, as compared to $150 thousand for the same period ended September 30, 2021 due to growth in the loan portfolio. In the three months ended September 30, 2022, there were $67 thousand in recoveries and no charge-offs, as compared to $2 thousand in charge-offs and no recoveries for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the provision for loan losses was $625 thousand, as compared to $740 thousand for the same period ended September 30, 2021. In the nine months ended September 30, 2022, there were $69 thousand in recoveries and no charge-offs, as compared to $4 thousand in charge-offs and $2 thousand in recoveries for the nine months ended September 30, 2021. The provision for loan losses is a function of the allowance for loan loss methodology that the Company uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. During 2021 and through the nine months ending September 30, 2022, the Company increased the economic risk factor, loan modifications risk factor, and other external factor methodologies to incorporate the current economic implications, including concerns over inflation, supply chain and geopolitical events in the Ukraine, Russia, and North Korea, unemployment rates, and the amount of loan modifications due to the COVID-19 pandemic. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its September 30, 2022 allowance for loan loss levels. The allowance for loan losses is $12.2 million as of September 30, 2022, which is 1.03% of total loans receivable and 1.03% of loans receivable excluding PPP loans, compared to $11.3 million or 1.00% of total loans receivable and 1.01% of loans receivable excluding PPP loans as of September 30, 2021. At December 31, 2021, the allowance for loan losses was $11.5 million, which represented 1.03% of total loans receivable and 1.04% of loans receivable excluding PPP loans. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loans receivable (excluding PPP loans) portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In Thousands)
Loans receivable at end of period	$1,181,783	$1,118,213	$1,181,783	$1,118,213
Allowance for loan losses:
Balance, beginning	$11,836	$11,160	$11,484	$10,570
Provision for loan losses	275	150	625	740
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	(2)	-	(2)
Consumer	-	-	-	(2)
Total loans charged off	-	(2)	-	(4)
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	67	-	69	2
Consumer	-	-	-	-
Total recoveries	67	-	69	2
Net recoveries (charge offs)	67	(2)	69	(2)
Balance at end of period	$12,178	$11,308	$12,178	$11,308
Allowance for loan losses to loans receivable at end of period	1.03%	1.01%	1.03%	1.01%

Non-interest Income

Total non-interest income was $583 thousand for the three months ended September 30, 2022 compared to $508 thousand for the same period in 2021. The increase is, in part, attributable to an increase of $31 thousand in other service fees due, in part, to an expanding customer base and overdraft fees. Also contributing to the increase is a $41 thousand increase in bank owned life insurance income.

Total non-interest income remained relatively flat at $1.7 million for the nine months ended September 30, 2022 and September 30, 2021, with a slight increase of $18 thousand. The increase is, in part, attributable to an increase in merchant and credit card processing fees of $33 thousand, an increase in debit card interchange fees of $19 thousand, and an increase of $62 thousand in other service fees, in part, due to an expanding customer base and overdraft fees. The increase was offset by a decrease in bank owned life insurance income of $72 thousand. The decrease in the bank owned life insurance income was primarily due to a decrease in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets, offset by death benefit proceeds recognized in the first quarter of 2022. Additional decreases in non-interest income are attributable to the gain on the sale of securities of $24 thousand for the nine months ended September 30, 2021, compared to no gains on the sale of securities for the nine months ended September 30, 2022.

Non-interest Expense

Non-interest expenses increased $341 thousand from $6.2 million for the three months ended September 30, 2021 to $6.5 million for the three months ended September 30, 2022. The increase in non-interest expenses is, in part, attributable to a $334 thousand increase in salaries and employee benefits. The Company had a 6.0% increase in full-time equivalent employees from one hundred (100) at September 30, 2021 to one hundred and six (106) at September 30, 2022. New hires included a commercial lender and various branch and other operational personnel. The increase in the number of employees, together with the annual increases in salaries and benefits, increase in employee taxes, increase in health insurance cost, and an increase in stock grant expense, offset by a decrease in non-qualified pension expense, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to an increase of $55 thousand in data processing due primarily to e-commerce, the expanding customer base, and fees for the Company’s transition to a new online banking platform, an increase of $59 thousand in professional fees due primarily to legal and consulting fees, and an increase of $28 thousand in other expenses. These increases in non-interest expenses were offset, in part, by a decrease of $41 thousand in advertising and promotions, a decrease of $31 thousand in FDIC insurance due to a decrease in the quarterly assessment multiplier, and a decrease of $70 thousand in charitable contributions primarily due to the Educational Improvement Tax Credit contributions made in the third quarter of 2021. The Company’s efficiency ratio was 51.2% and 52.0% for the three months ending September 30, 2022 and 2021, respectively.

Non-interest expenses increased $1.6 million from $17.8 million for the nine months ended September 30, 2021 to $19.4 million for the nine months ended September 30, 2022. The increase in non-interest expenses is, in part, attributable to an increase of $1.1 million in salaries and employee benefits, in part, due to the increase in the number of employees, annual increases in salaries and benefits, increase in employee taxes, increase in health insurance cost, increase in stock grant expense, and a decrease in deferred compensation costs primarily associated with PPP loan originations during the nine months ending September 30, 2021, offset by a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $89 thousand in occupancy and equipment due, in part, to the opening of the Company’s new branch office at 2002 West Liberty Street in Allentown, Pennsylvania, along with an increase in equipment expenditures, an increase of $395 thousand in data processing due primarily to e-commerce, the expanding customer base, fees for the Company’s transition to a new online banking platform, an increase in data communications due to fees associated with switching to a new vendor, along with an increase in ATM network fees, an increase of $62 thousand in professional fees, an increase of $54 thousand in charitable contributions primarily due to a Neighborhood Assistance Program contribution made in the first quarter of 2022, and a $137 thousand increase in other expenses due, in part, to an increase in bank shares tax, director compensation, customer entertainment, employee activities, and debit card production, offset by a decrease in operating expenses. These increases in non-interest expenses were offset, in part, by a decrease of $121 thousand in advertising and promotions, a decrease of $63 thousand in FDIC insurance due to a decrease in the quarterly assessment multiplier, and a decrease of $64 thousand in loan and real estate expenses primarily due to decreases in recording and filing fees, legal loan fees, and other loan expenses. The Company’s efficiency ratio was 54.1% and 52.0% for the nine months ending September 30, 2022 and 2021, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2022 totaled $1.2 million, or 19.6% of income before taxes, compared to income taxes for the three months ended September 30, 2021 totaling $1.1 million, or 19.8% of income before taxes. The decrease in the tax rate is, in part, due to the increase in income on bank owned life insurance and the result of a change in the mix of taxable and tax free loans and investments.

The provision for income taxes for the nine months ended September 30, 2022 totaled $3.1 million, or 19.4% of income before taxes, compared to income taxes for the nine months ended September 30, 2021 totaling $3.1 million, or 19.6% of income before taxes. The decrease in the tax rate is, in part, due to the increase in income on bank owned life insurance and the result of a change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of September 30, 2022. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans.

Total securities at September 30, 2022 were $311.9 million compared to $310.3 million at December 31, 2021. The increase in the investment portfolio resulted from the purchase of twelve (12) mortgage-backed securities, two (2) government agency bonds, twenty-five (25) tax-free municipal bonds, twelve (12) taxable municipal bonds, and eight (8) Treasury bonds totaling $93.3 million; offset by principal pay downs on mortgage-backed securities, the calls of seven (7) non-taxable municipal bonds, and the maturity of one (1) taxable municipal bond totaling $19.7 million, and an increase in unrealized losses of $72.3 million. The carrying value of the securities portfolio as of September 30, 2022 includes a net unrealized loss of $73.8 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $1.5 million at December 31, 2021. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 in response to economic conditions since purchase. No securities are deemed to be other than temporarily impaired and the Company has the intent and ability to hold the securities until maturity or market price recovery.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (excluding PPP loans) at September 30, 2022 increased $73.3 million to $1.17 billion from $1.10 billion at December 31, 2021. The gross loan-to-deposit ratio (both including and excluding PPP loans) increased from 76% at December 31, 2021 to 78% at September 30, 2022. The Company’s loan portfolio at September 30, 2022 was comprised of residential real estate and consumer loans of $641.1 million, an increase of $21.7 million from December 31, 2021, and commercial loans of $540.7 million, an increase of $52.0 million from December 31, 2021. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. The Company was a participant in the SBA PPP to support the needs of its small business clients. PPP loans receivable at September 30, 2022 and December 31, 2021 was $290 thousand and $8.6 million, respectively.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company did not categorize these modifications as troubled debt restructurings. As of September 30, 2022, the Company had one hundred seventy-two (172) loans totaling $104.3 million, for which the payment accommodation period has ended and the loans have resumed payments under their original contractual terms.

Credit Risk and Loan Quality

The Company’s allowance for loan losses increased $694 thousand to $12.2 million at September 30, 2022, compared to $11.5 million at December 31, 2021. At September 30, 2022 and December 31, 2021, the allowance for loan losses represented 1.03% of total loans receivable. At September 30, 2022 and December 31, 2021, the allowance for loan losses represented 1.03% and 1.04%, respectively, of total loans receivable excluding PPP loans, which are guaranteed by the SBA. During the first nine months of 2022, the Company increased the other economic conditions methodology to reflect record inflation, continued supply chain disruptions, and overarching economic implications caused by the Ukraine conflict, leading to an increase in the allowance for loan losses and a decrease in the unallocated reserve. In determining its allowance for loan loss level at September 30, 2022, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. All loans that had the CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. The Company’s non-performing loans to total loans receivable and nonperforming loans to total loans receivable excluding PPP loans was 0.19% at September 30, 2022, compared to 0.28% at September 30, 2021 and 0.23% at December 31, 2021. At September 30, 2022 approximately 95% of the Company’s loan portfolio is collateralized by real estate. The Company is not required to adopt the Current Expected Credit Losses (“CECL”) FASB accounting standard until 2023. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for loan losses as new information becomes available.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) for the three and nine months ended September 30, 2022.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2022	2021	2021

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	-	242	793
Restructured loans, accruing interest and less than 90 days past due	2,208	2,337	2,388
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	2,208	2,579	3,181
Foreclosed assets	-	-	-
Total nonperforming assets	$2,208	$2,579	$3,181
Nonperforming loans to total loans (excluding PPP loans)	0.19%	0.23%	0.28%
Nonperforming assets to total assets	0.14%	0.16%	0.20%
Non-accrual loans to total loans (excluding PPP loans)	0.00%	0.02%	0.07%
Allowance to non-accrual loans	0.00%	4745.45%	1425.98%
Net charge-offs (recoveries) to average loans (excluding PPP loans)	-0.01%	0.00%	0.00%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $16 thousand from December 31, 2021 to September 30, 2022. This decrease is due to depreciation on existing premises and equipment and a disposal of an existing asset, offset by new purchases.

Deposits

Total deposits at September 30, 2022 increased $40.0 million to $1.51 billion from $1.47 billion at December 31, 2021. The increase in the Company’s deposits was due to an increase of $50.5 million in demand, NOW and money market deposits and a $13.8 million increase in savings deposits; offset by a decrease of $24.3 million in time deposits. The growth in total deposits was primarily due to organic growth of new and existing customers. Included in the above mentioned increase was a $23.4 million increase in non-interest bearing demand personal deposits and a $28.5 million increase in non-interest bearing demand business deposits. The funds were primarily used to fund new loan growth, purchase securities, and to pay off FHLB long-term borrowings. Included in total deposits at September 30, 2022 were personal deposits of $1.1 billion, business deposits of $321.5 million, and municipal deposits of $104.2 million. Included in total deposits at December 31, 2021 were personal deposits of $1.0 billion, business deposits of $329.3 million, and municipal deposits of $88.5 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $72.2 million at September 30, 2022, compared to $169.7 million at December 31, 2021.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. Selling of securities would not be a primary source of short term liquidity needs given the unrealized losses currently in the portfolio. At September 30, 2022, the Company had $311.9 million of available for sale securities. Securities with carrying values of approximately $129.5 million and $114.0 million at September 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At September 30, 2022, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $742.7 million, of which $742.6 million was available as of September 30, 2022. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of September 30, 2022 and December 31, 2021. There were no long-term FHLB advances outstanding as of September 30, 2022 and $14.7 million in long-term FHLB advances outstanding as of December 31, 2021. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2022 and December 31, 2021. Advances from this line are unsecured.

The Company has an unsecured revolving line of credit facility with the ACBB of $5.0 million, of which none was outstanding at September 30, 2022 and December 31, 2021. Advances from this line are unsecured. Subsequent to September 30, 2022, in October 2022, this facility was extended for an additional year and increased to $7.5 million of availability.

The Bank is a member of the Certificate of Deposit Account Registry Services (CDARS) program offered by Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250 thousand that are placed in the program. The Bank also has available the Insured Cash Sweep (ICS) program, another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity similar to a money market or savings account.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $186.1 million and $155.2 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the Company had letters of credit outstanding of $9.2 million and $9.5 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $76.0 million as of September 30, 2022, representing a net decrease of $46.6 million from December 31, 2021. The decrease in capital was primarily the result of an increase of $57.1 million in accumulated other comprehensive loss from unrealized losses on available for sale securities due to market conditions, as securities were affected by increasing market interest rates in 2022 leading to unrealized losses in the investment portfolio. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations. In addition, treasury stock purchases of $18 thousand and dividends paid of $2.6 million, were offset by net income of $12.7 million, an increase in common stock of $13 thousand, and an increase in surplus of $469 thousand due to stock grants and employee stock purchases with compensation expense.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $10.05 and $16.24 at September 30, 2022 and December 31, 2021, respectively. The Company’s tangible book value per share not including accumulated other comprehensive loss in the total stockholders’ equity numerator (a non-GAAP measure) was $17.77 and $16.40 at September 30, 2022 and December 31, 2021, respectively. The Company believes this non-GAAP measurement enhances the overall understanding of Company performance and increases comparability of period to period results, but should not be viewed as a substitute for the measure as determined in accordance with GAAP or an inference that future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table presents the computation of this non-GAAP based measure shown together with its most directly comparable GAAP measure:

	September 30, 2022	December 31, 2021
	(Dollars In Thousands Except Per Share Data)
Tangible Book Value Per Share
Total stockholders' equity	$75,955	$122,515
Addback: accumulated other comprehensive loss ("AOCL")	58,295	1,194
Total stockholders' equity not included AOCL (non-GAAP)	$134,250	$123,709

Common stock shares outstanding	7,554,015	7,541,776
Book value per share (most directly comparable GAAP based measure)	$10.05	$16.24
AOCL per share	7.72	0.16
Book value per share not including AOCL (non-GAAP)	$17.77	$16.40

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of September 30, 2022, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	September 30, 2022	December 31, 2021

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$134,111	$123,520
Tier 2, allowable portion of allowance for loan losses	12,178	11,484
Total capital	$146,289	$135,004

Common equity tier 1 capital ratio	12.7%	12.8%
Tier 1 risk based capital ratio	12.7%	12.8%
Total risk based capital ratio	13.9%	14.0%
Tier 1 leverage ratio	8.0%	7.7%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	September 30, 2022	December 31, 2021

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$134,250	$123,709
Tier 2, allowable portion of allowance for loan losses	12,178	11,484
Total capital	$146,428	$135,193

Common equity tier 1 capital ratio	12.7%	12.9%
Tier 1 risk based capital ratio	12.7%	12.9%
Total risk based capital ratio	13.9%	14.0%
Tier 1 leverage ratio	8.0%	7.7%

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

Because income simulations assume that the Company’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that management could implement in response to rate shifts. Computations of future effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results. Assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag changes in market interest rates. Interest rate shifts may not be parallel.

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at September 30, 2022. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every three to four months. Management reviews all assumptions on a periodic basis and believe current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	-0.7%
Down 200 basis points	-2.0%

Up 100 basis points	0.0%
Up 200 basis points	-0.1%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2022, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 10, 2022	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 10, 2022	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer