Form 10-K
period 2022-12-31
Embassy Bancorp, Inc.
filed 2023-03-17
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $104,728,159.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 10, 2023	($1.00 Par Value)	7,600,868
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Embassy Bancorp, Inc.

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

The Company does not sell its mortgages into the secondary market, has not been involved in any “sub-prime” mortgage lending or lending to fintech start-ups or crypto currency and related companies. The Company has not purchased or invested in any securities backed by or which include sub-prime, fintech start-ups, or crypto currency loans.

In 2020, as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company was approved to be a Paycheck Protection Program (“PPP”) lender. The Company had not previously been an approved Small Business Administration (“SBA”) 7(a) lender. The Company participated in the SBA’s PPP under the CARES Act and subsequent 2021 Consolidated Appropriations Act (“CAA”).

Commercial Lending

The Company typically targets businesses with annual revenues of less than $15 million, including business owners, operators of real estate, legal, and medical professionals. The Company offers responsiveness, flexibility and local decision making for loan applications of small business owners, thereby eliminating delays caused by non-local management. The Company participates in various local, state, and federal loan programs.

Embassy Bancorp, Inc.

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

Other Services

To further attract and retain customer relationships, the Company currently provides or expects to provide the standard array of financial services expected of a community bank, which include the following:

ACH Origination	Credit/Debit Card Merchant Processing	Person to Person Payments
ATM and Debit Cards	Direct Deposit/ACH Services	Personal Financial Management
Automated Teller Machines	Escrow Management Services	Positive Pay
Bank by Mail	Fraud Detection Services	Remote Deposit Capture
Cash Management Services	Gift Cards	Safe Deposit Boxes
Certified Checks	Mobile Banking	Savings Bond Redemptions
Commercial Credit Cards	Night Depository Services	Treasurer Checks
Consumer Credit Cards	On-Line Banking and Bill Pay	Wire Transfers

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

According to Federal Deposit Insurance Corporation (“FDIC”) data, as of June 30, 2022, the Company ranks 5th in bank market share in Northampton County with four (4) offices, and 5th in Lehigh County bank market share with six (6) offices, with a combined deposit market share of 8.11% for both counties. The Company believes there is significant room for organic growth in its current market area of Lehigh and Northampton Counties.

The Company continually evaluates strategic locations for branch offices within the Lehigh Valley, which are supplemented by convenient access through electronic banking products and services, for both consumer and commercial customers. The Company currently has ten (10) offices.

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

Employees

As of December 31, 2022, the Company had a total of 109 full-time equivalent employees.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

At December 31, 2022 and December 31, 2021, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards and exceeded the capital conservation buffers.  See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Embassy Bancorp, Inc.

At December 31, 2022, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 12 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

The Company had its last CRA examination in 2022 and received a “satisfactory” rating.

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

Other Legislative Initiatives

Proposals may be introduced in the United States Congress and in the Pennsylvania Legislature and before various bank regulatory authorities, which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate, or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company’s business and earnings.

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

It is by design that the Company runs a very efficient operation, relying greatly on the knowledge and experience of its leadership team, and, where appropriate, the outsourcing of certain functions to high quality vendors, in order to do so.  This level of efficiency requires that individual members of the Company’s leadership team assume roles that are most often held by multiple individuals at banks within the Company’s peer group.   For example, David M. Lobach, Jr. serves as Chairman of the Board, as well as President and Chief Executive Officer,  Judith A. Hunsicker serves as Chief Operating Officer and Chief Financial Officer, James R. Bartholomew serves as Senior Lending Officer (until his retirement effective December 31, 2022) and oversees business banking and business development, Diane M. Cunningham oversees retail banking and consumer lending, as well as marketing, and Lynne M. Neel oversees the finance department, deposit and loan operations and investor relations, to name a few such examples. This multidisciplinary approach is replicated throughout the Company.

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

Embassy Bancorp, Inc.

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

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic and on March 13, 2020 the United States government declared COVID-19 as a national emergency. Specific to COVID-19, the Company’s top priority is the health and safety of our team, customers, vendors, and the public. Embassy Bank’s Pandemic Officer is responsible for the oversight of the Company’s COVID-19 Program. The COVID-19 Plan Guidance has been distributed to all employees, and when necessary, to on-site workers, and vendors. All team members, onsite workers, visitors, vendors, and customers must comply with local, state, and federal government regulations regarding COVID-19 policies and personal protective equipment (PPE) requirements. The Company has followed, and intends to continue to follow, at minimum, the most recent guidance issued by the Center for Disease Control (“CDC”).

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

Interest rate volatility could negatively affect our net interest income, lending activities, deposits, and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Effects of inflation may adversely affect our profitability.

The majority of assets and liabilities of the Company are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The precise impact of inflation upon the Company is difficult to measure. Inflation may affect the borrowing needs of consumers, thereby impacting the growth rate of the Company’s assets, as well as the expense paid on our deposits and borrowings. Inflation may also affect the general level of interest rates, which can have a direct bearing on the profitability of the Company.

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

Embassy Bancorp, Inc.

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

As of December 31, 2022, the Company had $286 thousand of PPP loans yet to be forgiven.

We are subject to credit risk.

As of December 31, 2022, excluding PPP loans, approximately 47 percent of the Company’s loan portfolio consisted of commercial, commercial construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate or secured consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, commercial construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses, which is a reserve established that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The Company has determined, because of the 100% SBA guarantee, that no allowance for loan losses is required on the PPP loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of our control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review our allowance for possible loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on information unavailable to, or judgments different than those of, management. In addition, if charge-offs in future periods exceed the allowance, we may need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance resulting from loan loss provisions will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

The FASB issued an accounting standard on allowance for loan losses. This new accounting standard became effective for us beginning on January 1, 2023. This standard, referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. CECL may cause volatility in the allowance due to its forecasting requirement. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Embassy Bancorp, Inc.

Our profitability depends significantly on economic conditions in Pennsylvania.

Unlike larger or regional financial institutions that are more geographically diversified, our success is dependent to a significant degree on economic conditions in Pennsylvania, especially in Lehigh and Northampton Counties, which are the counties and markets primarily served by us in the years up to and including 2022. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas served by us, could cause an increase in the level of the Bank’s non-performing assets and loan losses, thereby causing operating losses, impairing liquidity, and eroding capital. We can give no assurance that adverse changes in the local economy would not have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, and the fair value of certain financial instruments (securities). While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these standards could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. From time to time, the FASB and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

Prior levels of market volatility were unprecedented and future volatility may have materially adverse effects on the market price of our common stock, our liquidity and financial condition.

Starting in March 2020, the capital and credit markets have experienced extreme volatility and disruption related to the COVID-19 pandemic and, more recently, as a result of the failures of Silicon Valley Bank (“SVB”) and Signature Bank. In many cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. If such levels of market disruption and volatility continue, there can be no assurance that we will not experience adverse effects, which may materially affect the market price of our common stock and/or our liquidity, financial condition, and profitability.

Embassy Bancorp, Inc.

Our banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect our earnings.

Poor economic conditions and the resulting bank failures from the most recent recession have stressed the Deposit Insurance Fund and increased the costs of our FDIC insurance assessments. Promptly following the recent failures of SVB and Signature Bank in March 2023, the federal banking regulators announced that the FDIC will use funds from the Deposit Insurance Fund to ensure that all depositors in SVB and Signature Bank are made whole, at no cost to taxpayers. We anticipate that the FDIC will impose special assessments on all banks in order to replenish the DIF, in addition to the recently announced increase in premiums. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments. We are generally unable to control the amount of premiums or special assessments that our banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock at the current rate or at all.

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

Embassy Bancorp, Inc.

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

On March 10, 2023, the FDIC took control and was appointed receiver of SVB, and on March 12, 2023, the FDIC took control and was appointed receiver of Signature Bank, in each case due primarily to liquidity concerns related to those institutions. As of March 13, 2023, we did not have any direct exposure to SVB or Signature Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

As of December 31, 2022, our directors and executive officers beneficially owned in excess of 28% of our issued and outstanding common stock on a fully diluted basis.  Such persons, as a group, will have sufficient votes to strongly influence the outcome of all matters submitted to our shareholders, including the election of directors.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company.

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

Embassy Bancorp, Inc.

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

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to our shareholders. By incorporating under Pennsylvania law, our board of directors owes its fiduciary duty solely to the corporation. As such, Pennsylvania law does not require a director to act solely because of the effect such action might have on an acquisition or potential acquisition of control of the corporation or the consideration that might be offered or paid to shareholders in such an acquisition. Additionally, Pennsylvania law:

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

Any one or more of these laws or measures, particularly when coupled with the fact that our insiders hold approximately 28% of our voting shares, may impede the takeover of the Company and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

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

Embassy Bancorp, Inc.

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

Federal banking regulators require us and our bank subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation, and bank regulatory agencies.  In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. As of December 31, 2022, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines.

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

	2022		2021
	High	Low	High	Low
First Quarter	$21.00	$20.01	$16.75	$14.25
Second Quarter	$21.30	$19.00	$20.01	$16.50
Third Quarter	$21.40	$18.80	$21.20	$19.00
Fourth Quarter	$20.36	$18.50	$20.69	$19.16

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 10, 2023, there are approximately 863 owners of record of the common stock of the Company.

(c)On July 15, 2022, the Company paid $2,643,640 or $0.35 per share, in an annual cash dividend on its common stock. On July 16, 2021, the Company paid $2,252,429 or $0.30 per share, in an annual cash dividend on its common stock. As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company. See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s shareholder approved Stock Incentive Plan, as of December 31, 2022:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	-	N/A	407,875

(e)Sales of Securities.

None.

Embassy Bancorp, Inc.

(f)Repurchase of Equity Securities.

The following table sets forth the number of shares of common stock repurchased by the Company, and the average price paid for such shares, during the fourth quarter of 2022. The Company has not publicly announced any purchase plan or program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	N/A	N/A	N/A	N/A
November 1 - 30, 2022	N/A	N/A	N/A	N/A
December 1 - 31, 2022	4,353	$18.78	N/A	N/A

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. The Company maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is established through the provision for loan losses, which is a charge against earnings. Provision for loan losses is made to reserve for estimated probable losses on loans. The allowance for loan losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio, trends in actual and forecasted credit quality, including delinquency, charge-off and bankruptcy rates, and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provision for loan losses. Management believes the allowance for loan losses is adequate and reasonable. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses” and “Allowance for Loan Losses” in Notes 1 and 3 to the consolidated financial statements. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for

Embassy Bancorp, Inc.

loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

OVERVIEW

The Company’s assets grew $7.0 million from $1.63 billion at December 31, 2021 to $1.64 billion at December 31, 2022. The increase was due to an increase of $6.7 million in securities available for sale, an increase of $99.6 million in net loans receivable (excluding PPP loans), and an increase of $11.8 million in other assets; offset by a decrease of $102.4 million in cash and cash equivalents and a decrease of $8.3 million in net PPP loans receivable due to net loan forgiveness. The decrease in cash and cash equivalents was primarily due to repayments of FHLB long term borrowings of $14.7 million maturing during the first quarter of 2022, purchases of available for sale securities, and net loan growth (excluding PPP), offset, in part, by the forgiveness of PPP loans, an increase in deposits, and an increase in securities sold under agreement to repurchase. The $6.7 million growth in securities available for sale was net of an increase in unrealized losses of $63.2 million. The increase of $11.8 million in other assets was primarily due to the growth of $13.3 million in the deferred tax asset in relation to unrealized losses on securities. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in response to economic conditions since purchase and not due to credit quality of the investment portfolio.

Net loans receivable (excluding PPP loans) increased by $99.6 million to $1.20 billion at December 31, 2022 from $1.10 billion at December 31, 2021. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments. See expanded discussion under the Financial Condition: Loans section below.

The Company's deposits grew $54.1 million from $1.47 billion at December 31, 2021 to $1.52 billion at December 31, 2022. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the growth is the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company also continues to gain new deposit opportunities created by mergers, name changes, and

Embassy Bancorp, Inc.

competitive branch hour adjustments and/or closures in the Company’s market area, attracting new customers looking to relocate to a local, reputable community bank.

The Company’s net income increased $916 thousand, or 5.5%, to $17.7 million in 2022 from $16.8 million in 2021. Diluted earnings per share increased to $2.34 in 2022 from $2.22 in 2021, and basic earnings per share increased to $2.34 in 2022 from $2.23 in 2021, respectively. The difference in net income for the year ended December 31, 2022 and December 31, 2021 resulted from increases in net interest income and a decrease in the provision for loan losses; offset by a slight decrease in non-interest income and an increase in non-interest expenses and income tax expense. The Company’s pre-tax net income for 2021 included $2.7 million of PPP loan interest and fees, as compared to $184 thousand for 2022.

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

2022 Compared to 2021

Total interest income for the year ended December 31, 2022 was $50.4 million, compared to $47.5 million for the year ended December 31, 2021. Average earning assets were $1.58 billion for the year ended December 31, 2022 as compared to $1.47 billion for the year ended December 31, 2021. The tax equivalent yield on average earning assets was 3.22% for the year ended December 31, 2022 as compared to 3.25% for the year ended December 31, 2021.

Total interest expense for the year ended December 31, 2022 increased $91 thousand to $4.1 million, as compared to $4.0 million for the year ended December 31, 2021. Average interest bearing liabilities were $1.16 billion for the year ended December 31, 2022 as compared to $1.08 billion for the year ended December 31, 2021. The yield on average interest bearing liabilities was 0.35% and 0.37% for the year ended December 31, 2022 and December 31, 2021, respectively.

Net interest income increased $2.8 million, or 6.4%, to $46.3 million for the year ended December 31, 2022 as compared to $43.5 million for the year ended December 31, 2021. The improvement in net interest income is, in part, the result of an increase in the balances of taxable and non-taxable loans, an increase in taxable and non-taxable

Embassy Bancorp, Inc.

investments due to purchases of $93.3 million in 2022, along with an increase in the rates of non-taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks. Also contributing to the improvement in net interest income for the year ended December 31, 2022 was a decrease in the balance of certificates of deposit, a decrease in interest expense on long term FHLB borrowings due to repayment in the first quarter of 2022, and no interest expense from PPPLF borrowings due to repayment in the first quarter of 2021. The improvements were offset, in part, by a decrease in the interest and fee income from PPP loans, a decrease in the balance of interest bearing due from banks, a decrease in the rates of taxable loans, and an increase in the balance and rates of interest bearing demand deposits, NOW, money market, and savings, along with an increase in the rate of certificates of deposit. The Company’s net interest margin for the year ended December 31, 2022 was 2.94% on a US GAAP basis and 2.96% on a non-US GAAP basis, compared to 2.96% on a US GAAP basis and 2.98% on a non-US GAAP basis for the year ended December 31, 2021.

The Company’s net interest margin was also affected by the balance of PPP loans, which bear interest at a rate of 1.0%, and PPPLF borrowings, which bore an interest rate of 0.35% and were paid off in early February 2021. The net interest margin on a tax equivalent (non-US GAAP) basis excluding PPP loans and PPP interest income and PPPLF borrowings interest expense for the year ended December 31, 2022 was 2.97%, compared to 2.86% for the year ended December 31, 2021.

Embassy Bancorp, Inc.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2022			Year Ended December 31, 2021

	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$1,145,441	$41,813	3.65%	$1,101,030	$40,633	3.69%
Loans - Paycheck Protection Program	1,852	184	9.94%	34,058	2,747	8.07%
Loans - non-taxable (1)	6,451	209	4.10%	6,302	193	3.88%
Investment securities - taxable	290,357	5,921	2.04%	177,719	2,765	1.56%
Investment securities - non-taxable (1)	41,854	1,196	3.62%	37,374	1,014	3.43%
Federal funds sold	1,000	17	1.72%	1,000	-	0.04%
Interest bearing deposits with banks	88,996	1,045	1.17%	111,115	154	0.14%

TOTAL INTEREST EARNING ASSETS	1,575,951	50,385	3.22%	1,468,598	47,506	3.25%

Less allowance for loan losses	(11,869)			(11,096)
Other assets	71,313			61,315

TOTAL ASSETS	$1,635,395			$1,518,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$247,379	$184	0.07%	$225,658	$142	0.06%
Savings	751,101	2,189	0.29%	635,626	1,775	0.28%
Certificates of deposit	148,661	1,687	1.13%	187,255	1,962	1.05%
Securities sold under agreements to repurchase and other borrowings	15,437	43	0.27%	27,520	118	0.43%
Paycheck Protection Program Liquidity Facility borrowings	-	-	0.00%	4,256	15	0.35%

TOTAL INTEREST BEARING LIABILITIES	1,162,578	4,103	0.35%	1,080,315	4,012	0.37%

Non-interest bearing demand deposits	357,184			301,800
Other liabilities	17,801			18,794
Stockholders' equity	97,832			117,908

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,635,395			$1,518,817

Net interest income		$46,282			$43,494
Tax equivalent adjustments:
Loans		56			51
Investments		318			270
Total tax equivalent adjustments		373			321
Net interest income on a tax equivalent basis		$46,655			$43,815
Net interest spread (US GAAP basis)			2.84%			2.86%
Net interest margin (US GAAP basis)			2.94%			2.96%
Net interest spread (non-US GAAP basis) (3)			2.87%			2.88%
Net interest margin (non-US GAAP basis) (3)			2.96%			2.98%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2022 and 2021, respectively.
(2) The average balance of taxable loans includes loans in which interest is no longer accruing.
(3) Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2022 and 2021, respectively.

Embassy Bancorp, Inc.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2022 vs. 2021
	Increase (decrease) due to changes in:
	(In Thousands)

	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$1,639	$(459)	$1,180
Loans - Paycheck Protection Program	(2,598)	35	(2,563)
Loans - non-taxable	5	11	16
Investment securities - taxable	1,752	1,404	3,156
Investment securities - non-taxable	122	60	182
Federal funds sold	-	17	17
Interest bearing deposits with banks	(31)	922	891
Total net change in income on
interest-earning assets	889	1,990	2,879

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	14	28	42
Savings	322	92	414
Certificates of deposit	(404)	129	(275)
Total deposits	(68)	249	181
Securities sold under agreements to
repurchase and other borrowings	(52)	(23)	(75)
Paycheck Protection Program
Liquidity Facility borrowings	(15)	-	(15)
Total net change in expense on
interest-bearing liabilities	(135)	226	91
Change in net interest income	$1,024	$1,764	$2,788

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

Embassy Bancorp, Inc.

The allowance consists of general, specific, and unallocated components. The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors. The specific component relates to loans that are classified as impaired and/or restructured. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. An allowance for loan losses is not maintained on loans designated as held for sale.

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

For the year ended December 31, 2022, the provision for loan losses was $895 thousand, compared to $915 thousand for the year ended December 31, 2021. Gross loans, excluding PPP loans, grew $100.3 million, or 9.1%, in 2022 over 2021. During the year ended December 31, 2022, there were no charge-offs and $70 thousand in recoveries, as compared to $4 thousand in charge-offs and $3 thousand in recoveries for the year ended December 31, 2021. The provision for loan losses is a function of the allowance for loan loss methodology that the Bank uses to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. During the years ending December 31, 2022 and 2021, the Company adjusted the economic risk factor and other external factor methodologies to incorporate the current economic implications of inflation rates, gas prices, supply chain disruptions, and any future interest rate increases. See further discussion following in the “Credit Risk and Loan Quality” section of the Bank’s considerations of its December 31, 2022 allowance for loan loss levels. The allowance for loan losses as of December 31, 2022 was $12.4 million representing 1.03% of outstanding loans receivable (excluding PPP loans), as compared to $11.5 million as of December 31, 2021, representing 1.04% of outstanding loans receivable. Based principally on economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Bank’s market area, the allowance is believed to be adequate to absorb any losses inherent in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Bank has not participated in any sub-prime lending activity.

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

Total non-interest income decreased by $57 thousand from $2.4 million at December 31, 2021 to $2.3 million for the year ended December 31, 2022. The slight decrease is, in part, attributable to a decrease in bank owned life insurance

Embassy Bancorp, Inc.

income of $83 thousand. The decrease in the bank owned life insurance income was primarily due to a decrease in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets, offset by death benefit proceeds recognized in the first quarter of 2022. Additional decreases in non-interest income are attributable to the gain on the sale of securities of $24 thousand and gain on the sale of other real estate owned of $103 thousand for the year ended December 31, 2021, compared to no gains on the sale of securities and no gains on the sale of real estate owned for the year ended December 31, 2022. The decrease was offset by an increase in merchant and credit card processing fees of $35 thousand, an increase in debit card interchange fees of $21 thousand, and an increase of $97 thousand in other service fees, in part, due to an expanding customer base, overdraft fees, and early certificates of deposit withdrawals. As the deposit customer account base continues to grow and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a more significant contributor to the overall profitability of the Company. Currently, and unlike many in the industry, the Company does not derive additional non-interest fee income by selling its mortgages in the secondary market, nor does it offer trust or investment/brokerage services to its customers.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2022 was $25.7 million, compared to $24.1 million for the year ended December 31, 2021. The increase in non-interest expenses is primarily due to an increase of $1.3 million, or 10.3%, over 2021, in salaries and employee benefits. The Company had an increase in full-time equivalent employees from one hundred six (106) at December 31, 2021 to one hundred nine (109) at December 31, 2022, respectively. New hires included a commercial lender and various branch and other operational personnel. The increase in the number of employees, together with the annual increases in salaries and benefits, an increase in employee taxes, an increase in health insurance cost, an increase in stock grant expense, a decrease in deferred loan costs primarily associated with no PPP loan originations in 2022, offset by a decrease in non-qualified pension expense, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to an increase of $75 thousand in occupancy and equipment due, in part, to the opening of the Company’s new branch office at 2002 West Liberty Street in Allentown, Pennsylvania, along with an increase in other occupancy expenses, an increase of $279 thousand in data processing due primarily to e-commerce, the expanding customer base, fees for the Company’s transition to a new online banking platform, an increase in data communications due to fees associated with switching to a new vendor, along with an increase in ATM network fees, an increase of $100 thousand in professional fees, an increase of $65 thousand in charitable contributions primarily due to a Neighborhood Assistance Program contribution made in the first quarter of 2022, and a $190 thousand increase in other expenses due, in part, to an increase in bank shares tax, director compensation, customer entertainment, employee activities, and debit card production, offset by a decrease in operating expenses. These increases in non-interest expenses were offset, in part, by a decrease of $178 thousand in advertising and promotions, a decrease of $87 thousand in FDIC insurance due to a decrease in the quarterly assessment multiplier, and a decrease of $88 thousand in loan and real estate expenses primarily due to decreases in recording and filing fees, legal loan fees, appraisal fees, and other loan expenses. The Company’s efficiency ratio was 52.9% and 52.6% for the year ending December 31, 2022 and 2021, respectively.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income in the Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $4.3 million and $4.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. The effective rate on income taxes for the years ended December 31, 2022 and 2021 was 19.5%, respectively.

Embassy Bancorp, Inc.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is generally structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of December 31, 2022. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates. Selling of securities would not be a primary source of short term liquidity needs given the unrealized losses currently in the portfolio.

The Company’s securities portfolio was $317.0 million at December 31, 2022, a $6.7 million increase from securities of $310.3 million at December 31, 2021. The increase in the investment portfolio resulted from the purchase of twelve (12) mortgage-backed securities, two (2) government agency bonds, twenty-five (25) tax-free municipal bonds, twelve (12) taxable municipal bonds, and eight (8) Treasury bonds totaling $93.3 million; offset by principal pay downs on mortgage-backed securities, the calls of seven (7) non-taxable municipal bonds, and the maturity of one (1) taxable municipal bond totaling $23.8 million, and an increase in unrealized losses of $63.2 million. The carrying value of the securities portfolio as of December 31, 2022 includes a net unrealized loss of $64.7 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $1.5 million at December 31, 2021. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 in response to economic conditions since purchase. No securities are deemed to be other than temporarily impaired and the Company has the intent and ability to hold the securities until maturity or market price recovery.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2022 and 2021.

	2022	2021

	(In Thousands)

U.S. Treasury securities	$16,771	$-
U.S. Government agency obligations	32,551	28,858
Municipal securities	58,617	61,104
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - commercial	434	530
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	208,619	219,772
Total Securities Available for Sale	$316,992	$310,264

Embassy Bancorp, Inc.

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2022. Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Treasury securities	$2,481	2.90%	$14,290	2.94%	$-	-	$-	-	$16,771	2.93%
U.S. Government agency
obligations	30,294	0.25%	2,257	1.28%	-	-	-	-	32,551	0.32%
Municipal securities	249	0.88%	1,805	2.82%	5,135	3.63%	51,428	3.01%	58,617	3.05%
U.S. GSE - Mortgage-
backed securities-
commercial	-	-	-	-	434	2.39%	-	-	434	2.39%
U.S. GSE - Mortgage-
backed securities-
residential	-	-	15,544	2.86%	64,640	1.70%	128,435	1.82%	208,619	1.86%
Total Debt Securities	$33,024	0.45%	$33,896	2.78%	$70,209	1.85%	$179,863	2.16%	$316,992	1.98%

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (excluding PPP loans) at December 31, 2022 increased $99.6 million to $1.20 billion from $1.10 billion at December 31, 2021. The gross loan-to-deposit ratio (excluding PPP loans) increased from 76% at December 31, 2021 to 79% at December 31, 2022. The Company’s loan portfolio at December 31, 2022 was comprised of residential real estate and consumer loans of $644.8 million, an increase of $25.4 million from December 31, 2021, and commercial loans of $563.6 million, an increase of $74.9 million from December 31, 2021. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. The Company was a participant in the SBA PPP to support the needs of its small business clients. PPP loans receivable at December 31, 2022 and December 31, 2021 was $286 thousand and $8.6 million, respectively.

Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company did not categorize these modifications as troubled debt restructurings. As of December 31, 2022, the Company had one hundred fifty-eight (158) loans totaling $98.9 million, for which the payment accommodation period has ended and the loans have resumed payments under their original contractual terms.

Embassy Bancorp, Inc.

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2022 and 2021. All of the Company’s loans are to domestic borrowers.

	December 31, 2022		December 31, 2021
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$507,300	41.98%	$440,655	39.77%
Commercial construction	16,761	1.39%	6,100	0.55%
Commercial	39,520	3.27%	41,923	3.78%
Residential real estate	643,975	53.30%	618,694	55.84%
Consumer	782	0.06%	642	0.06%

Gross loans	1,208,338	100.00%	1,108,014	100.00%
Unearned origination costs	275		25
Allowance for loan losses	(12,449)		(11,484)

Net Loans	$1,196,164		$1,096,555

The following table shows the maturities of the commercial and consumer loan portfolios and the loans subject to interest rate fluctuations at December 31, 2022.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

	(In Thousands)

Commercial real estate	$34,590	$278,474	$193,347	$889	$507,300
Commercial construction	16,015	746	-	-	16,761
Commercial	5,472	25,682	7,917	449	39,520
Residential Real Estate	3,801	18,834	367,434	253,906	643,975
Consumer	329	374	26	53	782

	$60,207	$324,110	$568,724	$255,297	$1,208,338

Fixed Rates	$40,912	$323,320	$568,697	$241,495	$1,174,424
Variable Rates	19,295	790	27	13,802	33,914

	$60,207	$324,110	$568,724	$255,297	$1,208,338

Credit Risk and Loan Quality

The allowance for loan losses increased $965 thousand to $12.4 million at December 31, 2022 from $11.5 million at December 31, 2021. At December 31, 2022 and December 31, 2021, the allowance for loan losses represented 1.03% and 1.04% of total loans receivable, respectively. During 2022, the Company increased the other economic conditions methodology to reflect record inflation, continued supply chain disruptions, and overarching economic implications caused by the Ukraine conflict, leading to an increase in the allowance for loan losses and a decrease in the unallocated reserve. In determining its allowance for loan loss level at December 31, 2022, the Company considered the health and composition of its loan portfolio going into and during the COVID-19 pandemic. All loans that had the CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation. The Company’s non-performing loans to total loans receivable and nonperforming loans to total

Embassy Bancorp, Inc.

loans receivable excluding PPP loans was 0.20% at December 31, 2022 and 0.23% at December 31, 2021. At December 31, 2022 approximately 95% of the Company’s loan portfolio is collateralized by real estate. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for loan losses as new information becomes available. The Company adopted the Current Expected Credit Losses (“CECL”) FASB accounting standard effective January 1, 2023.

In certain circumstances in which the Company has deemed it prudent for reasons related to a borrower’s financial condition, the Company has agreed to restructure certain loans (referred to as troubled debt restructurings). Troubled debt restructured loans, which are considered non-performing loans, outstanding at December 31, 2022 and December 31, 2021 totaled $2.2 million and $2.4 million, respectively. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. A non-performing loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Non-accrual loans outstanding as of December 31, 2022 and December 31, 2021 totaled $192 thousand and $242 thousand, respectively. The Company’s non-performing loans to total loans receivable was 0.20% at December 31, 2022, compared to 0.23% at December 31, 2021. During the year ended December 31, 2022, there were no charge-offs and $70 thousand in recoveries, as compared to $4 thousand in charge-offs and $3 thousand in recoveries for the year ended December 31, 2021. At December 31, 2022, the Company had no recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure. At December 31, 2021, the Company had $217 thousand in recorded investment in one (1) consumer mortgage loan collateralized by real estate property that was in the process of foreclosure.

As of December 31, 2022 and 2021, the Company had no foreclosed assets. The details for the non-performing loans and assets are included in the following table:

	December 31,

	2022	2021

	(Dollars In Thousands)

Non-accrual - commercial	$-	$-
Non-accrual - consumer	192	242
Restructured, accruing interest	2,182	2,337
Loans past due 90 or more days, accruing interest	-	-
Total nonperforming loans	2,374	2,579
Foreclosed assets	-	-
Total nonperforming assets	$2,374	$2,579
Nonperforming loans to total loans (excluding
PPP loans)	0.20%	0.23%
Nonperforming assets to total assets	0.14%	0.16%
Non-accrual loans to total loans (excluding PPP
loans)	0.02%	0.02%
Allowance to non-accrual loans	6483.85%	4745.45%
Net charge-offs (recoveries) to average loans
(excluding PPP loans)	0.00%	0.00%

Embassy Bancorp, Inc.

Allowance for Loan Losses

Based upon current economic conditions, the composition of the loan portfolio and loan loss experience of comparable institutions in the Company’s market areas, an allowance for loan losses has been provided at 1.03% of outstanding loans receivable. Based on its knowledge of the portfolio and current economic conditions, management believes that, as of December 31, 2022, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2022, the Company had $3.2 million of impaired loans (defined as a loan that management feels probable the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or loans considered to be troubled debt restructurings) compared to $3.5 million at December 31, 2021. Most of the Company’s impaired loans required no specific reserves due to adequate collateral. As of December 31, 2022, the Company had impaired loans of $1.0 million requiring a specific reserve of $169 thousand. As of December 31, 2021, the Company had impaired loans of $1.1 million requiring a specific reserve of $164 thousand.

The activity in the allowance for loan losses is shown in the following table, as well as period end loans receivable and the allowance for loan losses as a percent of the total loan portfolio (excluding PPP loans):

	December 31,
	2022	2021

	(Dollars In Thousands)

Loans receivable at end of year	$1,208,613	$1,108,039

Allowance for loan losses:
Balance, beginning	$11,484	$10,570
Provision for loan losses	895	915
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	(2)
Consumer	-	(2)
Total charged off	-	(4)
Recoveries of loans previously charged-off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	70	3
Consumer	-	-
Total recoveries	70	3
Net charged off	70	(1)
Balance at end of year	$12,449	$11,484

Allowance for loan losses to loans
receivable at end of year	1.03%	1.04%

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

	December 2022	% of Total Loans	December 2021	% of Total Loans

	(Dollars in Thousands)

Commercial real estate	$5,113	41.98%	$4,400	39.77%
Commercial construction	200	1.39%	71	0.55%
Commercial	1,289	3.27%	1,328	3.78%
Residential real estate	4,960	53.30%	4,718	55.84%
Consumer	13	0.06%	14	0.06%
Unallocated	874		953

Total Allowance for Loan Losses	$12,449	100.00%	$11,484	100.00%

Deposits

As growth continues, the Company expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2022 were $1.52 billion, an increase of $54.1 million, or 3.7%, over total deposits of $1.47 billion as of December 31, 2021. The increase in the Company’s deposits was due to an increase of $58.3 million in non-interest bearing demand deposits and an increase of $57.8 million in time deposits, offset by a decrease of $3.8 million in interest bearing demand, NOW and money market deposits and a decrease of $58.2 million in savings deposits. The growth in total deposits was primarily due to organic growth of new and existing customers. The shift out of savings and into time deposits is primarily due to time deposits currently yielding higher rates due to the current rate environment. Included in the above mentioned increase was a $27.5 million increase in non-interest bearing demand personal deposits and a $30.8 million increase in non-interest bearing demand business deposits. The funds were primarily used to fund new loan growth, purchase securities, and to pay off FHLB long-term borrowings. Included in total deposits at December 31, 2022 were personal deposits of $1.09 billion, business deposits of $324.1 million, and municipal deposits of $102.6 million. Included in total deposits at December 31, 2021 were personal deposits of $1.05 billion, business deposits of $329.3 million, and municipal deposits of $88.5 million.

The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2022	December 31, 2021

	(In Thousands)
Demand, non-interest bearing	$381,811	$323,513
Demand, NOW and money market, interest bearing	244,629	248,401
Savings	681,394	739,637
Time, $250 and over	82,916	54,739
Time, other	130,357	100,735

Total deposits	$1,521,107	$1,467,025

Embassy Bancorp, Inc.

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits:

	December 31, 2022		December 31, 2021
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate

	(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$247,379	0.07%	$225,658	0.06%
Savings	751,101	0.29%	635,626	0.28%
Certificates of deposit	148,661	1.13%	187,255	1.05%
Total interest bearing deposits	1,147,141	0.35%	1,048,539	0.37%
Non-interest bearing demand deposits	357,184		301,800
Total	$1,504,325		$1,350,339

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $250,000 or more:

	December 31, 2022	December 31, 2021
	(In Thousands)
3 months or less	$16,648	$10,640
Over 3 through 6 months	13,303	17,170
Over 6 through 12 months	33,269	10,382
Over 12 months	19,696	16,547

Total	$82,916	$54,739

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the DIF that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $67.3 million at December 31, 2022, compared to $169.7 million at December 31, 2021. There are other sources of liquidity that are available to the Company, as well, including those described below.

Additional asset liquidity sources include principal and interest payments from investment securities, unpledged investment securities, and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. Selling of securities would not be a primary source of short term liquidity needs given the unrealized losses currently in the portfolio. At December 31, 2022, the Company had $317.0 million of available for sale securities, compared to $310.3 million at December 31, 2021. Securities with carrying values of approximately $147.2 million and $114.0 million at December 31, 2022 and December 31, 2021, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At December 31, 2022, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $763.5 million. This borrowing capacity with the FHLB includes a line of credit of $150.0 million.

Embassy Bancorp, Inc.

There were no short-term FHLB advances outstanding as of December 31, 2022 and December 31, 2021. There were no long term FHLB advances outstanding as of December 31, 2022 and $14.7 million in long-term FHLB advances outstanding as of December 31, 2021. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2022 and December 31, 2021. Advances from this line are unsecured.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at December 31, 2022 and December 31, 2021. Advances from this line are unsecured.

The Bank is a member of the Certificate of Deposit Account Registry Services (CDARS) program offered by Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250 thousand that are placed in the program. The Bank also has available the Insured Cash Sweep (ICS) program, another program offered through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity similar to a money market or savings account.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and commitments, lines of credit, and letters of credit made under the same standards as on-balance sheet loan instruments. These off-balance sheet arrangements at December 31, 2022 and December 31, 2021 totaled $198.4 million and $164.7 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. For further information see Note 4. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $88.3 million as of December 31, 2022, representing a net decrease of $34.2 million from December 31, 2021. The decrease in capital was primarily the result of an increase of $49.9 million in accumulated other comprehensive loss from unrealized losses on available for sale securities due to market conditions, as securities were affected by increasing market interest rates in 2022 leading to unrealized losses in the investment portfolio. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations. In addition, treasury stock purchases of $100 thousand and dividends paid of $2.6 million, were offset by net income of $17.7 million, an increase in common stock of $52 thousand, and an increase in surplus of $664 thousand due to stock grants, exercise of stock options, and employee stock purchases with compensation expense.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $11.64 and $16.24 at December 31, 2022 and December 31, 2021, respectively. The Company’s tangible book value per share not including accumulated other comprehensive loss in the total stockholders’ equity numerator (a non-GAAP measure) was $18.37 and $16.40 at December 31, 2022 and December 31, 2021, respectively. The Company believes this non-GAAP measurement enhances the overall understanding of Company performance and increases comparability of period to period results, but should not be viewed as a

Embassy Bancorp, Inc.

substitute for the measure as determined in accordance with GAAP or an inference that future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table presents the computation of this non-GAAP based measure shown together with its most directly comparable GAAP measure:

	December 31, 2022	December 31, 2021
	(Dollars In Thousands Except Per Share Data)
Tangible Book Value Per Share
Total stockholders' equity	$88,276	$122,515
Addback: accumulated other comprehensive loss ("AOCL")	51,107	1,194
Total stockholders' equity not included AOCL (non-GAAP)	$139,383	$123,709

Common stock shares outstanding	7,586,991	7,541,776
Book value per share (most directly comparable GAAP based measure)	$11.64	$16.24
AOCL per share	6.74	0.16
Book value per share not including AOCL (non-GAAP)	$18.37	$16.40

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material adverse effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2022, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2022	December 31, 2021

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$139,175	$123,520
Tier 2, allowable portion of allowance for loan losses	12,449	11,484

Total capital	$151,624	$135,004

Common equity tier 1 capital ratio	12.9%	12.8%
Tier 1 risk based capital ratio	12.9%	12.8%
Total risk based capital ratio	14.1%	14.0%
Tier 1 leverage ratio	8.3%	7.7%

Note: Unrealized gains and losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum

Embassy Bancorp, Inc.
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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2022	December 31, 2021

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$139,383	$123,709
Tier 2, allowable portion of allowance for loan losses	12,449	11,484

Total capital	$151,832	$135,193

Common equity tier 1 capital ratio	12.9%	12.9%
Tier 1 risk based capital ratio	12.9%	12.9%
Total risk based capital ratio	14.1%	14.0%
Tier 1 leverage ratio	8.3%	7.7%

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

		Over 3	Over 1	Over 3
	0 to 3	Months to	Year to	Years to	Over 5
	Months	12 Months	3 Years	5 Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$45,368	$-	$-	$-	$-	$45,368
Investment securities	10,764	44,347	62,098	43,020	157,758	317,987
Loans receivable, gross	64,031	144,786	280,220	221,716	497,860	1,208,613
Loans receivable - PPP, gross	1	3	19	263	-	286

Total interest-earning assets	120,164	189,136	342,337	264,999	655,618	1,572,254

Interest-bearing liabilities
NOW and money market accounts	26,855	50,874	63,845	35,755	67,300	244,629
Savings	64,592	159,079	250,241	112,686	94,796	681,394
Certificates of deposit	30,712	101,577	78,236	2,748	-	213,273
Repurchase agreements
and federal funds purchased	13,384	-	-	-	-	13,384

Total interest-bearing liabilities	135,543	311,530	392,322	151,189	162,096	1,152,680

GAP	$(15,379)	$(122,394)	$(49,985)	$113,810	$493,522	$419,574

CUMULATIVE GAP	$(15,379)	$(137,773)	$(187,758)	$(73,948)	$419,574

GAP TO INTEREST EARNING
ASSETS	-0.98%	-7.78%	-3.18%	7.24%	31.39%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-0.98%	-8.76%	-11.94%	-4.70%	26.69%

Embassy Bancorp, Inc.

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2022. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. Management reviews all assumptions on a periodic basis and believe current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	1.7%
Down 200 basis points	0.4%

Up 100 basis points	-2.6%
Up 200 basis points	-5.4%

Return on Assets and Equity

For the year ended December 31, 2022, the return on average assets was 1.08%, the return on average equity was 18.09%, and the ratio of average shareholders’ equity to average total assets was 5.98%.

For the year ended December 31, 2021, the return on average assets was 1.11%, the return on average equity was 14.24%, and the ratio of average shareholders’ equity to average total assets was 7.76%.

Dividend Payout Ratio

For the years ended December 31, 2022 and 2021, the dividend payout ratio was 14.94% and 13.42%, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Management Report on Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

/s/
	/s/ David M. Lobach, Jr.	/s/ Judith A. Hunsicker
	David M. Lobach, Jr.	Judith A. Hunsicker
	Chairman, President and	First Executive Officer, Chief Operating
	Chief Executive Officer	Officer, Secretary and Chief Financial
	March 17, 2023	Officer
March 17, 2023

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Embassy Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and Subsidiary (Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – General Component – Qualitative Factors

As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured using the average charge-off ratio for the most recent rolling four years plus current year to date. The qualitative factors used by the Company include factors such as national and local economic conditions, levels of and trends in delinquency rates, classified, and nonaccrual loans, quality of the loan review system, trends in volumes and terms of loans, changes in

Embassy Bancorp, Inc.

lending policies, lending personnel, and collateral, concentrations in loan types, industry, and geography as well as other external factors, including regulatory risk. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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

Our audit procedures related to the qualitative factor component of the allowance for loan losses included the following, among others:

•Obtaining an understanding of the relevant controls related to the allowance for loan losses, including controls related to management’s determination and review of the qualitative factors, and the completeness and accuracy of data used in determining qualitative factors.

•Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing to internal and external source data.

•Testing of the mathematical accuracy of the allowance calculation, including the calculation of the qualitative factor component.

•Evaluating the reasonableness of management’s conclusions regarding the appropriateness of the qualitative factor adjustments when compared to the underlying internal and external source data.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2001.

Allentown, Pennsylvania

March 17, 2023

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2022	2021

	(In Thousands, Except Share Data)
Cash and due from banks	$21,927	$15,244
Interest bearing demand deposits with banks	44,368	153,448
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	67,295	169,692
Securities available for sale	316,992	310,264
Restricted investment in bank stock	995	1,424
Loans receivable, net of allowance for loan losses of $12,449 in 2022; $11,484 in 2021	1,196,164	1,096,555
Paycheck Protection Program loans receivable	286	8,568
Premises and equipment, net of accumulated depreciation	3,843	3,994
Bank owned life insurance	25,603	25,796
Accrued interest receivable	2,926	2,603
Other assets	26,123	14,298
Total Assets	$1,640,227	$1,633,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$381,811	$323,513
Interest bearing	1,139,296	1,143,512
Total Deposits	1,521,107	1,467,025
Securities sold under agreements to repurchase	13,384	11,252
Long-term borrowings	-	14,651
Accrued interest payable	986	652
Other liabilities	16,474	17,099
Total Liabilities	1,551,951	1,510,679
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2022 issued 7,739,785 shares; outstanding 7,586,991 shares;
2021 issued 7,687,919 shares; outstanding 7,541,776 shares	7,740	7,688
Surplus	27,627	26,963
Retained earnings	106,551	91,493
Accumulated other comprehensive loss	(51,107)	(1,194)
Treasury stock, at cost: 152,794 and 146,143 shares at December 31, 2022 and
December 31, 2021, respectively	(2,535)	(2,435)
Total Stockholders' Equity	88,276	122,515
Total Liabilities and Stockholders' Equity	$1,640,227	$1,633,194

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2022	2021

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans, including fees	$42,022	$40,826
Paycheck Protection Program loans, including fees	184	2,747
Securities, taxable	5,921	2,765
Securities, non-taxable	1,196	1,014
Short-term investments, including federal funds sold	1,062	154
Total Interest Income	50,385	47,506
INTEREST EXPENSE
Deposits	4,060	3,879
Securities sold under agreements to repurchase and
federal funds purchased	24	8
Long-term borrowings	19	110
Paycheck Protection Program Liquidity Facility borrowings	-	15
Total Interest Expense	4,103	4,012
Net Interest Income	46,282	43,494
PROVISION FOR LOAN LOSSES	895	915
Net Interest Income after Provision for Loan Losses	45,387	42,579
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	356	321
Debit card interchange fees	887	866
Other service fees	576	479
Bank owned life insurance	524	607
Gain on sale of securities	-	24
Gain on sale of other real estate owned	-	103
Total Other Non-Interest Income	2,343	2,400
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	13,403	12,149
Occupancy and equipment	3,755	3,680
Data processing	3,220	2,941
Advertising and promotion	809	987
Professional fees	934	834
FDIC insurance	468	555
Loan & real estate	214	302
Charitable contributions	936	871
Other	1,998	1,808
Total Other Non-Interest Expenses	25,737	24,127

Income before Income Taxes	21,993	20,852
INCOME TAX EXPENSE	4,291	4,066
Net Income	$17,702	$16,786

BASIC EARNINGS PER SHARE	$2.34	$2.23

DILUTED EARNINGS PER SHARE	$2.34	$2.22

DIVIDENDS PER SHARE	$0.35	$0.30

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2022		2021

	(In Thousands)

Net Income		$17,702		$16,786
Change in Accumulated Other Comprehensive Loss:
Unrealized holding loss
on securities available for sale	(63,181)		(5,205)
Less: reclassification adjustment
for realized gains	-		(24)
	(63,181)		(5,229)
Income tax effect	13,268		1,098
Net unrealized loss	(49,913)		(4,131)
Other comprehensive loss, net of tax		(49,913)		(4,131)
Comprehensive (Loss) Income		$(32,211)		$12,655

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022 and 2021

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2020	$7,637	$26,405	$76,960	$2,937	$(1,765)	$112,174
Net income	-	-	16,786	-	-	16,786
Other comprehensive loss, net of tax	-	-	-	(4,131)	-	(4,131)
Dividend declared and paid, $0.30 per share	-	-	(2,253)	-	-	(2,253)
Exercise of stock options, 29,742 shares	30	178	-	-	-	208
Stock tendered for funding exercise of
stock options, 4,600 shares	(4)	(88)	-	-	-	(92)
Common stock grants to directors,
12,009 shares	12	174	-	-	-	186
Common stock grants to officers, 10,298 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $718	10	236	-	-	-	246
Shares issued under employee stock purchase plan, 3,254 shares	3	58	-	-	-	61
Purchase treasury stock, 25,000 shares
at $16.65 per share, 9,400 shares at $19.60
per share, and 3,494 at $20.00 per share	-	-	-	-	(670)	(670)
BALANCE - DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515

BALANCE - DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515
Net income	-	-	17,702	-	-	17,702
Other comprehensive loss, net of tax	-	-	-	(49,913)	-	(49,913)
Dividend declared and paid, $0.35 per share	-	-	(2,644)	-	-	(2,644)
Exercise of stock options, 33,890 shares	34	242	-	-	-	276
Stock tendered for funding exercise of
stock options, 8,046 shares	(8)	(146)	-	-	-	(154)
Common stock grants to directors,
10,701 shares	11	212	-	-	-	223
Common stock grants to officers, 11,931 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $642	12	292	-	-	-	304
Shares issued under employee stock purchase plan, 3,390 shares	3	64	-	-	-	67
Purchase treasury stock, 883 shares
at $20.79 per share, 4,060 shares at $18.79
per share and 293 at $18.67 per share	-	-	-	-	(100)	(100)
Forfeiture of unvested common stock grants to officers to treasury stock, 1,415 shares at a $0.00 cost basis	-	-	-	-	-	-
BALANCE - DECEMBER 31, 2022	$7,740	$27,627	$106,551	$(51,107)	$(2,535)	$88,276

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,702	$16,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	895	915
Amortization of deferred loan costs	182	136
Accretion of deferred Paycheck Protection Program loan fees	(165)	(2,388)
Depreciation	883	864
Net (accretion) amortization of investment security premiums and discounts	(405)	65
Stock compensation expense	527	432
Net realized gain on sale of other real estate owned	-	(103)
Income on bank owned life insurance	(524)	(607)
Deferred income taxes	(348)	(258)
Realized gain on sale of securities available for sale	-	(24)
(Increase) decrease in accrued interest receivable	(323)	533
Decrease in other assets	1,778	800
Increase (decrease) in accrued interest payable	334	(988)
Decrease in other liabilities	(625)	(914)
Net Cash Provided by Operating Activities	19,911	15,249
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(93,347)	(236,159)
Maturities, calls and principal repayments of securities available for sale	23,843	48,232
Proceeds from sales of securities available for sale	-	3,333
Net increase in loans	(100,686)	(18,279)
Net decrease in Paycheck Protection Program loans	8,447	48,154
Net redemption (purchase) of restricted investment in bank stock	429	(94)
Proceeds from sale of other real estate owned	-	115
Purchases of premises and equipment	(719)	(1,512)
Death benefit proceeds on bank owned life insurance	717	-
Net Cash Used in Investing Activities	(161,316)	(156,210)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	54,082	234,646
Net increase (decrease) in securities sold under agreements to repurchase	2,132	(2,360)
Proceeds from Employee Stock Purchase Plan	67	61
Repayment of long-term borrowed funds	(14,651)	-
Repayment of Paycheck Protection Program Liquidity Facility borrowed funds	-	(50,794)
Purchase of treasury stock	(100)	(670)
Exercise of stock options, net of payment for stock tendered	122	116
Dividends paid	(2,644)	(2,253)
Net Cash Provided by Financing Activities	39,008	178,746
Net (Decrease) Increase in Cash and Cash Equivalents	(102,397)	37,785
CASH AND CASH EQUIVALENTS - BEGINNING	169,692	131,907
CASH AND CASH EQUIVALENTS - ENDING	$67,295	$169,692

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,769	$5,000
Income taxes paid	$4,268	$4,634

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$-	$12
Right of use assets obtained in exchange for new operating lease liabilities	$-	$1,233

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

Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Unrealized gains and losses are reported as increases or decreases in other comprehensive (loss) income. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Embassy Bancorp, Inc.

Other-than-temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Company recognized no other-than-temporary impairment charges during the years ended December 31, 2022 and 2021.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2022. No impairment charge was taken related to the FHLB or ACBB restricted stock as of December 31, 2021.

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

As described in Note 3, the Company has presented Paycheck Protection Program (“PPP”) loans separately from loans receivable on the Consolidated Balance Sheets. The non-PPP loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial real estate, commercial construction and commercial. Consumer loans consist of the following classes: residential real estate and other consumer loans.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the balance sheet date indicates the loan, or a portion thereof, is uncollectible. As further described in Note 3, because of the 100% Small Business Administration’s (“SBA”) guarantee, the Company has determined that no allowance for loan losses is required on PPP loans.

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

In addition to these historical loss factors, management also uses a qualitative factor that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. In 2021 and 2022, the Bank adjusted the economic risk factor and other external factor methodologies to incorporate the current economic implications of inflation rates, gas prices, supply chain disruptions, and any future interest rate increases. All loans that received a CARES Act Section 4013 modification are provided additional qualitative reserve in the Company’s allowance for loan loss calculation.

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

Embassy Bancorp, Inc.

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

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses at the time of acquisition. After foreclosure, valuations are periodically performed and the assets are carried at the lower of cost or fair value less cost to sell. Changes in the valuation allowance on foreclosed assets are included in other non-interest income. Costs to maintain the assets are included in other non-interest expenses. Any gain or loss realized upon disposal of other real estate owned is included in other non-interest income. There were no foreclosed assets as of December 31, 2022 and 2021.

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

	Year Ended December 31,
	2022	2021

	(Dollars In Thousands, Except Per Share Data)

Net income	$17,702	$16,786

Weighted average shares outstanding	7,554,790	7,517,669
Dilutive effect of potential common
shares, stock options	16,438	37,116
Diluted weighted average common
shares outstanding	7,571,228	7,554,785
Basic earnings per share	$2.34	$2.23
Diluted earnings per share	$2.34	$2.22

There were no stock options not considered in computing diluted earnings per common share for the years ended December 31, 2022 and December 31, 2021.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 6 consecutive months of service during which at least 500 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four year period. The Company’s contributions to the Plan for the years ended December 31, 2022 and 2021 were $284 thousand and $278 thousand, respectively.

Embassy Bancorp, Inc.

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Comprehensive (Loss) Income

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2022 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements.

Embassy Bancorp, Inc.

Future Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued an update to defer the implementation date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company under SEC Regulation S-K and, therefore, the guidance is effective for the Company in 2023. Management has gathered all necessary data and selected a method to calculate the expected credit losses. The Company will adopt ASU 2016-13 on January 1, 2023 using the modified retrospective approach. Based on implementation efforts to date, management expects to make an immaterial adjustment to opening retained earnings as a result of its adoption of this standard. The Company is in the process of finalizing its operational and control structure supporting the process.

Reclassification

Certain amounts in the 2021 consolidated financial statements may have been reclassified to conform to 2022 presentation. These reclassifications had no effect on 2021 net income.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows at December 31, 2022 and 2021, respectively:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2022:
U.S. Treasury securities	$17,217	$-	$(446)	$16,771
U.S. Government agency obligations	34,069	-	(1,518)	32,551
Municipal bonds	73,958	112	(15,453)	58,617
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	-	(76)	434
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	255,930	2	(47,313)	208,619
Total	$381,684	$114	$(64,806)	$316,992

December 31, 2021:
U.S. Government agency obligations	$29,146	$-	$(288)	$28,858
Municipal bonds	60,017	1,464	(377)	61,104
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	511	19	-	530
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	222,101	885	(3,214)	219,772
Total	$311,775	$2,368	$(3,879)	$310,264

Embassy Bancorp, Inc.

The amortized cost and fair value of securities as of December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$34,369	$33,024
Due after one year through five years	19,053	18,352
Due after five years through ten years	5,363	5,135
Due after ten years	66,459	51,428
	125,244	107,939
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	434
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	255,930	208,619
	$381,684	$316,992

There were no sales of securities for the year ended December 31, 2022. Gross gains of $24 thousand were realized on the sales of securities for the year ended December 31, 2021. There were no gross losses on the sales of securities for the year ended December 31, 2021.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and December 31, 2021, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2022 :	(In Thousands)
U.S. Treasury securities	$16,771	$(446)	$-	$-	$16,771	$(446)
U.S. Government agency obligations	-	-	32,551	(1,518)	32,551	(1,518)
Municipal bonds	32,103	(6,308)	22,099	(9,145)	54,202	(15,453)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	434	(76)	-	-	434	(76)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	32,203	(3,166)	176,281	(44,147)	208,484	(47,313)
Total Temporarily Impaired Securities	$81,511	$(9,996)	$230,931	$(54,810)	$312,442	$(64,806)

December 31, 2021 :
U.S. Government agency obligations	$9,911	$(84)	$18,947	$(204)	$28,858	$(288)
Municipal bonds	20,722	(377)	-	-	20,722	(377)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	190,435	(3,214)	-	-	190,435	(3,214)
Total Temporarily Impaired Securities	$221,068	$(3,675)	$18,947	$(204)	$240,015	$(3,879)

The Company had one hundred ninety four (194) securities in an unrealized loss position at December 31, 2022 and seventy (70) securities in an unrealized loss position at December 31, 2021. As of December 31, 2022, the Company either has the intent and ability to hold the securities until maturity or market price recovery or believes that it is more likely than not that it will not be required to sell such securities. Management believes that the unrealized loss only

Embassy Bancorp, Inc.

represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increasing market interest rates in 2022 due to the current economic conditions, and not the credit quality of the issuer.

Securities with a carrying value of $147.2 million and $114.0 million at December 31, 2022 and December 31, 2021, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Note 3 – Loans Receivable and Credit Quality

The Company has presented PPP loans of $286 thousand at December 31, 2022 and $8.6 million, net of $165 thousand of unearned origination fees and costs, at December 31, 2021, respectively, separately from loans receivable on the Consolidated Balance Sheets. PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for loan losses is required on PPP loans. All PPP loans are risk rated as pass. The Company has only two (2) PPP loans remaining at December 31, 2022. PPP loans are excluded in the following composition and credit quality tables.

The following table presents the composition of loans receivable (excluding PPP loans):

	December 31,
	2022	2021

	(In Thousands)

Commercial real estate	$507,300	$440,655
Commercial construction	16,761	6,100
Commercial	39,520	41,923
Residential real estate	643,975	618,694
Consumer	782	642

Total Loans	1,208,338	1,108,014

Unearned net loan origination costs	275	25
Allowance for Loan Losses	(12,449)	(11,484)

Net Loans	$1,196,164	$1,096,555

The following table summarizes information in regard to the allowance for loan losses (excluding PPP loans) as of December 31, 2022 and 2021, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses
Year Ending December 31, 2022
Beginning Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	70	-	-	70
Provisions	713	129	(39)	172	(1)	(79)	895
Ending Balance - December 31, 2022	$5,113	$200	$1,289	$4,960	$13	$874	$12,449

Year Ending December 31, 2021
Beginning Balance - December 31, 2020	$4,379	$150	$848	$4,485	$14	$694	$10,570
Charge-offs	-	-	-	(2)	(2)	-	(4)
Recoveries	-	-	-	3	-	-	3
Provisions	21	(79)	480	232	2	259	915
Ending Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484

Embassy Bancorp, Inc.

The following tables represent the allocation of the allowance for loan losses and the related loan portfolio, (excluding PPP loans), disaggregated based on impairment methodology at December 31, 2022 and December 31, 2021, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2022
Allowance for Loan Losses
Ending Balance	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
Ending balance: individually evaluated for impairment	$-	$29	$33	$107	$-	$-	$169
Ending balance: collectively evaluated for impairment	$5,113	$171	$1,256	$4,853	$13	$874	$12,280

Loans receivable:
Ending balance	$507,300	$16,761	$39,520	$643,975	$782		$1,208,338
Ending balance: individually evaluated for impairment	$1,371	$303	$240	$1,317	$-		$3,231
Ending balance: collectively evaluated for impairment	$505,929	$16,458	$39,280	$642,658	$782		$1,205,107

December 31, 2021
Allowance for Loan Losses
Ending Balance	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Ending balance: individually evaluated for impairment	$-	$7	$41	$116	$-	$-	$164
Ending balance: collectively evaluated for impairment	$4,400	$64	$1,287	$4,602	$14	$953	$11,320

Loans receivable:
Ending balance	$440,655	$6,100	$41,923	$618,694	$642		$1,108,014
Ending balance: individually evaluated for impairment	$1,433	$311	$248	$1,508	$-		$3,500
Ending balance: collectively evaluated for impairment	$439,222	$5,789	$41,675	$617,186	$642		$1,104,514

Embassy Bancorp, Inc.

The following table summarizes information in regard to impaired loans (excluding PPP loans) by loan portfolio class as of December 31, 2022 and 2021, respectively:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,371	$1,611		$1,395	$66
Commercial construction	55	55		55	3
Commercial	-	-		-	-
Residential real estate	768	772		719	30
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	248	248	29	251	8
Commercial	240	240	33	243	10
Residential real estate	549	549	107	560	20
Consumer	-	-	-	-	-
Total:
Commercial real estate	$1,371	$1,611	$-	$1,395	$66
Commercial construction	303	303	29	306	11
Commercial	240	240	33	243	10
Residential real estate	1,317	1,321	107	1,279	50
Consumer	-	-	-	-	-
	$3,231	$3,475	$169	$3,223	$137
December 31, 2021
With no related allowance recorded:
Commercial real estate	$1,433	$1,673		$981	$69
Commercial construction	55	55		249	2
Commercial	-	-		-	-
Residential real estate	932	1,002		1,283	36
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$513	$-
Commercial construction	256	256	7	64	8
Commercial	248	248	41	232	10
Residential real estate	576	576	116	586	21
Consumer	-	-	-	-	-
Total:
Commercial real estate	$1,433	$1,673	$-	$1,494	$69
Commercial construction	311	311	7	313	10
Commercial	248	248	41	232	10
Residential real estate	1,508	1,578	116	1,869	57
Consumer	-	-	-	-	-
	$3,500	$3,810	$164	$3,908	$146

Embassy Bancorp, Inc.

The following table presents the classes of the loan portfolio (excluding PPP loans), summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2022 and December 31, 2021, respectively:

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2022	(In Thousands)
Commercial real estate	$505,983	$-	$1,317	$-	$507,300
Commercial construction	16,458	-	303	-	16,761
Commercial	39,498	22	-	-	39,520
Residential real estate	642,913	467	595	-	643,975
Consumer	782	-	-	-	782
Total	$1,205,634	$489	$2,215	$-	$1,208,338

December 31, 2021
Commercial real estate	$439,280	$-	$1,375	$-	$440,655
Commercial construction	5,789	-	311	-	6,100
Commercial	41,899	24	-	-	41,923
Residential real estate	617,533	489	672	-	618,694
Consumer	642	-	-	-	642
Total	$1,105,143	$513	$2,358	$-	$1,108,014

The following table presents nonaccrual loans by classes of the loan portfolio:

	December 31,

	2022	2021

	(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	192	242
Consumer	-	-
Total	$192	$242

Embassy Bancorp, Inc.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding PPP loans) summarized by the past due status as of December 31, 2022 and 2021, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Receivables	Loan Receivables > 90 Days and Accruing

December 31, 2022	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$507,300	$507,300	$-
Commercial construction	-	-	-	-	16,761	16,761	-
Commercial	32	-	-	32	39,488	39,520	-
Residential real estate	138	-	192	330	643,645	643,975	-
Consumer	-	-	-	-	782	782	-
Total	$170	$-	$192	$362	$1,207,976	$1,208,338	$-

December 31, 2021
Commercial real estate	$-	$-	$-	$-	$440,655	$440,655	$-
Commercial construction	-	-	-	-	6,100	6,100	-
Commercial	-	-	-	-	41,923	41,923	-
Residential real estate	-	12	217	229	618,465	618,694	-
Consumer	-	-	-	-	642	642	-
Total	$-	$12	$217	$229	$1,107,785	$1,108,014	$-

At December 31, 2022, the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure. At December 31, 2021, the Company had $217 thousand in recorded investment in one (1) consumer mortgage loan collateralized by real estate property that was in the process of foreclosure. In April 2022, the borrower repaid the loan in full with no loss to the Company.

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

Embassy Bancorp, Inc.

The following table presents TDRs outstanding at December 31, 2022 and 2021, respectively:

	Accrual Loans	Non-Accrual Loans	Total Modifications

		(In Thousands)
December 31, 2022
Commercial real estate	$986	$-	$986
Commercial construction	248	-	248
Commercial	240	-	240
Residential real estate	708	-	708
Consumer	-	-	-
Total	$2,182	$-	$2,182

December 31, 2021
Commercial real estate	$1,027	$-	$1,027
Commercial construction	256	-	256
Commercial	248	-	248
Residential real estate	806	13	819
Consumer	-	-	-
Total	$2,337	$13	$2,350

There were no new TDRs during the year ended December 31, 2022. The following table presents new TDRs during the year ended December 31, 2021:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Year Ending December 31, 2021
Commercial	1	$24	$24
	1	$24	$24

The TDR listed above, consisting of a six-month interest only period, required an impairment reserve of $24 thousand recorded in the allowance for loan losses at December 31, 2021. As December 31, 2022 and 2021, no available commitments were outstanding on TDRs.

There were no loans that were modified and classified as a TDR within the prior twelve months that experienced a payment default (loans ninety or more days past due) during the years ended December 31, 2022 and December 31, 2021.

Beginning in 2020 and through early 2021, the Company provided certain borrowers affected in a variety of ways by COVID-19 with payment accommodations that facilitated their ability to work through the immediate impact of the virus. Payment accommodations related to COVID-19 assistance were in the form of short-term (six months or less) principal and/or interest deferrals and the loans were considered current at the time of the accommodation. These payment accommodations were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and the Company did not categorize these modifications as troubled debt restructurings. As of December 31, 2022, the Company had one hundred fifty-eight (158) loans totaling $98.9 million, for which the payment accommodation period had ended and the loans had resumed payments under their original contractual terms. As of December 31, 2021, the Company had one hundred ninety-nine (199) loans totaling $116.4 million, for which the payment accommodation period had ended and the loans had resumed payments under their original contractual terms.

Embassy Bancorp, Inc.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2022	2021

	(In Thousands)

Commitments to grant loans, fixed	$4,302	$1,877
Commitments to grant loans, variable	1,500	-
Unfunded commitments under lines of credit, fixed	50,359	17,618
Unfunded commitments under lines of credit, variable	133,065	135,660
Standby letters of credit	9,124	9,522

Total	$198,350	$164,677

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2022 and 2021 was $9.1 million and $9.5 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $7.6 million and $7.3 million, respectively. The current amount of the liability as of December 31, 2022 and 2021 for guarantees under standby letters of credit issued is not considered material.

Embassy Bancorp, Inc.

Note 5 - Bank Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
	2022	2021

	(In Thousands)

Furniture, fixtures and equipment	$4,226	$4,190
Leasehold improvements	4,266	4,129
Buildings	1,169	1,163
Computer equipment and data processing software	2,015	1,509
Automobiles	170	150

	11,846	11,141
Accumulated depreciation	(8,003)	(7,147)

	$3,843	$3,994

Note 6 – Deposits

The components of deposits:

	December 31,
	2022	2021

	(In Thousands)

Demand, non-interest bearing	$381,811	$323,513
Demand, NOW and money market, interest bearing	244,629	248,401
Savings	681,394	739,637
Time, $250 and over	82,916	54,739
Time, other	130,357	100,735
Total deposits	$1,521,107	$1,467,025

At December 31, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2023	$133,521
2024	71,659
2025	5,331
2026	1,758
2027	1,004

$213,273

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

	2022	2021

	(Dollars In Thousands)

Balance outstanding at December 31	$13,384	$11,252
Weighted average interest rate at the end of the year	1.038%	0.068%
Average daily balance during the year	$12,879	$12,869
Weighted average interest rate during the year	0.182%	0.065%
Maximum month-end balance during the year	$14,947	$15,741

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

The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third-party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2022 and December 31, 2021:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2022
Repurchase Agreements:
Corporate Institutions	$13,384	$-	$13,384	$(13,384)	$-	$-

December 31, 2021
Repurchase Agreements:
Corporate Institutions	$11,252	$-	$11,252	$(11,252)	$-	$-

Embassy Bancorp, Inc.

As of December 31, 2022 and December 31, 2021, the fair value of securities pledged was $26.0 million and $20.3 million, respectively.

Note 8 – Short-term and Long-term Borrowings

Federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At December 31, 2022, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $763.5 million, of which $763.4 million is available for borrowing at December 31, 2022 due to an outstanding letter of credit in amount of $90 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term FHLB advances outstanding as of December 31, 2022 and December 31, 2021. There were no long term FHLB advances outstanding as of December 31, 2022 and $14.7 million in long-term FHLB advances outstanding as of December 31, 2021. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2022 and December 31, 2021. Advances from this line are unsecured.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at December 31, 2022 and December 31, 2021. Advances from this line are unsecured.

Note 9 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and Senior Loan Officer. The Senior Loan Officer retired effective December 31, 2022.

The Company has an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death, or disability. As of December 31, 2022 and 2021, other liabilities include $7.3 million and $6.7 million, respectively, accrued under these plans. For the years ended December 31, 2022 and 2021, $637 thousand and $688 thousand, respectively, were expensed under these plans.

Note 10 - Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the SIP and extend the term of the SIP for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock, and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At December 31, 2022, there were 407,875 shares available for issuance under the SIP.

Embassy Bancorp, Inc.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over a service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the SIP and through the Company’s restricted stock grants activity for the year ended December 31, 2022, there have been 232,238 awards granted. During the years ended December 31, 2022 and 2021 there were 22,632 and 22,307 awards granted, respectively. During the years ended December 31, 2022 and 2021 the Company recognized $527 thousand and $432 thousand in compensation expense for the restricted stock awards.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2022 and 2021 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2020	61,784	$13.13
Granted	22,307	17.60
Vested	(30,367)	14.19

Non-Vested at December 31, 2021	53,724	$14.38
Granted	22,632	19.93
Vested	(20,590)	13.77
Forfeited	(1,415)	14.55

Non-Vested at December 31, 2022	54,351	$14.85

Embassy Bancorp, Inc.

The Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There was no stock compensation expense related to these options for the year ended December 31, 2022 and December 31, 2021. At December 31, 2022, there was no unrecognized cost to the stock options.

Activities under the SIP, related to stock options, is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2020	63,632	$7.61
Granted	-	-
Exercised	(29,742)	7.00
Forfeited	-	-

Outstanding, December 31, 2021	33,890	$8.15
Granted	-	-
Exercised	(33,890)	8.15
Forfeited	-	-

Outstanding, December 31, 2022	-	$-

Exercisable, December 31, 2022	-	$-

There were no remaining stock options outstanding as of December 31, 2022.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 21,905 shares have been issued as of December 31, 2022. The Company recognized discount expense in relation to the employee stock purchase plan of $3 thousand during the years ending December 31, 2022 and 2021.

Embassy Bancorp, Inc.

Note 11 – Other Comprehensive Loss

The components of other comprehensive loss, both before tax and net of tax, are as follows:

	Year Ended December 31,
	2022			2021

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(63,181)	$13,268	$(49,913)	$(5,205)	$1,093	$(4,112)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	(24)	5	(19)
Total other comprehensive loss	$(63,181)	$13,268	$(49,913)	$(5,229)	$1,098	$(4,131)

(A) Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

A summary of the realized gains on securities available for sale for the years ended December 31, 2022 and 2021, net of tax, is as follows:

	Year Ended
	Year Ended December 31,
	2022	2021

	(In Thousands)
Securities available for sale:
Realized gains on securities transactions	$-	$(24)
Income taxes	-	5
Net of tax	$-	$(19)

A summary of the accumulated other comprehensive (loss) income, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2022 and 2021
Balance January 1, 2022	$(1,194)
Other comprehensive loss before reclassifications	(49,913)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(49,913)
Balance December 31, 2022	$(51,107)

Balance January 1, 2021	$2,937
Other comprehensive loss before reclassifications	(4,112)
Amounts reclassified from accumulated other comprehensive income	(19)
Net other comprehensive loss during the period	(4,131)
Balance December 31, 2021	$(1,194)

Note 12 - Regulatory Matters

The Company is required to maintain cash reserve balances in vault cash and with the Federal Reserve Bank. As of December 31, 2022, due to the reserve requirement ratios being set at 0% effective March 26, 2020, the Company had no minimum reserve requirement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2022, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2022 and 2021 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2022:
Total capital (to risk-weighted assets)	$151,624	14.1%	$	≥	86,159	≥	8.0%	$	≥	107,699	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	139,175	12.9		≥	48,465	≥	4.5		≥	70,004	≥	6.5
Tier 1 capital (to risk-weighted assets)	139,175	12.9		≥	64,619	≥	6.0		≥	86,159	≥	8.0
Tier 1 capital (to average assets)	139,175	8.3		≥	66,976	≥	4.0		≥	83,720	≥	5.0

December 31, 2021:
Total capital (to risk-weighted assets)	$135,004	14.0%	$	≥	77,045	≥	8.0%	$	≥	96,306	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	123,520	12.8		≥	43,338	≥	4.5		≥	62,599	≥	6.5
Tier 1 capital (to risk-weighted assets)	123,520	12.8		≥	57,784	≥	6.0		≥	77,045	≥	8.0
Tier 1 capital (to average assets)	123,520	7.7		≥	64,091	≥	4.0		≥	80,114	≥	5.0

Embassy Bancorp, Inc.

The Company’s actual capital amounts and ratios at December 31, 2022 and 2021 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2022:
Total capital (to risk-weighted assets)	$151,832	14.1%	$	≥	86,142	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	139,383	12.9		≥	48,455	≥	4.5
Tier 1 capital (to risk-weighted assets)	139,383	12.9		≥	64,606	≥	6.0
Tier 1 capital (to average assets)	139,383	8.3		≥	66,978	≥	4.0

December 31, 2021:
Total capital (to risk-weighted assets)	$135,193	14.0%	$	≥	76,991	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	123,709	12.9		≥	43,307	≥	4.5
Tier 1 capital (to risk-weighted assets)	123,709	12.9		≥	57,743	≥	6.0
Tier 1 capital (to average assets)	123,709	7.7		≥	64,092	≥	4.0

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2022 and 2021 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$16,771	$-	$16,771
U.S. Government agency obligations	-	32,551	-	32,551
Municipal bonds	-	58,617	-	58,617
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	434	-	434
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	208,619	-	208,619
December 31, 2022 Securities available for sale	$-	$316,992	$-	$316,992

U.S. Government agency obligations	$-	$28,858	$-	$28,858
Municipal bonds	-	61,104	-	61,104
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	530	-	530
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	219,772	-	219,772
December 31, 2021 Securities available for sale	$-	$310,264	$-	$310,264

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
December 31, 2022 Impaired loans	$-	$-	$868	$868
December 31, 2021 Impaired loans	$-	$-	$916	$916

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

Embassy Bancorp, Inc.
expenses. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At both December 31, 2022 and December 31, 2021, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
December 31, 2022:
Impaired loans	$868	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-25.0%)
		pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)
December 31, 2021:
Impaired loans	$916	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-22.8%)
		pending agreement of sale	Liquidation expenses (2)	0% to -8.5% (-7.7%)

(1)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(2)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2022 and 2021:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
December 31, 2022:
Financial assets:
Cash and cash equivalents	$67,295	$67,295	$67,295	$-	$-
Securities available-for-sale	316,992	316,992	-	316,992	-
Loans receivable, net of allowance	1,196,164	1,163,947	-	-	1,163,947
Paycheck Protection Program loans receivable	286	255	-	-	255
Restricted investments in bank stock	995	995	-	995	-
Accrued interest receivable	2,926	2,926	-	2,926	-
Financial liabilities:
Deposits	1,521,107	1,516,911	-	1,516,911	-
Securities sold under agreements to
repurchase and federal funds purchased	13,384	13,384	-	13,384	-
Accrued interest payable	986	986	-	986	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2021:
Financial assets:
Cash and cash equivalents	$169,692	$169,692	$169,692	$-	$-
Securities available-for-sale	310,264	310,264	-	310,264	-
Loans receivable, net of allowance	1,096,555	1,141,467	-	-	1,141,467
Paycheck Protection Program loans receivable	8,568	8,163		-	8,163
Restricted investments in bank stock	1,424	1,424	-	1,424	-
Accrued interest receivable	2,603	2,603	-	2,603	-
Financial liabilities:
Deposits	1,467,025	1,467,938	-	1,467,938	-
Securities sold under agreements to
repurchase and federal funds purchased	11,252	11,252	-	11,252	-
Long-term borrowings	14,651	14,665	-	-	14,665
Accrued interest payable	652	652	-	652	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 14 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families, and affiliated companies (commonly referred to as related parties).

Related parties were indebted to the Company for loans totaling $15.3 million at December 31, 2022 and December 31, 2021. During 2022, loans totaling $1.4 million were disbursed and loan repayments totaled $1.4 million.

Embassy Bancorp, Inc.

Deposits with related parties were $15.4 million and $17.1 million at December 31, 2022 and 2021, respectively.

Fees paid to related parties for legal services for the years ended December 31, 2022 and 2021 were approximately $51 thousand and $59 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as disclosed in Note 15.

Note 15 - Lease Commitments

The Company’s leases are all classified as operating leases. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities on the present value of unpaid future minimum lease payments. Additionally, the amounts for the branch leases were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. At December 31, 2022 and 2021 the weighted average discount rate for all operating leases was 2.89% and 2.90%, respectively, with branch leases having a weighted average discount rate of 2.91% and 2.93%, respectively, and equipment leases having a weighted average discount rate of 0.89% and 1.08%, respectively. These leases expire at various dates through October 2030. All operating equipment leases do not have renewal language in their contracts and therefore use the current term. As of December 31, 2022 and 2021, the operating leases overall had a weighted average lease term of 4.95 and 5.78 years, respectively, with the branch leases having a weighted average life of 4.98 and 5.83 years, respectively, and equipment leases having a weighted average life of 2.52 and 3.19 years, respectively.

At December 31, 2022, the Company had right of use assets of $7.2 million (included in other assets) and lease liabilities of $7.3 million (included in other liabilities) and at December 31, 2021, the Company had right of use assets of $8.7 million (included in other assets) and lease liabilities of $8.9 million (included in other liabilities), respectively. The cost for operating leases was $1.8 million for the years ended December 31, 2022 and December 31, 2021, respectively. Operating cash flow paid for lease liabilities was $1.8 million for the years ended December 31, 2022 and December 31, 2021, respectively.

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

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of December 31, 2022, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2023	$1,137	$672	$41	$1,850
2024	1,067	685	39	1,791
2025	763	698	22	1,483
2026	741	671	-	1,412
2027	374	55	-	429
Thereafter	864	-	-	864
Total Payments	4,946	2,781	102	7,829
Less: Discount Amount	303	185	1	489
Total Lease Liability	$4,643	$2,596	$101	$7,340

Rent expense to related parties was $661 thousand for the years ended December 31, 2022 and 2021, respectively, as described in Note 14.

Embassy Bancorp, Inc.

Note 16 - Federal Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2022	2021

	(In Thousands)

Current	$4,639	$4,324
Deferred	(348)	(258)
Income Tax Expense	$4,291	$4,066

A reconciliation of the statutory federal income tax at a rate of 21% as of December 31, 2022 and December 31, 2021 to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2022		2021

	(In Thousands)

	Dollar	%	Dollar	%
Federal income tax at statutory rate	$4,619	21.0%	$4,379	21.0%
Tax-exempt interest	(281)	(1.3)%	(243)	(1.2)%
Bank owned life insurance	(90)	(0.4)%	(104)	(0.5)%
Other	43	0.2%	34	0.2%
Income Tax Expense	$4,291	19.5%	$4,066	19.5%

The Company evaluates its tax positions which is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2022 and 2021, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

Embassy Bancorp, Inc.

The components of the net deferred tax asset (included in other assets) are as follows:

	December 31,
	2022	2021

	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$2,614	$2,412
Deferred compensation	1,540	1,406
Lease liability	1,541	1,876
Unrealized loss on securities available for sale	13,585	317
Other	17	19

Total Deferred Tax Assets	19,297	6,030

Deferred tax liabilities:
Premises and equipment	73	87
Prepaid assets	287	321
Deferred loan costs	617	589
Right of use asset	1,505	1,834

Total Deferred Tax Liabilities	$2,482	$2,831

Net Deferred Tax Asset	$16,815	$3,199

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Embassy Bancorp, Inc.

Note 17 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2022	2021
	(In Thousands)
ASSETS

Cash	$548	$481
Other assets	49	43
Investment in subsidiary	88,067	122,325
Total Assets	$88,664	$122,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$388	$334
Stockholders’ equity	88,276	122,515
Total Liabilities and Stockholders’ Equity	$88,664	$122,849

STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

	Years Ending December 31,
	2022	2021
	(In Thousands)

Other expenses	$(560)	$(482)
Equity in net income of banking subsidiary	18,150	17,171
Income before income taxes	17,590	16,689
Income tax benefit	112	97
Net income	$17,702	$16,786

Equity in other comprehensive loss of banking subsidiary	(49,913)	(4,131)
Comprehensive (loss) income	$(32,211)	$12,655

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2022	2021
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$17,702	$16,786
Adjustments to reconcile net income to net cash provided by
operating activities:
Stock compensation expense	527	432
Net change in other assets and liabilities	48	42
Equity in net income of banking subsidiary	(18,150)	(17,171)
Net Cash Provided By Operating Activities	127	89

Cash Flows Provided By Investing Activities:
Dividend from banking subsidiary	2,495	2,665

Cash Flows from Financing Activities:
Exercise of stock options, net of payment for stock
tendered, and proceeds from employee stock purchase plan	189	177
Purchase of treasury stock	(100)	(670)
Dividends paid	(2,644)	(2,253)

Net Cash Used in Financing Activities	(2,555)	(2,746)
Net Increase in Cash	67	8
Cash – Beginning	481	473

Cash - Ending	$548	$481

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2022, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 48 of this report, and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Governance of the Company,” “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors”, “Report of Audit Committee” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2023 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation,” “Agreements with Executive Officers” and “Pay versus Performance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2023 annual meeting of shareholders.

In accordance with Item 402 (v) of Regulation S-K, the information set forth under the caption “Pay versus Performance” in such proxy statement will be deemed to be furnished in this report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2023 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2023 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2023 annual meeting of shareholders.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-K filed on March 18, 2022).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-K filed on March 18, 2022).
4.1	Description of the Company's Securities (Incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K filed on March 18, 2022).
10.1	Amended and Restated Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant's definitive proxy statement filed on May 1, 2019).
10.2	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed on March 18, 2022).
10.3	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K filed on March 18, 2022).
10.4	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 12, 2021).
10.5	Lease Addendum dated January 1, 2005 for additional space in Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 12, 2021).
10.6	Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC.
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

10.13

Amendment to Employment Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K filed on March 18, 2022).

10.14

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.14 of Registrant's Form 10-K filed on March 18, 2022).

10.15	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011.
10.16

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.16 of Registrant's Form 10-K filed on March 18, 2022).

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

10.19

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated November 19, 2010 (Incorporated by reference to Exhibit 10.19 of Registrant's Form 10-K filed on March 18, 2022).

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

10.22

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated November 19, 2010 (Incorporated by reference to Exhibit 10.22 of Registrant's Form 10-K filed on March 18, 2022).

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

10.26

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2016 (Incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K filed on March 18, 2022).

10.27	Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 20, 2017.
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

10.31

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 21, 2016 (Incorporated by reference to Exhibit 10.31 of Registrant's Form 10-K filed on March 18, 2022).

10.32	Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and James R. Bartholomew, dated December 20, 2017.
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

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
10.35	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of Registrant's Form 10-K filed on March 18, 2022).
11.1	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the financial statements captions “Earnings Per Share.”
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly US, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document. *
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL
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

EMBASSY BANCORP, INC.

Dated: March 17, 2023	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 17, 2023	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 2023	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 17, 2023	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 17, 2023	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 17, 2023	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 17, 2023	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 17, 2023	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 17, 2023	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 17, 2023	/s/ John T. Yurconic
John T. Yurconic, Director