Form 10-Q
period 2023-03-31
Embassy Bancorp, Inc.
filed 2023-05-16
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 5, 2023	($1.00 Par Value)	7,601,807
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	March 31,	December 31,
ASSETS	2023	2022

	(In Thousands, Except Share Data)
Cash and due from banks	$22,885	$21,927
Interest bearing demand deposits with banks	51,225	44,368
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	75,110	67,295
Securities available for sale	320,060	316,992
Restricted investment in bank stock	995	995
Loans receivable, net of allowance for credit losses of $12,637 in 2023; $12,449 in 2022	1,204,926	1,196,164
Paycheck Protection Program loans receivable	284	286
Premises and equipment, net of accumulated depreciation	3,715	3,843
Bank owned life insurance	25,774	25,603
Accrued interest receivable	3,018	2,926
Other assets	23,970	26,123
Total Assets	$1,657,852	$1,640,227
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$373,611	$381,811
Interest bearing	1,158,353	1,139,296
Total Deposits	1,531,964	1,521,107
Securities sold under agreements to repurchase	11,525	13,384
Accrued interest payable	2,388	986
Other liabilities	16,349	16,474
Total Liabilities	1,562,226	1,551,951
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2023 issued 7,754,601 shares; outstanding 7,601,807 shares;
2022 issued 7,739,785 shares; outstanding 7,586,991 shares;	7,755	7,740
Surplus	27,967	27,627
Retained earnings	110,190	106,551
Accumulated other comprehensive loss	(47,751)	(51,107)
Treasury stock, at cost: 152,794 shares at March 31, 2023 and
December 31, 2022, respectively	(2,535)	(2,535)
Total Stockholders' Equity	95,626	88,276
Total Liabilities and Stockholders' Equity	$1,657,852	$1,640,227

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2023	2022

	(In Thousands, Except Per Share Data)

INTEREST INCOME
Loans, including fees	$11,402	$9,779
Paycheck Protection Program loans, including fees	1	174
Securities, taxable	1,543	1,291
Securities, non-taxable	305	282
Short-term investments, including federal funds sold	470	63
Total Interest Income	13,721	11,589
INTEREST EXPENSE
Deposits	2,814	875
Securities sold under agreements to repurchase and federal
funds purchased	57	2
Long-term borrowings	-	19
Total Interest Expense	2,871	896
Net Interest Income	10,850	10,693
PROVISION FOR CREDIT LOSSES	-	-
Net Interest Income after Provision for Credit Losses	10,850	10,693
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	88	86
Debit card interchange fees	217	203
Other service fees	153	112
Bank owned life insurance	200	369
Total Other Non-Interest Income	658	770
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,726	3,256
Occupancy and equipment	987	961
Data processing	771	840
Advertising and promotion	287	146
Professional fees	238	209
FDIC insurance	177	129
Loan & real estate	52	73
Charitable contributions	223	225
Other	407	477
Total Other Non-Interest Expenses	6,868	6,316

Income Before Income Taxes	4,640	5,147
INCOME TAX EXPENSE	853	946
Net Income	$3,787	$4,201

BASIC EARNINGS PER SHARE	$0.50	$0.56

DILUTED EARNINGS PER SHARE	$0.50	$0.56

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2023		2022

	(In Thousands)

Net Income		$3,787		$4,201
Change in Accumulated Other Comprehensive Loss:
Unrealized holding income (loss) on securities available for sale	4,248		(30,449)
Less: reclassification adjustment for realized gains	-		-
	4,248		(30,449)
Income tax effect	(892)		6,394
Net unrealized income (loss)	3,356		(24,055)
Other comprehensive income (loss), net of tax		3,356		(24,055)
Comprehensive Income (Loss)		$7,143		$(19,854)

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2023
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2022	$7,740	$27,627	$106,551	$(51,107)	$(2,535)	$88,276
Net income	-	-	3,787	-	-	3,787
Other comprehensive income, net of tax	-	-	-	3,356	-	3,356
Common stock grants to directors, 13,877 shares	14	243	-	-	-	257
Compensation expense recognized on stock grants, net of unearned compensation expense of $560	-	82	-	-	-	82
Shares issued under employee stock purchase plan, 939 shares	1	15	-	-	-	16
Cumulative impact of adoption of ASU 2016-13, net of tax (See Note 2)	-	-	(148)	-	-	(148)
BALANCE – MARCH 31, 2023	$7,755	$27,967	$110,190	$(47,751)	$(2,535)	$95,626

	Three Months Ended March 31, 2022
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE – DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515
Net income	-	-	4,201	-	-	4,201
Other comprehensive loss, net of tax	-	-	-	(24,055)	-	(24,055)
Common stock grants to directors, 10,701 shares	10	213	-	-	-	223
Compensation expense recognized on stock grants, net of unearned compensation expense of $649	-	69	-	-	-	69
Shares issued under employee stock purchase plan, 706 shares	1	14	-	-	-	15
Purchase of treasury stock, 883 shares at $20.79 per share	-	-	-	-	(18)	(18)
BALANCE – MARCH 31, 2022	$7,699	$27,259	$95,694	$(25,249)	$(2,453)	$102,950

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,787	$4,201
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan costs	49	40
Accretion of deferred Paycheck Protection Program loan fees	-	(163)
Depreciation	212	229
Net accretion of investment security premiums and discounts	(121)	(74)
Stock compensation expense	339	292
Income on bank owned life insurance	(200)	(369)
Increase in accrued interest receivable	(92)	(111)
Decrease in other assets	1,301	1,217
Increase (decrease) in accrued interest payable	1,402	(27)
Decrease in other liabilities	(125)	(52)
Net Cash Provided by Operating Activities	6,552	5,183
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(4,874)	(70,589)
Maturities, calls and principal repayments of securities available for sale	6,175	8,361
Net (increase) decrease in loans	(8,999)	3,730
Net decrease in Paycheck Protection Program loans	2	6,606
Net redemption of restricted investment in bank stock	-	586
Purchases of premises and equipment	(84)	(207)
Proceeds on bank owned life insurance	29	-
Net Cash Used in Investing Activities	(7,751)	(51,513)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,857	39,586
Net (decrease) increase in securities sold under agreements to repurchase	(1,859)	1,975
Proceeds from Employee Stock Purchase Plan	16	15
Repayments of long-term borrowed funds	-	(14,651)
Purchase of treasury stock	-	(18)
Net Cash Provided by Financing Activities	9,014	26,907
Net Increase (Decrease) in Cash and Cash Equivalents	7,815	(19,423)
CASH AND CASH EQUIVALENTS - BEGINNING	67,295	169,692
CASH AND CASH EQUIVALENTS - ENDING	$75,110	$150,269

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,469	$923

Non-cash Investing and Financing Activities:

Bank owned life insurance death benefit proceeds receivable	$-	$717

See notes to consolidated financial statements (unaudited).

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Certain amounts in the 2022 consolidated financial statements may have been reclassified to conform to 2023 presentation. These reclassifications had no effect on 2022 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented herein are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2022, except for the accounting pronouncements described below which were adopted on January 1, 2023.

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.  The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  At adoption, the Company increased its allowance for credit losses by $188 thousand, comprised of $113 thousand for loans receivable and $75 thousand for unfunded commitments. Upon adoption the Company recorded a cumulative effect adjustment that reduced stockholders’ equity by $148 thousand, net of tax.

Allowance for Credit Losses

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the Consolidated Balance Sheets. The expected credit loss for unfunded lending commitments and unfunded loan commitments, if required, is reported on the Consolidated Balance Sheets in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses on Loans Receivable

The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether loans within a pool continue to exhibit similar risk characteristics. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics.  If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The Company evaluates the pooling methodology at least annually. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include commercial real estate, commercial construction, commercial, residential real estate and consumer. The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company utilizes the Open Pool method in determining expected future credit losses. This technique considers losses over the full life cycle of loan pools. The loss rate method measures the amount of loan charge–offs, net of recoveries, (“credit losses”) recognized over the life of a pool by loan segment and vintage and compares those credit losses to the original loan balance of that pool as of a similar vintage. A vintage is a group of loans originated in the same annual time period. To estimate a CECL loss rate for the pool, management first identifies the credit losses recognized between the pool date and the reporting date for the pool and determines which credit losses were related to loans outstanding at the pool date. The loss rate method then divides the credit losses recognized on loans outstanding as of the pool date by the outstanding loan balance as of the pool date. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data.

The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, national and local economic conditions, experience, ability and depth of lenders and staff, quality of the loan review system and Board oversight, the volume and severity of past due loans and non-accrual loans business conditions, portfolio concentrations, and the effect of external factors such as competition, legal and regulatory requirements, among others. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built upon historical data.

Individually Evaluated Loans

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. Collateral dependent loans are those for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments, if required, is included in other liabilities on the Consolidated Balance Sheets and the related credit expense is recorded in other non-interest expense in the consolidated statements of income.

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company did not record an allowance for AFS securities on January 1, 2023 as the investment portfolio consists primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds and Treasury bonds in which credit risk is deemed minimal. The securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. See Note 3 – Securities Available For Sale.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $2.0 million at March 31, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $1.0 million at March 31, 2023 and is excluded from the estimate of credit losses.

Note 3 – Securities Available For Sale

At March 31, 2023 and December 31, 2022, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2023:
U.S. Treasury securities	$19,646	$13	$(333)	$19,326
U.S. Government agency obligations	34,074	-	(1,106)	32,968
Municipal bonds	73,687	106	(13,699)	60,094
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	-	(69)	441
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	252,587	3	(45,359)	207,231
Total	$380,504	$122	$(60,566)	$320,060

December 31, 2022:
U.S. Treasury securities	$17,217	$-	$(446)	$16,771
U.S. Government agency obligations	34,069	-	(1,518)	32,551
Municipal bonds	73,958	112	(15,453)	58,617
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	-	(76)	434
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	255,930	2	(47,313)	208,619
Total	$381,684	$114	$(64,806)	$316,992

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities as of March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$36,883	$35,952
Due after one year through five years	19,551	18,988
Due after five years through ten years	4,536	4,429
Due after ten years	66,437	53,019
	127,407	112,388
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	441
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	252,587	207,231
Total	$380,504	$320,060

There were no sales of securities for the three months ended March 31, 2023 and 2022.

Securities with a carrying value of $147.4 million and $147.2 million at March 31, 2023 and December 31, 2022, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2023:	(In Thousands)
U.S. Treasury securities	$14,427	$(333)	$-	$-	$14,427	$(333)
U.S. Government agency obligations	-	-	32,968	(1,106)	32,968	(1,106)
Municipal bonds	15,448	(1,550)	40,236	(12,149)	55,684	(13,699)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	-	-	441	(69)	441	(69)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	1,696	(69)	205,408	(45,290)	207,104	(45,359)
Total Temporarily Impaired Securities	$31,571	$(1,952)	$279,053	$(58,614)	$310,624	$(60,566)
	.
December 31, 2022:
U.S. Treasury securities	$16,771	$(446)	$-	$-	$16,771	$(446)
U.S. Government agency obligations	-	-	32,551	(1,518)	32,551	(1,518)
Municipal bonds	32,103	(6,308)	22,099	(9,145)	54,202	(15,453)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	434	(76)	-	-	434	(76)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	32,203	(3,166)	176,281	(44,147)	208,484	(47,313)
Total Temporarily Impaired Securities	$81,511	$(9,996)	$230,931	$(54,810)	$312,442	$(64,806)

The Company had one hundred ninety-one (191) securities in an unrealized loss position at March 31, 2023 and one hundred ninety-four (194) securities in an unrealized loss position at December 31, 2022. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors and the Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery in their amortized cost basis. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increasing market interest rates due to the current economic conditions, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at March 31, 2023.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $955 thousand as of March 31, 2023 and December 31, 2022. The Bank had ACBB stock at a carrying value of $40 thousand at March 31, 2023 and December 31, 2022.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2023.

Note 5 – Loans and Credit Quality

The Company has presented Paycheck Protection Program (“PPP”) loans of $284 thousand at March 31, 2023 and $286 thousand at December 31, 2022, respectively, separately from loans receivable on the Consolidated Balance Sheets. PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for credit losses is required on PPP loans. All PPP loans are risk rated as pass. The Company has only two (2) PPP loans remaining at March 31, 2023. PPP loans are excluded in the following composition and credit quality tables.

The following table presents the composition of loans receivable at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023		December 31, 2022
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$509,897	41.89%	$507,300	41.98%
Commercial construction	22,153	1.82%	16,761	1.39%
Commercial	39,743	3.26%	39,520	3.27%
Residential real estate	644,793	52.97%	643,975	53.30%
Consumer	673	0.06%	782	0.06%
Total loans	1,217,259	100.00%	1,208,338	100.00%
Unearned origination fees	304		275
Allowance for credit losses	(12,637)		(12,449)
Net Loans	$1,204,926		$1,196,164

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2023 by year of origination:

	2023	2022	2021	2020	2019	Prior	Revolving	Total

March 31, 2023	(In Thousands)
Commercial real estate
Pass	$22,223	$141,648	$61,507	$67,563	$28,370	$173,525	$13,763	$508,599
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,243	55	1,298
Total	22,223	141,648	61,507	67,563	28,370	174,768	13,818	509,897

Commercial construction
Pass	24	18,390	2,830	-	384	223	-	21,851
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	302	-	302
Total	24	18,390	2,830	-	384	525	-	22,153

Commercial
Pass	513	9,414	3,000	3,904	7,529	12,062	3,299	39,721
Special Mention	-	-	-	-	22	-	-	22
Substandard	-	-	-	-	-	-	-	-
Total	513	9,414	3,000	3,904	7,551	12,062	3,299	39,743

Residential real estate
Pass	17,373	100,626	167,346	153,208	49,854	137,534	17,820	643,761
Special Mention	-	-	-	-	-	461	-	461
Substandard	-	-	-	-	187	384	-	571
Total	17,373	100,626	167,346	153,208	50,041	138,379	17,820	644,793

Consumer
Pass	99	169	72	2	36	38	257	673
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	99	169	72	2	36	38	257	673

Total Loan Receivable	$40,232	$270,247	$234,755	$224,677	$86,382	$325,772	$35,194	$1,217,259

The Company had no loans that were charged off in the first quarter of 2023 and therefore no gross charge-off information is presented in the above table.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2022.

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
December 31, 2022
Commercial real estate	$505,983	$-	$1,317	$-	$507,300
Commercial construction	16,458	-	303	-	16,761
Commercial	39,498	22	-	-	39,520
Residential real estate	642,913	467	595	-	643,975
Consumer	782	-	-	-	782
Total	$1,205,634	$489	$2,215	$-	$1,208,338

At March 31, 2023 and December 31, 2022, the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by real estate property in the process of foreclosure.

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans as of March 31, 2023:

	March 31, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$1,351	$1,591
Commercial construction (1)	55	55
Commercial	-	-
Residential real estate (1)	737	740
Consumer	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-
Commercial construction (1)	247	247	27
Commercial (2)	238	238	32
Residential real estate (1)	461	461	89
Consumer	-	-	-
Total:
Commercial real estate	$1,351	$1,591	$-
Commercial construction	302	302	27
Commercial	238	238	32
Residential real estate	1,198	1,201	89
Consumer	-	-	-
	$3,089	$3,332	$148

1.All loans are real estate collateral dependent.

2.Includes $22 thousand of non-collateral dependent loans with a related allowance for credit losses of $22 thousand and $216 thousand of real estate collateral dependent loans with a related allowance for credit losses of $10 thousand.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table, presented under previously applicable GAAP, summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2022:

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,371	$1,611
Commercial construction	55	55
Commercial	-	-
Residential real estate	768	772
Consumer	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-
Commercial construction	248	248	29
Commercial	240	240	33
Residential real estate	549	549	107
Consumer	-	-	-
Total:
Commercial real estate	$1,371	$1,611	$-
Commercial construction	303	303	29
Commercial	240	240	33
Residential real estate	1,317	1,321	107
Consumer	-	-	-
	$3,231	$3,475	$169

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2023	December 31, 2022

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	183	192
Consumer	-	-
Total	$183	$192

As of March 31, 2023, there was one loan in non-accrual status in the amount of $183 thousand. There was no required related allowance on the above $183 thousand collateral dependent non-accrual loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2023 and December 31, 2022, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2023	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$509,897	$509,897	$-
Commercial construction	-	-	-	-	22,153	22,153	-
Commercial	-	-	-	-	39,743	39,743	-
Residential real estate	137	122	-	259	644,534	644,793	-
Consumer	-	-	-	-	673	673	-
Total	$137	$122	$-	$259	$1,217,000	$1,217,259	$-
December 31, 2022
Commercial real estate	$-	$-	$-	$-	$507,300	$507,300	$-
Commercial construction	-	-	-	-	16,761	16,761	-
Commercial	32	-	-	32	39,488	39,520	-
Residential real estate	138	-	192	330	643,645	643,975	-
Consumer	-	-	-	-	782	782	-
Total	$170	$-	$192	$362	$1,207,976	$1,208,338	$-

The following tables detail the activity in the allowance for credit losses for the three months ended March 31, 2023 and the allowance for loan losses for the three months ended March 31, 2022:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)
Three Months Ending March 31, 2023
Beginning Balance - December 31, 2022	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
January 1, 2023 adoption of ASU 2016-13	492	77	(172)	522	19	(750)	188
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	-	-	-	-	-	-	-
Ending Balance - March 31, 2023	$5,605	$277	$1,117	$5,482	$32	$124	$12,637

Allowance for loan losses
Three Months Ending March 31, 2022
Beginning Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	231	(12)	(25)	318	(4)	(508)	-
Ending Balance - March 31, 2022	$4,631	$59	$1,303	$5,037	$10	$445	$11,485

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for credit losses (March 31, 2023) and for loan losses (December 31, 2022) and the related loan portfolio disaggregated based on impairment methodology at March 31, 2023 and December 31, 2022:

	Commercial Real Estate		Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2023
Allowance for Credit Losses
Ending Balance		$5,605	$277	$1,117	$5,482	$32	$124	$12,637
Ending balance: individually evaluated for impairment - real estate collateral dependent	$		$27	$10	$89	$-	$-	$126
Ending balance: individually evaluated for impairment - non-collateral dependent		$-	$-	$22	$-	$-	$-	$22
Ending balance: collectively evaluated for impairment		$5,605	$250	$1,085	$5,393	$32	$124	$12,489

Loans receivables:
Ending balance		$509,897	$22,153	$39,743	$644,793	$673		$1,217,259
Ending balance: individually evaluated for impairment - real estate collateral dependent		$1,351	$302	$216	$1,198	$-		$3,067
Ending balance: individually evaluated for impairment - non-collateral dependent		$-	$-	$22	$-	$-		$22
Ending balance: collectively evaluated for impairment		$508,546	$21,851	$39,505	$643,595	$673		$1,214,170

December 31, 2022
Allowance for Loan Losses
Ending Balance		$5,113	$200	$1,289	$4,960	$13	$874	$12,449
Ending balance: individually evaluated for impairment		$-	$29	$33	$107	$-	$-	$169
Ending balance: collectively evaluated for impairment		$5,113	$171	$1,256	$4,853	$13	$874	$12,280

Loans receivables:
Ending balance		$507,300	$16,761	$39,520	$643,975	$782		$1,208,338
Ending balance: individually evaluated for impairment		$1,371	$303	$240	$1,317	$-		$3,231
Ending balance: collectively evaluated for impairment		$505,929	$16,458	$39,280	$642,658	$782		$1,205,107

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. The amendments in the ASU were applied prospectively, and therefore, loan modification and charge off information is provided for only those items occurring after the January 1, 2023 adoption date.

Based on the guidance in ASU 2022-02 a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restricting their loans and the modification to the terms of the loan are more than minor. If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification.

There are additional disclosures for modification of loans with borrowers experencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the ACL. The Company had no loan modifications to borrowers experiencing financial difficulties in the first quarter of 2023 and there were no modifications to borrowers experiencing financial difficulties that were outstanding at March 31, 2023.

Note 6 – Deposits

The components of deposits at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
	(In Thousands)

Demand, non-interest bearing	$373,611	$381,811
Demand, NOW and money market, interest bearing	243,218	244,629
Savings	602,785	681,394
Time, $250 and over	121,023	82,916
Time, other	191,327	130,357
Total deposits	$1,531,964	$1,521,107

At March 31, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2023 (remainder of the year)	$125,385
2024	172,123
2025	11,839
2026	1,352
2027	1,005
2028	646
$312,350

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At March 31, 2023, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $774.1 million, of which $774.0 million is available for borrowing at March 31, 2023 due to an outstanding letter of credit in the amount of $90 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of March 31, 2023 and December 31, 2022. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2023 and December 31, 2022. Advances from this line are unsecured.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at March 31, 2023 and December 31, 2022. Advances from this line are unsecured.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At March 31, 2023, there were 393,998 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended March 31, 2023, there have been 246,115 awards granted. During the three months ended March 31, 2023 and 2022, there were 13,877 and 10,701 awards granted, respectively. During the three months ended March 31, 2023 and March 31, 2022, the Company recognized compensation expense for restricted stock awards of $339 thousand and $292 thousand, respectively.

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 there was no outstanding options.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 22,844 shares have been issued as of March 31, 2023. The Company recognized discount expense in relation to the ESPP of $1 thousand for the three months ended March 31, 2023 and 2022, respectively.

Note 9 – Other Comprehensive Income (Loss)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The components of other comprehensive income (loss) both before tax and net of tax are as follows:

	Three Months Ended March 31,
	2023			2022

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding gains (losses) on securities available for sale	$4,248	$(892)	$3,356	$(30,449)	$6,394	$(24,055)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$4,248	$(892)	$3,356	$(30,449)	$6,394	$(24,055)

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three months ended March 31, 2023 and 2022.

A summary of the accumulated other comprehensive loss net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2023 and 2022	(In Thousands)
Balance January 1, 2023	$(51,107)
Other comprehensive income before reclassifications	3,356
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	3,356
Balance March 31, 2023	$(47,751)

Balance January 1, 2022	$(1,194)
Other comprehensive loss before reclassifications	(24,055)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(24,055)
Balance March 31, 2022	$(25,249)

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

	Three Months Ended
	March 31,
	2023	2022
	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$3,787	$4,201

Weighted average shares outstanding	7,591,781	7,546,144
Dilutive effect of potential common shares, stock options	-	19,865
Diluted weighted average common shares outstanding	7,591,781	7,566,009

Basic earnings per share	$0.50	$0.56
Diluted earnings per share	$0.50	$0.56

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2023 and March 31, 2022.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2023 and December 31, 2022, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$19,326	$-	$19,326
U.S. Government agency obligations	-	32,968	-	32,968
Municipal bonds	-	60,094	-	60,094
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	441	-	441
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	207,231	-	207,231
March 31, 2023 Securities available for sale	$-	$320,060	$-	$320,060

U.S. Treasury securities	$-	$16,771	$-	$16,771
U.S. Government agency obligations	-	32,551	-	32,551
Municipal bonds	-	58,617	-	58,617
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	434	-	434
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	208,619	-	208,619
December 31, 2022 Securities available for sale	$-	$316,992	$-	$316,992

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
March 31, 2023 Loans individually evaluated for credit losses	$-	$-	$798	$798
December 31, 2022 Impaired loans	$-	$-	$868	$868

Loans individually evaluated for credit losses are those that are accounted for under existing Financial Accounting Standards Board (“FASB”) guidance, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

At March 31, 2023, of the loans individually evaluated for credit losses having an aggregate balance of $3.1 million, $2.1 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

determined to meet or exceed the balance owed on the loan. Of the remaining $946 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $148 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2023 and December 31, 2022, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2023:
Loans individually evaluated for credit losses	$798	Appraisal of real estate collateral and pending	Appraisal adjustments (1)	0% to -25% (-25.0%)
		agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)
December 31, 2022:
Impaired loans	$868	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-25.0%)
		pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2023 and December 31, 2022:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2023:
Financial assets:
Cash and cash equivalents	$75,110	$75,110	$75,110	$-	$-
Securities available-for-sale	320,060	320,060	-	320,060	-
Loans receivable, net of allowance	1,204,926	1,118,387	-	-	1,118,387
Paycheck Protection Program loans receivable	284	246	-	-	246
Restricted investments in bank stock	995	995	-	995	-
Accrued interest receivable	3,018	3,018	-	3,018	-
Financial liabilities:
Deposits	1,531,964	1,527,421	-	1,527,421	-
Securities sold under agreements to
repurchase and federal funds purchased	11,525	11,525	-	11,525	-
Accrued interest payable	2,388	2,388	-	2,388	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2022:
Financial assets:
Cash and cash equivalents	$67,295	$67,295	$67,295	$-	$-
Securities available-for-sale	316,992	316,992	-	316,992	-
Loans receivable, net of allowance	1,196,164	1,163,947	-	-	1,163,947
Paycheck Protection Program loans receivable	286	255	-	-	255
Restricted investments in bank stock	995	995	-	995	-
Accrued interest receivable	2,926	2,926	-	2,926	-
Financial liabilities:
Deposits	1,521,107	1,516,911	-	1,516,911	-
Securities sold under agreements to
repurchase and federal funds purchased	13,384	13,384	-	13,384	-
Accrued interest payable	986	986	-	986	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2022. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for credit losses and the appropriate level of the allowance for credit losses and the valuation of deferred tax assets. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Credit Losses,” “Credit Risk and Loan Quality,” and “Income Taxes” contained on the following pages.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates and related deposit flows, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations including policies of the U.S. Department of Treasury and Federal Reserve system, (v) changes in accounting policies or procedures as may be required by FASB or regulatory agencies, (vi) geopolitical events in the Ukraine and Russia, (vii) adverse developments in the financial industry generally, such as the recent bank failures and related responsive measures to manage such developments, and (viii) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2022 and subsequent filings with the SEC.

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

At March 31, 2023, the Company continued to be in a strong financial and operational condition. The Bank’s March 31, 2023 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at March 31, 2023 was 0.19% and the ratio of non-performing assets to total assets was 0.14%. The Company had its last Community Reinvestment Act (“CRA”) examination in 2022 and received a “satisfactory” rating.

The Company’s assets increased by $17.6 million from $1.64 billion at December 31, 2022 to $1.66 billion at March 31, 2023. The increase was due to a $7.8 million increase in cash and cash equivalents, an increase of $3.1 million in securities available for sale, an increase of $8.8 million in net loans receivable (excluding PPP loans), offset by a decrease in other assets of $2.2 million. The growth in securities available for sale and net loans receivable was primarily funded by deposits. The increase in cash and cash equivalents was primarily due to the increase in deposits, offset by the purchases of available for sale securities, net loan growth (excluding PPP), and a decrease in securities sold under agreement to repurchase. The $3.1 million growth in securities was net of a decrease in unrealized losses of $4.2 million. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in response to economic conditions since purchase and not due to credit quality of the investment portfolio. The Company's deposits grew $10.9 million from $1.52 billion at December 31, 2022 to $1.53 billion at March 31, 2023. The overall deposit growth was due to a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the growth is the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company also continues to gain new deposit opportunities created by recent merger announcements, name changes, and competitive branch hour adjustments and/or closures in the Company’s market area, attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable (excluding PPP loans) remained relatively flat at $1.20 billion at March 31, 2023 and at December 31, 2022, increasing by $8.8 million. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments. See expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended March 31, 2023 was $3.8 million compared to net income for the three months ended March 31, 2022 of $4.2 million, a decrease of $414 thousand, or 9.8%. Basic and diluted earnings per share decreased to $0.50 for the three months ended March 31, 2023, as compared to $0.56 for the three months ended March 31, 2022. The difference in net income for the three months ended March 31, 2023 and March 31, 2022 resulted from a decrease in non-interest income and an increase in non-interest expenses, offset by a slight increase in net interest income.

RESULTS OF OPERATIONS

Net Interest Income

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and nontaxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2023 and 2022.

Total interest income for the three months ended March 31, 2023 increased $2.1 million to $13.7 million, as compared to $11.6 million for the three months ended March 31, 2022. Average earning assets were $1.57 billion for the three months ended March 31, 2023, as compared to $1.59 billion for the three months ended March 31, 2022. The tax equivalent yield on average earning assets was 3.58% for the first quarter of 2023 compared to 2.98% for the first quarter of 2022.

Total interest expense for the three months ended March 31, 2023 increased $2.0 million to $2.9 million, as compared to $896 thousand for the three months ended March 31, 2022. Average interest bearing liabilities were $1.16 billion for the three months ended March 31, 2023 as compared to $1.17 billion for the three months ended March 31, 2022. The yield on average interest bearing liabilities was 1.01% and 0.31% for the first quarter of 2023 and 2022, respectively.

Net interest income for the three months ended March 31, 2023 was $10.9 million, compared to $10.7 million for the three months ended March 31, 2022. The improvement in net interest income is, in part, the result of an increase in the balances of taxable and non-taxable loans, along with an increase in the rate of taxable and non-taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks. Also contributing to the improvement in net interest income for the three months ended March 31, 2023 was a decrease in the balance of interest bearing demand deposits, savings, and securities sold under agreements to repurchase. The improvements were offset, in part, by a decrease in the interest and fee income from PPP loans, a decrease in the balances of taxable and non-taxable investments, a decrease in the balance of interest bearing deposits with banks, an increase in the balance of certificates of deposit and an increase in the rates of interest bearing demand deposits, NOW, money market, and savings, certificates of deposit, and securities under agreements to repurchase. The Company’s net interest margin is 2.80% on a US GAAP basis and 2.83% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2023, as compared to 2.73% on a US GAAP basis and 2.76% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2022.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2023 and 2022, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2023			2022
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,191,568	$11,275	3.84%	$1,099,510	$9,733	3.59%
Loans - Paycheck Protection Program	285	1	1.42%	4,358	174	16.19%
Loans - non-taxable (1)	15,570	127	4.19%	6,115	46	3.86%
Investment securities - taxable	279,280	1,543	2.24%	294,277	1,291	1.78%
Investment securities - non-taxable (1)	41,276	305	3.79%	43,715	282	3.31%
Federal funds sold	1,000	12	4.87%	1,000	-	0.00%
Interest bearing deposits with banks	39,956	458	4.65%	137,585	63	0.19%
TOTAL INTEREST EARNING ASSETS	1,568,935	13,721	3.58%	1,586,560	11,589	2.98%
Less allowance for credit losses	(12,637)			(11,484)
Other assets	74,137			62,034
TOTAL ASSETS	$1,630,435			$1,637,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$233,951	$170	0.29%	$243,728	$35	0.06%
Savings	643,565	709	0.45%	752,782	514	0.28%
Certificates of deposit	267,060	1,935	2.94%	153,663	326	0.86%
Securities sold under agreements to repurchase and other borrowings	13,335	57	1.73%	22,359	21	0.38%
TOTAL INTEREST BEARING LIABILITIES	1,157,911	2,871	1.01%	1,172,532	896	0.31%

Non-interest bearing demand deposits	360,874			331,210
Other liabilities	17,922			15,391
Stockholders' equity	93,728			117,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,630,435			$1,637,110

Net interest income		$10,850			$10,693
Tax equivalent adjustments
Loans		34			12
Investments		81			75
Total tax equivalent adjustments		115			87
Net interest income on a tax equivalent basis		$10,965			$10,780
Net interest spread (US GAAP basis)			2.54%			2.65%
Net interest margin (US GAAP basis)			2.80%			2.73%
Net interest spread (non-US GAAP basis) (3)			2.57%			2.67%
Net interest margin (non-US GAAP basis) (3)			2.83%			2.76%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2023 and 2022, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2023 and 2022, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended
	March 31, 2023
	compared to March 31, 2022
	(In Thousands)
	Due to change in:
	Total
	Change	Volume	Rate

Interest-earning assets:
Loans - taxable	$1,542	$815	$727
Loans - Paycheck Protection Program	(173)	(163)	(10)
Loans - non-taxable	81	71	10
Investment securities - taxable	252	(66)	318
Investment securities - non-taxable	23	(16)	39
Federal funds sold	12	-	12
Interest bearing deposits with banks	395	(45)	440
Total net change in income on
interest-earning assets	2,132	596	1,536

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	135	(1)	136
Savings	195	(75)	270
Certificates of deposit	1,609	241	1,368
Total deposits	1,939	165	1,774
Securities sold under agreements to
repurchase and other borrowings	36	(8)	44
Total net change in expense on
interest-bearing liabilities	1,975	157	1,818
Change in net interest income	$157	$439	$(282)

Provision for Credit Losses

The Company adopted ASC Topic 326 on January 1, 2023, and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings, as of January 1, 2023 (i.e., modified retrospective approach). Upon adoption of the standard, the Company recorded a $188 thousand increase to the allowance for credit losses, which resulted in a $148 thousand after-tax decrease to retained earnings as of January 1, 2023. The tax effect resulted in a $40 thousand increase to deferred tax assets.

The allowance for credit losses is established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is maintained at a level management considers to be adequate to provide for losses that can be reasonably anticipated over the expected life of the loans. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current and forecasted economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

The allowance consists of general, specific, qualitative and unallocated components. The general component covers non-classified loans and classified loans not considered loans individually evaluated for credit losses, and is based on historical loss experience adjusted for forecasting factors and qualitative factors. The specific component relates to loans that are classified as loans individually evaluated for credit losses and/or restructured. For loans that are classified as loans individually evaluated for credit losses, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loans individually evaluated for credit losses is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of expected losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

For additional information on ASU 2016-13, see Note 2 “Summary of Significant Accounting Policies.”

For the three months ended March 31, 2023 and March 31, 2022 there was no provision for credit losses. In the three months ended March 31, 2023, there were no charge-offs or recoveries, compared to no charge-offs and $1 thousand in recoveries for the three months ended March 31, 2022. The provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its March 31, 2023 allowance for credit loss levels. The allowance for credit losses is $12.6 million as of March 31, 2023, which is 1.04% of total loans receivable, compared to $11.5 million or 1.04% of total loans receivable as of March 31, 2022. At December 31, 2022, the allowance for loan losses was $12.4 million, which represented 1.03% of total loans receivable. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable (excluding PPP loans) portfolio:

3

	Three Months Ended
	March 31,
	2023	2022

	(In Thousands)
Loans receivable at end of period	$1,217,259	$1,104,226
Allowance for credit losses:
Balance, beginning	$12,449	$11,484
Cumulative effect of change in accounting principle	188	-
Provision for credit losses	-	-
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total loans charged off	-	-
Recoveries of loans previously charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	1
Consumer	-	-
Total recoveries	-	1
Net recoveries (charge offs)	-	1
Balance at end of period	$12,637	$11,485
Allowance for credit losses to loans receivable at end of period	1.04%	1.04%

Non-interest Income

Total non-interest income was $658 thousand for the three months ended March 31, 2023 compared to $770 thousand for the same period in 2022. The decrease is, in part, attributable to a decrease in bank owned life insurance of $169 thousand primarily due to death benefit proceeds during the three months ending March 31, 2022, offset by an increase of $14 thousand in debit card interchange fees, and an increase of $41 thousand in other service fees due, in part, to an expanding customer base, overdraft fees, and early withdrawal time deposit penalties.

Non-interest Expense

Non-interest expenses increased $552 thousand from $6.3 million for the three months ended March 31, 2022 to $6.9 million for the three months ended March 31, 2023. The increase in non-interest expenses is, in part, attributable to a $470 thousand increase in salaries and employee benefits. The Company had a 7.8% increase in full-time equivalent employees from one hundred and two (102) at March 31, 2022 to one hundred and ten (110) at March 31, 2023. New hires included various branch and other operational personnel. The increase in the number of employees, together with the annual increases in salaries and benefits, increase in retirement contributions, increase in employee taxes, increase in health insurance cost, and an increase in stock grant expense, offset by a decrease in non-qualified pension expense, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to an increase of $26 thousand in occupancy and equipment, an increase of $141 thousand in advertising and promotion expense, an increase of $29 thousand in professional fees, and an increase of $48 thousand in FDIC insurance. These increases in non-interest expenses were offset, in part, by a $69 thousand decrease in data processing due to switching to a new online platform provider and a decrease in data communication costs, offset by an increase in escrow management services due to the implementation costs of transitioning to a new vendor. Additional decreases in non-interest expenses were due to a decrease of $21 thousand in loan and real estate expenses and a decrease of $70 thousand in other expenses due to a decrease in telephone expenses, a decrease in correspondent bank fees, and a decrease in bank shares tax, offset by an increase in debit card losses and other operating expenses. The Company’s efficiency ratio was 59.7% and 55.1% for the three months ending March 31, 2023 and 2022, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2023 totaled $853 thousand, or 18.4% of income before taxes, compared to income taxes for the three months ended March 31, 2022 totaling $946 thousand, or 18.4% of income before taxes.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of March 31, 2023. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates. Selling of securities would not be a primary source of short term liquidity needs given the unrealized losses currently in the portfolio.

Total securities at March 31, 2023 were $320.1 million compared to $317.0 million at December 31, 2022. The increase in the investment portfolio resulted from the purchase of four (4) Treasury bonds totaling $4.9 million and a decrease in unrealized losses of $4.2 million; offset by principal pay downs on mortgage-backed securities, the maturity of one (1) taxable municipal bond, and the maturity of two (2) Treasury bonds totaling $6.2 million. The carrying value of the securities portfolio as of March 31, 2023 includes a net unrealized loss of $60.4 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $64.7 million at December 31, 2022. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since purchase. No securities are deemed to be other than temporarily impaired and the Company has the intent and ability to hold the securities until maturity or market price recovery.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (excluding PPP loans) remained relatively flat at $1.20 billion at March 31, 2023 and December 31, 2022, increasing $8.8 million. The gross loan-to-deposit ratio stayed flat at 79% at March 31, 2023 and December 31, 2022. The Company’s loan portfolio at March 31, 2023 was comprised of residential real estate and consumer loans of $645.5 million, an increase of $709 thousand from December 31, 2022, and commercial loans of $571.8 million, an increase of $8.2 million from December 31, 2022. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. The Company was a participant in the SBA PPP to support the needs of its small business clients. PPP loans receivable at March 31, 2023 and December 31, 2022 was $284 thousand and $286 thousand, respectively.

Credit Risk and Loan Quality

The Company’s allowance for credit losses increased $188 thousand to $12.6 million at March 31, 2023, compared to $12.4 million at December 31, 2022. At March 31, 2023 and December 31, 2022, the allowance for credit losses represented 1.04% and 1.03% of total loans receivable, respectively. The Company’s non-performing loans to total loans receivable was 0.19% at March 31, 2023, compared to 0.23% at March 31, 2022 and 0.20% at December 31, 2022. At March 31, 2023, approximately 95% of the Company’s loan portfolio is collateralized by real estate. The Company adopted the Current Expected Credit Losses (“CECL”) FASB accounting standard on January 1, 2023. The cumulative effect from the adoption of CECL accounting standard was a $188 thousand increase to the allowance for credit losses. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for credit losses as new information becomes available.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings for periods prior to January 1, 2023, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.

The details for non-performing loans are included in the following table:

	March 31,	December 31,	March 31,
	2023	2022	2022

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	183	192	229
Restructured loans, accruing interest and less than 90 days past due	-	2,182	2,313
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	183	2,374	2,542
Foreclosed assets	-	-	-
Total nonperforming assets	$183	$2,374	$2,542
Nonperforming loans to total loans (excluding PPP loans)	0.02%	0.20%	0.23%
Nonperforming assets to total assets	0.01%	0.14%	0.15%
Non-accrual loans to total loans (excluding PPP loans)	0.02%	0.02%	0.02%
Allowance to non-accrual loans	6905.46%	6483.85%	5015.28%
Net charge-offs (recoveries) to average loans (excluding PPP loans)	0.00%	0.00%	0.00%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $128 thousand from December 31, 2022 to March 31, 2023. This decrease is due to depreciation on existing premises and equipment, offset by new purchases.

Deposits

Total deposits at March 31, 2023 increased $10.9 million to $1.53 billion from $1.52 billion at December 31, 2022. The increase in the Company’s deposits was due to an increase of $99.1 million in time deposits; offset by a decrease of $9.6 million in demand, NOW and money market deposits and a $78.6 million decrease in savings deposits. The growth in total deposits was primarily due to organic growth of new and existing customers. The shift out of savings and into time deposits is primarily due to time deposits currently yielding higher rates due to the current rate environment. Included in the above mentioned increase was a $9.8 million increase in non-interest bearing demand personal deposits, offset by a $18.0 million decrease in non-interest bearing demand business deposits. Included in total deposits at March 31, 2023 were personal deposits of $1.12 billion, business deposits of $308.9 million, and municipal deposits of $105.8 million. Included in total deposits at December 31, 2022 were personal deposits of $1.09 billion, business deposits of $324.1 million, and municipal deposits of $102.6 million.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $75.1 million at March 31, 2023, compared to $67.3 million at December 31, 2022.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. Selling of securities would not be a primary source of short term liquidity needs given the unrealized losses currently in the portfolio. At March 31, 2023, the Company had $320.1 million of available for sale securities. Securities with carrying values of approximately $147.4 million and $147.2 million at March 31, 2023 and December 31, 2022, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At March 31, 2023, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $774.1 million, of which $774.0 million is available for borrowing at March 31, 2023 due to an outstanding letter of credit in amount of $90 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no long-term or short-term FHLB advances outstanding as of March 31, 2023 and December 31, 2022. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2023 and December 31, 2022. Advances from this line are unsecured.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at March 31, 2023 and December 31, 2022. Advances from this line are unsecured.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $185.1 million and $189.2 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the Company had letters of credit outstanding of $9.2 million and $9.1 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $95.6 million as of March 31, 2023, representing a net increase of $7.4 million from December 31, 2022. The increase in capital was primarily the result of net income of $3.8 million, an increase in common stock of $15 thousand, an increase in surplus of $340 thousand due to employee stock purchases and stock grants with compensation expense, and a decrease of $3.4 million in accumulated other comprehensive loss, offset by a decrease in retained earnings of $148 thousand from the cumulative effect of the adoption of the CECL accounting principle. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $12.58 and $11.64 at March 31, 2023 and December 31, 2022, respectively. The Company’s tangible book value per share not including accumulated other comprehensive loss in the total stockholders’ equity numerator (a non-GAAP measure) was $18.86 and $18.38 at March 31, 2023 and December 31, 2022, respectively. The Company believes this non-GAAP measurement enhances the overall understanding of Company performance and increases comparability of period to period results, but should not be viewed as a substitute for the measure as determined in accordance with GAAP or an inference that future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table presents the computation of this non-GAAP based measure shown together with its most directly comparable GAAP measure:

	March 31, 2023	December 31, 2022
	(Dollars In Thousands Except Per Share Data)
Tangible Book Value Per Share
Total stockholders' equity	$95,626	$88,276
Addback: accumulated other comprehensive loss ("AOCL")	47,751	51,107
Total stockholders' equity not included AOCL (non-GAAP)	$143,377	$139,383

Common stock shares outstanding	7,601,807	7,586,991
Book value per share (most directly comparable GAAP based measure)	$12.58	$11.64
AOCL per share	6.28	6.74
Book value per share not including AOCL (non-GAAP)	$18.86	$18.38

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of March 31, 2023, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2023	December 31, 2022

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$142,980	$139,175
Tier 2, allowable portion of allowance for credit losses	12,637	12,449
Total capital	$155,617	$151,624

Common equity tier 1 capital ratio	13.1%	12.9%
Tier 1 risk based capital ratio	13.1%	12.9%
Total risk based capital ratio	14.3%	14.1%
Tier 1 leverage ratio	8.5%	8.3%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2023	December 31, 2022

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$143,377	$139,383
Tier 2, allowable portion of allowance for credit losses	12,637	12,449
Total capital	$156,014	$151,832

Common equity tier 1 capital ratio	13.2%	12.9%
Tier 1 risk based capital ratio	13.2%	12.9%
Total risk based capital ratio	14.3%	14.1%
Tier 1 leverage ratio	8.5%	8.3%

Note: Unrealized gains and losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary source of market risk is interest rate risk. A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest earning assets and interest bearing liabilities. The Asset Liability Committee (ALCO), included as part of the Board of Directors meetings, oversees this review, which establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates. The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. In 2022 and 2023, the Federal Reserve has been raising its key interest rate in an attempt to tame inflation. The Company’s asset/liability management policy, monthly and quarterly financial reports, along with simulation modeling, supplies management with guidelines to evaluate and manage rate sensitivity.

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at March 31, 2023. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. Management reviews all assumptions on a periodic basis and believes current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	0.4%
Down 200 basis points	-1.7%

Up 100 basis points	-1.1%
Up 200 basis points	-2.6%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Effective January 1, 2023, the Company adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Except for this change related to CECL adoption, there were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2023, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, the reader should carefully consider the factors discussed in “Risk Factors” included within the Company’s 2022 Form 10-K and subsequent filings with the SEC. Except for the below, there are no material changes to such risk factors. Such risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies including community banks like the Company. On May 1, 2023 First Republic Bank was also closed by its primary state regulator, which appointed the FDIC as receiver, and the FDIC announced that JP Morgan Chase Bank, National Association agreed to assume all of First Republic Bank’s deposits and substantially all of its assets. These market developments have negatively impacted customer confidence in the safety and soundness of regional and smaller community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly.

Rising interest rates have decreased the value of the Company’s available for sale securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the available for sale portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company also anticipates potential increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. Also, as a result of the recent bank failures, future FDIC deposit assessments are expected to increase and may have a material impact of the Company’s profitability.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 15, 2023	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 15, 2023	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer