Form 10-Q
period 2023-06-30
Embassy Bancorp, Inc.
filed 2023-08-11
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 4, 2023	($1.00 Par Value)	7,603,164
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	June 30,	December 31,
ASSETS	2023	2022

	(In Thousands, Except Share Data)
Cash and due from banks	$18,319	$21,927
Interest bearing demand deposits with banks	55,421	44,368
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	74,740	67,295
Securities available for sale	315,239	316,992
Restricted investment in bank stock	2,933	995
Loans receivable, net of allowance for credit losses of $12,748 in 2023; $12,449 in 2022	1,230,694	1,196,164
Paycheck Protection Program loans receivable	6	286
Premises and equipment, net of accumulated depreciation	3,836	3,843
Bank owned life insurance	25,966	25,603
Accrued interest receivable	2,858	2,926
Other assets	25,548	26,123
Total Assets	$1,681,820	$1,640,227
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$342,765	$381,811
Interest bearing	1,162,265	1,139,296
Total Deposits	1,505,030	1,521,107
Securities sold under agreements to repurchase	10,517	13,384
Short-term borrowings	46,875	-
Accrued interest payable	4,809	986
Other liabilities	19,558	16,474
Total Liabilities	1,586,789	1,551,951
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2023 issued 7,755,958 shares; outstanding 7,603,164 shares;
2022 issued 7,739,785 shares; outstanding 7,586,991 shares;	7,756	7,740
Surplus	28,061	27,627
Retained earnings	110,196	106,551
Accumulated other comprehensive loss	(48,447)	(51,107)
Treasury stock, at cost: 152,794 shares at June 30, 2023 and
December 31, 2022, respectively	(2,535)	(2,535)
Total Stockholders' Equity	95,031	88,276
Total Liabilities and Stockholders' Equity	$1,681,820	$1,640,227

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022

	(In Thousands, Except Per Share Data)

INTEREST INCOME
Loans, including fees	$11,964	$10,165	$23,366	$19,944
Paycheck Protection Program loans, including fees	-	7	1	181
Securities, taxable	1,559	1,502	3,102	2,793
Securities, non-taxable	305	302	610	584
Short-term investments, including federal funds sold	329	218	799	281
Total Interest Income	14,157	12,194	27,878	23,783
INTEREST EXPENSE
Deposits	4,054	886	6,868	1,761
Securities sold under agreements to repurchase and federal
funds purchased	86	2	143	4
Short-term borrowings	7	-	7	-
Long-term borrowings	-	-	-	19
Total Interest Expense	4,147	888	7,018	1,784
Net Interest Income	10,010	11,306	20,860	21,999
PROVISION FOR CREDIT LOSSES	110	350	110	350
Net Interest Income after Provision for Credit Losses	9,900	10,956	20,750	21,649
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	94	93	182	179
Debit card interchange fees	232	230	449	433
Other service fees	157	142	310	254
Bank owned life insurance	192	(139)	392	230
Total Other Non-Interest Income	675	326	1,333	1,096
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,592	3,329	7,318	6,585
Occupancy and equipment	949	928	1,936	1,889
Data processing	759	898	1,530	1,738
Advertising and promotion	280	205	567	351
Professional fees	261	231	499	440
FDIC insurance	200	102	377	231
Loan & real estate	45	47	97	120
Charitable contributions	290	290	513	515
Other	486	518	893	995
Total Other Non-Interest Expenses	6,862	6,548	13,730	12,864

Income Before Income Taxes	3,713	4,734	8,353	9,881
INCOME TAX EXPENSE	666	963	1,519	1,909
Net Income	$3,047	$3,771	$6,834	$7,972

BASIC EARNINGS PER SHARE	$0.40	$0.50	$0.90	$1.06

DILUTED EARNINGS PER SHARE	$0.40	$0.50	$0.90	$1.05

DIVIDENDS PER SHARE	$0.40	$0.35	$0.40	$0.35

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
	2023		2022

	(In Thousands)
Net Income		$3,047		$3,771
Change in Accumulated Other Comprehensive Loss:
Unrealized holding loss on securities available for sale	(881)		(21,920)
Less: reclassification adjustment for realized gains	-		-
	(881)		(21,920)
Income tax effect	185		4,604
Net unrealized loss	(696)		(17,316)
Other comprehensive loss, net of tax		(696)		(17,316)
Comprehensive Income (Loss)		$2,351		$(13,545)

	Six Months Ended June 30,
	2023		2022

	(In Thousands)

Net Income		$6,834		$7,972
Change in Accumulated Other Comprehensive Loss:
Unrealized holding income (loss) on securities available for sale	3,367		(52,369)
Less: reclassification adjustment for realized gains	-		-
	3,367		(52,369)
Income tax effect	(707)		10,998
Net unrealized income (loss)	2,660		(41,371)
Other comprehensive income (loss), net of tax		2,660		(41,371)
Comprehensive Income (Loss)		$9,494		$(33,399)

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2023
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2022	$7,740	$27,627	$106,551	$(51,107)	$(2,535)	$88,276
Net income	-	-	3,787	-	-	3,787
Other comprehensive income, net of tax	-	-	-	3,356	-	3,356
Common stock grants to directors, 13,877 shares	14	243	-	-	-	257
Compensation expense recognized on stock grants, net of unearned compensation expense of $560	-	82	-	-	-	82
Shares issued under employee stock purchase plan, 939 shares	1	15	-	-	-	16
Cumulative effect from change in accounting principle - CECL	-	-	(148)	-	-	(148)
BALANCE - MARCH 31, 2023	$7,755	$27,967	$110,190	$(47,751)	$(2,535)	$95,626

Net income	-	-	3,047	-	-	3,047
Other comprehensive loss, net of tax	-	-	-	(696)	-	(696)
Dividend declared, $0.40 per share	-	-	(3,041)	-	-	(3,041)
Compensation expense recognized on stock grants, net of unearned compensation expense of $484	-	76	-	-	-	76
Shares issued under employee stock purchase plan, 1,357 shares	1	18	-	-	-	19
BALANCE - JUNE 30, 2023	$7,756	$28,061	$110,196	$(48,447)	$(2,535)	$95,031

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2022
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515
Net income	-	-	4,201	-	-	4,201
Other comprehensive loss, net of tax	-	-	-	(24,055)	-	(24,055)
Common stock grants to directors, 10,701 shares	10	213	-	-	-	223
Compensation expense recognized on stock grants, net of unearned compensation expense of $649	-	69	-	-	-	69
Shares issued under employee stock purchase plan, 706 shares	1	14	-	-	-	15
Purchase of treasury stock, 883 shares at $20.79 per share	-	-	-	-	(18)	(18)
BALANCE - MARCH 31, 2022	$7,699	$27,259	$95,694	$(25,249)	$(2,453)	$102,950

Net income	-	-	3,771	-	-	3,771
Other comprehensive loss, net of tax	-	-	-	(17,316)	-	(17,316)
Dividend declared, $0.35 per share	-	-	(2,644)	-	-	(2,644)
Compensation expense recognized on stock grants, net of unearned compensation expense of $579	-	70	-	-	-	70
Shares issued under employee stock purchase plan, 958 shares	1	17	-	-	-	18
BALANCE - JUNE 30, 2022	$7,700	$27,346	$96,821	$(42,565)	$(2,453)	$86,849

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,834	$7,972
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	110	350
Amortization of deferred loan costs	112	90
Accretion of deferred Paycheck Protection Program loan fees	-	(165)
Depreciation	429	446
Net accretion of investment security premiums and discounts	(271)	(164)
Stock compensation expense	415	362
Income on bank owned life insurance	(392)	(230)
Decrease (increase) in accrued interest receivable	68	(125)
Increase in other assets	(92)	(59)
Increase (decrease) in accrued interest payable	3,823	(178)
Increase in other liabilities	43	68
Net Cash Provided by Operating Activities	11,079	8,367
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(4,874)	(81,139)
Maturities, calls and principal repayments of securities available for sale	10,265	14,322
Net increase in loans	(34,940)	(38,440)
Net decrease in Paycheck Protection Program loans	280	6,742
Net (purchase) redemption of restricted investment in bank stock	(1,938)	429
Purchases of premises and equipment	(422)	(401)
Proceeds on bank owned life insurance	29	717
Net Cash Used in Investing Activities	(31,600)	(97,770)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(16,077)	65,640
Net (decrease) increase in securities sold under agreements to repurchase	(2,867)	1,593
Increase in short-term borrowed funds	46,875	-
Repayments of long-term borrowed funds	-	(14,651)
Proceeds from Employee Stock Purchase Plan	35	33
Purchase of treasury stock	-	(18)
Net Cash Provided by Financing Activities	27,966	52,597
Net Increase (Decrease) in Cash and Cash Equivalents	7,445	(36,806)
CASH AND CASH EQUIVALENTS - BEGINNING	67,295	169,692
CASH AND CASH EQUIVALENTS - ENDING	$74,740	$132,886

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,195	$1,962
Income taxes paid	$2,290	$2,362

Non-cash Investing and Financing Activities:

Dividend declared	$3,041	$2,644

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include commercial real estate, commercial construction, commercial, residential real estate and consumer. The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company utilizes the Open Pool method in determining expected future credit losses. This technique considers losses over the full life cycle of loan pools. The loss rate method measures the amount of loan charge–offs, net of recoveries, (“credit losses”), recognized over the life of a pool by loan segment and vintage and compares those credit losses to the original loan balance of that pool as of a similar vintage. A vintage is a group of loans originated in the same annual time period. To estimate a CECL loss rate for the pool, management first identifies the credit losses recognized between the pool date and the reporting date for the pool and determines which credit losses were related to loans outstanding at the pool date. The loss rate method then divides the credit losses recognized on loans outstanding as of the pool date by the outstanding loan balance as of the pool date. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data.

The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, national and local economic conditions, experience, ability and depth of lenders and staff, quality of the loan review system and Board oversight, the volume and severity of past due loans and non-accrual loans, business conditions, portfolio concentrations, and the effect of external factors such as competition, legal and regulatory requirements, among others. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built upon historical data.

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

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale (“AFS”) that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company did not record an allowance for AFS securities on January 1, 2023 and year to date June 30, 2023 as the investment portfolio consists primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds and Treasury bonds in which credit risk is deemed minimal. The securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios, as well as the economic conditions at future reporting periods. See Note 3 – Securities Available For Sale.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $1.9 million at June 30, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $960 thousand at June 30, 2023 and is excluded from the estimate of credit losses.

Note 3 – Securities Available For Sale

At June 30, 2023 and December 31, 2022, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2023:
U.S. Treasury securities	$19,727	$-	$(477)	$19,250
U.S. Government agency obligations	34,079	-	(878)	33,201
Municipal bonds	73,665	58	(14,218)	59,505
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	-	(76)	434
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	248,583	1	(45,735)	202,849
Total	$376,564	$59	$(61,384)	$315,239

December 31, 2022:
U.S. Treasury securities	$17,217	$-	$(446)	$16,771
U.S. Government agency obligations	34,069	-	(1,518)	32,551
Municipal bonds	73,958	112	(15,453)	58,617
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	-	(76)	434
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	255,930	2	(47,313)	208,619
Total	$381,684	$114	$(64,806)	$316,992

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities as of June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$39,428	$38,663
Due after one year through five years	17,093	16,385
Due after five years through ten years	5,525	5,230
Due after ten years	65,425	51,678
	127,471	111,956
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	434
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	248,583	202,849
Total	$376,564	$315,239

There were no sales of securities for the three and six months ended June 30, 2023 and 2022.

Securities with a carrying value of $145.1 million and $147.2 million at June 30, 2023 and December 31, 2022, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2023:	(In Thousands)
U.S. Treasury securities	$7,337	$(87)	$11,913	$(390)	$19,250	$(477)
U.S. Government agency obligations	-	-	33,201	(878)	33,201	(878)
Municipal bonds	9,240	(373)	48,303	(13,845)	57,543	(14,218)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	-	-	434	(76)	434	(76)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	658	(25)	202,095	(45,710)	202,753	(45,735)
Total Temporarily Impaired Securities	$17,235	$(485)	$295,946	$(60,899)	$313,181	$(61,384)
	.
December 31, 2022:
U.S. Treasury securities	$16,771	$(446)	$-	$-	$16,771	$(446)
U.S. Government agency obligations	-	-	32,551	(1,518)	32,551	(1,518)
Municipal bonds	32,103	(6,308)	22,099	(9,145)	54,202	(15,453)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	434	(76)	-	-	434	(76)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	32,203	(3,166)	176,281	(44,147)	208,484	(47,313)
Total Temporarily Impaired Securities	$81,511	$(9,996)	$230,931	$(54,810)	$312,442	$(64,806)

The Company had two hundred three (203) securities in an unrealized loss position at June 30, 2023 and one hundred ninety-four (194) securities in an unrealized loss position at December 31, 2022. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors and the Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery in their amortized cost basis. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increasing market interest rates due to the current economic conditions, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at June 30, 2023.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $2.9 million and $955 thousand as of June 30, 2023 and December 31, 2022, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at June 30, 2023 and December 31, 2022.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2023.

Note 5 – Loans and Credit Quality

The Company has presented Paycheck Protection Program (“PPP”) loans of $6 thousand, which is only one (1) loan, at June 30, 2023 and $286 thousand at December 31, 2022, respectively, separately from loans receivable on the Consolidated Balance Sheets. PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for credit losses is required on PPP loans. All PPP loans are risk rated as pass. PPP loans are excluded in the following composition and credit quality tables.

The following table presents the composition of loans receivable at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023		December 31, 2022
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$518,869	41.74%	$507,300	41.98%
Commercial construction	29,681	2.39%	16,761	1.39%
Commercial	38,997	3.14%	39,520	3.27%
Residential real estate	654,905	52.68%	643,975	53.30%
Consumer	597	0.05%	782	0.06%
Total loans	1,243,049	100.00%	1,208,338	100.00%
Unearned origination fees	393		275
Allowance for credit losses	(12,748)		(12,449)
Net Loans	$1,230,694		$1,196,164

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2023 by year of origination:

	2023	2022	2021	2020	2019	Prior	Revolving	Total

June 30, 2023	(In Thousands)
Commercial
real estate
Pass	$40,219	$141,160	$60,696	$66,811	$27,897	$169,206	$11,595	$517,584
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,285	-	1,285
Total	40,219	141,160	60,696	66,811	27,897	170,491	11,595	518,869

Commercial
construction
Pass	53	23,901	5,022	-	375	30	-	29,381
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	245	55	300
Total	53	23,901	5,022	-	375	275	55	29,681

Commercial
Pass	1,319	9,090	2,752	3,715	6,762	11,119	4,218	38,975
Special Mention	-	-	-	-	22	-	-	22
Substandard	-	-	-	-	-	-	-	-
Total	1,319	9,090	2,752	3,715	6,784	11,119	4,218	38,997

Residential
real estate
Pass	40,195	98,369	164,316	149,637	48,177	131,958	20,655	653,307
Special Mention	-	-	-	-	-	455	-	455
Substandard	-	-	-	-	179	964	-	1,143
Total	40,195	98,369	164,316	149,637	48,356	133,377	20,655	654,905

Consumer
Pass	104	137	29	1	29	17	280	597
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	104	137	29	1	29	17	280	597
Total
Loan Receivable	$81,890	$272,657	$232,815	$220,164	$83,441	$315,279	$36,803	$1,243,049

The Company had no loans that were charged off during the three and six months ending June 30, 2023 and therefore no gross charge-off information is presented in the above table.

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

At June 30, 2023, the Company had no foreclosed assets and had one (1) recorded investment in a consumer mortgage loan collateralized by real estate property in the process of foreclosure in the amount of $121 thousand. At December 31, 2022, the Company had no foreclosed assets or recorded investment in consumer mortgage loans collateralized by real estate property in the process of foreclosure.

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans as of June 30, 2023:

	June 30, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$1,338	$1,578
Commercial construction (1)	55	55
Commercial	-	-
Residential real estate (1)	1,228	1,232
Consumer	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-
Commercial construction (1)	245	245	25
Commercial (2)	22	22	22
Residential real estate (1)	528	528	154
Consumer	-	-	-
Total:
Commercial real estate	$1,338	$1,578	$-
Commercial construction	300	300	25
Commercial	22	22	22
Residential real estate	1,756	1,760	154
Consumer	-	-	-
	$3,416	$3,660	$201

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table, presented under previously applicable GAAP, summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2022:

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,371	$1,611
Commercial construction	55	55
Commercial	-	-
Residential real estate	768	772
Consumer	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-
Commercial construction	248	248	29
Commercial	240	240	33
Residential real estate	549	549	107
Consumer	-	-	-
Total:
Commercial real estate	$1,371	$1,611	$-
Commercial construction	303	303	29
Commercial	240	240	33
Residential real estate	1,317	1,321	107
Consumer	-	-	-
	$3,231	$3,475	$169

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2023	December 31, 2022

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	300	192
Consumer	-	-
Total	$300	$192

As of June 30, 2023, there were two (2) loans in non-accrual status in the amount of $300 thousand. There was no required related allowance on the above $300 thousand collateral dependent non-accrual loans. There was no interest income recognized on the above $300 thousand in non-accrual loans for the three months ending June 30, 2023 and interest income recognized of $1 thousand for the six months ending June 30, 2023.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2023 and December 31, 2022, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2023	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$518,869	$518,869	$-
Commercial construction	-	-	-	-	29,681	29,681	-
Commercial	-	-	-	-	38,997	38,997	-
Residential real estate	101	192	121	414	654,491	654,905	-
Consumer	-	-	-	-	597	597	-
Total	$101	$192	$121	$414	$1,242,635	$1,243,049	$-
December 31, 2022
Commercial real estate	$-	$-	$-	$-	$507,300	$507,300	$-
Commercial construction	-	-	-	-	16,761	16,761	-
Commercial	32	-	-	32	39,488	39,520	-
Residential real estate	138	-	192	330	643,645	643,975	-
Consumer	-	-	-	-	782	782	-
Total	$170	$-	$192	$362	$1,207,976	$1,208,338	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for credit losses for the three and six months ended June 30, 2023 and the allowance for loan losses for the three and six months ended June 30, 2022:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)
Three Months Ending June 30, 2023
Beginning Balance - March 31, 2023	$5,605	$277	$1,117	$5,482	$32	$124	$12,637
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	336	40	(144)	(184)	(9)	71	110
Ending Balance - June 30, 2023	$5,941	$317	$973	$5,299	$23	$195	$12,748

Six Months Ending June 30, 2023
Beginning Balance - December 31, 2022	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
January 1, 2023 adoption of ASU 2016-13	492	77	(172)	522	19	(750)	188
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	336	40	(144)	(184)	(9)	71	110
Ending Balance - June 30, 2023	$5,941	$317	$973	$5,299	$23	$195	$12,748

Allowance for loan losses
Three Months Ending June 30, 2022
Beginning Balance - March 31, 2022	$4,631	$59	$1,303	$5,037	$10	$445	$11,485
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions	184	47	(31)	(165)	3	312	350
Ending Balance - June 30, 2022	$4,815	$106	$1,272	$4,873	$13	$757	$11,836

Six Months Ending June 30, 2022
Beginning Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	2
Provisions	415	35	(56)	153	(1)	(196)	350
Ending Balance - June 30, 2022	$4,815	$106	$1,272	$4,873	$13	$757	$11,836

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for credit losses (June 30, 2023) and for loan losses (December 31, 2022) and the related loan portfolio disaggregated based on impairment methodology at June 30, 2023 and December 31, 2022, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2023
Allowance for Credit Losses
Ending Balance	$5,941	$317	$973	$5,299	$23	$195	$12,748
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$25	$-	$154	$-	$-	$179
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$22	$-	$-	$-	$22
Ending balance: collectively evaluated for impairment	$5,941	$292	$951	$5,145	$23	$195	$12,547

Loans receivables:
Ending balance	$518,869	$29,681	$38,997	$654,905	$597		$1,243,049
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,338	$300	$-	$1,756	$-		$3,394
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$22	$-	$-		$22
Ending balance: collectively evaluated for impairment	$517,531	$29,381	$38,975	$653,149	$597		$1,239,633

December 31, 2022
Allowance for Loan Losses
Ending Balance	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
Ending balance: individually evaluated for impairment	$-	$29	$33	$107	$-	$-	$169
Ending balance: collectively evaluated for impairment	$5,113	$171	$1,256	$4,853	$13	$874	$12,280

Loans receivables:
Ending balance	$507,300	$16,761	$39,520	$643,975	$782		$1,208,338
Ending balance: individually evaluated for impairment	$1,371	$303	$240	$1,317	$-		$3,231
Ending balance: collectively evaluated for impairment	$505,929	$16,458	$39,280	$642,658	$782		$1,205,107

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. The amendments in the ASU were applied prospectively, and therefore, loan modification and charge off information is provided for only those items occurring after the January 1, 2023 adoption date.

Based on the guidance in ASU 2022-02, a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restricting their loans and the modification to the terms of the loan are more than minor. If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the allowance for credit losses. The Company had no loan modifications to borrowers experiencing financial difficulties in the six months ending June 30, 2023 and there were no modifications to borrowers experiencing financial difficulties that were outstanding at June 30, 2023.

Note 6 – Deposits

The components of deposits at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
	(In Thousands)

Demand, non-interest bearing	$342,765	$381,811
Demand, NOW and money market, interest bearing	245,516	244,629
Savings	560,845	681,394
Time, $250 and over	132,480	82,916
Time, other	223,424	130,357
Total deposits	$1,505,030	$1,521,107

At June 30, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2023 (remainder of the year)	$105,353
2024	222,483
2025	24,895
2026	1,406
2027	996
2028	771
$355,904

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At June 30, 2023, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $773.8 million, of which $726.8 million is available for borrowing at June 30, 2023 due to an outstanding short-term FHLB advance of $46.9 million with an interest rate of 5.485% and maturity date of July 3, 2023, as well as a letter of credit in the amount of $135 thousand. The short-term FHLB advance has since been repaid. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no long-term FHLB advances outstanding as of June 30, 2023. There were no short-term or long-term FHLB advances outstanding as of December 31, 2022. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2023 and December 31, 2022. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at June 30, 2023 and December 31, 2022. Advances from this line are unsecured.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At June 30, 2023, there were 393,998 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended June 30, 2023, there have been 246,115 awards granted. There were no awards granted during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022 there were 13,877 and 10,701 awards granted, respectively. During the three and six months ended June 30, 2023, the Company recognized compensation expense for restricted stock awards of $76 thousand and $415 thousand, respectively. During the three and six months ended June 30, 2022, the Company recognized compensation expense for restricted stock awards of $70 thousand and $362 thousand, respectively.

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three and six months ended June 30, 2023 and 2022. At June 30, 2023, there were no outstanding options.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 24,201 shares have been issued as of June 30, 2023. The Company recognized discount expense in relation to the ESPP of $1 thousand and $2 thousand for the three and six months ended June 30, 2023 and 2022, respectively.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The components of other comprehensive income (loss) both before tax and net of tax are as follows:

	Three Months Ended June 30,
	2023			2022

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(881)	$185	$(696)	$(21,920)	$4,604	$(17,316)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive loss	$(881)	$185	$(696)	$(21,920)	$4,604	$(17,316)

	Six Months Ended June 30,
	2023			2022

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding gains (losses) on securities available for sale	$3,367	$(707)	$2,660	$(52,369)	$10,998	$(41,371)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$3,367	$(707)	$2,660	$(52,369)	$10,998	$(41,371)

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three and six months ended June 30, 2023 and 2022.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive loss net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2023 and 2022	(In Thousands)
Balance March 31, 2023	$(47,751)
Other comprehensive loss before reclassifications	(696)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(696)
Balance June 30, 2023	$(48,447)

Balance March 31, 2022	$(25,249)
Other comprehensive loss before reclassifications	(17,316)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(17,316)
Balance June 30, 2022	$(42,565)

Six Months Ended June 30, 2023 and 2022
Balance January 1, 2023	$(51,107)
Other comprehensive income before reclassifications	2,660
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	2,660
Balance June 30, 2023	$(48,447)

Balance January 1, 2022	$(1,194)
Other comprehensive loss before reclassifications	(41,371)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(41,371)
Balance June 30, 2022	$(42,565)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$3,047	$3,771	$6,834	$7,972

Weighted average shares outstanding	7,601,822	7,552,311	7,596,829	7,549,244
Dilutive effect of potential common shares, stock options	-	18,864	-	18,864
Diluted weighted average common shares outstanding	7,601,822	7,571,175	7,596,829	7,568,108

Basic earnings per share	$0.40	$0.50	$0.90	$1.06
Diluted earnings per share	$0.40	$0.50	$0.90	$1.05

There were no stock options not considered in computing diluted earnings per common share for the three and six months ended June 30, 2023 and June 30, 2022.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2023 and December 31, 2022, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$19,250	$-	$19,250
U.S. Government agency obligations	-	33,201	-	33,201
Municipal bonds	-	59,505	-	59,505
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	434	-	434
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	202,849	-	202,849
June 30, 2023 Securities available for sale	$-	$315,239	$-	$315,239

U.S. Treasury securities	$-	$16,771	$-	$16,771
U.S. Government agency obligations	-	32,551	-	32,551
Municipal bonds	-	58,617	-	58,617
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	434	-	434
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	208,619	-	208,619
December 31, 2022 Securities available for sale	$-	$316,992	$-	$316,992

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
June 30, 2023 Loans individually evaluated for credit losses	$-	$-	$594	$594
December 31, 2022 Impaired loans	$-	$-	$868	$868

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

proceeds. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

At June 30, 2023, of the loans individually evaluated for credit losses having an aggregate balance of $3.4 million, $2.6 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $795 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $201 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2023 and December 31, 2022, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2023:
Loans individually evaluated for credit losses	$594	Appraisal of real estate collateral and pending	Appraisal adjustments (1)	0% to -25% (-24.8%)
		agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.5%)
December 31, 2022:
Impaired loans	$868	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-25.0%)
		pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2023 and December 31, 2022:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
June 30, 2023:
Financial assets:
Cash and cash equivalents	$74,740	$74,740	$74,740	$-	$-
Securities available-for-sale	315,239	315,239	-	315,239	-
Loans receivable, net of allowance	1,230,694	1,126,329	-	-	1,126,329
Paycheck Protection Program loans receivable	6	5	-	-	5
Restricted investments in bank stock	2,933	2,933	-	2,933	-
Accrued interest receivable	2,858	2,858	-	2,858	-
Financial liabilities:
Deposits	1,505,030	1,498,763	-	1,498,763	-
Securities sold under agreements to
repurchase and federal funds purchased	10,517	10,517	-	10,517	-
Short-term borrowings	46,875	46,876	-	46,876	-
Accrued interest payable	4,809	4,809	-	4,809	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2022:
Financial assets:
Cash and cash equivalents	$67,295	$67,295	$67,295	$-	$-
Securities available-for-sale	316,992	316,992	-	316,992	-
Loans receivable, net of allowance	1,196,164	1,163,947	-	-	1,163,947
Paycheck Protection Program loans receivable	286	255	-	-	255
Restricted investments in bank stock	995	995	-	995	-
Accrued interest receivable	2,926	2,926	-	2,926	-
Financial liabilities:
Deposits	1,521,107	1,516,911	-	1,516,911	-
Securities sold under agreements to
repurchase and federal funds purchased	13,384	13,384	-	13,384	-
Accrued interest payable	986	986	-	986	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

At June 30, 2023, the Company continued to be in a strong financial and operational condition. The Bank’s June 30, 2023 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at June 30, 2023 was 0.02% and the ratio of non-performing assets to total assets was 0.02%. The Company had its last Community Reinvestment Act (“CRA”) examination in 2022 and received a “satisfactory” rating.

The Company’s assets increased by $41.6 million from $1.64 billion at December 31, 2022 to $1.68 billion at June 30, 2023. The increase was due to a $7.4 million increase in cash and cash equivalents, an increase of $34.5 million in net loans receivable (excluding PPP loans), offset by a decrease of $1.8 million in securities available for sale. The increase in cash and cash equivalents was primarily due to the increase in short term borrowings of $46.9 million and due to $10.3 million in principal pay downs on mortgage-backed securities and maturities within the securities available for sale portfolio, offset by a decrease of $16.1 million in deposits, the purchases of available for sale securities of $4.9 million, net loan growth (excluding PPP), and a decrease in securities sold under agreement to repurchase. The $1.8 million decrease in securities was net of a decrease in unrealized losses of $3.4 million. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in response to economic conditions since purchase and not due to credit quality of the investment portfolio. The Company's deposits decreased by $16.1 million from $1.52 billion at December 31, 2022 to $1.51 billion at June 30, 2023. The decrease in deposits was due to a $39.0 million decrease in non-interest bearing deposits, offset by an increase of $23.0 million in interest bearing deposits. The shift out of non-interest bearing deposits and savings into time deposits is primarily due to time deposits currently yielding higher rates due to the current rate environment. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the Company’s success to attract new deposit relationships is the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company continues to gain new deposit opportunities created by recent merger announcements, name changes, and competitive branch hour adjustments and/or closures in the Company’s market area, attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable (excluding PPP loans) increased by $34.5 million to $1.23 billion at June 30, 2023, as compared to $1.20 billion at December 31, 2022. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor interest rate exposure of its interest-bearing assets and liabilities and believes that it is well positioned for any anticipated future market rate adjustments. See expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended June 30, 2023 was $3.0 million compared to net income for the three months ended June 30, 2022 of $3.8 million, a decrease of $724 thousand, or 19.2%. Basic and diluted earnings per share decreased to $0.40 for the three months ended June 30, 2023, as compared to $0.50 for the three months ended June 30, 2022. The difference in net income for the three months ended June 30, 2023 and June 30, 2022 resulted primarily from an increase in interest expense of $3.3 million, or 367.0%, due to the rising rate environment, and an increase in non-interest expenses; offset by an increase in interest income, an increase in non-interest income, and a decrease in the provision for credit losses.

Net income for the six months ended June 30, 2023 was $6.8 million compared to net income for the six months ended June 30, 2022 of $8.0 million, a decrease of $1.1 million, or 14.3%. Basic earnings per share decreased to $0.90 for the six months ended June 30, 2023, as compared to $1.06 for the six months ended June 30, 2022. Diluted earnings per share decreased to $0.90 for the six months ended June 30, 2023, as compared to $1.05 for the six months ended June 30, 2022. The difference in net income for the six months ended June 30, 2023 and June 30, 2022 resulted primarily from an increase in interest expense of $5.2 million, or 293.4%, due to the rising rate environment, and an increase in non-interest expenses; offset by an increase in interest income, an increase in non-interest income, and a decrease in the provision for credit losses.

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

Total interest income for the three months ended June 30, 2023 increased $2.0 million to $14.2 million, as compared to $12.2 million for the three months ended June 30, 2022. Average earning assets were $1.57 billion for the three months ended June 30, 2023 as compared to $1.59 billion for the three months ended June 30, 2022. The tax equivalent yield on average earning assets was 3.64% for the second quarter of 2023 compared to 3.11% for the second quarter of 2022.

Total interest expense for the three months ended June 30, 2023 increased $3.3 million to $4.1 million, as compared to $888 thousand for the three months ended June 30, 2022. Average interest bearing liabilities were $1.17 billion for the three months ended June 30, 2023 as compared to $1.18 billion for the three months ended June 30, 2022. The yield on average interest bearing liabilities was 1.43% and 0.30% for the second quarter of 2023 and 2022, respectively.

Net interest income for the three months ended June 30, 2023 was $10.0 million, compared to $11.3 million for the three months ended June 30, 2022. The decrease in net interest income is, in part, the result of a decrease in the interest and fee income from PPP loans, a decrease in the balances of taxable and non-taxable investments, a decrease in the balance of interest bearing deposits with banks and fed funds sold, an increase in the balance of certificates of deposit, along with an increase in the rates of interest bearing demand deposits, NOW, money market, savings, certificates of deposit, and securities under agreements to repurchase. The decrease in net interest income was offset by an increase in the balances of taxable and non-taxable loans, along with an increase in the rate of taxable and non-taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks. Also, offsetting the decrease in net interest income was a decrease in the balance of interest bearing demand deposits, NOW, money markets, and savings. The Company’s net interest margin is 2.55% on a US GAAP basis and 2.59% on a tax equivalent (non-US GAAP) basis for the three months ended June 30, 2023, as compared to 2.86% on a US GAAP basis and 2.88% on a tax equivalent (non-US GAAP) basis for the three months ended June 30, 2022.

Total interest income for the six months ended June 30, 2023 increased $4.1 million to $27.9 million, as compared to $23.8 million for the six months ended June 30, 2022. Average earning assets were $1.57 billion for the six months ended June 30, 2023 as compared to $1.59 billion for the six months ended June 30, 2022. The tax equivalent yield on average earning assets was 3.61% for six months ended June 30, 2023 compared to 3.05% for six months ended June 30, 2022.

Total interest expense for the six months ended June 30, 2023 increased $5.2 million to $7.0 million, as compared to $1.8 million for the six months ended June 30, 2022. Average interest bearing liabilities were $1.16 billion for the six months ended June 30, 2023 as compared to $1.18 billion for the six months ended June 30, 2022. The yield on average interest bearing liabilities was 1.22% and 0.31% for the six months ended June 30, 2023 and 2022, respectively.

Net interest income for the six months ended June 30, 2023 was $20.9 million, compared to $22.0 million for the six months ended June 30, 2022. The decrease in net interest income is, in part, the result of a decrease in the interest and fee income from PPP loans, a decrease in the balances of taxable and non-taxable investments, a decrease in the balance of interest bearing deposits with banks and fed funds sold, an increase in the balance of certificates of deposit, along with an increase in the rates of interest bearing demand deposits, NOW, money market, savings, and certificates of deposit. The decrease in net interest income was offset by an increase in the balances of taxable and non-taxable loans, along with an increase in the rate of taxable and non-taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks. Also, offsetting the decrease in net interest income was a decrease in the balance of interest bearing demand deposits, NOW, money markets, savings, and long term FHLB borrowings. The Company’s net interest margin is 2.68% on a US GAAP basis and 2.71% on a tax equivalent (non-US GAAP) basis for the six months ended June 30, 2023, as compared to 2.80% on a US GAAP basis and 2.82% on a tax equivalent (non-US GAAP) basis for the six months ended June 30, 2022.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2023 and 2022, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2023			2022
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,209,493	$11,806	3.92%	$1,130,012	$10,119	3.59%
Loans - Paycheck Protection Program	58	-	0.00%	2,041	7	1.38%
Loans - non-taxable (1)	19,216	158	4.17%	6,052	46	3.86%
Investment securities - taxable	276,516	1,559	2.26%	297,142	1,502	2.03%
Investment securities - non-taxable (1)	41,169	305	3.76%	42,913	302	3.57%
Federal funds sold	993	12	4.85%	1,000	2	0.80%
Interest bearing deposits with banks	24,508	317	5.19%	106,893	216	0.81%
TOTAL INTEREST EARNING ASSETS	1,571,953	14,157	3.64%	1,586,053	12,194	3.11%
Less allowance for credit losses	(12,639)			(11,681)
Other assets	74,771			71,448
TOTAL ASSETS	$1,634,085			$1,645,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$239,296	$357	0.60%	$251,685	$40	0.06%
Savings	578,072	749	0.52%	769,814	536	0.28%
Certificates of deposit	335,748	2,948	3.52%	143,393	310	0.87%
Securities sold under agreements to repurchase and other borrowings	13,170	93	2.83%	13,091	2	0.06%
TOTAL INTEREST BEARING LIABILITIES	1,166,286	4,147	1.43%	1,177,983	888	0.30%

Non-interest bearing demand deposits	350,322			351,099
Other liabilities	20,703			17,885
Stockholders' equity	96,774			98,853
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,634,085			$1,645,820

Net interest income		$10,010			$11,306
Tax equivalent adjustments
Loans		42			12
Investments		81			80
Total tax equivalent adjustments		123			92
Net interest income on a tax equivalent basis		$10,133			$11,398
Net interest spread (US GAAP basis)			2.19%			2.78%
Net interest margin (US GAAP basis)			2.55%			2.86%
Net interest spread (non-US GAAP basis) (3)			2.21%			2.81%
Net interest margin (non-US GAAP basis) (3)			2.59%			2.88%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2023 and 2022, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2023 and 2022, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2023			2022

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,200,580	$23,081	3.88%	$1,114,846	$19,852	3.59%
Loans - Paycheck Protection Program	171	1	1.18%	3,193	181	11.43%
Loans - non-taxable (1)	17,403	285	4.18%	6,083	92	3.86%
Investment securities - taxable	277,891	3,102	2.25%	295,718	2,793	1.90%
Investment securities - non-taxable (1)	41,222	610	3.78%	43,311	584	3.44%
Federal funds sold	997	24	4.85%	1,000	2	0.40%
Interest bearing deposits with banks	32,189	775	4.86%	122,154	279	0.46%
TOTAL INTEREST EARNING ASSETS	1,570,453	27,878	3.61%	1,586,305	23,783	3.05%
Less allowance for credit losses	(12,638)			(11,583)
Other assets	74,455			67,876
TOTAL ASSETS	$1,632,270			$1,642,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$236,638	$528	0.45%	$247,729	$74	0.06%
Savings	610,638	1,458	0.48%	761,345	1,051	0.28%
Certificates of deposit	301,594	4,882	3.26%	148,500	636	0.86%
Securities sold under agreements to repurchase and other borrowings	13,252	150	2.28%	17,699	23	0.26%
TOTAL INTEREST BEARING LIABILITIES	1,162,122	7,018	1.22%	1,175,273	1,784	0.31%

Non-interest bearing demand deposits	355,569			341,209
Other liabilities	19,320			17,754
Stockholders' equity	95,259			108,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,632,270			$1,642,598

Net interest income		$20,860			$21,999
Tax equivalent adjustments
Loans		76			24
Investments		162			155
Total tax equivalent adjustments		238			179
Net interest income on a tax equivalent basis		$21,098			$22,178
Net interest spread (US GAAP basis)			2.37%			2.73%
Net interest margin (US GAAP basis)			2.68%			2.80%
Net interest spread (non-US GAAP basis) (3)			2.39%			2.74%
Net interest margin (non-US GAAP basis) (3)			2.71%			2.82%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2023 and 2022, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2023 and 2022, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	compared to June 30, 2022			compared to June 30, 2022
	(In Thousands)
	Due to change in:			Due to change in:
	Total			Total
	Change	Volume	Rate	Change	Volume	Rate

Interest-earning assets:
Loans - taxable	$1,687	$712	$975	$3,229	$1,527	$1,702
Loans - Paycheck Protection Program	(7)	(7)	-	(180)	(171)	(9)
Loans - non-taxable	112	100	12	193	171	22
Investment securities - taxable	57	(104)	161	309	(169)	478
Investment securities - non-taxable	3	(12)	15	26	(28)	54
Federal funds sold	10	-	10	22	-	22
Interest bearing deposits with banks	101	(167)	268	496	(205)	701
Total net change in income on
interest-earning assets	1,963	522	1,441	4,095	1,125	2,970

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	317	(2)	319	454	(3)	457
Savings	213	(134)	347	407	(208)	615
Certificates of deposit	2,638	416	2,222	4,246	656	3,590
Total deposits	3,168	280	2,888	5,107	445	4,662
Securities sold under agreements to
repurchase and other borrowings	91	-	91	127	(6)	133
Total net change in expense on
interest-bearing liabilities	3,259	280	2,979	5,234	439	4,795
Change in net interest income	$(1,296)	$242	$(1,538)	$(1,139)	$686	$(1,825)

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

For additional information on ASU 2016-13, see Note 2 “Summary of Significant Accounting Policies.”

For the three months ended June 30, 2023 the provisions for credit losses was $110 thousand, compared to $350 thousand for the three months ended June 30, 2022. In the three months ended June 30, 2023 and June 30, 2022, there were no charge-offs and $1 thousand in recoveries. For the six months ended June 30, 2023 the provisions for credit losses was $110 thousand, compared to $350 thousand for the six months ended June 30, 2022. In the six months ended June 30, 2023 there were no charge-offs and $1 thousand in recoveries, compared to no charge-offs and $2 thousand in recoveries for the six months ended and June 30, 2022. The provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its June 30, 2023 allowance for credit loss levels. The allowance for credit losses is $12.7 million as of June 30, 2023, which is 1.03% of total loans receivable, compared to $11.8 million or 1.03% of total loans receivable as of June 30, 2022. At December 31, 2022, the allowance for loan losses was $12.4 million, which represented 1.03% of total loans receivable. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable (excluding PPP loans) portfolio:

3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In Thousands)
Loans receivable at end of period	$1,243,049	$1,146,307	$1,243,049	$1,146,307
Allowance for credit losses:
Balance, beginning	$12,637	$11,485	$12,449	$11,484
Cumulative effect of change in accounting principle	-	-	188	-
Provision for credit losses	110	350	110	350
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total loans charged off	-	-	-	-
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	1	1	1	2
Consumer	-	-	-	-
Total recoveries	1	1	1	2
Net recoveries (charge offs)	1	1	1	2
Balance at end of period	$12,748	$11,836	$12,748	$11,836
Allowance for credit losses to loans receivable at end of period	1.03%	1.03%	1.03%	1.03%

Non-interest Income

Total non-interest income was $675 thousand for the three months ended June 30, 2023 compared to $326 thousand for the same period in 2022. The increase is, in part, attributable to an increase in bank owned life insurance of $331 thousand primarily due to an increase in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets. Also, contributing to the increase in non-interest income is an increase of $15 thousand in other service fees due, in part, to an expanding customer base, overdraft fees, and early withdrawal time deposit penalties.

Total non-interest income was $1.3 million for the six months ended June 30, 2023 compared to $1.1 million for the same period in 2022. The increase is, in part, attributable to an increase in bank owned life insurance of $162 thousand primarily due to an increase in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets, offset by death benefit proceeds during the six months ended June 30, 2022. Also, contributing to the increase in non-interest income is an increase of $16 thousand in debit card interchange fees and an increase of $56 thousand in other service fees due, in part, to an expanding customer base, overdraft fees, and early withdrawal time deposit penalties.

Non-interest Expense

Non-interest expenses increased $314 thousand from $6.5 million for the three months ended June 30, 2022 to $6.9 million for the three months ended June 30, 2023. The increase in non-interest expenses is, in part, attributable to a $263 thousand increase in salaries and employee benefits due to annual increases in salaries and benefits, increase in retirement contributions, increase in employee taxes, increase in health insurance cost, and an increase in stock grant expense, offset by a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $21 thousand in occupancy and equipment, an increase of $75 thousand in advertising and promotion expense, an increase of $30 thousand in professional fees, and an increase of $98 thousand in FDIC insurance. These increases in non-interest expenses were offset, in part, by a $139 thousand decrease in data processing due to switching to a new online platform provider and a decrease in data communication costs, offset by an increase in escrow management services due to the implementation costs of transitioning to a new vendor. Additional decreases in non-interest expenses were due to a decrease of $32 thousand in other expenses due to a decrease in telephone expenses, a decrease in correspondent bank fees, a decrease in copier expense, and a decrease in bank shares tax, offset by an increase in debit card production expense, and an increase in wire fraud. The Company’s efficiency ratio, a non-GAAP measure, was 64.2% and 56.3% for the three months ending June 30, 2023 and 2022, respectively.

Non-interest expenses increased $866 thousand from $12.9 million for the six months ended June 30, 2022 to $13.7 million for the six months ended June 30, 2023. The increase in non-interest expenses is, in part, attributable to a $733 thousand increase in salaries and employee benefits due to annual increases in salaries and benefits, increase in retirement contributions, increase in employee taxes, increase in health insurance cost, and an increase in stock grant expense, offset by a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $47 thousand in occupancy and equipment, an increase of $216 thousand in advertising and promotion expense, an increase of $59 thousand in professional fees, and an increase of $146 thousand in FDIC insurance. These increases in non-interest expenses were offset, in part, by a $208 thousand decrease in data processing due to switching to a new online platform provider and a decrease in data communication costs, offset by an increase in escrow management services due to the implementation costs of transitioning to a new vendor. Additional decreases in non-interest expenses were due to a decrease of $102 thousand in other expenses due to a decrease in telephone expenses, a decrease in correspondent bank fees, a decrease in key man life insurance expense, and a decrease in bank shares tax, offset by an increase in other operating expenses, an increase in debit card production expense, an increase in debit card losses, and an increase in wire fraud. The Company’s efficiency ratio, a non-GAAP measure, was 61.9% and 55.7% for the six months ending June 30, 2023 and 2022, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2023 totaled $666 thousand, or 17.9% of income before taxes, compared to income taxes for the three months ended June 30, 2022 totaling $963 thousand, or 20.3% of income before taxes. The decrease in the tax rate is, in part, the result of an increase in income on bank owned life insurance and the result of the change in the mix of taxable and tax free loans and investments.

The provision for income taxes for the six months ended June 30, 2023 totaled $1.5 million, or 18.2% of income before taxes, compared to income taxes for the six months ended June 30, 2022 totaling $1.9 million, or 19.3% of income before taxes. The decrease in the tax rate is, in part, the result of an increase in income on bank owned life insurance and the result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of June 30, 2023. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates. Selling of securities would not be a primary source of short term liquidity needs given the unrealized losses currently in the portfolio.

Total securities at June 30, 2023 were $315.2 million compared to $317.0 million at December 31, 2022. The decrease in the investment portfolio resulted from principal pay downs on mortgage-backed securities, the maturity of one (1) taxable municipal bond, and the maturity of two (2) Treasury bonds totaling $10.3 million; offset by the purchase of four (4) Treasury bonds totaling $4.9 million and a decrease in unrealized losses of $3.4 million. The carrying value of the securities portfolio as of June 30, 2023 includes a net unrealized loss of $61.3 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $64.7 million at December 31, 2022. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since purchase. No securities are deemed to be other than temporarily impaired and the Company has the intent and ability to hold the securities until maturity or market price recovery. The effective duration of the securities portfolio decreased from 6.30 years at December 31, 2022 to 6.04 years at June 30, 2023.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (excluding PPP loans) increased by $34.5 million to $1.23 billion at June 30, 2023 from $1.20 billion at December 31, 2022. The gross loan-to-deposit ratio increased to 83% at June 30, 2023, as compared to 79% at December 31, 2022. The Company’s loan portfolio at June 30, 2023 was comprised of residential real estate and consumer loans of $655.5 million, an increase of $10.7 million from December 31, 2022, and commercial loans of $587.5 million, an increase of $24.0 million from December 31, 2022. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. The Company was a participant in the SBA PPP to support the needs of its small business clients. PPP loans receivable at June 30, 2023 and December 31, 2022 was $6 thousand and $286 thousand, respectively.

Credit Risk and Loan Quality

The Company’s allowance for credit losses increased $299 thousand to $12.7 million at June 30, 2023, compared to $12.4 million at December 31, 2022. At June 30, 2023 and December 31, 2022, the allowance for credit losses represented 1.03% of total loans receivable. The Company’s non-performing loans to total loans receivable were 0.02% at June 30, 2023, compared to 0.20% at June 30, 2022 and December 31, 2022. At June 30, 2023, approximately 94% of the Company’s loan portfolio is collateralized by real estate. The Company adopted the Current Expected Credit Losses (“CECL”) FASB accounting standard on January 1, 2023. The cumulative effect from the adoption of CECL accounting standard was a $188 thousand increase to the allowance for credit losses. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for credit losses as new information becomes available.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings for periods prior to January 1, 2023, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.

The details for non-performing loans are included in the following table:

	June 30,	December 31,	June 30,
	2023	2022	2022

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	300	192	11
Restructured loans, accruing interest and less than 90 days past due	-	2,182	2,231
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	300	2,374	2,242
Foreclosed assets	-	-	-
Total nonperforming assets	$300	$2,374	$2,242
Nonperforming loans to total loans (excluding PPP loans)	0.02%	0.20%	0.20%
Nonperforming assets to total assets	0.02%	0.14%	0.14%
Non-accrual loans to total loans (excluding PPP loans)	0.02%	0.02%	0.00%
Allowance to non-accrual loans	4,249.33%	6,483.85%	107,600.00%
Net charge-offs (recoveries) to average loans (excluding PPP loans)	0.00%	0.00%	0.00%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $7 thousand from December 31, 2022 to June 30, 2023. This decrease is due to depreciation on existing premises and equipment, offset by new purchases.

Deposits

Total deposits at June 30, 2023 decreased by $16.1 million to $1.51 billion from $1.52 billion at December 31, 2022. The decrease in the Company’s deposits was due to a decrease of $38.2 million in demand, NOW and money market deposits and a $120.5 million decrease in savings deposits; offset by an increase of $142.6 million in time deposits. The shift from savings and demand deposits to time deposits is primarily due to higher yielding rates on time deposits, due to the current rate environment. Included in the above mentioned decrease was a $9.2 million decrease in non-interest bearing demand personal deposits and a $29.8 million decrease in non-interest bearing demand business deposits. Included in total deposits at June 30, 2023 were personal deposits of $1.09 billion, business deposits of $305.0 million, and municipal deposits of $105.4 million. Included in total deposits at December 31, 2022 were personal deposits of $1.09 billion, business deposits of $324.1 million, and municipal deposits of $102.6 million. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at June 30, 2023 and December 31, 2022 was $493.9 million and $578.8 million, respectively.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $74.7 million at June 30, 2023, compared to $67.3 million at December 31, 2022.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. Selling of securities would not be a primary source of short term liquidity needs given the unrealized losses currently in the portfolio. At June 30, 2023, the Company had $315.2 million of available for sale securities. Securities with carrying values of approximately $145.1 million and $147.2 million at June 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At June 30, 2023, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $773.8 million, of which $726.8 million is available for borrowing at June 30, 2023 due to an outstanding short-term FHLB advance of $46.9 million with an interest rate of 5.485% and maturity date of July 3, 2023, as well as letter of credit in the amount of $135 thousand. The short-term FHLB borrowing has since been repaid. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no long-term FHLB advances outstanding as of June 30, 2023. There were no short-term or long-term FHLB advances outstanding as of December 31, 2022. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2023 and December 31, 2022. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at June 30, 2023 and December 31, 2022. Advances from this line are unsecured.

The Bank is a member of the Certificate of Deposit Account Registry Services (CDARS) program offered by Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250 thousand that are placed in the program. The Bank also has available the Insured Cash Sweep (ICS) program, another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity similar to a money market or savings account. The Bank also has access to other brokered deposits as a source of liquidity.

Because of the composition of the Company’s balance sheet, its strong capital base, ability to attract new deposit relationships, access to brokered deposits, and borrowing capacity, the Company believes that it remains well positioned with respect to liquidity. While it is desirable to be liquid, it has the effect of a lower interest margin. The majority of the Company’s funds are invested in loans; however, a portion is invested in investment securities that generally carry a lower yield. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $172.1 million and $189.2 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the Company h.ad letters of credit outstanding of $9.2 million and $9.1 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $95.0 million as of June 30, 2023, representing a net increase of $6.8 million from December 31, 2022. The increase in capital was primarily the result of net income of $6.8 million, an increase in common stock of $16 thousand, an increase in surplus of $434 thousand due to employee stock purchases and stock grants with compensation expense, and a decrease of $2.7 million in accumulated other comprehensive loss, offset by a decrease in retained earnings of $148 thousand from the cumulative effect of the adoption of the CECL accounting principle and a decrease in retained earnings from dividends declared of $3.0 million. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $12.50 and $11.64 at June 30, 2023 and December 31, 2022, respectively. The Company’s tangible book value per share not including accumulated other comprehensive loss in the total stockholders’ equity numerator (a non-GAAP measure) was $18.87 and $18.37 at June 30, 2023 and December 31, 2022, respectively. The Company believes this non-GAAP measurement enhances the overall understanding of Company performance and increases comparability of period to period results, but should not be viewed as a substitute for the measure as determined in accordance with GAAP or an inference that future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table presents the computation of this non-GAAP based measure shown together with its most directly comparable GAAP measure:

	June 30, 2023	December 31, 2022
	(Dollars In Thousands Except Per Share Data)
Tangible Book Value Per Share
Total stockholders' equity	$95,031	$88,276
Addback: accumulated other comprehensive loss ("AOCL")	48,447	51,107
Total stockholders' equity not included AOCL (non-GAAP)	$143,478	$139,383

Common stock shares outstanding	7,603,164	7,586,991
Book value per share (most directly comparable GAAP based measure)	$12.50	$11.64
AOCL per share	6.37	6.74
Book value per share not including AOCL (non-GAAP)	$18.87	$18.38

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of June 30, 2023, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2023	December 31, 2022

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$143,301	$139,175
Tier 2, allowable portion of allowance for credit losses	12,748	12,449
Total capital	$156,049	$151,624

Common equity tier 1 capital ratio	12.8%	12.9%
Tier 1 risk based capital ratio	12.8%	12.9%
Total risk based capital ratio	13.9%	14.1%
Tier 1 leverage ratio	8.5%	8.3%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2023	December 31, 2022

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$143,478	$139,383
Tier 2, allowable portion of allowance for credit losses	12,748	12,449
Total capital	$156,226	$151,832

Common equity tier 1 capital ratio	12.8%	12.9%
Tier 1 risk based capital ratio	12.8%	12.9%
Total risk based capital ratio	13.9%	14.1%
Tier 1 leverage ratio	8.5%	8.3%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at June 30, 2023. For income simulation purposes, personal and business savings accounts reprice every three months, personal and business NOW accounts reprice every four months and personal and business money market accounts reprice every two months. Management reviews all assumptions on a periodic basis, adjusts assumptions and deposit betas as necessary, and believes current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	0.7%
Down 200 basis points	0.5%

Up 100 basis points	-0.9%
Up 200 basis points	-2.0%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Effective January 1, 2023, the Company adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Except for this change related to CECL adoption, there were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2023, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 11, 2023	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 11, 2023	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer