Form 10-Q
period 2023-09-30
Embassy Bancorp, Inc.
filed 2023-11-13
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 3, 2023	($1.00 Par Value)	7,604,191
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	September 30,	December 31,
ASSETS	2023	2022

	(In Thousands, Except Share Data)
Cash and due from banks	$15,754	$21,927
Interest bearing demand deposits with banks	61,491	44,368
Federal funds sold	417	1,000
Cash and Cash Equivalents	77,662	67,295
Securities available for sale	295,022	316,992
Restricted investment in bank stock	4,360	995
Loans receivable, net of allowance for credit losses of $12,449 in 2023; $12,449 in 2022	1,237,310	1,196,164
Paycheck Protection Program loans receivable	4	286
Premises and equipment, net of accumulated depreciation	3,779	3,843
Bank owned life insurance	26,065	25,603
Accrued interest receivable	3,257	2,926
Other assets	28,521	26,123
Total Assets	$1,675,980	$1,640,227
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$320,679	$381,811
Interest bearing	1,151,580	1,139,296
Total Deposits	1,472,259	1,521,107
Securities sold under agreements to repurchase	11,340	13,384
Short-term borrowings	82,542	-
Accrued interest payable	7,332	986
Other liabilities	16,889	16,474
Total Liabilities	1,590,362	1,551,951
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2023 issued 7,756,985 shares; outstanding 7,604,191 shares;
2022 issued 7,739,785 shares; outstanding 7,586,991 shares;	7,757	7,740
Surplus	28,153	27,627
Retained earnings	113,198	106,551
Accumulated other comprehensive loss	(60,955)	(51,107)
Treasury stock, at cost: 152,794 shares at September 30, 2023 and
December 31, 2022, respectively	(2,535)	(2,535)
Total Stockholders' Equity	85,618	88,276
Total Liabilities and Stockholders' Equity	$1,675,980	$1,640,227

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$12,523	$10,723	$35,889	$30,667
Paycheck Protection Program loans, including fees	-	2	1	183
Securities, taxable	1,548	1,571	4,650	4,364
Securities, non-taxable	305	307	915	891
Short-term investments, including federal funds sold	137	398	936	679
Total Interest Income	14,513	13,001	42,391	36,784
INTEREST EXPENSE
Deposits	4,956	905	11,824	2,666
Securities sold under agreements to repurchase and federal
funds purchased	66	5	209	9
Short-term borrowings	91	-	98	-
Long-term borrowings	-	-	-	19
Total Interest Expense	5,113	910	12,131	2,694
Net Interest Income	9,400	12,091	30,260	34,090
(CREDIT) PROVISION FOR CREDIT LOSSES	(300)	275	(190)	625
Net Interest Income after (Credit) Provision for Credit Losses	9,700	11,816	30,450	33,465
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	91	88	273	267
Debit card interchange fees	222	221	671	654
Other service fees	158	157	468	411
Bank owned life insurance	99	117	491	347
Total Other Non-Interest Income	570	583	1,903	1,679
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,487	3,376	10,805	9,961
Occupancy and equipment	979	930	2,915	2,819
Data processing	694	828	2,224	2,566
Advertising and promotion	257	243	824	594
Professional fees	310	250	809	690
FDIC insurance	192	116	569	347
Loan & real estate	58	46	155	166
Charitable contributions	208	209	721	724
Other	416	494	1,309	1,489
Total Other Non-Interest Expenses	6,601	6,492	20,331	19,356

Income Before Income Taxes	3,669	5,907	12,022	15,788
INCOME TAX EXPENSE	667	1,158	2,186	3,067
Net Income	$3,002	$4,749	$9,836	$12,721

BASIC EARNINGS PER SHARE	$0.39	$0.63	$1.29	$1.68

DILUTED EARNINGS PER SHARE	$0.39	$0.63	$1.29	$1.68

DIVIDENDS PER SHARE	$-	$-	$0.40	$0.35

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,
	2023		2022

	(In Thousands)
Net Income		$3,002		$4,749
Change in Accumulated Other Comprehensive Loss:
Unrealized holding loss on securities available for sale	(15,833)		(19,911)
Less: reclassification adjustment for realized gains	-		-
	(15,833)		(19,911)
Income tax effect	3,325		4,181
Net unrealized loss	(12,508)		(15,730)
Other comprehensive loss, net of tax		(12,508)		(15,730)
Comprehensive Loss		$(9,506)		$(10,981)

	Nine Months Ended September 30,
	2023		2022

	(In Thousands)

Net Income		$9,836		$12,721
Change in Accumulated Other Comprehensive Loss:
Unrealized holding loss on securities available for sale	(12,466)		(72,280)
Less: reclassification adjustment for realized gains	-		-
	(12,466)		(72,280)
Income tax effect	2,618		15,179
Net unrealized loss	(9,848)		(57,101)
Other comprehensive loss, net of tax		(9,848)		(57,101)
Comprehensive Loss		$(12)		$(44,380)

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2022	$7,740	$27,627	$106,551	$(51,107)	$(2,535)	$88,276
Net income	-	-	3,787	-	-	3,787
Other comprehensive income, net of tax	-	-	-	3,356	-	3,356
Common stock grants to directors, 13,877 shares	14	243	-	-	-	257
Compensation expense recognized on stock grants, net of unearned compensation expense of $560	-	82	-	-	-	82
Shares issued under employee stock purchase plan, 939 shares	1	15	-	-	-	16
Cumulative effect from change in accounting principle - CECL	-	-	(148)	-	-	(148)
BALANCE - MARCH 31, 2023	$7,755	$27,967	$110,190	$(47,751)	$(2,535)	$95,626

Net income	-	-	3,047	-	-	3,047
Other comprehensive loss, net of tax	-	-	-	(696)	-	(696)
Dividend declared, $0.40 per share	-	-	(3,041)	-	-	(3,041)
Compensation expense recognized on stock grants, net of unearned compensation expense of $484	-	76	-	-	-	76
Shares issued under employee stock purchase plan, 1,357 shares	1	18	-	-	-	19
BALANCE - JUNE 30, 2023	$7,756	$28,061	$110,196	$(48,447)	$(2,535)	$95,031

Net income	-	-	3,002	-	-	3,002
Other comprehensive loss, net of tax	-	-	-	(12,508)	-	(12,508)
Compensation expense recognized on stock grants, net of unearned compensation expense of $407	-	77	-	-	-	77
Shares issued under employee stock purchase plan, 1,027 shares	1	15	-	-	-	16
BALANCE - SEPTEMBER 30, 2023	$7,757	$28,153	$113,198	$(60,955)	$(2,535)	$85,618

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515
Net income	-	-	4,201	-	-	4,201
Other comprehensive loss, net of tax	-	-	-	(24,055)	-	(24,055)
Common stock grants to directors, 10,701 shares	10	213	-	-	-	223
Compensation expense recognized on stock grants, net of unearned compensation expense of $649	-	69	-	-	-	69
Shares issued under employee stock purchase plan, 706 shares	1	14	-	-	-	15
Purchase of treasury stock, 883 shares at $20.79 per share	-	-	-	-	(18)	(18)
BALANCE - MARCH 31, 2022	$7,699	$27,259	$95,694	$(25,249)	$(2,453)	$102,950

Net income	-	-	3,771	-	-	3,771
Other comprehensive loss, net of tax	-	-	-	(17,316)	-	(17,316)
Dividend declared, $0.35 per share	-	-	(2,644)	-	-	(2,644)
Compensation expense recognized on stock grants, net of unearned compensation expense of $579	-	70	-	-	-	70
Shares issued under employee stock purchase plan, 958 shares	1	17	-	-	-	18
BALANCE - JUNE 30, 2022	$7,700	$27,346	$96,821	$(42,565)	$(2,453)	$86,849

Net income	-	-	4,749	-	-	4,749
Other comprehensive loss, net of tax	-	-	-	(15,730)	-	(15,730)
Compensation expense recognized on stock grants, net of unearned compensation expense of $509	-	71	-	-	-	71
Shares issued under employee stock purchase plan, 757 shares	1	15	-	-	-	16
BALANCE - SEPTEMBER 30, 2022	$7,701	$27,432	$101,570	$(58,295)	$(2,453)	$75,955

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,836	$12,721
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) Provision for credit losses	(190)	625
Amortization of deferred loan costs	169	141
Accretion of deferred Paycheck Protection Program loan fees	-	(165)
Depreciation	663	666
Net accretion of investment security premiums and discounts	(431)	(285)
Stock compensation expense	492	433
Income on bank owned life insurance	(491)	(347)
Increase in accrued interest receivable	(331)	(184)
Decrease in other assets	260	896
Increase (decrease) in accrued interest payable	6,346	(135)
Increase in other liabilities	415	395
Net Cash Provided by Operating Activities	16,738	14,761
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(4,874)	(93,347)
Maturities, calls and principal repayments of securities available for sale	14,809	19,726
Net increase in loans	(41,313)	(74,027)
Net decrease in Paycheck Protection Program loans	282	8,443
Net (purchase) redemption of restricted investment in bank stock	(3,365)	429
Purchases of premises and equipment	(599)	(668)
Proceeds on bank owned life insurance	29	717
Net Cash Used in Investing Activities	(35,031)	(138,727)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(48,848)	40,042
Net (decrease) increase in securities sold under agreements to repurchase	(2,044)	3,695
Increase in short-term borrowed funds	82,542	-
Repayments of long-term borrowed funds	-	(14,651)
Proceeds from Employee Stock Purchase Plan	51	49
Purchase of treasury stock	-	(18)
Dividends paid	(3,041)	(2,644)
Net Cash Provided by Financing Activities	28,660	26,473
Net Increase (Decrease) in Cash and Cash Equivalents	10,367	(97,493)
CASH AND CASH EQUIVALENTS - BEGINNING	67,295	169,692
CASH AND CASH EQUIVALENTS - ENDING	$77,662	$72,199

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,785	$2,829
Income taxes paid	$3,000	$2,962

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.  The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable US GAAP.  At adoption, the Company increased its allowance for credit losses by $188 thousand, comprised of $113 thousand for loans receivable and $75 thousand for unfunded commitments. Upon adoption the Company recorded a cumulative effect adjustment that reduced stockholders’ equity by $148 thousand, net of tax.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include commercial real estate, commercial construction, commercial, residential real estate and consumer. The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company utilizes the Open Pool method in determining expected future credit losses. This technique considers losses over the full life cycle of loan pools. The loss rate method measures the amount of loan charge–offs, net of recoveries (“credit losses”), recognized over the life of a pool by loan segment and vintage and compares those credit losses to the original loan balance of that pool as of a similar vintage. A vintage is a group of loans originated in the same annual time period. To estimate a CECL loss rate for the pool, management first identifies the credit losses recognized between the pool date and the reporting date for the pool and determines which credit losses were related to loans outstanding at the pool date. The loss rate method then divides the credit losses recognized on loans outstanding as of the pool date by the outstanding loan balance as of the pool date. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data.

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

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments, if required, is included in other liabilities on the Consolidated Balance Sheets and the related credit expense is recorded in other non-interest expense in the consolidated statements of income. There was no allowance required for credit losses on off-balance sheet commitments as of September 30, 2023.

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale (“AFS”) that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company did not record an allowance for AFS securities on January 1, 2023 and year to date September 30, 2023 as the investment portfolio consists primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds and Treasury bonds in which credit risk is deemed minimal. The securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios, as well as the economic conditions at future reporting periods. See Note 3 – Securities Available For Sale.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $2.2 million at September 30, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $1.0 million at September 30, 2023 and is excluded from the estimate of credit losses.

Note 3 – Securities Available For Sale

At September 30, 2023 and December 31, 2022, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2023:
U.S. Treasury securities	$19,811	$-	$(466)	$19,345
U.S. Government agency obligations	34,083	-	(482)	33,601
Municipal bonds	73,644	5	(18,820)	54,829
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	-	(94)	415
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	244,133	-	(57,301)	186,832
Total	$372,180	$5	$(77,163)	$295,022

December 31, 2022:
U.S. Treasury securities	$17,217	$-	$(446)	$16,771
U.S. Government agency obligations	34,069	-	(1,518)	32,551
Municipal bonds	73,958	112	(15,453)	58,617
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	-	(76)	434
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	255,930	2	(47,313)	208,619
Total	$381,684	$114	$(64,806)	$316,992

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities as of September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$41,947	$41,532
Due after one year through five years	14,698	13,968
Due after five years through ten years	5,947	5,310
Due after ten years	64,946	46,965
	127,538	107,775
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	415
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	244,133	186,832
Total	$372,180	$295,022

There were no sales of securities for the three and nine months ended September 30, 2023 and 2022.

Securities with a carrying value of $135.3 million and $147.2 million at September 30, 2023 and December 31, 2022, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2023:	(In Thousands)
U.S. Treasury securities	$4,976	$(4)	$14,369	$(462)	$19,345	$(466)
U.S. Government agency obligations	-	-	33,601	(482)	33,601	(482)
Municipal bonds	9,404	(1,168)	44,224	(17,652)	53,628	(18,820)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	-	-	415	(94)	415	(94)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	104	(1)	186,728	(57,300)	186,832	(57,301)
Total Temporarily Impaired Securities	$14,484	$(1,173)	$279,337	$(75,990)	$293,821	$(77,163)
	.
December 31, 2022:
U.S. Treasury securities	$16,771	$(446)	$-	$-	$16,771	$(446)
U.S. Government agency obligations	-	-	32,551	(1,518)	32,551	(1,518)
Municipal bonds	32,103	(6,308)	22,099	(9,145)	54,202	(15,453)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	434	(76)	-	-	434	(76)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	32,203	(3,166)	176,281	(44,147)	208,484	(47,313)
Total Temporarily Impaired Securities	$81,511	$(9,996)	$230,931	$(54,810)	$312,442	$(64,806)

The Company had two hundred fourteen (214) securities in an unrealized loss position at September 30, 2023 and one hundred ninety-four (194) securities in an unrealized loss position at December 31, 2022. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors and the Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increased market interest rates due to the current economic conditions, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at September 30, 2023.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $4.3 million and $955 thousand as of September 30, 2023 and December 31, 2022, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at September 30, 2023 and December 31, 2022.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2023.

Note 5 – Loans and Credit Quality

The Company has presented Paycheck Protection Program (“PPP”) loans of $4 thousand, representing only one (1) loan, at September 30, 2023 and $286 thousand at December 31, 2022, respectively, separately from loans receivable on the Consolidated Balance Sheets. PPP loans are 100% SBA guaranteed and the Company has determined that no allowance for credit losses is required on PPP loans. All PPP loans are risk rated as pass. PPP loans are excluded in the following composition and credit quality tables.

The following table presents the composition of loans receivable at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023		December 31, 2022
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$519,260	41.57%	$507,300	41.98%
Commercial construction	33,634	2.69%	16,761	1.39%
Commercial	36,921	2.96%	39,520	3.27%
Residential real estate	658,954	52.74%	643,975	53.30%
Consumer	520	0.04%	782	0.06%
Total loans	1,249,289	100.00%	1,208,338	100.00%
Unearned origination fees	470		275
Allowance for credit losses	(12,449)		(12,449)
Net Loans	$1,237,310		$1,196,164

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2023 by year of origination:

	2023	2022	2021	2020	2019	Prior	Revolving	Total

September 30, 2023	(In Thousands)
Commercial
real estate
Pass	$50,555	$142,391	$59,182	$65,124	$27,402	$162,428	$10,907	$517,989
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,271	-	1,271
Total	50,555	142,391	59,182	65,124	27,402	163,699	10,907	519,260

Commercial
construction
Pass	1,927	25,291	5,637	-	451	30	-	33,336
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	243	55	298
Total	1,927	25,291	5,637	-	451	273	55	33,634

Commercial
Pass	1,747	8,137	2,530	3,480	6,087	10,588	4,330	36,899
Special Mention	-	-	-	-	22	-	-	22
Substandard	-	-	-	-	-	-	-	-
Total	1,747	8,137	2,530	3,480	6,109	10,588	4,330	36,921

Residential
real estate
Pass	58,868	96,971	160,991	145,383	46,998	127,023	21,141	657,375
Special Mention	-	-	-	-	-	450	-	450
Substandard	-	-	-	-	176	953	-	1,129
Total	58,868	96,971	160,991	145,383	47,174	128,426	21,141	658,954

Consumer
Pass	95	127	26	1	21	14	236	520
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	95	127	26	1	21	14	236	520
Total
Loans Receivable	$113,192	$272,917	$228,366	$213,988	$81,157	$303,000	$36,669	$1,249,289

The Company had no loans that were charged off during the three and nine months ending September 30, 2023 and therefore no gross charge-off information is presented in the above table.

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

At September 30, 2023, the Company had no foreclosed assets and had one (1) recorded investment in a mortgage loan collateralized by residential real estate property in the process of foreclosure in the amount of $121 thousand. At December 31, 2022, the Company had no foreclosed assets or recorded investment in mortgage loans collateralized by residential real estate property in the process of foreclosure.

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans as of September 30, 2023:

	September 30, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$1,322	$1,563
Commercial construction (1)	55	55
Commercial	-	-
Residential real estate (1)	1,222	1,225
Consumer	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-
Commercial construction (1)	243	243	24
Commercial (2)	22	22	22
Residential real estate (1)	523	523	152
Consumer	-	-	-
Total:
Commercial real estate	$1,322	$1,563	$-
Commercial construction	298	298	24
Commercial	22	22	22
Residential real estate	1,745	1,748	152
Consumer	-	-	-
	$3,387	$3,631	$198

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table, presented under previously applicable US GAAP, summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2022:

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,371	$1,611
Commercial construction	55	55
Commercial	-	-
Residential real estate	768	772
Consumer	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-
Commercial construction	248	248	29
Commercial	240	240	33
Residential real estate	549	549	107
Consumer	-	-	-
Total:
Commercial real estate	$1,371	$1,611	$-
Commercial construction	303	303	29
Commercial	240	240	33
Residential real estate	1,317	1,321	107
Consumer	-	-	-
	$3,231	$3,475	$169

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2023	December 31, 2022

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	297	192
Consumer	-	-
Total	$297	$192

As of September 30, 2023, there were two (2) loans in non-accrual status in the amount of $297 thousand. There was no required related allowance for these collateral dependent non-accrual loans. No interest income was recognized on the $297 thousand in non-accrual loans for the three months ending September 30, 2023 and interest income was recognized of $1 thousand for the nine months ending September 30, 2023.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2023 and December 31, 2022, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

September 30, 2023	(In Thousands)
Commercial real estate	$640	$-	$-	$640	$518,620	$519,260	$-
Commercial construction	-	-	-	-	33,634	33,634	-
Commercial	-	-	-	-	36,921	36,921	-
Residential real estate	175	-	193	368	658,586	658,954	73
Consumer	-	-	-	-	520	520	-
Total	$815	$-	$193	$1,008	$1,248,281	$1,249,289	$73
December 31, 2022
Commercial real estate	$-	$-	$-	$-	$507,300	$507,300	$-
Commercial construction	-	-	-	-	16,761	16,761	-
Commercial	32	-	-	32	39,488	39,520	-
Residential real estate	138	-	192	330	643,645	643,975	-
Consumer	-	-	-	-	782	782	-
Total	$170	$-	$192	$362	$1,207,976	$1,208,338	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and the allowance for loan losses for the three and nine months ended September 30, 2022:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)
Three Months Ending September 30, 2023
Beginning Balance - June 30, 2023	$5,941	$317	$973	$5,299	$23	$195	$12,748
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions (Credit)	(158)	46	(37)	29	3	(183)	(300)
Ending Balance - September 30, 2023	$5,783	$363	$936	$5,329	$26	$12	$12,449

Nine Months Ending September 30, 2023
Beginning Balance - December 31, 2022	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
January 1, 2023 adoption of ASU 2016-13	492	77	(172)	522	19	(750)	188
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	2
Provisions (Credit)	178	86	(181)	(155)	(6)	(112)	(190)
Ending Balance - September 30, 2023	$5,783	$363	$936	$5,329	$26	$12	$12,449

Allowance for loan losses
Three Months Ending September 30, 2022
Beginning Balance - June 30, 2022	$4,815	$106	$1,272	$4,873	$13	$757	$11,836
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	67	-	-	67
Provisions	169	13	23	(6)	1	75	275
Ending Balance - September 30, 2022	$4,984	$119	$1,295	$4,934	$14	$832	$12,178

Nine Months Ending September 30, 2022
Beginning Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	69	-	-	69
Provisions	584	48	(33)	147	-	(121)	625
Ending Balance - September 30, 2022	$4,984	$119	$1,295	$4,934	$14	$832	$12,178

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for credit losses (September 30, 2023) and for loan losses (December 31, 2022) and the related loan portfolio disaggregated based on impairment methodology at September 30, 2023 and December 31, 2022:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
September 30, 2023
Allowance for Credit Losses
Ending Balance	$5,783	$363	$936	$5,329	$26	$12	$12,449
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$24	$-	$152	$-	$-	$176
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$22	$-	$-	$-	$22
Ending balance: collectively evaluated for impairment	$5,783	$339	$914	$5,177	$26	$12	$12,251

Loans receivables:
Ending balance	$519,260	$33,634	$36,921	$658,954	$520		$1,249,289
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,322	$298	$-	$1,745	$-		$3,365
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$22	$-	$-		$22
Ending balance: collectively evaluated for impairment	$517,938	$33,336	$36,899	$657,209	$520		$1,245,902

December 31, 2022
Allowance for Loan Losses
Ending Balance	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
Ending balance: individually evaluated for impairment	$-	$29	$33	$107	$-	$-	$169
Ending balance: collectively evaluated for impairment	$5,113	$171	$1,256	$4,853	$13	$874	$12,280

Loans receivables:
Ending balance	$507,300	$16,761	$39,520	$643,975	$782		$1,208,338
Ending balance: individually evaluated for impairment	$1,371	$303	$240	$1,317	$-		$3,231
Ending balance: collectively evaluated for impairment	$505,929	$16,458	$39,280	$642,658	$782		$1,205,107

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the allowance for credit losses. The Company had no loan modifications to borrowers experiencing financial difficulties in the nine months ending September 30, 2023 and there were no modifications to borrowers experiencing financial difficulties that were outstanding at September 30, 2023.

Note 6 – Deposits

The components of deposits at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
	(In Thousands)

Demand, non-interest bearing	$320,679	$381,811
Demand, NOW and money market, interest bearing	248,728	244,629
Savings	522,523	681,394
Time, $250 and over	134,474	82,916
Time, other	245,855	130,357
Total deposits	$1,472,259	$1,521,107

At September 30, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2023 (remainder of the year)	$65,178
2024	280,454
2025	26,214
2026	6,365
2027	995
2028	1,123
$380,329

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At September 30, 2023, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $785.5 million, of which $702.7 million is available for borrowing at September 30, 2023 due to an outstanding short-term FHLB advance of $82.5 million with an interest rate of 5.722% which matured and was repaid on October 2, 2023, as well as a letter of credit in the amount of $135 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no long-term FHLB advances outstanding as of September 30, 2023. There were no short-term or long-term FHLB advances outstanding as of December 31, 2022. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2023 and December 31, 2022. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at September 30, 2023 and December 31, 2022. Advances from this line are unsecured. Subsequent to September 30, 2023, in October 2023, this $7.5 million revolving line of credit with ACBB was renewed for a period of one year. Under the terms of this renewed facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible ratio drop below 5% and

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

availability would be reduced to $2.0 million should the Company’s net tangible ratio drop below 2%. If the Company’s net tangible ratio drops below 0%, the commitment is canceled.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At September 30, 2023, there were 393,998 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended September 30, 2023, there have been 246,115 awards granted. There were no awards granted during the three months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022 there were 13,877 and 10,701 awards granted, respectively. During the three and nine months ended September 30, 2023, the Company recognized compensation expense for restricted stock awards of $77 thousand and $492 thousand, respectively. During the three and nine months ended September 30, 2022, the Company recognized compensation expense for restricted stock awards of $71 thousand and $433 thousand, respectively.

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three and nine months ended September 30, 2023 and 2022. At September 30, 2023 there were no outstanding options.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 25,230 shares have been issued as of September 30, 2023. The Company recognized discount expense in relation to the ESPP of $1 thousand and $3 thousand for the three and nine months ended September 30, 2023, respectively, and $1 thousand and $2 thousand for the three and nine months ended September 30, 2022, respectively.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The components of other comprehensive loss both before tax and net of tax are as follows:

	Three Months Ended September 30,
	2023			2022

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(15,833)	$3,325	$(12,508)	$(19,911)	$4,181	$(15,730)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive loss	$(15,833)	$3,325	$(12,508)	$(19,911)	$4,181	$(15,730)

	Nine Months Ended September 30,
	2023			2022

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(12,466)	$2,618	$(9,848)	$(72,280)	$15,179	$(57,101)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive loss	$(12,466)	$2,618	$(9,848)	$(72,280)	$15,179	$(57,101)

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three and nine months ended September 30, 2023 and 2022.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2023 and 2022	(In Thousands)
Balance June 30, 2023	$(48,447)
Other comprehensive loss before reclassifications	(12,508)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(12,508)
Balance September 30, 2023	$(60,955)

Balance June 30, 2022	$(42,565)
Other comprehensive loss before reclassifications	(15,730)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(15,730)
Balance September 30, 2022	$(58,295)

Nine Months Ended September 30, 2023 and 2022
Balance January 1, 2023	$(51,107)
Other comprehensive loss before reclassifications	(9,848)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(9,848)
Balance September 30, 2023	$(60,955)

Balance January 1, 2022	$(1,194)
Other comprehensive loss before reclassifications	(57,101)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(57,101)
Balance September 30, 2022	$(58,295)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$3,002	$4,749	$9,836	$12,721

Weighted average shares outstanding	7,603,175	7,553,266	7,598,968	7,550,600
Dilutive effect of potential common shares, stock options	-	19,716	-	19,716
Diluted weighted average common shares outstanding	7,603,175	7,572,982	7,598,968	7,570,316

Basic earnings per share	$0.39	$0.63	$1.29	$1.68
Diluted earnings per share	$0.39	$0.63	$1.29	$1.68

There were no stock options not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2023 and September 30, 2022.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2023 and December 31, 2022, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$19,345	$-	$19,345
U.S. Government agency obligations	-	33,601	-	33,601
Municipal bonds	-	54,829	-	54,829
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	415	-	415
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	186,832	-	186,832
September 30, 2023 Securities available for sale	$-	$295,022	$-	$295,022

U.S. Treasury securities	$-	$16,771	$-	$16,771
U.S. Government agency obligations	-	32,551	-	32,551
Municipal bonds	-	58,617	-	58,617
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	434	-	434
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	208,619	-	208,619
December 31, 2022 Securities available for sale	$-	$316,992	$-	$316,992

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
September 30, 2023 Loans Individually evaluated for credit losses	$-	$-	$590	$590
December 31, 2022 Impaired loans	$-	$-	$868	$868

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

At September 30, 2023, of the loans individually evaluated for credit losses having an aggregate balance of $3.4 million, $2.6 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $788 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $198 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2023 and December 31, 2022, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2023:
Loans Individually evaluated for credit losses	$590	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-24.8%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.5%)
December 31, 2022:
Impaired loans	$868	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-25.0%)
		pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2023 and December 31, 2022:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
September 30, 2023:
Financial assets:
Cash and cash equivalents	$77,662	$77,662	$77,662	$-	$-
Securities available-for-sale	295,022	295,022	-	295,022	-
Loans receivable, net of allowance	1,237,310	1,114,773	-	-	1,114,773
Paycheck Protection Program loans receivable	4	3	-	-	3
Restricted investments in bank stock	4,360	4,360	-	4,360	-
Accrued interest receivable	3,257	3,257	-	3,257	-
Financial liabilities:
Deposits	1,472,259	1,466,006	-	1,466,006	-
Securities sold under agreements to
repurchase and federal funds purchased	11,340	11,340	-	11,340	-
Short-term borrowings	82,542	82,555	-	82,555	-
Accrued interest payable	7,332	7,332	-	7,332	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2022:
Financial assets:
Cash and cash equivalents	$67,295	$67,295	$67,295	$-	$-
Securities available-for-sale	316,992	316,992	-	316,992	-
Loans receivable, net of allowance	1,196,164	1,163,947	-	-	1,163,947
Paycheck Protection Program loans receivable	286	255	-	-	255
Restricted investments in bank stock	995	995	-	995	-
Accrued interest receivable	2,926	2,926	-	2,926	-
Financial liabilities:
Deposits	1,521,107	1,516,911	-	1,516,911	-
Securities sold under agreements to
repurchase and federal funds purchased	13,384	13,384	-	13,384	-
Accrued interest payable	986	986	-	986	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates and related deposit flows, (iv) changes in federal and state banking laws and regulations which could impact the Company’s operations including policies of the U.S. Department of Treasury and Federal Reserve System, (v) changes in accounting policies or procedures as may be required by FASB or regulatory agencies, (vi) geopolitical events in Ukraine and the Middle East (vii) adverse developments in the financial industry generally, such as the recent bank failures and related responsive measures to manage such developments, and (viii) other external developments which could materially affect the Company’s business and operations, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2022 and subsequent filings with the SEC.

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

At September 30, 2023, the Company continued to be in a strong financial and operational condition. The Bank’s September 30, 2023 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at September 30, 2023 was 0.03% and the ratio of non-performing assets to total assets was 0.02%. The Company had its last Community Reinvestment Act (“CRA”) examination in 2022 and received a “satisfactory” rating.

The Company’s assets increased by $35.8 million from $1.64 billion at December 31, 2022 to $1.68 billion at September 30, 2023. The increase was due to a $10.4 million increase in cash and cash equivalents, an increase of $41.1 million in net loans receivable (excluding PPP loans), offset by a decrease of $22.0 million in securities available for sale. The increase in cash and cash equivalents was primarily due to the increase in short term borrowings of $82.5 million and $14.8 million in principal pay downs on mortgage-backed securities and maturities within the securities available for sale portfolio, offset by a decrease of $48.8 million in deposits, the purchases of available for sale securities of $4.9 million, net loan growth (excluding PPP), and a decrease in securities sold under agreement to repurchase. The $22.0 million decrease in securities was net of an increase in unrealized losses of $12.5 million. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio. The Company's deposits decreased by $48.8 million from $1.52 billion at December 31, 2022 to $1.47 billion at September 30, 2023. The decrease in deposits was due to a $61.1 million decrease in non-interest bearing deposits, offset by an increase of $12.3 million in interest bearing deposits. The shift out of non-interest bearing deposits and savings into time deposits is primarily due to time deposits currently yielding higher rates due to the current rate environment. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which served to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Also contributing to the Company’s success to attract new deposit relationships is the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company continues to gain new deposit opportunities created by recent merger announcements, name changes, competitive branch hour and service adjustments and/or closures in the Company’s market area, and attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable (excluding PPP loans) increased by $41.1 million to $1.24 billion at September 30, 2023, as compared to $1.20 billion at December 31, 2022. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended September 30, 2023 was $3.0 million compared to net income for the three months ended September 30, 2022 of $4.7 million, a decrease of $1.7 million, or 36.8%. Basic and diluted earnings per share decreased to $0.39 for the three months ended September 30, 2023, as compared to $0.63 for the three months ended September 30, 2022. The difference in net income for the three months ended September 30, 2023 and September 30, 2022 resulted primarily from an increase in interest expense of $4.2 million, or 461.9%, due to the rising rate environment, an increase in non-interest expenses, and a decrease in non-interest income; offset by an increase in interest income and a decrease in the (credit) provision for credit losses.

Net income for the nine months ended September 30, 2023 was $9.8 million compared to net income for the nine months ended September 30, 2022 of $12.7 million, a decrease of $2.9 million, or 22.7%. Basic and diluted earnings per share decreased to $1.29 for the nine months ended September 30, 2023, as compared to $1.68 for the nine months ended September 30, 2022. The difference in net income for the nine months ended September 30, 2023 and September 30, 2022 resulted primarily from an increase in interest expense of $9.4 million, or 350.3%, due to the rising rate environment, and an increase in non-interest expenses; offset by an increase in interest income, an increase in non-interest income, and a decrease in the (credit) provision for credit losses.

The Company believes that there may be future compressions to the net interest margin over the next six to nine months as older time deposits mature at higher interest rates, although this compression could be less significant than prior compression experienced. The Company continues to evaluate and consider implementing various strategies to mitigate the potential impact of future market rate increases. This includes interest rate swaps, adjustments to the investment portfolio, and BOLI transactions. In addition, in order to mitigate against rising non-interest expenses, management is in the process of evaluating the availability and feasibility of various potential operational efficiencies.

RESULTS OF OPERATIONS

Net Interest Income

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes the use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and nontaxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2023 and 2022.

Total interest income for the three months ended September 30, 2023 increased $1.5 million to $14.5 million, as compared to $13.0 million for the three months ended September 30, 2022. Average earning assets were $1.57 billion for the three months ended September 30, 2023 as compared to $1.58 billion for the three months ended September 30, 2022. The tax equivalent yield on average earning assets was 3.71% for the third quarter of 2023 compared to 3.29% for the third quarter of 2022.

Total interest expense for the three months ended September 30, 2023 increased $4.2 million to $5.1 million, as compared to $910 thousand for the three months ended September 30, 2022. Average interest bearing liabilities were $1.18 billion for the three months ended September 30, 2023 as compared to $1.16 billion for the three months ended September 30, 2022. The yield on average interest bearing liabilities was 1.72% and 0.31% for the third quarter of 2023 and 2022, respectively.

Net interest income for the three months ended September 30, 2023 was $9.4 million, compared to $12.1 million for the three months ended September 30, 2022. The decrease in net interest income is, in part, the result of a decrease in the balances of taxable and non-taxable investments, a decrease in the balance of interest bearing deposits with banks and fed funds sold, an increase in the balance of certificates of deposit and FHLB short-term borrowings, along with an increase in the rates of interest bearing demand deposits, NOW, money market, savings, certificates of deposit, securities under agreements to repurchase, and FHLB short-term borrowings. The decrease in net interest income was offset by an increase in the balances of taxable and non-taxable loans, along with an increase in the rate of taxable and non-taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks. Also, offsetting the decrease in net interest income was a decrease in the balance of interest bearing demand deposits, NOW, money markets, and savings. The Company’s net interest margin is 2.38% on a US GAAP basis and 2.42% on a tax equivalent (non-US GAAP) basis for the three months ended September 30, 2023, as compared to 3.04% on a US GAAP basis and 3.06% on a tax equivalent (non-US GAAP) basis for the three months ended September 30, 2022.

Total interest income for the nine months ended September 30, 2023 increased $5.6 million to $42.4 million, as compared to $36.8 million for the nine months ended September 30, 2022. Average earning assets were $1.57 billion for the nine months ended September 30, 2023 as compared to $1.58 billion for the nine months ended September 30, 2022. The tax equivalent yield on average earning assets was 3.64% for nine months ended September 30, 2023 compared to 3.13% for nine months ended September 30, 2022.

Total interest expense for the nine months ended September 30, 2023 increased $9.4 million to $12.1 million, as compared to $2.7 million for the nine months ended September 30, 2022. Average interest bearing liabilities were $1.17 billion for the nine months ended September 30, 2023 as compared to $1.17 billion for the nine months ended September 30, 2022. The yield on average interest bearing liabilities was 1.39% and 0.31% for the nine months ended September 30, 2023 and 2022, respectively.

Net interest income for the nine months ended September 30, 2023 was $30.3 million, compared to $34.1 million for the nine months ended September 30, 2022. The decrease in net interest income is, in part, the result of a decrease in the interest and fee income from PPP loans, a decrease in the balances of taxable and non-taxable investments, a decrease in the balance of interest bearing deposits with banks and fed funds sold, an increase in the balance of certificates of deposit, and an increase in short-term FHLB borrowings, along with an increase in the rates of interest bearing demand deposits, NOW, money market, savings, and certificates of deposit. The decrease in net interest income was offset by an increase in the balances of taxable and non-taxable loans, along with an increase in the rate of taxable and non-taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks. Also, offsetting the decrease in net interest income was a decrease in the balance of interest bearing demand deposits, NOW, money markets, savings, and long term FHLB borrowings. The Company’s net interest margin is 2.58% on a US GAAP basis and 2.61% on a tax equivalent (non-US GAAP) basis for the nine months ended September 30, 2023, as compared to 2.88% on a US GAAP basis and 2.90% on a tax equivalent (non-US GAAP) basis for the nine months ended September 30, 2022.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended September 30, 2023 and 2022, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2023			2022
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,218,901	$12,295	4.00%	$1,159,240	$10,677	3.65%
Loans - Paycheck Protection Program	4	-	0.00%	779	2	1.02%
Loans - non-taxable (1)	27,184	228	4.21%	5,980	46	3.86%
Investment securities - taxable	269,704	1,548	2.28%	296,161	1,571	2.10%
Investment securities - non-taxable (1)	40,612	305	3.77%	42,247	307	3.65%
Federal funds sold	666	9	5.36%	1,000	6	2.38%
Interest bearing deposits with banks	9,210	128	5.51%	72,854	392	2.13%
TOTAL INTEREST EARNING ASSETS	1,566,281	14,513	3.71%	1,578,261	13,001	3.29%
Less allowance for credit losses	(12,745)			(11,992)
Other assets	74,247			72,425
TOTAL ASSETS	$1,627,783			$1,638,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$244,771	$507	0.82%	$250,901	$46	0.07%
Savings	545,059	881	0.64%	764,306	541	0.28%
Certificates of deposit	368,947	3,568	3.84%	129,133	318	0.98%
Securities sold under agreements to repurchase and other borrowings	18,085	157	3.44%	12,636	5	0.16%
TOTAL INTEREST BEARING LIABILITIES	1,176,862	5,113	1.72%	1,156,976	910	0.31%

Non-interest bearing demand deposits	333,367			369,784
Other liabilities	23,073			18,075
Stockholders' equity	94,481			93,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,627,783			$1,638,694

Net interest income		$9,400			$12,091
Tax equivalent adjustments
Loans		61			12
Investments		81			82
Total tax equivalent adjustments		142			94
Net interest income on a tax equivalent basis		$9,542			$12,185
Net interest spread (US GAAP basis)			1.95%			2.96%
Net interest margin (US GAAP basis)			2.38%			3.04%
Net interest spread (non-US GAAP basis) (3)			1.99%			2.98%
Net interest margin (non-US GAAP basis) (3)			2.42%			3.06%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2023 and 2022, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2023 and 2022, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2023			2022

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,206,754	$35,376	3.92%	$1,129,806	$30,529	3.61%
Loans - Paycheck Protection Program	115	1	1.16%	2,380	183	10.28%
Loans - non-taxable (1)	20,699	513	4.19%	6,048	138	3.86%
Investment securities - taxable	275,132	4,650	2.26%	295,867	4,364	1.97%
Investment securities - non-taxable (1)	41,017	915	3.77%	42,953	891	3.51%
Federal funds sold	885	33	4.99%	1,000	8	1.07%
Interest bearing deposits with banks	24,445	903	4.94%	105,540	671	0.85%
TOTAL INTEREST EARNING ASSETS	1,569,047	42,391	3.64%	1,583,594	36,784	3.13%
Less allowance for credit losses	(12,674)			(11,721)
Other assets	74,385			69,409
TOTAL ASSETS	$1,630,758			$1,641,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$239,379	$1,034	0.58%	$248,798	$120	0.06%
Savings	588,538	2,339	0.53%	762,343	1,592	0.28%
Certificates of deposit	324,291	8,451	3.48%	141,973	954	0.90%
Securities sold under agreements to repurchase and other borrowings	14,881	307	2.76%	15,993	28	0.23%
TOTAL INTEREST BEARING LIABILITIES	1,167,089	12,131	1.39%	1,169,107	2,694	0.31%

Non-interest bearing demand deposits	348,087			350,839
Other liabilities	20,585			17,862
Stockholders' equity	94,997			103,474
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,630,758			$1,641,282

Net interest income		$30,260			$34,090
Tax equivalent adjustments
Loans		136			37
Investments		243			237
Total tax equivalent adjustments		379			274
Net interest income on a tax equivalent basis		$30,639			$34,364
Net interest spread (US GAAP basis)			2.23%			2.81%
Net interest margin (US GAAP basis)			2.58%			2.88%
Net interest spread (non-US GAAP basis) (3)			2.25%			2.82%
Net interest margin (non-US GAAP basis) (3)			2.61%			2.90%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2023 and 2022, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of September 30, 2023 and 2022, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	compared to September 30, 2022			compared to September 30, 2022
	(In Thousands)
	Due to change in:			Due to change in:
	Total			Total
	Change	Volume	Rate	Change	Volume	Rate

Interest-earning assets:
Loans - taxable	$1,618	$549	$1,069	$4,847	$2,079	$2,768
Loans - Paycheck Protection Program	(2)	(2)	-	(182)	(175)	(7)
Loans - non-taxable	182	163	19	375	335	40
Investment securities - taxable	(23)	(140)	117	286	(306)	592
Investment securities - non-taxable	(2)	(12)	10	24	(40)	64
Federal funds sold	3	(2)	5	25	(1)	26
Interest bearing deposits with banks	(264)	(342)	78	232	(515)	747
Total net change in income on
interest-earning assets	1,512	214	1,298	5,607	1,377	4,230

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	461	(1)	462	914	(4)	918
Savings	340	(155)	495	747	(363)	1,110
Certificates of deposit	3,250	591	2,659	7,497	1,225	6,272
Total deposits	4,051	435	3,616	9,158	858	8,300
Securities sold under agreements to
repurchase and other borrowings	152	2	150	279	(2)	281
Total net change in expense on
interest-bearing liabilities	4,203	437	3,766	9,437	856	8,581
Change in net interest income	$(2,691)	$(223)	$(2,468)	$(3,830)	$521	$(4,351)

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

For additional information on ASU 2016-13, see Note 2 “Summary of Significant Accounting Policies.”

For the three months ended September 30, 2023, the credit for credit losses was $300 thousand, compared to the provision for credit losses of $275 thousand for the three months ended September 30, 2022. In the three months ended September 30, 2023, there were no charge-offs and $1 thousand in recoveries. In the three months ended September 30, 2022, there were no charge-offs and $67 thousand in recoveries. For the nine months ended September 30, 2023, the credit for credit losses was $190 thousand, compared to the provision for credit losses of $625 thousand for the nine months ended September 30, 2022. In the nine months ended September 30, 2023, there were no charge-offs and $2 thousand in recoveries, compared to no charge-offs and $69 thousand in recoveries for the nine months ended September 30, 2022. The (credit) provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its September 30, 2023 allowance for credit loss levels. The allowance for credit losses is $12.4 million as of September 30, 2023, which is 1.00% of total loans receivable, compared to $12.2 million or 1.03% of total loans receivable as of September 30, 2022. At December 31, 2022, the allowance for loan losses was $12.4 million, which represented 1.03% of total loans receivable. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable (excluding PPP loans) portfolio:

3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In Thousands)
Loans receivable at end of period	$1,249,289	$1,181,783	$1,249,289	$1,181,783
Allowance for credit losses:
Balance, beginning	$12,748	$11,836	$12,449	$11,484
Cumulative effect of change in accounting principle	-	-	188	-
(Credit) provision for credit losses	(300)	275	(190)	625
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total loans charged off	-	-	-	-
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	1	67	2	69
Consumer	-	-	-	-
Total recoveries	1	67	2	69
Net recoveries	1	67	2	69
Balance at end of period	$12,449	$12,178	$12,449	$12,178
Allowance for credit losses to loans receivable at end of period	1.00%	1.03%	1.00%	1.03%

Non-interest Income

Total non-interest income was $570 thousand for the three months ended September 30, 2023 compared to $583 thousand for the same period in 2022. The decrease is, in part, attributable to a decrease in bank owned life insurance of $18 thousand primarily due to a decrease in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets.

Total non-interest income was $1.9 million for the nine months ended September 30, 2023 compared to $1.7 million for the same period in 2022. The increase is, in part, attributable to an increase in bank owned life insurance of $144 thousand primarily due to an increase in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets, offset by death benefit proceeds during the nine months ended September 30, 2022. Also, contributing to the increase in non-interest income is an increase of $17 thousand in debit card interchange fees and an increase of $57 thousand in other service fees due, in part, to an expanding customer base, overdraft fees, and early withdrawal time deposit penalties.

Non-interest Expense

Non-interest expenses increased $109 thousand from $6.5 million for the three months ended September 30, 2022 to $6.6 million for the three months ended September 30, 2023. The increase in non-interest expenses is, in part, attributable to a $111 thousand increase in salaries and employee benefits due to annual increases in salaries and benefits, increase in health insurance cost, increase in life and disability insurance, and an increase in stock grant expense, offset by a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $49 thousand in occupancy and equipment, an increase of $60 thousand in professional fees, and an increase of $76 thousand in FDIC insurance. These increases in non-interest expenses were offset, in part, by a $134 thousand decrease in data processing costs due to switching to a new online platform provider and a decrease in escrow manager servicing costs due to switching to a new vendor, offset by an increase in data processing maintenance contracts. Additional decreases in non-interest expenses were due to a decrease of $78 thousand in other expenses primarily due to a decrease in bank shares tax. The Company’s efficiency ratio, a non-GAAP measure, was 66.2% and 51.2% for the three months ending September 30, 2023 and 2022, respectively.

Non-interest expenses increased $975 thousand from $19.4 million for the nine months ended September 30, 2022 to $20.3 million for the nine months ended September 30, 2023. The increase in non-interest expenses is, in part, attributable to a $844 thousand increase in salaries and employee benefits due to annual increases in salaries and benefits, increase in retirement contributions, increase in employee taxes, increase in health insurance cost, and an increase in stock grant expense, offset by a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $96 thousand in occupancy and equipment, an increase of $230 thousand in advertising and promotion expenses, an increase of $119 thousand in professional fees, and an increase of $222 thousand in FDIC insurance. These increases in non-interest expenses were offset, in part, by a $342 thousand decrease in data processing due to switching to a new online platform provider and a decrease in data communication costs, offset by an increase in escrow management services due to the implementation costs of transitioning to a new vendor and an increase in data processing maintenance contracts. Additional decreases in non-interest expenses were due to a decrease of $180 thousand in other expenses due to a decrease in telephone expenses, a decrease in correspondent bank fees, a decrease in key man life insurance expense, and a decrease in bank shares tax, offset by an increase in other operating expenses, an increase in debit card production expense, an increase in debit card, check fraud, and wire fraud losses. The Company’s efficiency ratio, a non-GAAP measure, was 63.2% and 54.1% for the nine months ending September 30, 2023 and 2022, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2023 totaled $667 thousand, or 18.2% of income before taxes, compared to income taxes for the three months ended September 30, 2022 totaling $1.2 million, or 19.6% of income before taxes. The decrease in the tax rate is, in part, the result of the change in the mix of taxable and tax free loans and investments; offset by the decrease in income on bank owned life insurance.

The provision for income taxes for the nine months ended September 30, 2023 totaled $2.2 million, or 18.2% of income before taxes, compared to income taxes for the nine months ended September 30, 2022 totaling $3.1 million, or 19.4% of income before taxes. The decrease in the tax rate is, in part, the result of an increase in income on bank owned life insurance and the result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of September 30, 2023. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates. The Company has $36.7 million of securities maturing in the fourth quarter of 2023 which will provide for additional liquidity. Selling of securities would not be expected as a primary source of short term liquidity given the unrealized losses currently in the portfolio.

Total securities at September 30, 2023 were $295.0 million compared to $317.0 million at December 31, 2022. The decrease in the investment portfolio resulted from principal pay downs on mortgage-backed securities, the maturity of one (1) taxable municipal bond, and the maturity of two (2) Treasury bonds totaling $14.8 million, as well as an increase in unrealized losses of $12.5 million; offset by the purchase of four (4) Treasury bonds totaling $4.9 million. The carrying value of the securities portfolio as of September 30, 2023 includes a net unrealized loss of $77.2 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $64.7 million at December 31, 2022. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell securities in an unrealized loss position at September 30, 2023. Further, management reviewed the Company's securities as of September 30, 2023 and concluded there were no credit-related declines in fair value. The effective duration of the securities portfolio remains between 6 to 7 years at September 30, 2023.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (excluding PPP loans) increased by $41.1 million to $1.24 billion at September 30, 2023 from $1.20 billion at December 31, 2022. The gross loan-to-deposit ratio increased to 85% at September 30, 2023, compared to 79% at December 31, 2022. The Company’s loan portfolio at September 30, 2023 was comprised of residential real estate and consumer loans of $659.5 million, an increase of $14.7 million from December 31, 2022, and commercial loans of $589.8 million, an increase of $26.2 million from December 31, 2022. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. The Company was a participant in the SBA PPP to support the needs of its small business clients. PPP loans receivable at September 30, 2023 and December 31, 2022 was $4 thousand and $286 thousand, respectively.

Credit Risk and Loan Quality

The Company’s allowance for credit losses stayed flat at $12.4 million at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, the allowance for credit losses represented 1.00% and 1.03% of total loans receivable, respectively. The Company’s non-performing loans to total loans receivable were 0.03% at September 30, 2023, compared to 0.19% at September 30, 2022, and 0.20% at December 31, 2022. At September 30, 2023, approximately 94% of the Company’s loan portfolio is collateralized by real estate. The Company adopted the Current Expected Credit Losses (“CECL”) FASB accounting standard on January 1, 2023. The cumulative effect from the adoption of CECL accounting standard was a $188 thousand increase to the allowance for credit losses. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for credit losses as new information becomes available.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings for periods prior to January 1, 2023, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider.

The details for non-performing loans are included in the following table:

	September 30,	December 31,	September 30,
	2023	2022	2022

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	297	192	-
Restructured loans, accruing interest and less than 90 days past due	-	2,182	2,208
Loans past due 90 or more days, accruing interest	73	-	-
Total nonperforming loans	370	2,374	2,208
Foreclosed assets	-	-	-
Total nonperforming assets	$370	$2,374	$2,208
Nonperforming loans to total loans (excluding PPP loans)	0.03%	0.20%	0.19%
Nonperforming assets to total assets	0.02%	0.14%	0.14%
Non-accrual loans to total loans (excluding PPP loans)	0.02%	0.02%	0.00%
Allowance to non-accrual loans	4191.58%	6483.85%	0.00%
Net charge-offs (recoveries) to average loans (excluding PPP loans)	0.00%	0.00%	-0.01%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $64 thousand from December 31, 2022 to September 30, 2023. This decrease is due to depreciation on existing premises and equipment, offset by new purchases.

Deposits

Total deposits at September 30, 2023 decreased by $48.8 million to $1.47 billion from $1.52 billion at December 31, 2022. The decrease in the Company’s deposits was due to a decrease of $57.0 million in demand, NOW and money market deposits and a $158.9 million decrease in savings deposits; offset by an increase of $167.1 million in time deposits. The shift from savings and demand deposits to time deposits is primarily due to higher yielding rates on time deposits, due to the current rate environment. Included in the above mentioned decrease was a $20.4 million decrease in non-interest bearing demand personal deposits and a $40.8 million decrease in non-interest bearing demand business deposits. Included in total deposits at September 30, 2023 were personal deposits of $1.08 billion, business deposits of $288.6 million, and municipal deposits of $102.6 million. Included in total deposits at December 31, 2022 were personal deposits of $1.09 billion, business deposits of $324.1 million, and municipal deposits of $102.6 million. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at September 30, 2023 and December 31, 2022 was $464.3 million and $578.8 million, respectively.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $77.7 million at September 30, 2023, compared to $67.3 million at December 31, 2022.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. As noted above, selling of securities would not be a primary source of short term liquidity given the unrealized losses currently in the portfolio. At September 30, 2023, the Company had $295.0 million of available for sale securities. Securities with carrying values of approximately $135.3 million and $147.2 million at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At September 30, 2023, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $785.5 million, of which $702.7 million is available for borrowing at September 30, 2023 due to an outstanding short-term FHLB advance of $82.5 million with an interest rate of 5.722% which matured and was repaid on October 2, 2023, as well as a letter of credit in the amount of $135 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no long-term FHLB advances outstanding as of September 30, 2023. There were no short-term or long-term FHLB advances outstanding as of December 31, 2022. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2023 and December 31, 2022. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at September 30, 2023 and December 31, 2022. Advances from this line are unsecured.

The Bank is a member of the Certificate of Deposit Account Registry Services (CDARS) program and the Insured Cash Sweep (ICS) program offered by Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. ICS provides liquidity similar to a money market or savings account. Both programs enable financial institutions to provide customers with full FDIC insurance on deposits over $250 thousand that are placed in the program. The Bank also has access to other brokered deposits as a source of liquidity.

Because of the composition of the Company’s balance sheet, its strong capital base, ability to attract new deposit relationships, access to brokered deposits, and borrowing capacity, the Company believes that it remains well positioned with respect to liquidity. The majority of the Company’s funds are invested in loans with a portion invested in investment securities that generally carry a lower yield. While it is desirable to be liquid, it has the effect of a lower interest margin.The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect the various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $170.5 million and $189.2 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 there was no allowance for credit losses required for off -balance sheet arrangements. At September 30, 2023 and December 31, 2022, the Company had letters of credit outstanding of $9.2 million and $9.1 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $85.6 million as of September 30, 2023, representing a net decrease of $2.7 million from December 31, 2022. The decrease in capital was primarily the result of an increase of $9.8 million in accumulated other comprehensive loss, a decrease in retained earnings of $148 thousand from the cumulative effect of the adoption of the CECL accounting principle, and a decrease in retained earnings from dividends paid of $3.0 million, offset by net income of $9.8 million, an increase in common stock of $17 thousand, and an increase in surplus of $526 thousand due to employee stock purchases and stock grants with compensation expense. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $11.26 and $11.64 at September 30, 2023 and December 31, 2022, respectively. The Company’s tangible book value per share not including accumulated other comprehensive loss in the total stockholders’ equity numerator (a non-GAAP measure) was $19.28 and $18.38 at September 30, 2023 and December 31, 2022, respectively. The Company believes this non-GAAP measurement enhances the overall understanding of Company performance and increases comparability of period to period results, but should not be viewed as a substitute for the measure as determined in accordance with GAAP or an inference that future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table presents the computation of this non-GAAP based measure shown together with its most directly comparable GAAP measure:

	September 30, 2023	December 31, 2022
	(Dollars In Thousands Except Per Share Data)
Tangible Book Value Per Share
Total stockholders' equity	$85,618	$88,276
Addback: accumulated other comprehensive loss ("AOCL")	60,955	51,107
Total stockholders' equity not included AOCL (non-GAAP)	$146,573	$139,383

Common stock shares outstanding	7,604,191	7,586,991
Book value per share (most directly comparable GAAP based measure)	$11.26	$11.64
AOCL per share	8.02	6.74
Book value per share not including AOCL (non-GAAP)	$19.28	$18.38

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of September 30, 2023, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	September 30, 2023	December 31, 2022

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$146,407	$139,175
Tier 2, allowable portion of allowance for credit losses	12,449	12,449
Total capital	$158,856	$151,624

Common equity tier 1 capital ratio	12.9%	12.9%
Tier 1 risk based capital ratio	12.9%	12.9%
Total risk based capital ratio	14.0%	14.1%
Tier 1 leverage ratio	8.7%	8.3%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	September 30, 2023	December 31, 2022

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$146,573	$139,383
Tier 2, allowable portion of allowance for credit losses	12,449	12,449
Total capital	$159,022	$151,832

Common equity tier 1 capital ratio	12.9%	12.9%
Tier 1 risk based capital ratio	12.9%	12.9%
Total risk based capital ratio	14.0%	14.1%
Tier 1 leverage ratio	8.7%	8.3%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at September 30, 2023. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months and personal and business money market accounts reprice every month. Management reviews all assumptions on a periodic basis, adjusts assumptions and deposit betas as necessary, and believes current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	2.1%
Down 200 basis points	2.5%

Up 100 basis points	-2.6%
Up 200 basis points	-5.5%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Effective January 1, 2023, the Company adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Except for this change related to CECL adoption, there were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2023, including any corrective actions with regard to significant deficiencies and material weakness.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 13, 2023	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 13, 2023	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer