Form 10-K
period 2023-12-31
Embassy Bancorp, Inc.
filed 2024-03-28
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $80,369,963.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 22, 2024	($1.00 Par Value)	7,615,079
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Correspondent and third party vendor relationships are utilized where it is cost beneficial. The specific objectives of the Company are: 1) to provide individuals, professionals and local businesses with the highest standard of relationship banking in the local market; 2) to attract deposits and loans by offering state of the art products and services with competitive pricing; 3) to provide a reasonable return to shareholders on capital invested; and 4) to attract, train and retain a happy, motivated and team-oriented group of banking professionals dedicated to meeting the Company’s objectives.

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

According to Federal Deposit Insurance Corporation (“FDIC”) data, as of June 30, 2023, the Company ranks 4th in bank market share in Northampton County with four (4) offices, and 6th in Lehigh County bank market share with six (6) offices, with a combined deposit market share of 8.53% for both counties, an increase from 8.11% as of June 30, 2022. The Company believes there is significant room for organic growth in its current market area of Lehigh and Northampton Counties.

Embassy Bancorp, Inc.

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

Loan growth is driven by customer demand, which in turn is influenced by individual and business indebtedness and consumer demand for goods. The Company’s loan and private banking officers call upon accountants, financial planners, attorneys, local realtors, and others to generate loans and loan referrals. Again, a balance between growth, credit risk and pricing are required to maintain performing loans for the Company, as lending money will always entail some risk. A performing loan is a loan which is being repaid according to its original terms and is the most desirable type of loan that a bank seeks to make, to support the generation of enough earnings for a bank to be profitable. The risk involved in each loan must, therefore, be carefully evaluated before the loan is made. The interest rate at which the loan is made should always reflect the risk factors involved, including the term of the loan, the value of collateral, if any, the reliability of the projected source of repayment and the amount of the loan requested. Credit quality will always be the Company’s most important lending factor.

Embassy Bancorp, Inc.

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

Consumer Lending

The Company offers its retail customer base a product line of consumer loan services, including mortgage loans, first time home buyer mortgages, secured home equity loans, lines of credit, and, to a much lesser extent, auto loans and unsecured personal loans.

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

Embassy Bancorp, Inc.

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

Fee Income

Fee income is non-interest related. The Company earns fee income by charging customers for banking services, credit card and merchant processing, treasurer’s checks, overdrafts, wire transfers, check orders, and cash management services, as well as other deposit and loan related fees. The Company is subject to regulatory restrictions on the application of fees. Unlike many in the industry, the Company does not sell its mortgages on the secondary market, nor does it offer trust or investment/brokerage services to its customers, all of which would generate additional fee income.

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

Employees

As of December 31, 2023, the Company had a total of 110 full-time equivalent employees.

Embassy Bancorp, Inc.

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

The Company believes it is able to compete within its market by offering competitive interest rates and a superior level of customer service, as reflected in our combined deposit market share percentage for Northampton and Lehigh Counties. The Company also continues to capitalize on opportunities created by competitive branch hour adjustments and/or closures in the Company’s market area, recent merger announcements, and name changes, attracting customers looking to relocate to a local, reputable community bank.

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

Embassy Bancorp, Inc.

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

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (the “CFPB”) and the federal banking agencies continue to focus attention on consumer protection laws and regulations. The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the ECOA, the TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, the RESPA, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, we are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those statutes and regulations referenced above.

In particular, fair lending laws prohibit discrimination in the provision of banking services. Fair lending laws include the ECOA and the Fair Housing Act, both of which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the Department of Justice for investigation. Failure to comply with these and similar statutes and regulations could subject us to formal or informal enforcement actions, the imposition of civil money penalties and litigation.

The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal banking agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement

Embassy Bancorp, Inc.

proceeding or civil action in federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations; however, the extent to which such coordination may actually occur is unpredictable and may change over time as the result of a number of factors, including changes in leadership at the Department of Justice and the CFPB, as well as changes in the enforcement policies and priorities of each agency. As an independent bureau funded by the Federal Reserve Board, the CFPB may impose requirements that are more stringent than those of the other bank regulatory agencies.

Capital Standards

The Company and the Bank are subject to the Basel III rules that are based upon the final framework of the Basel Committee for strengthening capital and liquidity regulations. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.

The minimum capital requirements are:

•A new common equity Tier 1 capital ratio of 4.5%;

•A Tier 1 to risk-based assets capital ratio of 6%;

•A total capital ratio of 8%; and

•A Tier 1 leverage ratio of 4%.

The final rule also established a “capital conservation buffer” of 2.5%, that effectively results in the following minimum ratios:

•A common equity Tier 1 capital ratio of 7.0%;

•A Tier 1 to risk-based assets capital ratio of 8.5%; and

•A total capital ratio of 10.5%.

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

Embassy Bancorp, Inc.

At December 31, 2023 and December 31, 2022, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards and exceeded the capital conservation buffers.  See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

At December 31, 2023, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 12 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

Deposit Insurance and Premiums

As a FDIC member institution, the Bank’s deposits are insured to the maximum of $250,000 per depositor through the Deposit Insurance Fund (“DIF”) that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC. The Bank is not subject to the special assessments from the Silicon Bank failure.

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

Embassy Bancorp, Inc.

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

•Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk. Under that guidance, an institution is potentially exposed to significant concentration risk if: (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

Embassy Bancorp, Inc.

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

Human Capital Management

We believe that outstanding people are the key to the Company’s growth and success. Through the efforts of our team, Embassy has established itself as a leading organization in our Lehigh Valley community. The Company’s philosophy is to strive to maintain simplicity in our policies and efficiency in our procedures. We pride ourselves in creating an open, diverse, and transparent culture that celebrates teamwork and recognizes team members at all levels. We believe that diversity of cultures, thoughts, and experiences results in better outcomes and empowers our team members to make more meaningful contributions within our company and community. This in turn provides an environment in which our team will thrive. The majority of our team are full-time employees. We also employ part-time employees and some seasonal/temporary team members.

It is by design that the Company runs a very efficient operation, relying greatly on the knowledge and experience of its leadership team, and, where appropriate, the outsourcing of certain functions to high quality vendors, in order to do so.  This level of efficiency requires that individual members of the Company’s leadership team assume roles that are most often held by multiple individuals at banks within the Company’s peer group.   For example, David M. Lobach, Jr. serves as Chairman of the Board, as well as President and Chief Executive Officer,  Judith A. Hunsicker serves as Chief Operating Officer, Chief Financial Officer and CRA Officer, Michael B. Macy serves as Chief Lending Officer of Business Banking and oversees business banking and business development, Diane M. Cunningham oversees retail banking and consumer lending, as well as marketing, and Lynne M. Neel oversees the finance department, deposit operations, loan operations and investor relations. This multidisciplinary approach is replicated throughout the Company.

The Company has created a group consisting of team members called the “Culture Club.” The group is designed to keep our business culture in the forefront of all we do. This team provides new employees with their first look at the unique Embassy culture through an orientation program created with the individual in mind. In addition, the team actively works on creative activities and educational events to enhance our existing culture for the entire Embassy team. Our culture is truly defined by “us.” The Company family is made up of a diverse group of professionals who share the common goal of making our bank succeed by providing superior customer service through sales, education, technology, and teamwork. Our experience has shown that when employees communicate openly and directly with supervisors, the work environment can be excellent, expectations can be clear, and attitudes will be positive. We believe that the Company amply demonstrates its commitment to employees by responding effectively to employee concerns.

Annually, every team member is asked to complete a team member commitment form, in which they describe duties and responsibilities they may face in their day to day work. The Company maintains these forms and uses them to aid in orienting new employees to their jobs, identifying the requirements of each position, balancing responsibilities amongst the team, establishing hiring criteria, setting standards for employee performance evaluations, and establishing a basis for making reasonable accommodations for individuals with disabilities. They are also used for discussion in connection with an existing employee’s review process. Supervisors and employees are strongly

Embassy Bancorp, Inc.

encouraged to discuss job performance and goals on an informal, day-to-day basis. Employees are also asked to annually participate in the Company's self-assessment process, which includes their Personal Team Member Commitment (which describes positions) and Personal Balance Sheet. Additionally, this Balance Sheet is a formal performance evaluation conducted to provide both supervisors and employees the opportunity to discuss job tasks, identify and correct weaknesses, encourage and recognize strengths, and discuss positive, purposeful approaches for efficiently carrying out the responsibility of each position.

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

The Company’s CEO speaks to the entire Team monthly during the Team meeting, which provides training and general information. The officers of the Bank meet quarterly and these meetings are focused on training and development of future leadership.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company’s operating results include, but are not limited to:

•the impact of adverse conditions in the economy and financial markets, including increasing or elevated interest rates, on the performance of the Company's loan portfolio and demand for the Company's products and services;

•the potential impacts of recent events affecting the financial services industry on the Company, including increased competition for, and costs of, deposits and other funding sources, more stringent regulatory requirements relating to liquidity and interest rate risk management and capital adequacy and increased FDIC insurance expenses;

•the effects of actions by the federal government, including those of the Federal Reserve Board and other government agencies, that impact the money supply and market interest rates;

•the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;

•the composition of the Company's loan portfolio, including commercial real estate and residential real estate, which collectively represent a majority of the loan portfolio, may expose the Company to increased credit risk;

•the effects of changes in interest rates on demand for the Company's products and services;

•investment securities gains and losses, including declines in the fair value of securities which may result in changes to earnings or shareholders' equity;

•the effects of changes in interest rates or disruptions in liquidity markets on the Company's sources of funding;

•capital and liquidity strategies, including the Company's ability to comply with applicable capital and liquidity requirements, and the Company's ability to generate capital internally or raise capital on favorable terms;

•the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•the impact of operational risks, including the risk of human error, inadequate or failed internal processes and systems, computer and telecommunications systems failures, faulty or incomplete data and an inadequate risk management framework;

•the loss of, or failure to safeguard, confidential or proprietary information;

•the Company's failure to identify and adequately and promptly address cybersecurity risks, including data breaches and cyberattacks;

•the impact of failures from third-party vendors upon which the Company relies to perform in accordance with contractual arrangements and the effects of concerns about other financial institutions on the Company;

•the potential effects of increases in non-performing assets, which may require the Company to increase the allowance for credit losses, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets;

•the determination of the allowance for credit losses, which depends significantly upon assumptions and judgments with respect to a variety of factors, including the performance of the loan portfolio, the weighted-average remaining lives of different classifications of loans within the loan portfolio and current and forecasted economic conditions, among other factors;

•the effects of the extensive level of regulation and supervision to which the Company and Bank are subject;

•changes in regulation and government policy, which could result in significant changes in banking and financial services regulation;

•the continuing impact of the Dodd-Frank Act on the Company’s business and results of operations;

•the potential for negative consequences resulting from regulatory violations, investigations and examinations, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions, the need to undertake remedial actions and possible damage to the Company’s reputation;

•the effects of adverse outcomes in litigation and governmental or administrative proceedings;

•the effects of changes in U.S. federal, state or local tax laws;

Embassy Bancorp, Inc.

•the effects of the significant amounts of time and expense associated with regulatory compliance and risk management;

•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and escalating conflict in the Middle East, which could impact business and economic conditions in the United States and abroad;

•public health crises and pandemics and their effects on the economic and business environments in which the Company operates, including on the Company’s credit quality and business operations, as well as the impact on general economic and financial market conditions;

•the Company’s ability to achieve its growth plans;

•the Company’s ability to attract and retain talented personnel;

•the effects of competition from financial service companies and other companies offering bank services;

•the Company’s ability to keep pace with technological changes;

•the effects of negative publicity on the Company’s reputation; and

•other factors that may affect future results of the Company.

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

Embassy Bancorp, Inc.

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

Changes in the estimated fair value of our securities portfolio may reduce shareholders' equity and net income.

At December 31, 2023, the Company maintained an available for sale securities portfolio of $276.1 million. The estimated fair value of the available for sale securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Shareholders' equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2023, we incurred other comprehensive gains of $9.4 million related to net changes in unrealized holding losses in the available for sale investment securities portfolio. A decline in the estimated fair value of this portfolio would result in a decline in shareholders' equity, as well as book value per common share. This decrease would occur even though the securities are not sold.

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

The Company is subject to lending risk.

Risks associated with lending activities include, among other things, the impact of changes in interest rates and economic conditions, which may adversely impact the ability of borrowers to repay outstanding loans and the value of the associated collateral. Various laws and regulations also affect our lending activities, and failure to comply with such applicable laws and regulations could subject the Company to enforcement actions and civil monetary penalties.

At December 31, 2023, 47.1% of our loan portfolio consisted of commercial real estate, commercial construction and commercial loans, which are generally perceived as having more risk of default than residential real estate loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties and the successful operation of the borrower's business, as well as the factors affecting residential real estate borrowers.

Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants and lower lease rates needed to attract new tenants.

Commercial business loans are typically affected by the borrowers' ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends

Embassy Bancorp, Inc.

substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

An increase in nonperforming loans and leases from these types of loans could result in an increase in the provision for credit losses and an increase in loan and lease charge-offs. The risk of credit losses on loans and leases increases if the economy worsens.

Our allowance for credit losses may be insufficient.

The FASB issued a new accounting standard on allowance for credit losses “ACL”, which became effective for us beginning on January 1, 2023. This standard, referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; forecasts; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of our control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review our allowance for possible credit losses and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs, based on information unavailable to, or judgments different than those of, management. In addition, if charge-offs in future periods exceed the allowance, we may need additional provisions to increase the allowance for possible credit losses. Any increases in the allowance resulting from credit loss provisions will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in Pennsylvania.

Unlike larger or regional financial institutions that are more geographically diversified, our success is dependent to a significant degree on economic conditions in Pennsylvania, especially in Lehigh and Northampton Counties, which are the counties and markets primarily served by us in the years up to and including 2023. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas served by us, could cause an increase in the level of the Bank’s non-performing assets and credit losses, thereby causing operating losses, impairing liquidity, and eroding capital. We can give no assurance that adverse changes in the local economy would not have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

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

Embassy Bancorp, Inc.

A lack of liquidity could adversely affect the Company's financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers' disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities of investment securities and/or loans and borrowings from the FHLB and/or FRB discount window. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

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

In conducting our business, we rely heavily on our information systems. Maintaining and protecting those systems and data is difficult and expensive, as is dealing with any failure, interruption, or breach in security of these systems, whether due to acts or omissions by us or by a third party, and whether intentional or not. Any such failure, interruption, or breach could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. A breach of our information security may result from fraudulent activity committed against us or our customers, resulting in financial loss to us or our customers, or privacy breaches against our customers. Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, “phishing”, social engineering, identity theft, or other deceptive acts. Such fraudulent activity could be heightened by geopolitical events, including the Russia/Ukraine and Middle East conflict. The policies, procedures, and technical safeguards put in place by us to prevent or limit the effect of any failure, interruption, or security breach of our information systems and data may be insufficient to prevent or remedy the effects of any such occurrences. The occurrence of any failures, interruptions, or security breaches of our information systems, or those of our third party vendors, and data could damage our reputation, cause us to incur additional expenses, result in online services or other businesses becoming inoperable, subject us to regulatory sanctions or additional regulatory scrutiny, or expose us to civil litigation and

Embassy Bancorp, Inc.

possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

The Bank does not engage in cryptocurrency transactions for itself or its customers.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and off-balance sheet commitments, and the fair value of certain financial instruments (securities). While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these standards could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. From time to time, the FASB and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

Embassy Bancorp, Inc.

Prior levels of market volatility were unprecedented and future volatility may have materially adverse effects on the market price of our common stock, our liquidity and financial condition.

Starting in March 2020, the capital and credit markets have experienced extreme volatility and disruption related to the COVID-19 pandemic and, also, as a result of the failures of First Republic Bank, Silicon Valley Bank (“SVB”), and Signature Bank. In many cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. If such levels of market disruption and volatility continue, there can be no assurance that we will not experience adverse effects, which may materially affect the market price of our common stock and/or our liquidity, financial condition, and profitability.

Our banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect our earnings.

Poor economic conditions and the resulting bank failures from the most recent recession have stressed the Deposit Insurance Fund and increased the costs of our FDIC insurance assessments. Promptly following the failures of SVB and Signature Bank in March 2023 and First Republic Bank in May 2023, the federal banking regulators announced that the FDIC will use funds from the Deposit Insurance Fund to ensure that all depositors in SVB, Signature Bank, and First Republic Bank are made whole, at no cost to taxpayers. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments. We are generally unable to control the amount of premiums or special assessments that our banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock at the current rate or at all.

If we conclude that the decline in the value of any of our investment securities is from a credit loss, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value of individual securities or the portfolio as a whole is below the current carrying value. For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security, prior to the recovery of its amortized cost basis. If either of the above criteria is met, the security’s amortized cost basis is written down to fair value through earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed, or lack thereof, may not accurately reflect the actual impairment in the future.

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

Embassy Bancorp, Inc.

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

As of December 31, 2023, our directors and executive officers beneficially owned in excess of 28% of our issued and outstanding common stock on a fully diluted basis.  Such persons, as a group, will have sufficient votes to strongly influence the outcome of all matters submitted to our shareholders, including the election of directors.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company.

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

Embassy Bancorp, Inc.

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

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to our shareholders. By incorporating under Pennsylvania law, our board of directors owes its fiduciary duty solely to the Company. As such, Pennsylvania law does not require a director to act solely because of the effect such action might have on an acquisition or potential acquisition of control of the corporation or the consideration that might be offered or paid to shareholders in such an acquisition.

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

Federal banking regulators require us and our bank subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation, and bank regulatory agencies.  In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. As of December 31, 2023, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines.

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

Shares of our common stock are equity interests in our Company and do not constitute indebtedness.  As such, shares of our common stock rank junior to all indebtedness and other non-equity claims on us with respect to assets available to satisfy claims on us, including in a liquidation of the Company.  Also, the Company’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors, including the preferred claims of the Bank’s depositors.

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

Acts of war or terrorism, natural disasters, global climate change, pandemics, global conflicts, geopolitical events, or a combination of these factor or other factors, could have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These

Embassy Bancorp, Inc.

events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.

Our operations are dependent on our information technology systems, and the systems of our third party partners, upon which we rely, to maintain our ability to access, store, and transmit sensitive information in a secure manner. One of the primary risks to which we are exposed is the risk that our information systems are compromised, either deliberately or unintentionally, and that sensitive information is disclosed, misused or corrupted, or our operations are disrupted. Such an incident could result in a number of adverse consequences, including disruptions in customer relationship management, system damage, remediation costs, litigation, and reputational damage. We maintain an information security and governance program that is designed to protect our information systems against such risks.

Risk Management and Strategy

The Company recognizes the significance of such risks and cybersecurity is a critical component of our overall risk management program. In order to combat against and mitigate the impact of any unauthorized access to or attack on our information systems, we have implemented policies and procedures designed to assess, identify, and manage material risks arising from cybersecurity threats. Additionally, because we rely on third parties to provide services that are integral to our operations, we have procedures in place to assess a technology provider’s cybersecurity controls prior to establishing a contractual relationship and to periodically review assessments of those systems. Whenever possible, we include cybersecurity requirements in our contracts with such providers, which typically include agreed-upon security standards and protocols and our right to obtain periodic reports or assessments of such provider’s compliance therewith.

Embassy Bancorp, Inc.

Our cybersecurity program provides a program for compliance with applicable cybersecurity and data protection laws. Our program is designed to ensure the security and confidentiality of customer, employee and Company information, protect against known or evolving threats to the security or integrity of customer records and personal information and protect against unauthorized access to or use of such information. We work with third party reviews of cyber security programs, regulators, and third-party service providers to ensure that these policies are adequately designed to appropriately safeguard such information. The Company’s policies and procedures include, and are not limited to:

•Information Systems and Cyber Security Policy	•Patch and Change Management
•Cyber Incident Response Policy and Testing	•Annual NIST Risk Assessments
•Business Continuity and Disaster Recovery Plans and Testing	•Annual CIS Benchmarks Assessments
•Vendor Risk Management Policies	•Access to Threat Intelligence
•Remote Access Policy	•Dark Web Monitoring
•Customer Facing Technology Risk Assessments	•Cyber Risk Insurance Policy
•Cyber Security Awareness Training	•Physical Security Policy
•Vulnerability Assessments

The Company uses a layered security structure of processes and technologies to detect, prevent, mitigate, monitor and respond to cybersecurity threats.

Employees undergo cybersecurity training during orientation. Employees and board members receive annual training to promote cybersecurity awareness. All employees are required to abide by our cybersecurity and data protection policies.

To date, the Company has not experienced a material cybersecurity incident.

Governance

Cybersecurity and data protection is essential for the Company to maintain the trust of our customers, team members and stakeholders. The Board of Directors is ultimately responsible for overseeing the Company’s management of cybersecurity risk, including oversight into appropriate risk mitigation, strategies, processes, systems, and controls.

The Company has an IT Team and Cyber Incident Response Team made up of senior managers of the bank and led by the Chief Operating Officer (COO), the Information Security Officer (ISO) and the Security Officer (SO).The COO, ISO and SO are primarily responsible for assessing and managing material risks from cybersecurity threats and are responsible for designing, implementing and maintaining our cybersecurity environment and incident response procedures. The IT Team is responsible for ensuring the Board of Directors and employees are trained annually on cybersecurity and information security awareness and apprised of any emerging threats. Additionally, the IT Team ensures employees are adequately trained on our incident response procedures.

The ISO and SO report to the COO and monthly written Cybersecurity reports are presented to the Board of Directors. At least annually the IT Team leadership and members of the Audit Committee and Board meet strategically to review, and as appropriate, adapt our cybersecurity program to an evolving landscape of emerging threats, evaluate effectiveness of key security controls, assess cybersecurity best practices, and to adopt the annual cybersecurity strategy. A written cybersecurity report and briefing to the full Board is conducted on an annual basis. These reports cover, but are not limited to, the Company’s cybersecurity environment, threats, material cybersecurity risks and events, improvements and effectiveness, the results of periodic testing (both internal and external), and other material matters related to the cybersecurity program.

Embassy Bancorp, Inc.

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

Of the ten (10) offices, the Company currently leases nine (9) of its premises and leases the land at Borough of Macungie branch. The Borough of Macungie branch building is owned by the Company. The Company’s headquarters is located in Bethlehem, PA.

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

	2023		2022
	High	Low	High	Low
First Quarter	$18.70	$16.05	$21.00	$20.01
Second Quarter	$17.00	$12.50	$21.30	$19.00
Third Quarter	$18.00	$14.05	$21.40	$18.80
Fourth Quarter	$15.38	$13.90	$20.36	$18.50

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 22, 2024, there are approximately 828 owners of record of the common stock of the Company.

(c)On July 14, 2023, the Company paid $3,041,266 or $0.40 per share, in an annual cash dividend on its common stock. On July 15, 2022, the Company paid $2,643,640 or $0.35 per share, in an annual cash dividend on its common stock. As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company. See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s shareholder approved Stock Incentive Plan, as of December 31, 2023:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	-	N/A	393,998

(e)Sales of Securities.

None.

Embassy Bancorp, Inc.

(f)Repurchase of Equity Securities.

The following table sets forth the number of shares of common stock repurchased by the Company, and the average price paid for such shares, during the fourth quarter of 2023. The Company has not publicly announced any purchase plan or program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2023	N/A	N/A	N/A	N/A
November 1 - 30, 2023	4,644	$14.00	N/A	N/A
December 1 - 31, 2023	4,573	$14.66	N/A	N/A

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

Critical Accounting Estimates and Judgements

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for credit losses “ACL” involves a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, this estimate can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for credit losses. The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. Management believes the allowance for credit losses is adequate and reasonable. For additional discussion concerning the Company’s allowance for credit losses and related matters, see “Provision for Credit Losses” and “Allowance for Credit Losses” in Notes 1 and 3 to the consolidated financial statements. Given the very subjective nature of identifying and valuing credit losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such

Embassy Bancorp, Inc.

agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

OVERVIEW

The Company’s assets increased by $16.3 million from $1.64 billion at December 31, 2022 to $1.66 billion at December 31, 2023. The increase was due to a $11.6 million increase in cash and cash equivalents, an increase of $45.4 million in net loans receivable (excluding PPP loans), offset by a decrease of $40.9 million in securities available for sale. The increase in cash and cash equivalents was primarily due to the increase in short term borrowings of $35.0 million and $55.7 million in principal pay downs on mortgage-backed securities, calls, and maturities within the securities available for sale portfolio, offset by a decrease of $44.9 million in deposits, the purchases of available for sale securities of $4.9 million, and net loan growth (excluding PPP) of $45.4 million. The $40.9 million decrease in securities was net of a decrease in unrealized losses of $9.4 million. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio.

Net loans receivable (excluding PPP loans) increased by $45.4 million to $1.24 billion at December 31, 2023, as compared to $1.20 billion at December 31, 2022. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See expanded discussion under the Financial Condition: Loans section below.

The Company's deposits decreased by $44.9 million from $1.52 billion at December 31, 2022 to $1.48 billion at December 31, 2023. The decrease in deposits was due to a $53.1 million decrease in non-interest bearing deposits, offset by an increase of $8.3 million in interest bearing deposits. The shift out of non-interest bearing deposits and savings into time deposits is primarily due to time deposits currently yielding higher rates due to the current rate environment. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which serves to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. Even with a year to year shift in overall deposit balances, the Company continues to attract new deposit relationships. Also contributing to the Company’s success to attract new deposit relationships is the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and

Embassy Bancorp, Inc.

efficiency of our branch network and branch personnel. The Company continues to gain new deposit opportunities created by mergers in prior years, name changes, competitive branch hour and service adjustments and/or closures in the Company’s market area, and attracting new customers looking to relocate to a local, reputable community bank.

The Company’s net income decreased $5.0 million, or 28.5%, to $12.7 million in 2023 from $17.7 million in 2022. Basic and diluted earnings per share decreased to $1.67 in 2023, as compared to $2.34 in 2022. The difference in net income for the year ended December 31, 2023 and December 31, 2022 resulted primarily from an increase in interest expense of $14.0 million, or 341.6%, due to the rapid increased rate environment, and an increase in non-interest expenses; offset, to a lesser degree, by an increase in interest income, an increase in non-interest income, and a decrease in the (credit) provision for credit losses.

The Company believes that there may be future compressions to the net interest margin over the next six to nine months as older time deposits mature at higher interest rates, although this compression could be less significant than prior compression experienced. The Company continues to evaluate and consider implementing various strategies to mitigate the potential impact of future market rate increases or no future market rate decreases. This includes interest rate swaps, adjustments to the investment portfolio, and BOLI transactions. In addition, in order to mitigate against rising non-interest expenses, management is in the process of evaluating the availability and feasibility of various potential operational efficiencies.

Subsequent to the December 31, 2023 balance sheet date, in January 2024, the Company purchased $9.0 million in BOLI policies, and converted $2.0 million in previous BOLI policies to higher yielding BOLI products through a 1035 exchange transaction.

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

2023 Compared to 2022

Total interest income for the year ended December 31, 2023 increased $6.8 million to $57.2 million, as compared to $50.4 million for the year ended December 31, 2022. Average earning assets were $1.56 billion for the year ended

Embassy Bancorp, Inc.

December 31, 2023, as compared to $1.58 billion for the year ended December 31, 2022. The tax equivalent yield on average earning assets was 3.69% for the year ended December 31, 2023, compared to 3.22% for the year ended December 31, 2022.

Total interest expense for the year ended December 31, 2023 increased $14.0 million to $18.1 million, as compared to $4.1 million for the year ended December 31, 2022. Average interest bearing liabilities were $1.17 billion for the year ended December 31, 2023, as compared to $1.16 billion for the year ended December 31, 2022. The yield on average interest bearing liabilities was 1.55% and 0.35% for the years ended December 31, 2023 and December 31, 2022, respectively.

Net interest income for the year ended December 31, 2023 was $39.0 million, compared to $46.3 million for the year ended December 31, 2022. The decrease in net interest income is, in part, the result of a decrease in the interest and fee income from PPP loans, a decrease in the average balances of taxable and non-taxable investments, a decrease in the average balance of interest bearing deposits with banks and fed funds sold, an increase in the balance of certificates of deposit, an increase in the balance of money markets, and an increase in short-term FHLB borrowings, along with an increase in the rates of interest bearing demand deposits, NOW, money market, savings, and certificates of deposit. The decrease in net interest income was offset by an increase in the balances and rates of taxable and non-taxable loans, along with an increase in the rate of taxable and non-taxable loans, taxable and non-taxable investments, federal funds sold, and interest bearing deposits with banks. Also, offsetting the decrease in net interest income was a decrease in the balance of interest bearing demand deposits, NOW, savings, and long term FHLB borrowings. The Company’s net interest margin is 2.50% on a US GAAP basis and 2.53% on a tax equivalent (non-US GAAP) basis for the year ended December 31, 2023, as compared to 2.94% on a US GAAP basis and 2.96% on a tax equivalent (non-US GAAP) basis for the year ended December 31, 2022.

Embassy Bancorp, Inc.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2023			Year Ended December 31, 2022

	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

				(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$1,211,559	$47,976	3.96%	$1,145,441	$41,813	3.65%
Loans - Paycheck Protection Program	86	1	1.16%	1,852	184	9.94%
Loans - non-taxable (1)	22,413	744	4.20%	6,451	209	4.10%
Investment securities - taxable	267,098	6,127	2.29%	290,357	5,921	2.04%
Investment securities - non-taxable (1)	40,255	1,223	3.84%	41,854	1,196	3.62%
Federal funds sold	827	42	5.11%	1,000	17	1.72%
Interest bearing deposits with banks	21,032	1,044	4.96%	88,996	1,045	1.17%

TOTAL INTEREST EARNING ASSETS	1,563,270	57,157	3.69%	1,575,951	50,385	3.22%

Less allowance for credit losses	(12,622)			(11,869)
Other assets	74,801			71,313

TOTAL ASSETS	$1,625,449			$1,635,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$241,524	$1,791	0.74%	$247,379	$184	0.07%
Savings	567,686	3,283	0.58%	751,101	2,189	0.29%
Certificates of deposit	342,387	12,540	3.66%	148,661	1,687	1.13%
Securities sold under agreements to repurchase and other borrowings	16,394	504	3.07%	15,437	43	0.27%

TOTAL INTEREST BEARING LIABILITIES	1,167,991	18,118	1.55%	1,162,578	4,103	0.35%

Non-interest bearing demand deposits	342,746			357,184
Other liabilities	21,521			17,801
Stockholders' equity	93,191			97,832

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,625,449			$1,635,395

Net interest income		$39,039			$46,282
Tax equivalent adjustments:
Loans		198			56
Investments		325			318
Total tax equivalent adjustments		523			373
Net interest income on a tax equivalent basis		$39,562			$46,655
Net interest spread (US GAAP basis)			2.10%			2.84%
Net interest margin (US GAAP basis)			2.50%			2.94%
Net interest spread (non-US GAAP basis) (3)			2.14%			2.87%
Net interest margin (non-US GAAP basis) (3)			2.53%			2.96%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2023 and 2022, respectively.
(2) The average balance of taxable loans includes loans in which interest is no longer accruing.
(3) Non-US GAAP net interest spread and net interest margin are calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2023 and 2022, respectively.

Embassy Bancorp, Inc.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2023 vs. 2022
	Increase (decrease) due to changes in:
	(In Thousands)

	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$2,414	$3,749	$6,163
Loans - Paycheck Protection Program	(175)	(8)	(183)
Loans - non-taxable	517	18	535
Investment securities - taxable	(474)	680	206
Investment securities - non-taxable	(46)	73	27
Federal funds sold	(3)	28	25
Interest bearing deposits with banks	(798)	797	(1)
Total net change in income on
interest-earning assets	1,435	5,337	6,772

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	(4)	1,611	1,607
Savings	(535)	1,629	1,094
Certificates of deposit	2,198	8,655	10,853
Total deposits	1,659	11,895	13,554
Securities sold under agreements to
repurchase and other borrowings	3	458	461
Total net change in expense on
interest-bearing liabilities	1,662	12,353	14,015
Change in net interest income	$(227)	$(7,016)	$(7,243)

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

Embassy Bancorp, Inc.

and forecasted economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

The allowance consists of a collectively evaluated component and an individually evaluated component. The collectively evaluated component covers non-classified loans and classified loans not considered loans individually evaluated for credit losses, and is based on historical loss experience adjusted for forecasting factors and qualitative factors. The individually evaluated component relates to loans that are classified as loans individually evaluated for credit losses and/or restructured. For loans that are classified as loans individually evaluated for credit losses, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loans individually evaluated for credit losses is lower than the carrying value of that loan.

For additional information on ASC Topic 326, see Note 1 “Summary of Significant Accounting Policies.”.

For the year ended December 31, 2023, the credit for credit losses was $178 thousand, compared to the provision for credit losses of $895 thousand for the year ended December 31, 2022. In the year ended December 31, 2023, there were no charge-offs and $2 thousand in recoveries, compared to no charge-offs and $70 thousand in recoveries for the year ended December 31, 2022. The (credit) provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its December 31, 2023 allowance for credit loss levels. The allowance for credit losses is $12.5 million as of December 31, 2023, which is 0.99% of total loans receivable, compared to $12.4 million or 1.03% of total loans receivable as of December 31, 2022. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

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

Total non-interest income was $2.6 million for the year ended December 31, 2023, compared to $2.3 million for the same period in 2022. The increase is, in part, attributable to an increase in bank owned life insurance of $212 thousand primarily due to an increase in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets, offset by death benefit proceeds during the year ended December 31, 2022. Also, contributing to the increase in non-interest income is an increase of $6 thousand in merchant and credit card processing, an increase of $8 thousand in debit card interchange fees, and an increase of $60 thousand in other service fees due, in part, to an expanding customer base, overdraft fees, and early withdrawal time deposit penalties.

As the deposit customer account base continues to grow and the Company continues to mature and develop additional sources of fee income, non-interest income is expected to become a larger contributor to the overall profitability of the Company. Currently, and unlike many in the industry, the Company does not derive additional non-interest fee income by selling its mortgages in the secondary market, nor does it offer trust or investment/brokerage services to its customers, that traditionally increase non-interest income.

Embassy Bancorp, Inc.

Non-interest Expense

Non-interest expenses represent the normal operating expenses of the Company. These expenses include salaries, employee benefits, occupancy, equipment, data processing, advertising and other expenses related to the overall operation of the Company.

Non-interest expenses for the year ended December 31, 2023 was $26.4 million, compared to $25.7 million for the year ended December 31, 2022. The increase in non-interest expenses is, in part, attributable to a $369 thousand increase in salaries and employee benefits due to annual increases in salaries and benefits, retirement contributions, employee taxes, health insurance cost, and stock grant expenses, offset by a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $139 thousand in occupancy and equipment, an increase of $177 thousand in advertising and promotion expenses, an increase of $139 thousand in professional fees, and an increase of $292 thousand in FDIC insurance. These increases in non-interest expenses were offset, in part, by a $266 thousand decrease in data processing due to switching to a new online platform provider in August 2022 and a decrease in data communication costs, offset by an increase in escrow management services due to the implementation costs from migration to a new vendor and an increase in data processing maintenance contracts. Additional decreases in non-interest expenses were due to a decrease of $192 thousand in other expenses due to telephone expenses, copier expense, correspondent bank fees, key man life insurance expense, and bank shares taxes, offset by increases in other operating expenses, debit card production expense, debit card fraud, check fraud, and wire fraud losses. The Company’s efficiency ratio was 63.3% and 52.9% for the year ending December 31, 2023 and 2022, respectively.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.8 million and $4.3 million for December 31, 2023 and December 31, 2022. The effective rate on income taxes for the years ended December 31, 2023 and 2022 was 18.1% and 19.5%, respectively. The decrease in the tax rate is, in part, the result of an increase in income on bank owned life insurance and the result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is generally structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of December 31, 2023. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The liquidity of the portfolio has been impacted by the increase in market interest rates. Selling of securities would not be a primary source of short term liquidity needs given the unrealized losses currently in the portfolio.

The Company’s securities portfolio was $276.1 million at December 31, 2023, a $40.9 million decrease from securities of $317.0 million at December 31, 2022. The decrease in the investment portfolio resulted from principal pay downs on mortgage-backed securities, the maturity of one (1) taxable municipal bond, the maturity of six (6) Treasury bonds, the maturity of five (5) government agency bonds, and the call of one (1) non-taxable municipal bond

Embassy Bancorp, Inc.

totaling $55.7 million; offset by the purchase of four (4) Treasury bonds totaling $4.9 million, as well as a decrease in unrealized losses of $9.4 million. The carrying value of the securities portfolio as of December 31, 2023 includes a net unrealized loss of $55.3 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $64.7 million at December 31, 2022. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since initial purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell securities in an unrealized loss position at December 31, 2023. Further, management reviewed the Company's securities as of December 31, 2023 and concluded there were no credit-related declines in fair value. The effective duration of the securities portfolio is between 7 to 8 years at December 31, 2023.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2023 and December 31, 2022.

	2023	2022

	(In Thousands)

U.S. Treasury securities	$14,590	$16,771
U.S. Government agency obligations	2,339	32,551
Municipal securities	60,796	58,617
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - commercial	442	434
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	197,893	208,619
Total Securities Available for Sale	$276,060	$316,992

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2023. Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Treasury securities	$4,893	3.05%	$9,697	2.88%	$-	-	$-	-	$14,590	2.94%
U.S. Government agency
obligations	-	-	2,339	1.28%	-	-	-	-	2,339	1.28%
Municipal securities	370	5.06%	2,256	2.65%	5,254	3.63%	52,916	2.99%	60,796	3.04%
U.S. GSE - Mortgage-
backed securities-
commercial	-	-	-	-	442	2.39%	-	-	442	2.39%
U.S. GSE - Mortgage-
backed securities-
residential	-	-	4,942	2.71%	64,109	1.92%	128,842	1.77%	197,893	1.84%
Total Debt Securities	$5,263	3.19%	$19,234	2.61%	$69,805	2.05%	$181,758	2.12%	$276,060	2.16%

Embassy Bancorp, Inc.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable (excluding PPP loans) increased by $45.4 million to $1.24 billion at December 31, 2023 from $1.20 billion at December 31, 2022. The gross loan-to-deposit ratio increased to 85% at December 31, 2023, compared to 79% at December 31, 2022. The Company’s loan portfolio at December 31, 2023 was comprised of residential real estate and consumer loans of $663.7 million, an increase of $18.9 million from December 31, 2022, and commercial loans of $589.8 million, an increase of $26.2 million from December 31, 2022. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans. The Company was a participant in the SBA PPP to support the needs of its small business clients. PPP loans receivable at December 31, 2022 was $286 thousand. There was no outstanding PPP loans as of December 31, 2023.

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2023 and 2022. All of the Company’s loans are to domestic borrowers.

	December 31, 2023		December 31, 2022
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$539,034	43.00%	$507,300	41.98%
Commercial construction	16,840	1.34%	16,761	1.39%
Commercial	33,951	2.71%	39,520	3.27%
Residential real estate	663,127	52.90%	643,975	53.30%
Consumer	565	0.05%	782	0.06%

Gross loans	1,253,517	100.00%	1,208,338	100.00%
Unearned origination costs	522		275
Allowance for credit losses	(12,461)		(12,449)

Net Loans	$1,241,578		$1,196,164

The following table shows the maturities of the commercial and consumer loan portfolios and the loans subject to interest rate fluctuations at December 31, 2023.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

	(In Thousands)

Commercial real estate	$36,714	$336,405	$165,112	$803	$539,034
Commercial construction	7,148	9,692	-	-	16,840
Commercial	9,683	20,466	3,596	206	33,951
Residential Real Estate	6,505	26,346	395,188	235,088	663,127
Consumer	72	431	22	40	565

	$60,122	$393,340	$563,918	$236,137	$1,253,517

Fixed Rates	$43,751	$389,808	$563,896	$222,572	$1,220,027
Variable Rates	16,371	3,532	22	13,565	33,490

	$60,122	$393,340	$563,918	$236,137	$1,253,517

Embassy Bancorp, Inc.

Credit Risk and Loan Quality

The Company’s allowance for credit losses increased slightly to $12.5 million at December 31, 2023 from $12.4 million at December 31, 2022. At December 31, 2023 and December 31, 2022, the allowance for credit losses represented 0.99% and 1.03% of total loans receivable, respectively. The Company’s non-performing loans to total loans receivable were 0.03% at December 31, 2023, compared to 0.20% at December 31, 2022. At December 31, 2023, approximately 96% of the Company’s loan portfolio is collateralized by real estate.

The aggregate balances on non-performing loans are included in the following table. Troubled debt restructurings for periods prior to January 1, 2023, included in the following table, represent loans where the Company, for economic or legal reasons related to the debtor’s financial difficulties, has granted a concession to the debtor that it would not otherwise consider. At December 31, 2023, the Company had no foreclosed assets and had one (1) recorded investment in a mortgage loan collateralized by residential real estate property in the process of foreclosure in the amount of $121 thousand, compared to none at December 31, 2022, the Company had no foreclosed assets or recorded investment in mortgage loans collateralized by residential real estate property in the process of foreclosure.

The Company had no charge-offs in 2023 and 2022 and had recoveries of $2 thousand and $70 thousand in 2023 and 2022, respectively.

Our loan portfolio includes a large amount of commercial real estate loans. Management believes the commercial real estate loan portfolio is well-diversified. At December 31, 2023 and 2022, high volatility commercial real estate exposures were $7.4 million and $6.6 million, respectively. Commercial real estate loans are originated primarily within Lehigh and Northampton counties, are within the Company’s underwriting criteria, and generally include the guarantee of one or more of the borrowers’ affiliates. At December 31, 2023, the Company’s office space portfolio included no exposure to properties in major metropolitan markets. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. The Company monitors these types of loans closely, obtaining updated appraisals on loans when required. As detailed in the Allowance for Credit Losses table, the Company had no charge-offs in this category in 2023 or 2022. The Company believes it has taken the appropriate steps to implement appropriate risk management practices for its commercial real estate loan portfolio, which are subject to regulatory examination.

The details for the non-performing loans and assets are included in the following table:

	December 31,

	2023	2022

	(Dollars In Thousands)

Non-accrual - commercial	$-	$-
Non-accrual - consumer	366	192
Restructured, accruing interest	-	2,182
Loans past due 90 or more days, accruing interest	-	-
Total nonperforming loans	366	2,374
Foreclosed assets	-	-
Total nonperforming assets	$366	$2,374
Nonperforming loans to total loans (excluding PPP loans)	0.03%	0.20%
Nonperforming assets to total assets	0.02%	0.14%
Non-accrual loans to total loans (excluding PPP loans)	0.03%	0.02%
Allowance to non-accrual loans	3404.64%	6483.85%
Net charge-offs (recoveries) to average loans (excluding PPP loans)	0.00%	0.00%

Embassy Bancorp, Inc.

Allowance for Credit Losses

The Company adopted the ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326)” (“CECL”) on January 1, 2023. The cumulative effect from the adoption of CECL was a $188 thousand increase to the allowance for credit losses. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels, as of December 31, 2023, the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for credit losses as new information becomes available.

As of December 31, 2023, the Company had $3.3 million of individually evaluated loans (defined as those loans that do not share the same risk characteristics as the remaining pooled portfolio and legacy debt restructurings) compared to $3.2 million at December 31, 2022. Most of the Company’s individually evaluated loans required no specific reserves due to adequate collateral. As of December 31, 2023, the Company had individually evaluated loans of $778 thousand requiring a specific reserve of $195 thousand. As of December 31, 2022, the Company had impaired loans of $1.0 million requiring a specific reserve of $169 thousand.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable (excluding PPP loans) portfolio:

	December 31,
	2023	2022

	(Dollars In Thousands)

Loans receivable at end of year	$1,254,039	$1,208,613

Allowance for credit losses:
Balance, beginning	$12,449	$11,484
Cumulative effect of change in accounting principle	188	-
(Credit) provision for credit losses	(178)	895
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total charged off	-	-
Recoveries of loans previously charged-off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	2	70
Consumer	-	-
Total recoveries	2	70
Net charged off	2	70
Balance at end of year	$12,461	$12,449

Allowance for credit losses to loans
receivable at end of year	0.99%	1.03%

Embassy Bancorp, Inc.

Allocation of the Allowance for Credit Losses

The following table details the allocation of the allowance for credit losses to various loan categories (excluding PPP loans). While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2023	December 2022

	(Dollars in Thousands)

Commercial real estate	$6,108	$5,113
Commercial construction	195	200
Commercial	920	1,289
Residential real estate	5,224	4,960
Consumer	14	13
Unallocated	-	874

Total Allowance for Credit Losses	$12,461	$12,449

Deposits

As growth continues, the Company expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2023 were $1.48 billion, a decrease of $44.9 million, or 3.0%, from total deposits of $1.52 billion as of December 31, 2022. The decrease in the Company’s deposits was due to a decrease of $53.1 million in non-interest bearing demand and a $188.3 million decrease in savings deposits; offset by an increase of $188.8 million in time deposits and a $7.8 million increase in interest bearing demand, NOW and money market deposits. The shift from savings and non-interest bearing demand deposits to time deposits is primarily due to higher yielding rates on time deposits, due to the current rate environment. Included in the above mentioned decrease was a $16.1 million decrease in non-interest bearing demand personal deposits and a $37.0 million decrease in non-interest bearing demand business deposits. Included in total deposits at December 31, 2023 were personal deposits of $1.09 billion, business deposits of $293.6 million, and municipal deposits of $89.5 million. Included in total deposits at December 31, 2022 were personal deposits of $1.09 billion, business deposits of $324.1 million, and municipal deposits of $102.6 million. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at December 31, 2023 and December 31, 2022 was $464.3 million and $578.8 million, respectively.

Embassy Bancorp, Inc.

The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2023	December 31, 2022

	(In Thousands)
Demand, non-interest bearing	$328,669	$381,811
Demand, NOW and money market, interest bearing	252,400	244,629
Savings	493,129	681,394
Time, $250 and over	138,765	82,916
Time, other	263,270	130,357

Total deposits	$1,476,233	$1,521,107

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits:

	December 31, 2023		December 31, 2022
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
	(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$241,524	0.74%	$247,379	0.07%
Savings	567,686	0.58%	751,101	0.29%
Certificates of deposit	342,387	3.66%	148,661	1.13%
Total interest bearing deposits	1,151,597	1.53%	1,147,141	0.35%
Non-interest bearing demand deposits	342,746		357,184
Total	$1,494,343		$1,504,325

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $250,000 or more:

	December 31, 2023	December 31, 2022
	(In Thousands)
3 months or less	$52,882	$16,648
Over 3 through 6 months	31,818	13,303
Over 6 through 12 months	44,253	33,269
Over 12 months	9,812	19,696

Total	$138,765	$82,916

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the DIF that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

Embassy Bancorp, Inc.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $78.9 million at December 31, 2023, compared to $67.3 million at December 31, 2022. There are other sources of liquidity that are available to the Company, as well, including those described below.

Additional asset liquidity sources include principal and interest payments from investment securities, unpledged investment securities, and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. Currently, selling of securities would not be a primary source of short term liquidity needs given the unrealized losses in the portfolio. At December 31, 2023, the Company had $276.1 million of available for sale securities, compared to $317.0 million at December 31, 2022. Securities with carrying values of approximately $145.7 million and $147.2 million at December 31, 2023 and December 31, 2022, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At December 31, 2023, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $785.7 million, of which $750.5 million is available for borrowing at December 31, 2023 due to an outstanding short-term FHLB advance of $35.0 million with an interest rate of 5.719% which matured and was repaid on January 2, 2024, as well as an outstanding letter of credit in amount of $135 thousand still outstanding. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no long term FHLB advances outstanding as of December 2023. There were no short-term or long-term FHLB advances outstanding as of December 31, 2022. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2023 and December 31, 2022. Advances from this line are unsecured.

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

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at December 31, 2023 and December 31, 2022. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible ratio drop below 2%. If the Company’s net tangible ratio drops below 0%, the commitment is cancelled.

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

Embassy Bancorp, Inc.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and commitments, lines of credit, and letters of credit made under the same standards as on-balance sheet loan instruments. These off-balance sheet arrangements at December 31, 2023 and December 31, 2022 totaled $191.6 million and $198.4 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. For further information see Note 4, in Item 8 of this report. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $105.7 million as of December 31, 2023, representing a net increase of $17.4 million from December 31, 2022. The increase in capital was the result of net income of $12.7 million, a decrease of $7.4 million in accumulated other comprehensive loss from unrealized losses on available for sale securities, an increase in common stock of $18 thousand, and an increase in surplus of $619 thousand due to stock grants and employee stock purchases with compensation expense, offset by a decrease in retained earnings of $148 thousand from the cumulative effect of the adoption of the CECL accounting principle, a decrease in retained earnings from dividends paid of $3.0 million, and treasury stock purchases of $132 thousand. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $13.91 and $11.64 at December 31, 2023 and December 31, 2022, respectively. The Company’s tangible book value per share not including accumulated other comprehensive loss in the total stockholders’ equity numerator (a non-GAAP measure) was $19.66 and $18.37 at December 31, 2023 and December 31, 2022, respectively. The Company believes this non-GAAP measurement enhances the overall understanding of Company performance and increases comparability of period to period results, but should not be viewed as a substitute for the measure as determined in accordance with GAAP or an inference that future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table presents the computation of this non-GAAP based measure shown together with its most directly comparable GAAP measure:

	December 31, 2023	December 31, 2022
	(Dollars In Thousands Except Per Share Data)
Tangible Book Value Per Share
Total stockholders' equity	$105,655	$88,276
Addback: accumulated other comprehensive loss ("AOCL")	43,700	51,107
Total stockholders' equity not included AOCL (non-GAAP)	$149,355	$139,383

Common stock shares outstanding	7,596,236	7,586,991
Book value per share (most directly comparable GAAP based measure)	$13.91	$11.64
AOCL per share	5.75	6.74
Book value per share not including AOCL (non-GAAP)	$19.66	$18.37

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material adverse effect on the consolidated financial statements.

Embassy Bancorp, Inc.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2023, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2023	December 31, 2022

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$149,299	$139,175
Tier 2, allowable portion of allowance for credit losses	12,461	12,449

Total capital	$161,760	$151,624

Common equity tier 1 capital ratio	13.3%	12.9%
Tier 1 risk based capital ratio	13.3%	12.9%
Total risk based capital ratio	14.5%	14.1%
Tier 1 leverage ratio	8.9%	8.3%

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

The capital ratios to be considered “well capitalized” under the new capital rules are:

•Common equity of 6.5%;

•Tier 1 leverage of 5%;

•Tier 1 risk-based capital of 8%; and

•Total Risk-Based capital of 10%.

The Company qualifies as a small bank holding company and is not subject to the Federal Reserve’s consolidated capital rules, although an institution that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company has elected to continue to report those amounts and ratios.

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2023	December 31, 2022

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$149,355	$139,383
Tier 2, allowable portion of allowance for credit losses	12,461	12,449

Total capital	$161,816	$151,832

Common equity tier 1 capital ratio	13.3%	12.9%
Tier 1 risk based capital ratio	13.3%	12.9%
Total risk based capital ratio	14.5%	14.1%
Tier 1 leverage ratio	8.9%	8.3%

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

		Over 3	Over 1	Over 3
	0 to 3	Months to	Year to	Years to	Over 5
	Months	12 Months	3 Years	5 Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$62,790	$-	$-	$-	$-	$62,790
Investment securities	6,418	14,414	39,920	31,338	186,428	278,518
Loans receivable, gross	83,439	137,266	295,196	226,594	511,544	1,254,039

Total interest-earning assets	152,647	151,680	335,116	257,932	697,972	1,595,347

Interest-bearing liabilities
NOW and money market accounts	28,665	65,077	88,348	36,220	34,090	252,400
Savings	38,395	98,092	169,794	88,705	98,143	493,129
Certificates of deposit	123,075	228,026	48,263	2,671	-	402,035
Other borrowed funds	35,000	-	-	-	-	35,000
Repurchase agreements
and federal funds purchased	15,237	-	-	-	-	15,237

Total interest-bearing liabilities	240,372	391,195	306,405	127,596	132,233	1,197,801

GAP	$(87,725)	$(239,515)	$28,711	$130,336	$565,739	$397,546

CUMULATIVE GAP	$(87,725)	$(327,240)	$(298,529)	$(168,193)	$397,546

GAP TO INTEREST EARNING
ASSETS	-5.50%	-15.01%	1.80%	8.17%	35.46%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-5.50%	-20.51%	-18.71%	-10.54%	24.92%

Embassy Bancorp, Inc.

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2023. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months and personal and business money market accounts reprice every month. Management reviews all assumptions on a periodic basis and believe current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	2.4%
Down 200 basis points	3.5%

Up 100 basis points	-3.6%
Up 200 basis points	-7.8%

Return on Assets and Equity

For the year ended December 31, 2023, the return on average assets was 0.78%, the return on average equity was 13.58%, and the ratio of average shareholders’ equity to average total assets was 5.73%.

For the year ended December 31, 2022, the return on average assets was 1.08%, the return on average equity was 18.09%, and the ratio of average shareholders’ equity to average total assets was 5.98%.

Dividend Payout Ratio

For the years ended December 31, 2023 and 2022, the dividend payout ratio was 24.03% and 14.94%, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Management Report on Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

/s/
	/s/ David M. Lobach, Jr.	/s/ Judith A. Hunsicker
	David M. Lobach, Jr.	Judith A. Hunsicker
	Chairman, President and	First Executive Officer, Chief Operating
	Chief Executive Officer	Officer, Secretary and Chief Financial
	March 28, 2024	Officer
March 28, 2024

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Embassy Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and Subsidiary (Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As described in Note 1 to the Company’s consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of the allowance for credit losses effective January 1, 2023 due to the adoption of ASC 326, Financial Instruments – Credit Losses. Our opinion is not modified with respect to this matter.

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

Embassy Bancorp, Inc.

Allowance for Credit Losses – Loans – Qualitative Factors

Critical Audit Matter Description

As discussed in Notes 1 and 3 to the Company’s consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected credit losses over the estimated life of the existing portfolio of loans. As described in the notes, the allowance for credit losses is measured on a pool basis when similar risk characteristics exist. For the loans collectively evaluated on a pool basis, the allowance for credit losses is estimated via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts.

The qualitative factors used by the Company include factors such as changes in lending policies and procedures, national and local economic conditions, experience, ability and depth of lenders and staff, quality of the loan review system and Board oversight, the volume and severity of past due loans and non-accrual loans, business conditions, portfolio concentrations, and the effect of external factors such as competition, and legal and regulatory requirements. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the qualitative factor component of the allowance for credit losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management involve a high degree of subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included, among others:

•Obtaining an understanding of the relevant controls related to the allowance for credit losses, including controls related to management’s determination and review of the qualitative factors, and the completeness and accuracy of data used in determining qualitative factors.

•Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing to internal and external source data.

•Testing of the mathematical accuracy of the allowance calculation.

•Evaluating the reasonableness of management’s conclusions regarding the appropriateness of the qualitative factor adjustments when compared to the underlying internal and external source data.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2001.

Allentown, Pennsylvania

March 28, 2024

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2023	2022

	(In Thousands, Except Share Data)
Cash and due from banks	$16,133	$21,927
Interest bearing demand deposits with banks	61,790	44,368
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	78,923	67,295
Securities available for sale	276,060	316,992
Restricted investment in bank stock	2,458	995
Loans receivable, net of allowance for credit losses of $12,461 in 2023; $12,449 in 2022	1,241,578	1,196,164
Paycheck Protection Program loans receivable	-	286
Premises and equipment, net of accumulated depreciation	3,734	3,843
Bank owned life insurance	26,310	25,603
Accrued interest receivable	3,298	2,926
Other assets	24,135	26,123
Total Assets	$1,656,496	$1,640,227
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$328,669	$381,811
Interest bearing	1,147,564	1,139,296
Total Deposits	1,476,233	1,521,107
Securities sold under agreements to repurchase	15,237	13,384
Short-term borrowings	35,000	-
Accrued interest payable	7,844	986
Other liabilities	16,527	16,474
Total Liabilities	1,550,841	1,551,951
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2023 issued 7,758,247 shares; outstanding 7,596,236 shares;
2022 issued 7,739,785 shares; outstanding 7,586,991 shares	7,758	7,740
Surplus	28,246	27,627
Retained earnings	116,018	106,551
Accumulated other comprehensive loss	(43,700)	(51,107)
Treasury stock, at cost: 162,011 and 152,794 shares at December 31, 2023 and
December 31, 2022, respectively	(2,667)	(2,535)
Total Stockholders' Equity	105,655	88,276
Total Liabilities and Stockholders' Equity	$1,656,496	$1,640,227

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2023	2022

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans, including fees	$48,720	$42,022
Paycheck Protection Program loans, including fees	1	184
Securities, taxable	6,127	5,921
Securities, non-taxable	1,223	1,196
Short-term investments, including federal funds sold	1,086	1,062
Total Interest Income	57,157	50,385
INTEREST EXPENSE
Deposits	17,614	4,060
Securities sold under agreements to repurchase and
federal funds purchased	292	24
Short-term borrowings	212	-
Long-term borrowings	-	19
Total Interest Expense	18,118	4,103
Net Interest Income	39,039	46,282
(CREDIT) PROVISION FOR CREDIT LOSSES	(178)	895
Net Interest Income after (Credit) Provision for Credit Losses	39,217	45,387
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	362	356
Debit card interchange fees	895	887
Other service fees	636	576
Bank owned life insurance	736	524
Total Other Non-Interest Income	2,629	2,343
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	13,772	13,403
Occupancy and equipment	3,894	3,755
Data processing	2,954	3,220
Advertising and promotion	986	809
Professional fees	1,073	934
FDIC insurance	760	468
Loan & real estate	215	214
Charitable contributions	931	936
Other	1,806	1,998
Total Other Non-Interest Expenses	26,391	25,737

Income before Income Taxes	15,455	21,993
INCOME TAX EXPENSE	2,799	4,291
Net Income	$12,656	$17,702

BASIC EARNINGS PER SHARE	$1.67	$2.34

DILUTED EARNINGS PER SHARE	$1.67	$2.34

DIVIDENDS PER SHARE	$0.40	$0.35

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2023		2022

	(In Thousands)

Net Income		$12,656		$17,702
Change in Accumulated Other Comprehensive Loss:
Unrealized holding gain (loss)
on securities available for sale	9,376		(63,181)
Less: reclassification adjustment
for realized gains	-		-
	9,376		(63,181)
Income tax effect	(1,969)		13,268
Net unrealized gain (loss)	7,407		(49,913)
Other comprehensive income (loss), net of tax		7,407		(49,913)
Comprehensive Income (Loss)		$20,063		$(32,211)

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023 and 2022

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2021	$7,688	$26,963	$91,493	$(1,194)	$(2,435)	$122,515
Net income	-	-	17,702	-	-	17,702
Other comprehensive loss, net of tax	-	-	-	(49,913)	-	(49,913)
Dividend declared and paid, $0.35 per share	-	-	(2,644)	-	-	(2,644)
Exercise of stock options, 33,890 shares	34	242	-	-	-	276
Stock tendered for funding exercise of
stock options, 8,046 shares	(8)	(146)	-	-	-	(154)
Common stock grants to directors,
10,701 shares	11	212	-	-	-	223
Common stock grants to officers, 11,931 shares
and compensation expense recognized on
stock grants, net of unearned compensation
expense of $642	12	292	-	-	-	304
Shares issued under employee stock purchase plan, 3,390 shares	3	64	-	-	-	67
Purchase treasury stock, 883 shares
at $20.79 per share, 4,060 shares at $18.79
per share, and 293 at $18.67 per share	-	-	-	-	(100)	(100)
BALANCE - DECEMBER 31, 2022	$7,740	$27,627	$106,551	$(51,107)	$(2,535)	$88,276

BALANCE - DECEMBER 31, 2022	$7,740	$27,627	$106,551	$(51,107)	$(2,535)	$88,276
Net income	-	-	12,656	-	-	12,656
Other comprehensive income, net of tax	-	-	-	7,407	-	7,407
Dividend declared and paid, $0.40 per share	-	-	(3,041)	-	-	(3,041)
Common stock grants to directors,
13,877 shares	14	243	-	-	-	257
Compensation expense recognized on stock grants, net of unearned compensation expense of $332	-	311	-	-	-	311
Shares issued under employee stock purchase plan, 4,587 shares	4	65	-	-	-	69
Purchase treasury stock, 4,644 shares at
$14.00 per share and 4,573 shares at
$14.66 per share	-	-	-	-	(132)	(132)
Cumulative effect from change in accounting principle – CECL (See Note 1)	-	-	(148)	-	-	(148)
BALANCE - DECEMBER 31, 2023	$7,758	$28,246	$116,018	$(43,700)	$(2,667)	$105,655

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,656	$17,702
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) Provision for credit losses	(178)	895
Amortization of deferred loan costs	234	182
Accretion of deferred Paycheck Protection Program loan fees	-	(165)
Depreciation	915	883
Net accretion of investment security premiums and discounts	(559)	(405)
Stock compensation expense	568	527
Income on bank owned life insurance	(736)	(524)
Deferred income taxes	(84)	(348)
Increase in accrued interest receivable	(372)	(323)
Decrease in other assets	1,054	1,778
Increase in accrued interest payable	6,858	334
Decrease in other liabilities	(858)	(625)
Net Cash Provided by Operating Activities	19,498	19,911
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(4,874)	(93,347)
Maturities, calls and principal repayments of securities available for sale	55,741	23,843
Net increase in loans	(45,658)	(100,686)
Net decrease in Paycheck Protection Program loans	286	8,447
Net (purchase) redemption of restricted investment in bank stock	(1,463)	429
Purchases of premises and equipment	(806)	(719)
Death benefit proceeds on bank owned life insurance	29	717
Net Cash Provided by (Used in) Investing Activities	3,255	(161,316)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(44,874)	54,082
Net increase in securities sold under agreements to repurchase	1,853	2,132
Proceeds from Employee Stock Purchase Plan	69	67
Increase in short-term borrowed funds	35,000	-
Repayment of long-term borrowed funds	-	(14,651)
Purchase of treasury stock	(132)	(100)
Exercise of stock options, net of payment for stock tendered	-	122
Dividends paid	(3,041)	(2,644)
Net Cash (Used in) Provided by Financing Activities	(11,125)	39,008
Net Increase (Decrease) in Cash and Cash Equivalents	11,628	(102,397)
CASH AND CASH EQUIVALENTS - BEGINNING	67,295	169,692
CASH AND CASH EQUIVALENTS - ENDING	$78,923	$67,295

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$11,260	$3,769
Income taxes paid	$3,352	$4,268
Non-cash Investing and Financing Activities:
Right of use assets obtained in exchange for new operating lease liabilities	$911	$-

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

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

Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Unrealized gains and losses are reported as increases or decreases in other comprehensive income (loss). Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2023. No impairment charge was taken related to the FHLB or ACBB restricted stock as of December 31, 2022.

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

Allowance for Credit Losses

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

Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is adequate.

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

Embassy Bancorp, Inc.

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

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments, if required, is included in other liabilities on the Consolidated Balance Sheets and the related credit expense is recorded in other non-interest expense in the Consolidated Statements of Income. There was no allowance required for credit losses on off-balance sheet commitments as of December 31, 2023.

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale (“AFS”) that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this

Embassy Bancorp, Inc.

assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company did not record an allowance for AFS securities on January 1, 2023 or December 31, 2023 as the investment portfolio consists primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds and Treasury bonds in which credit risk is deemed minimal. The securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios, as well as the economic conditions at future reporting periods. See Note 2 – Securities Available For Sale.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the collectability of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $2.3 million at December 31, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $968 thousand at December 31, 2023 and is excluded from the estimate of credit losses.

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for credit losses at the time of acquisition. After foreclosure, valuations are periodically performed and the assets are carried at the lower of cost or fair value less cost to sell. Changes in the valuation allowance on foreclosed assets are included in other non-interest income. Costs to maintain the assets are included in other non-interest expenses. Any gain or loss realized upon disposal of other real estate owned is included in other non-interest income. There were no foreclosed assets as of December 31, 2023 and 2022.

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

Embassy Bancorp, Inc.

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

	Year Ended December 31,
	2023	2022

	(Dollars In Thousands, Except Per Share Data)

Net income	$12,656	$17,702

Weighted average shares outstanding	7,599,729	7,554,790
Dilutive effect of potential common
shares, stock options	-	16,438
Diluted weighted average common
shares outstanding	7,599,729	7,571,228
Basic earnings per share	$1.67	$2.34
Diluted earnings per share	$1.67	$2.34

Embassy Bancorp, Inc.

There were no stock options not considered in computing diluted earnings per common share for the years ended December 31, 2023 and December 31, 2022.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 6 consecutive months of service during which at least 500 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four year period. The Company’s contributions to the Plan for the years ended December 31, 2023 and 2022 were $316 thousand and $284 thousand, respectively.

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Comprehensive Income (Loss)

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

Embassy Bancorp, Inc.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2023 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements. Subsequent to year end, in January 2024 the Company purchased $9.0 million of new bank owned life insurance policies, and in February 2024 converted $2.0 million in previous BOLI policies to higher yielding BOLI products through a 1035 exchange transaction. Also subsequent to year end, in January 2024 the Company paid off the FHLB short-term borrowings of $35.0 million, as described in Note 8.

Reclassification

Certain amounts in the 2022 consolidated financial statements may have been reclassified to conform to 2023 presentation. These reclassifications had no effect on 2022 net income.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows at December 31, 2023 and 2022, respectively:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2023 :
U.S. Treasury securities	$14,867	$-	$(277)	$14,590
U.S. Government agency obligations	2,463	-	(124)	2,339
Municipal bonds	73,128	73	(12,405)	60,796
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	-	(67)	442
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	240,409	2	(42,518)	197,893
Total	$331,376	$75	$(55,391)	$276,060

December 31, 2022 :
U.S. Treasury securities	$17,217	$-	$(446)	$16,771
U.S. Government agency obligations	34,069	-	(1,518)	32,551
Municipal bonds	73,958	112	(15,453)	58,617
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	510	-	(76)	434
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	255,930	2	(47,313)	208,619
Total	$381,684	$114	$(64,806)	$316,992

Embassy Bancorp, Inc.

The amortized cost and fair value of securities as of December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$5,324	$5,263
Due after one year through five years	14,724	14,292
Due after five years through ten years	5,487	5,254
Due after ten years	64,923	52,916
	90,458	77,725
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	442
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	240,409	197,893
	$331,376	$276,060

There were no sales of securities for the years ended December 31, 2023 and December 31, 2022.

Securities with a carrying value of $145.7 million and $147.2 million at December 31, 2023 and December 31, 2022, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and December 31, 2022, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2023 :	(In Thousands)
U.S. Treasury securities	$-	$-	$14,590	$(277)	$14,590	$(277)
U.S. Government agency obligations	-	-	2,339	(124)	2,339	(124)
Municipal bonds	5,561	(201)	52,267	(12,204)	57,828	(12,405)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	-	-	442	(67)	442	(67)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	-	-	197,796	(42,518)	197,796	(42,518)
Total Temporarily Impaired Securities	$5,561	$(201)	$267,434	$(55,190)	$272,995	$(55,391)

December 31, 2022 :
U.S. Treasury securities	$16,771	$(446)	$-	$-	$16,771	$(446)
U.S. Government agency obligations	-	-	32,551	(1,518)	32,551	(1,518)
Municipal bonds	32,103	(6,308)	22,099	(9,145)	54,202	(15,453)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	434	(76)	-	-	434	(76)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	32,203	(3,166)	176,281	(44,147)	208,484	(47,313)
Total Temporarily Impaired Securities	$81,511	$(9,996)	$230,931	$(54,810)	$312,442	$(64,806)

The Company had one hundred eighty nine (189) securities in an unrealized loss position at December 31, 2023 and one hundred ninety four (194) securities in an unrealized loss position at December 31, 2022. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors and the Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increased market interest rates due to the current economic conditions, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at December 31, 2023.

Note 3 – Loans Receivable and Credit Quality

At December 31, 2023 the Company had no outstanding PPP loans and $286 thousand of PPP loans at December 31, 2022 presented separately from loans receivable on the Consolidated Balance Sheets.

Embassy Bancorp, Inc.

The following table presents the composition of loans receivable:

	December 31,
	2023	2022

	(In Thousands)

Commercial real estate	$539,034	$507,300
Commercial construction	16,840	16,761
Commercial	33,951	39,520
Residential real estate	663,127	643,975
Consumer	565	782

Total Loans	1,253,517	1,208,338

Unearned net loan origination costs	522	275
Allowance for Credit Losses	(12,461)	(12,449)

Net Loans	$1,241,578	$1,196,164

The following tables detail the activity in the allowance for credit losses at December 31, 2023 and the allowance for loan losses at December 31, 2022:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)
Year Ending December 31, 2023
Beginning Balance - December 31, 2022	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
January 1, 2023 adoption of ASU 2016-13	492	77	(172)	522	19	(750)	188
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	2
Provisions (credits)	503	(82)	(197)	(260)	(18)	(124)	(178)
Ending Balance - December 31, 2023	$6,108	$195	$920	$5,224	$14	$-	$12,461

Allowance for loan losses
Year Ending December 31, 2022
Beginning Balance - December 31, 2021	$4,400	$71	$1,328	$4,718	$14	$953	$11,484
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	70	-	-	70
Provisions (credits)	713	129	(39)	172	(1)	(79)	895
Ending Balance - December 31, 2022	$5,113	$200	$1,289	$4,960	$13	$874	$12,449

Embassy Bancorp, Inc.

The following tables represent the allocation for credit losses (December 31, 2023) and for loan losses (December 31, 2022) and the related loan portfolio disaggregated based on impairment methodology at December 31, 2023 and December 31, 2022:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
December 31, 2023
Allowance for Credit Losses
Ending Balance	$6,108	$195	$920	$5,224	$14	$-	$12,461
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$22	$-	$152	$-	$-	$174
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-	$-	$21
Ending balance: collectively evaluated for impairment	$6,108	$173	$899	$5,072	$14	$-	$12,266

Loans receivables:
Ending balance	$539,034	$16,840	$33,951	$663,127	$565		$1,253,517
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,303	$296	$-	$1,718	$-		$3,317
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-		$21
Ending balance: collectively evaluated for impairment	$537,731	$16,544	$33,930	$661,409	$565		$1,250,179

December 31, 2022
Allowance for Loan Losses
Ending Balance	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
Ending balance: individually evaluated for impairment	$-	$29	$33	$107	$-	$-	$169
Ending balance: collectively evaluated for impairment	$5,113	$171	$1,256	$4,853	$13	$874	$12,280

Loans receivables:
Ending balance	$507,300	$16,761	$39,520	$643,975	$782		$1,208,338
Ending balance: individually evaluated for impairment	$1,371	$303	$240	$1,317	$-		$3,231
Ending balance: collectively evaluated for impairment	$505,929	$16,458	$39,280	$642,658	$782		$1,205,107

Embassy Bancorp, Inc.

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans as of December 31, 2023:

	December 31, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$1,303	$1,543
Commercial construction (1)	55	55
Commercial	-	-
Residential real estate (1)	1,202	1,206
Consumer	-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-
Commercial construction (1)	241	241	22
Commercial (2)	21	21	21
Residential real estate (1)	516	516	152
Consumer	-	-	-
Total:
Commercial real estate	$1,303	$1,543	$-
Commercial construction	296	296	22
Commercial	21	21	21
Residential real estate	1,718	1,722	152
Consumer	-	-	-
	$3,338	$3,582	$195

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

Embassy Bancorp, Inc.

The following table, presented under previously applicable US GAAP, summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2022:

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$1,371	$1,611		$1,395	$66
Commercial construction	55	55		55	3
Commercial	-	-		-	-
Residential real estate	768	772		719	30
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial construction	248	248	29	251	8
Commercial	240	240	33	243	10
Residential real estate	549	549	107	560	20
Consumer	-	-	-	-	-
Total:
Commercial real estate	$1,371	$1,611	$-	$1,395	$66
Commercial construction	303	303	29	306	11
Commercial	240	240	33	243	10
Residential real estate	1,317	1,321	107	1,279	50
Consumer	-	-	-	-	-
	$3,231	$3,475	$169	$3,223	$137

Embassy Bancorp, Inc.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2023 by year of origination:

	2023	2022	2021	2020	2019	Prior	Revolving	Total

	(In Thousands)
Commercial
real estate
Pass	$62,467	$160,257	$58,094	$64,146	$26,835	$157,888	$8,094	$537,781
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,253	-	1,253
Total	62,467	160,257	58,094	64,146	26,835	159,141	8,094	539,034

Commercial
construction
Pass	2,071	8,591	5,412	-	440	30	-	16,544
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	241	55	296
Total	2,071	8,591	5,412	-	440	271	55	16,840

Commercial
Pass	2,236	4,851	2,260	3,312	5,388	9,311	6,572	33,930
Special Mention	-	-	-	-	21	-	-	21
Substandard	-	-	-	-	-	-	-	-
Total	2,236	4,851	2,260	3,312	5,409	9,311	6,572	33,951

Residential
real estate
Pass	75,372	96,032	158,135	142,318	46,035	122,252	21,423	661,567
Special Mention	-	-	-	-	-	443	-	443
Substandard	-	-	-	-	173	944	-	1,117
Total	75,372	96,032	158,135	142,318	46,208	123,639	21,423	663,127

Consumer
Pass	130	118	22	1	13	11	270	565
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	130	118	22	1	13	11	270	565
Total
Loans Receivable	$142,276	$269,849	$223,923	$209,777	$78,905	$292,373	$36,414	$1,253,517

The Company had no loans that were charged off during the year ended December 31, 2023 and therefore no gross charge-off information is presented in the above table.

Embassy Bancorp, Inc.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weaknesses), substandard (well defined weaknesses) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2022.

	Pass	Special Mention	Substandard	Doubtful	Total

	(In Thousands)
December 31, 2022
Commercial real estate	$505,983	$-	$1,317	$-	$507,300
Commercial construction	16,458	-	303	-	16,761
Commercial	39,498	22	-	-	39,520
Residential real estate	642,913	467	595	-	643,975
Consumer	782	-	-	-	782
Total	$1,205,634	$489	$2,215	$-	$1,208,338

The following table presents nonaccrual loans by classes of the loan portfolio:

	December 31, 2023	December 31, 2022

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	366	192
Consumer	-	-
Total	$366	$192

As of December 31, 2023, there were three (3) loans in non-accrual status in the amount of $366 thousand. There was a required related allowance of $66 thousand for these collateral dependent non-accrual loans. Interest income was recognized of $7 thousand for the year ended December 31, 2023.

Embassy Bancorp, Inc.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2023 and 2022, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

December 31, 2023	(In Thousands)
Commercial real estate	$630	$-	$-	$630	$538,404	$539,034	$-
Commercial construction	-	-	-	-	16,840	16,840	-
Commercial	-	-	-	-	33,951	33,951	-
Residential real estate	344	-	193	537	662,590	663,127	-
Consumer	-	-	-	-	565	565	-
Total	$974	$-	$193	$1,167	$1,252,350	$1,253,517	$-
December 31, 2022
Commercial real estate	$-	$-	$-	$-	$507,300	$507,300	$-
Commercial construction	-	-	-	-	16,761	16,761	-
Commercial	32	-	-	32	39,488	39,520	-
Residential real estate	138	-	192	330	643,645	643,975	-
Consumer	-	-	-	-	782	782	-
Total	$170	$-	$192	$362	$1,207,976	$1,208,338	$-

At December 31, 2023, the Company had no foreclosed assets and had one (1) recorded investment in a mortgage loan collateralized by residential real estate property in the process of foreclosure in the amount of $121 thousand. At December 31, 2022, the Company had no foreclosed assets or recorded investment in mortgage loans collateralized by residential real estate property in the process of foreclosure.

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

Embassy Bancorp, Inc.

The following table presents new loan modifications for credit concerns during the year ended December 31, 2023:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Year Ending December 31, 2023
Residential real estate	1	$62	$62
	1	$62	$62

The loan modification listed above had no reserve recorded in the allowance for credit losses at December 31, 2023. The above loan was not past due at December 31, 2023. The borrower was experiencing financial distress and the modification included terming out a home equity line of credit. The home equity line of credit had a rate of 9.00%. The term out home equity line has a rate of 6.49% and a maturity date of December 2038. The above loan represents less than 0.01% of the total residential real estate loans outstanding at December 31, 2023. There is no commitment to lend additional amounts on this modified loan. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were no modifications to borrowers experiencing financial difficulties that were outstanding at December 31, 2023.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2023	2022

	(In Thousands)

Commitments to grant loans, fixed	$13,825	$4,302
Commitments to grant loans, variable	2,650	1,500
Unfunded commitments under lines of credit, fixed	20,850	50,359
Unfunded commitments under lines of credit, variable	145,351	133,065
Standby letters of credit	8,956	9,124

Total	$191,632	$198,350

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

Embassy Bancorp, Inc.

customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

At December 31, 2023 there was no allowance for credit losses required for off-balance sheet arrangements.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2023 and 2022 was $9.0 million and $9.1 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $7.7 million and $7.6 million, respectively. The current amount of the liability as of December 31, 2023 and 2022 for guarantees under standby letters of credit issued is not considered material.

Note 5 - Bank Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
	2023	2022

	(In Thousands)

Furniture, fixtures and equipment	$4,536	$4,226
Leasehold improvements	4,329	4,266
Buildings	1,169	1,169
Computer equipment and data processing software	2,157	2,015
Automobiles	170	170

	12,361	11,846
Accumulated depreciation	(8,627)	(8,003)

	$3,734	$3,843

Note 6 – Deposits

The components of deposits:

	December 31,
	2023	2022

	(In Thousands)

Demand, non-interest bearing	$328,669	$381,811
Demand, NOW and money market, interest bearing	252,400	244,629
Savings	493,129	681,394
Time, $250 and over	138,765	82,916
Time, other	263,270	130,357
Total deposits	$1,476,233	$1,521,107

Embassy Bancorp, Inc.

At December 31, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2024	$353,237
2025	35,074
2026	11,074
2027	985
2028	1,665

$402,035

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

	2023	2022

	(Dollars In Thousands)

Balance outstanding at December 31	$15,237	$13,384
Weighted average interest rate at the end of the year	2.659%	1.038%
Average daily balance during the year	$12,711	$12,879
Weighted average interest rate during the year	2.299%	0.182%
Maximum month-end balance during the year	$15,237	$14,947

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

Embassy Bancorp, Inc.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2023 and December 31, 2022:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2023
Repurchase Agreements:
Corporate Institutions	$15,237	$-	$15,237	$(15,237)	$-	$-

December 31, 2022
Repurchase Agreements:
Corporate Institutions	$13,384	$-	$13,384	$(13,384)	$-	$-

As of December 31, 2023 and December 31, 2022, the fair value of securities pledged was $31.7 million and $26.0 million, respectively.

Note 8 – Short-term and Long-term Borrowings

Federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At December 31, 2023, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $785.7 million, of which $750.5 million is available for borrowing at December 31, 2023 due to an outstanding short-term FHLB advance of $35.0 million with an interest rate of 5.719% which matured and was repaid on January 2, 2024, as well as an outstanding letter of credit in amount of $135 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no long term FHLB advances outstanding as of December 2023. There were no short-term or long-term FHLB advances outstanding as of December 31, 2022. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2023 and December 31, 2022. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at December 31, 2023 and December 31, 2022. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible ratio drop below 2%. If the Company’s net tangible ratio drops below 0%, the commitment is canceled.

Note 9 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer and Chief Financial Officer.

The Company has an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death, or disability. As of December 31, 2023 and 2022, other liabilities include $7.8 million and $7.3 million, respectively, accrued under these plans. For the years

Embassy Bancorp, Inc.

ended December 31, 2023 and 2022, $575 thousand and $637 thousand, respectively, were expensed under these plans.

Note 10 - Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the SIP and extend the term of the SIP for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock, and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At December 31, 2023, there were 393,998 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over a service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the SIP and through the Company’s restricted stock grants activity for the year ended December 31, 2023, there have been 246,115 awards granted. During the years ended December 31, 2023 and 2022 there were 13,877 and 22,632 awards granted, respectively. During the years ended December 31, 2023 and 2022 the Company recognized $568 thousand and $527 thousand in compensation expense for the restricted stock awards.

Embassy Bancorp, Inc.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2023 and 2022 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2021	53,724	$14.38
Granted	22,632	17.60
Vested	(20,590)	13.77
Forfeited	(1,415)	14.55

Non-Vested at December 31, 2022	54,351	$14.38
Granted	13,877	18.50
Vested	(46,793)	15.48
Forfeited	-	-

Non-Vested at December 31, 2023	21,435	$15.26

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted and no outstanding options as of December 31, 2023 and December 31, 2022.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 26,492 shares have been issued as of December 31, 2023. The Company recognized discount expense in relation to the employee stock purchase plan of $3 thousand during the years ending December 31, 2023 and 2022.

Embassy Bancorp, Inc.

Note 11 – Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Year Ended December 31,
	2023			2022

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding gains (losses) on securities available for sale	$9,376	$(1,969)	$7,407	$(63,181)	$13,268	$(49,913)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$9,376	$(1,969)	$7,407	$(63,181)	$13,268	$(49,913)

(A) Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the years ended December 31, 2023 and 2022.

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2023 and 2022
Balance January 1, 2023	$(51,107)
Other comprehensive income before reclassifications	7,407
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	7,407
Balance December 31, 2023	$(43,700)

Balance January 1, 2022	$(1,194)
Other comprehensive loss before reclassifications	(49,913)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(49,913)
Balance December 31, 2022	$(51,107)

Note 12 - Regulatory Matters

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

Embassy Bancorp, Inc.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2023, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2023 and 2022 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2023:
Total capital (to risk-weighted assets)	$161,760	14.5%	$	≥	89,523	≥	8.0%	$	≥	111,904	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	149,299	13.3		≥	50,357	≥	4.5		≥	72,738	≥	6.5
Tier 1 capital (to risk-weighted assets)	149,299	13.3		≥	67,142	≥	6.0		≥	89,523	≥	8.0
Tier 1 capital (to average assets)	149,299	8.9		≥	66,787	≥	4.0		≥	83,483	≥	5.0

December 31, 2022:
Total capital (to risk-weighted assets)	$151,624	14.1%	$	≥	86,159	≥	8.0%	$	≥	107,699	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	139,175	12.9		≥	48,465	≥	4.5		≥	70,004	≥	6.5
Tier 1 capital (to risk-weighted assets)	139,175	12.9		≥	64,619	≥	6.0		≥	86,159	≥	8.0
Tier 1 capital (to average assets)	139,175	8.3		≥	66,976	≥	4.0		≥	83,720	≥	5.0

Embassy Bancorp, Inc.

The Company’s actual capital amounts and ratios at December 31, 2023 and 2022 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2023:
Total capital (to risk-weighted assets)	$161,816	14.5%	$	≥	89,512	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	149,355	13.3		≥	50,350	≥	4.5
Tier 1 capital (to risk-weighted assets)	149,355	13.3		≥	67,134	≥	6.0
Tier 1 capital (to average assets)	149,355	8.9		≥	66,789	≥	4.0

December 31, 2022:
Total capital (to risk-weighted assets)	$151,832	14.1%	$	≥	86,142	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	139,383	12.9		≥	48,455	≥	4.5
Tier 1 capital (to risk-weighted assets)	139,383	12.9		≥	64,606	≥	6.0
Tier 1 capital (to average assets)	139,383	8.3		≥	66,978	≥	4.0

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2023 and 2022 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$14,590	$-	$14,590
U.S. Government agency obligations	-	2,339	-	2,339
Municipal bonds	-	60,796	-	60,796
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	442	-	442
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	197,893	-	197,893
December 31, 2023 Securities available for sale	$-	$276,060	$-	$276,060

U.S. Treasury securities	$-	$16,771	$-	$16,771
U.S. Government agency obligations	-	32,551	-	32,551
Municipal bonds	-	58,617	-	58,617
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	434	-	434
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	208,619	-	208,619
December 31, 2022 Securities available for sale	$-	$316,992	$-	$316,992

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

Embassy Bancorp, Inc.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 and 2022 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)

December 31, 2023 Loans individually evaluated for credit losses	$-	$-	$583	$583
December 31, 2022 Impaired loans	$-	$-	$868	$868

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

At December 31, 2023, of the loans individually evaluated for credit losses having an aggregate balance of $3.3 million, $2.6 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $778 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $195 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2023 and December 31, 2022, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

Embassy Bancorp, Inc.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
December 31, 2023:
Loans individually evaluated for credit losses	$583	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-24.8%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.5%)
December 31, 2022:
Impaired loans	$868	Appraisal of collateral and	Appraisal adjustments (1)	0% to -25% (-25.0%)
		pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)

(1)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(2)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2023 and 2022:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
December 31, 2023:
Financial assets:
Cash and cash equivalents	$78,923	$78,923	$78,923	$-	$-
Securities available-for-sale	276,060	276,060	-	276,060	-
Loans receivable, net of allowance	1,241,578	1,150,233	-	-	1,150,233
Restricted investments in bank stock	2,458	2,458	-	2,458	-
Accrued interest receivable	3,298	3,298	-	3,298	-
Financial liabilities:
Deposits	1,476,233	1,472,497	-	1,472,497	-
Securities sold under agreements to
repurchase and federal funds purchased	15,237	15,237	-	15,237	-
Short-term borrowings	35,000	35,000	-	35,000	-
Accrued interest payable	7,844	7,844	-	7,844	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2022:
Financial assets:
Cash and cash equivalents	$67,295	$67,295	$67,295	$-	$-
Securities available-for-sale	316,992	316,992	-	316,992	-
Loans receivable, net of allowance	1,196,164	1,163,947	-	-	1,163,947
Paycheck Protection Program loans receivable	286	255		-	255
Restricted investments in bank stock	995	995	-	995	-
Accrued interest receivable	2,926	2,926	-	2,926	-
Financial liabilities:
Deposits	1,521,107	1,516,911	-	1,516,911	-
Securities sold under agreements to
repurchase and federal funds purchased	13,384	13,384	-	13,384	-
Accrued interest payable	986	986	-	986	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 14 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families, and affiliated companies (commonly referred to as related parties).

Embassy Bancorp, Inc.

Related parties were indebted to the Company for loans totaling $15.1 million and $15.3 million at December 31, 2023 and 2022, respectively. During 2023, loans totaling $947 thousand were disbursed and loan repayments totaled $974 thousand. During 2023, loan balances of $467 thousand were added to the totals due to the promotion of two executive officers, offset by the deletion of $644 thousand from the loan balances due to the retirement of the Senior Loan Officer.

Deposits with related parties were $14.3 million and $15.4 million at December 31, 2023 and 2022, respectively.

Fees paid to related parties for legal services for the years ended December 31, 2023 and 2022 were approximately $54 thousand and $51 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as disclosed in Note 15.

Note 15 - Lease Commitments

The Company’s leases are all classified as operating leases. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities on the present value of unpaid future minimum lease payments. Additionally, the amounts for the branch leases were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. At December 31, 2023 and 2022 the weighted average discount rate for all operating leases was 3.27% and 2.89%, respectively, with branch leases having a weighted average discount rate of 3.30% and 2.91%, respectively, and equipment leases having a weighted average discount rate of 0.83% and 0.89%, respectively. These leases expire at various dates through July 2031. All operating equipment leases do not have renewal language in their contracts and therefore use the current term. As of December 31, 2023 and 2022, the operating leases overall had a weighted average lease term of 4.50 and 4.95 years, respectively, with the branch leases having a weighted average life of 4.53 and 4.98 years, respectively, and equipment leases having a weighted average life of 1.56 and 2.52 years, respectively.

At December 31, 2023, the Company had right of use assets of $6.5 million (included in other assets) and lease liabilities of $6.6 million (included in other liabilities) and at December 31, 2022, the Company had right of use assets of $7.2 million (included in other assets) and lease liabilities of $7.3 million (included in other liabilities), respectively. The cost for operating leases was $1.8 million for the years ended December 31, 2023 and December 31, 2022, respectively. Operating cash flow paid for lease liabilities was $1.9 million and $1.8 million for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Embassy Bancorp, Inc.

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of December 31, 2023, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2024	$1,156	$685	$39	$1,880
2025	975	698	22	1,695
2026	957	671	-	1,628
2027	592	55	-	647
2028	551	-	-	551
Thereafter	666	-	-	666
Total Payments	4,897	2,109	61	7,067
Less: Discount Amount	370	109	0	479
Total Lease Liability	$4,527	$2,000	$61	$6,588

Rent expense to related parties was $661 thousand for the years ended December 31, 2023 and 2022, respectively, as described in Note 14.

Note 16 - Federal Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2023	2022

	(In Thousands)

Current	$2,883	$4,639
Deferred	(84)	(348)
Income Tax Expense	$2,799	$4,291

A reconciliation of the statutory federal income tax at a rate of 21% as of December 31, 2023 and December 31, 2022 to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2023		2022

	(In Thousands)

	Dollar	%	Dollar	%
Federal income tax at statutory rate	$3,246	21.0%	$4,619	21.0%
Tax-exempt interest	(344)	(2.2)%	(281)	(1.3)%
Bank owned life insurance	(143)	(0.9)%	(90)	(0.4)%
Other	40	0.2%	43	0.2%
Income Tax Expense	$2,799	18.1%	$4,291	19.5%

The Company evaluates its tax positions which is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either

Embassy Bancorp, Inc.

individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2023 and 2022, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The components of the net deferred tax asset (included in other assets) are as follows:

	December 31,
	2023	2022

	(In Thousands)

Deferred tax assets:
Allowance for credit losses	$2,617	$2,614
Deferred compensation	1,628	1,540
Lease liability	1,384	1,541
Unrealized loss on securities available for sale	11,616	13,585
Other	10	17

Total Deferred Tax Assets	17,255	19,297

Deferred tax liabilities:
Premises and equipment	82	73
Prepaid assets	279	287
Deferred loan costs	604	617
Right of use asset	1,360	1,505

Total Deferred Tax Liabilities	$2,325	$2,482

Net Deferred Tax Asset	$14,930	$16,815

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Embassy Bancorp, Inc.

Note 17 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2023	2022
	(In Thousands)
ASSETS

Cash	$443	$548
Other assets	53	49
Investment in subsidiary	105,599	88,067
Total Assets	$106,095	$88,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$440	$388
Stockholders’ equity	105,655	88,276
Total Liabilities and Stockholders’ Equity	$106,095	$88,664

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ending December 31,
	2023	2022
	(In Thousands)

Other expenses	$(613)	$(560)
Equity in net income of banking subsidiary	13,144	18,150
Income before income taxes	12,531	17,590
Income tax benefit	125	112
Net income	$12,656	$17,702

Equity in other comprehensive income (loss) of banking subsidiary	7,407	(49,913)
Comprehensive Income (Loss)	$20,063	$(32,211)

Embassy Bancorp, Inc.

STATEMENT OF CASH FLOWS

	Years Ending December 31,
	2023	2022
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$12,656	$17,702
Adjustments to reconcile net income to net cash used in
operating activities:
Stock compensation expense	568	527
Net change in other assets and liabilities	48	48
Equity in net income of banking subsidiary	(13,144)	(18,150)
Net Cash Provided By Operating Activities	128	127

Cash Flows Provided By Investing Activities:
Dividend from banking subsidiary	2,871	2,495

Cash Flows from Financing Activities:
Exercise of stock options, net of payment for stock
tendered, and proceeds from employee stock
purchase plan	69	189
Purchase of treasury stock	(132)	(100)
Dividends paid	(3,041)	(2,644)

Net Cash Used in Financing Activities	(3,104)	(2,555)
Net (Decrease) Increase in Cash	(105)	67
Cash – Beginning	548	481

Cash - Ending	$443	$548

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2023, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 52 of this report, and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Governance of the Company,” “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors”, “Report of Audit Committee” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2024 annual meeting of shareholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation,” “Agreements with Executive Officers” and “Pay versus Performance” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2024 annual meeting of shareholders.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2024 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2024 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2024 annual meeting of shareholders.

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
10.6

Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K filed on March 17, 2023).

10.7	Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates LLC.
10.8

Lease Renewal dated February 17, 2017 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K filed on March 17, 2023).

10.9	Lease Expansion Agreement dated June 15, 2018 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC.
10.10	Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated May 24, 2018.
10.11	Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated May 24, 2018.
10.12

Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.14 of Registrant's Form 10-K filed on March 18, 2022).

10.13

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 21, 2011 (Incorporated by reference to Exhibit 10.15 of Registrant's Form 10-K filed on March 17, 2023).

10.14

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated November 19, 2010 (Incorporated by reference to Exhibit 10.16 of Registrant's Form 10-K filed on March 18, 2022).

10.15

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013 (Incorporated by reference to Exhibit 10.27 of Registrant’s Form 10-K filed on March 13, 2019).

10.16

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 23, 2014 (Incorporated by reference to Exhibit 10.29 of Registrant’s Form 10-K filed on March 11, 2020).

10.17

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

10.19

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

10.21

Amendment No. 1 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2016 (Incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K filed on March 18, 2022).

10.22

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 20, 2017 (Incorporated by reference to Exhibit 10.27 of Registrant's Form 10-K filed on March 17, 2023).

10.23	Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2018.
10.24

Amendment No. 4 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 18, 2020 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 21, 2020).

10.25	Embassy Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of Registrant's Form 10-K filed on March 18, 2022).
10.26	Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Diane M. Cunningham, dated December 21, 2016.
10.27	Amendment No. 5 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Diane M. Cunningham, dated December 15, 2022.
10.28	Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Lynne M. Neel, dated December 21, 2016.
10.29	Amendment No. 5 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Lynne M. Neel, dated December 15, 2022.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly US, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document. *
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL
and contained in Exhibit 101)

* This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.

Embassy Bancorp, Inc.

Item 16. FORM 10-K SUMMARY.

None.

Embassy Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

EMBASSY BANCORP, INC.

Dated: March 28, 2024	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 28, 2024	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2024	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 28, 2024	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 28, 2024	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 28, 2024	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 28, 2024	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 28, 2024	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 28, 2024	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 28, 2024	/s/ John T. Yurconic
John T. Yurconic, Director