Form 10-Q
period 2024-03-31
Embassy Bancorp, Inc.
filed 2024-05-15
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 10, 2024	($1.00 Par Value)	7,616,471
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	March 31,	December 31,
ASSETS	2024	2023

	(In Thousands, Except Share Data)
Cash and due from banks	$14,563	$16,133
Interest bearing demand deposits with banks	43,946	61,790
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	59,509	78,923
Securities available for sale	266,158	276,060
Restricted investment in bank stock	1,058	2,458
Loans receivable, net of allowance for credit losses of $12,543 in 2024; $12,461 in 2023	1,258,962	1,241,578
Premises and equipment, net of accumulated depreciation	3,739	3,734
Bank owned life insurance	35,631	26,310
Accrued interest receivable	3,460	3,298
Other assets	24,430	24,135
Total Assets	$1,652,947	$1,656,496
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$337,325	$328,669
Interest bearing	1,171,992	1,147,564
Total Deposits	1,509,317	1,476,233
Securities sold under agreements to repurchase	17,221	15,237
Short-term borrowings	-	35,000
Accrued interest payable	6,405	7,844
Other liabilities	16,219	16,527
Total Liabilities	1,549,162	1,550,841
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2024 issued 7,778,482 shares; outstanding 7,616,471 shares;
2023 issued 7,758,247 shares; outstanding 7,596,236 shares;	7,778	7,758
Surplus	28,578	28,246
Retained earnings	118,554	116,018
Accumulated other comprehensive loss	(48,458)	(43,700)
Treasury stock, at cost: 162,011 shares at March 31, 2024 and
December 31, 2023, respectively	(2,667)	(2,667)
Total Stockholders' Equity	103,785	105,655
Total Liabilities and Stockholders' Equity	$1,652,947	$1,656,496

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2024	2023

INTEREST INCOME
Loans, including fees	$13,086	$11,403
Securities, taxable	1,416	1,543
Securities, non-taxable	298	305
Short-term investments, including federal funds sold	297	470
Total Interest Income	15,097	13,721
INTEREST EXPENSE
Deposits	6,268	2,814
Securities sold under agreements to repurchase and federal
funds purchased	105	57
Short-term borrowings	5	-
Total Interest Expense	6,378	2,871
Net Interest Income	8,719	10,850
(CREDIT) PROVISION FOR CREDIT LOSSES	(72)	-
Net Interest Income after (Credit) Provision for Credit Losses	8,791	10,850
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	84	88
Debit card interchange fees	207	217
Other service fees	151	153
Bank owned life insurance	291	200
Total Other Non-Interest Income	733	658
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,450	3,726
Occupancy and equipment	1,016	987
Data processing	615	771
Advertising and promotion	187	287
Professional fees	272	238
FDIC insurance	188	177
Loan & real estate	49	52
Charitable contributions	207	223
Other	517	407
Total Other Non-Interest Expenses	6,501	6,868

Income Before Income Taxes	3,023	4,640
INCOME TAX EXPENSE	487	853
Net Income	$2,536	$3,787

BASIC EARNINGS PER SHARE	$0.33	$0.50

DILUTED EARNINGS PER SHARE	$0.33	$0.50

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2024		2023

	(In Thousands)

Net Income		$2,536		$3,787
Change in Accumulated Other Comprehensive Loss:
Unrealized holding (loss) gain on securities available for sale	(6,023)		4,248
Less: reclassification adjustment for realized gains	-		-
	(6,023)		4,248
Income tax effect	1,265		(892)
Net unrealized (loss) gain	(4,758)		3,356
Other comprehensive (loss) income, net of tax		(4,758)		3,356
Comprehensive (Loss) Income		$(2,222)		$7,143

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2024
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2023	$7,758	$28,246	$116,018	$(43,700)	$(2,667)	$105,655
Net income	-	-	2,536	-	-	2,536
Other comprehensive loss, net of tax	-	-	-	(4,758)	-	(4,758)
Common stock grants to directors, 18,843 shares	19	248	-	-	-	267
Compensation expense recognized on stock grants, net of unearned compensation expense of $265	-	67	-	-	-	67
Shares issued under employee stock purchase plan, 1,393 shares	1	17	-	-	-	18
BALANCE - MARCH 31, 2024	$7,778	$28,578	$118,554	$(48,458)	$(2,667)	$103,785

	Three Months Ended March 31, 2023
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2022	$7,740	$27,627	$106,551	$(51,107)	$(2,535)	$88,276
Net income	-	-	3,787	-	-	3,787
Other comprehensive income, net of tax	-	-	-	3,356	-	3,356
Common stock grants to directors, 13,877 shares	14	243	-	-	-	257
Compensation expense recognized on stock grants, net of unearned compensation expense of $560	-	82	-	-	-	82
Shares issued under employee stock purchase plan, 939 shares	1	15	-	-	-	16
Cumulative effect from change in accounting principle - CECL	-	-	(148)	-	-	(148)
BALANCE - MARCH 31, 2023	$7,755	$27,967	$110,190	$(47,751)	$(2,535)	$95,626

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,536	$3,787
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for credit losses	(72)	-
Amortization of deferred loan costs	69	49
Depreciation	269	212
Net accretion of investment security premiums and discounts	(100)	(121)
Stock compensation expense	334	339
Income on bank owned life insurance	(291)	(200)
Increase in accrued interest receivable	(162)	(92)
Decrease in other assets	970	1,301
(Decrease) increase in accrued interest payable	(1,439)	1,402
Decrease in other liabilities	(308)	(125)
Net Cash Provided by Operating Activities	1,806	6,552
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	-	(4,874)
Maturities, calls and principal repayments of securities available for sale	3,979	6,175
Net increase in loans	(17,381)	(8,997)
Net redemption of restricted investment in bank stock	1,400	-
Purchase of bank owned life insurance	(9,030)	-
Purchases of premises and equipment	(274)	(84)
Proceeds on bank owned life insurance	-	29
Net Cash Used in Investing Activities	(21,306)	(7,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	33,084	10,857
Net increase (decrease) in securities sold under agreements to repurchase	1,984	(1,859)
Decrease in short-term borrowings	(35,000)	-
Proceeds from Employee Stock Purchase Plan	18	16
Net Cash Provided by Financing Activities	86	9,014
Net (Decrease) Increase in Cash and Cash Equivalents	(19,414)	7,815
CASH AND CASH EQUIVALENTS - BEGINNING	78,923	67,295
CASH AND CASH EQUIVALENTS - ENDING	$59,509	$75,110

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$7,817	$1,469

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Certain amounts in the 2023 consolidated financial statements may have been reclassified to conform to 2024 presentation. These reclassifications had no effect on 2023 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented herein are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2023.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At March 31, 2024 and December 31, 2023, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2024:
U.S. Treasury securities	$14,903	$-	$(259)	$14,644
U.S. Government agency obligations	2,469	-	(119)	2,350
Municipal bonds	72,735	49	(13,553)	59,231
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	-	(73)	436
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	236,881	2	(47,386)	189,497
Total	$327,497	$51	$(61,390)	$266,158

December 31, 2023:
U.S. Treasury securities	$14,867	$-	$(277)	$14,590
U.S. Government agency obligations	2,463	-	(124)	2,339
Municipal bonds	73,128	73	(12,405)	60,796
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	-	(67)	442
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	240,409	2	(42,518)	197,893
Total	$331,376	$75	$(55,391)	$276,060

The amortized cost and fair value of securities as of March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$9,907	$9,774
Due after one year through five years	9,812	9,446
Due after five years through ten years	6,876	6,601
Due after ten years	63,512	50,404
	90,107	76,225
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	436
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	236,881	189,497
Total	$327,497	$266,158

There were no sales of securities for the three months ended March 31, 2024 and 2023.

Securities with a carrying value of $142.1 million and $145.7 million at March 31, 2024 and December 31, 2023, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2024:	(In Thousands)
U.S. Treasury securities	$-	$-	$14,644	$(259)	$14,644	$(259)
U.S. Government agency obligations	-	-	2,350	(119)	2,350	(119)
Municipal bonds	11,417	(925)	45,748	(12,628)	57,165	(13,553)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	-	-	436	(73)	436	(73)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	13	-	189,409	(47,386)	189,422	(47,386)
Total Temporarily Impaired Securities	$11,430	$(925)	$252,587	$(60,465)	$264,017	$(61,390)
	.
December 31, 2023:
U.S. Treasury securities	$-	$-	$14,590	$(277)	$14,590	$(277)
U.S. Government agency obligations	-	-	2,339	(124)	2,339	(124)
Municipal bonds	5,561	(201)	52,267	(12,204)	57,828	(12,405)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	-	-	442	(67)	442	(67)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	-	-	197,796	(42,518)	197,796	(42,518)
Total Temporarily Impaired Securities	$5,561	$(201)	$267,434	$(55,190)	$272,995	$(55,391)

The Company had one hundred ninety three (193) securities in an unrealized loss position at March 31, 2024 and one hundred eighty nine (189) securities in an unrealized loss position at December 31, 2023. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors and the Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increased market interest rates due to the current economic conditions, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at March 31, 2024.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.0 million and $2.4 million as of March 31, 2024 and December 31, 2023, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at March 31, 2024 and December 31, 2023.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2024.

Note 5 – Loans and Credit Quality

The following table presents the composition of loans receivable at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024		December 31, 2023
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$551,222	43.37%	$539,034	43.00%
Commercial construction	20,107	1.58%	16,840	1.34%
Commercial	37,974	2.99%	33,951	2.71%
Residential real estate	661,146	52.02%	663,127	52.90%
Consumer	538	0.04%	565	0.05%
Total loans	1,270,987	100.00%	1,253,517	100.00%
Unearned origination fees	518		522
Allowance for credit losses	(12,543)		(12,461)
Net Loans	$1,258,962		$1,241,578

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2024 by year of origination:

	2024	2023	2022	2021	2020	Prior	Revolving	Total

March 31, 2024	(In Thousands)
Commercial
real estate
Pass	$21,617	$61,942	$158,429	$55,993	$63,638	$180,087	$8,274	$549,980
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,242	-	1,242
Total	21,617	61,942	158,429	55,993	63,638	181,329	8,274	551,222

Commercial
construction
Pass	3,308	2,649	8,591	5,235	-	29	-	19,812
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	240	55	295
Total	3,308	2,649	8,591	5,235	-	269	55	20,107

Commercial
Pass	3,106	2,157	4,565	2,068	3,154	14,511	8,392	37,953
Special Mention	-	-	-	-	-	21	-	21
Substandard	-	-	-	-	-	-	-	-
Total	3,106	2,157	4,565	2,068	3,154	14,532	8,392	37,974

Residential
real estate
Pass	14,950	71,565	94,587	155,349	139,517	162,767	20,942	659,677
Special Mention	-	-	-	-	-	438	-	438
Substandard	-	-	45	-	-	986	-	1,031
Total	14,950	71,565	94,632	155,349	139,517	164,191	20,942	661,146

Consumer
Pass	32	114	109	24	-	13	246	538
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	32	114	109	24	-	13	246	538
Total
Loans Receivable	$43,013	$138,427	$266,326	$218,669	$206,309	$360,334	$37,909	$1,270,987

The Company had no loans that were charged off during the three months ending March 31, 2024 and therefore no gross charge-off information is presented in the above table.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2023 by year of origination:

	2023	2022	2021	2020	2019	Prior	Revolving	Total

December 31, 2023	(In Thousands)
Commercial
real estate
Pass	$62,467	$160,257	$58,094	$64,146	$26,835	$157,888	$8,094	$537,781
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,253	-	1,253
Total	62,467	160,257	58,094	64,146	26,835	159,141	8,094	539,034

Commercial
construction
Pass	2,071	8,591	5,412	-	440	30	-	16,544
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	241	55	296
Total	2,071	8,591	5,412	-	440	271	55	16,840

Commercial
Pass	2,236	4,851	2,260	3,312	5,388	9,311	6,572	33,930
Special Mention	-	-	-	-	21	-	-	21
Substandard	-	-	-	-	-	-	-	-
Total	2,236	4,851	2,260	3,312	5,409	9,311	6,572	33,951

Residential
real estate
Pass	75,372	96,032	158,135	142,318	46,035	122,252	21,423	661,567
Special Mention	-	-	-	-	-	443	-	443
Substandard	-	-	-	-	173	944	-	1,117
Total	75,372	96,032	158,135	142,318	46,208	123,639	21,423	663,127

Consumer
Pass	130	118	22	1	13	11	270	565
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	130	118	22	1	13	11	270	565
Total
Loans Receivable	$142,276	$269,849	$223,923	$209,777	$78,905	$292,373	$36,414	$1,253,517

The Company had no loans that were charged off during the year ended December 31, 2023 and therefore no gross charge-off information is presented in the above table.

At March 31, 2024, the Company had no foreclosed assets or recorded investment in mortgage loans collateralized by residential real estate property in the process of foreclosure. At December 31, 2023, the Company had no foreclosed assets and had one (1) recorded investment in a mortgage loan collateralized by residential real estate property in the process of foreclosure in the amount of $121 thousand.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024			December 31, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$1,242	$1,242		$1,303	$1,543
Commercial construction (1)	55	55		55	55
Commercial	-	-		-	-
Residential real estate (1)	1,114	1,117		1,202	1,206
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction (1)	240	240	20	241	241	22
Commercial (2)	21	21	21	21	21	21
Residential real estate (1)	509	509	149	516	516	152
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,242	$1,242	$-	$1,303	$1,543	$-
Commercial construction	295	295	20	296	296	22
Commercial	21	21	21	21	21	21
Residential real estate	1,623	1,626	149	1,718	1,722	152
Consumer	-	-	-	-	-	-
	$3,181	$3,184	$190	$3,338	$3,582	$195

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2024	December 31, 2023

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	244	366
Consumer	-	-
Total	$244	$366

As of March 31, 2024, there were two (2) loans in non-accrual status in the amount of $244 thousand. There was a required related allowance of $64 thousand for these collateral dependent non-accrual loans. Interest income of $1 thousand was recognized for the three months ended March 31, 2024. As of December 31, 2023, there were three (3) loans in non-accrual status in the amount of $366 thousand. There was a required related allowance of $66 thousand for these collateral dependent non-accrual loans. Interest income of $7 thousand was recognized for the year ended December 31, 2023.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2024 and December 31, 2023, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2024	(In Thousands)
Commercial real estate	$136	$622	$-	$758	$550,464	$551,222	$-
Commercial construction	-	-	-	-	20,107	20,107	-
Commercial	-	-	-	-	37,974	37,974	-
Residential real estate	598	45	244	887	660,259	661,146	-
Consumer	-	5	-	5	533	538	-
Total	$734	$672	$244	$1,650	$1,269,337	$1,270,987	$-
December 31, 2023
Commercial real estate	$630	$-	$-	$630	$538,404	$539,034	$-
Commercial construction	-	-	-	-	16,840	16,840	-
Commercial	-	-	-	-	33,951	33,951	-
Residential real estate	344	-	193	537	662,590	663,127	-
Consumer	-	-	-	-	565	565	-
Total	$974	$-	$193	$1,167	$1,252,350	$1,253,517	$-

The following tables detail the activity in the allowance for credit losses for the three months ended March 31, 2024 and March 31, 2023, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)
Three Months Ending March 31, 2024
Beginning Balance - December 31, 2023	$6,108	$195	$920	$5,224	$14	$-	$12,461
Charge-offs	-	-	-	-	-	-	-
Recoveries	240	-	-	-	-	-	240
Provisions (credits) on loans	(132)	42	(367)	284	15	-	(158)
Ending Balance - March 31, 2024	$6,216	$237	$553	$5,508	$29	$-	$12,543

Allowance for credit losses
Three Months Ending March 31, 2023
Beginning Balance - December 31, 2022	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
January 1, 2023 adoption of ASU 2016-13	492	77	(172)	522	19	(750)	188
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions (credits) on loans	-	-	-	-	-	-	-
Ending Balance - March 31, 2023	$5,605	$277	$1,117	$5,482	$32	$124	$12,637

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for credit losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2024 and December 31, 2023:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
March 31, 2024
Allowance for Credit Losses
Ending Balance	$6,216	$237	$553	$5,508	$29	$-	$12,543
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$20	$-	$149	$-	$-	$169
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-	$-	$21
Ending balance: collectively evaluated for impairment	$6,216	$217	$532	$5,359	$29	$-	$12,353

Loans receivables:
Ending balance	$551,222	$20,107	$37,974	$661,146	$538		$1,270,987
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,242	$295	$-	$1,623	$-		$3,160
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-		$21
Ending balance: collectively evaluated for impairment	$549,980	$19,812	$37,953	$659,523	$538		$1,267,806

December 31, 2023
Allowance for Credit Losses
Ending Balance	$6,108	$195	$920	$5,224	$14	$-	$12,461
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$22	$-	$152	$-	$-	$174
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-	$-	$21
Ending balance: collectively evaluated for impairment	$6,108	$173	$899	$5,072	$14	$-	$12,266

Loans receivables:
Ending balance	$539,034	$16,840	$33,951	$663,127	$565		$1,253,517
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,303	$296	$-	$1,718	$-		$3,317
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-		$21
Ending balance: collectively evaluated for impairment	$537,731	$16,544	$33,930	$661,409	$565		$1,250,179

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Based on the guidance in ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restricting their loans and the modification to the terms of the loan are more than minor. If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification.

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the allowance for credit losses. The Company had no new loan modifications to borrowers experiencing financial difficulties in the three months ending March 31, 2024 and March 31, 2023, and there were no modifications to borrowers experiencing financial difficulties that were outstanding at March 31, 2024 and March 31, 2023.

Note 6 – Deposits

The components of deposits at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
	(In Thousands)

Demand, non-interest bearing	$337,325	$328,669
Demand, NOW and money market, interest bearing	261,159	252,400
Savings	480,136	493,129
Time, $250 and over	150,134	138,765
Time, other	280,563	263,270
Total deposits	$1,509,317	$1,476,233

At March 31, 2024, the scheduled maturities of time deposits are as follows (in thousands):

2024 (remainder of the year)	$322,698
2025	86,776
2026	18,569
2027	1,273
2028	1,344
2029	37
$430,697

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At March 31, 2024, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $797.3 million, of which $797.1 million is available for borrowing at March 31, 2024 due to an outstanding letter of credit in the amount of $135 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of March 31, 2024. There were $35.0 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2023. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2024 and December 31, 2023. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at March 31, 2024 and December 31, 2023. Advances from this line are unsecured. Under the terms of this renewed facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible equity ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible equity ratio drop below 2%. If the Company’s net tangible equity ratio drops below 0%, the commitment is canceled.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At March 31, 2024, there were 375,155 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the period ended March 31, 2024, there have been 264,958 awards granted. During the three months ended March 31, 2024 and March 31, 2023, there were 18,843 and 13,877 awards granted, respectively. During the three months ended March 31, 2024 and March 31, 2023, the Company recognized compensation expense for restricted stock awards of $334 thousand and $339 thousand, respectively.

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three months ended March 31, 2024 and March 31, 2023. At March 31, 2024 there were no outstanding options.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase. The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 27,885 shares have been issued as of March 31, 2024. The Company recognized discount expense in relation to the ESPP of $1 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended March 31,
	2024			2023

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(6,023)	$1,265	$(4,758)	$4,248	$(892)	$3,356
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(6,023)	$1,265	$(4,758)	$4,248	$(892)	$3,356

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three months ended March 31, 2024 and 2023.

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2024 and 2023	(In Thousands)
Balance January 1, 2024	$(43,700)
Other comprehensive loss before reclassifications	(4,758)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(4,758)
Balance March 31, 2024	$(48,458)

Balance January 1, 2023	$(51,107)
Other comprehensive income before reclassifications	3,356
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	3,356
Balance March 31, 2023	$(47,751)

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

	Three Months Ended
	March 31,
	2024	2023

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,536	$3,787

Weighted average shares outstanding	7,602,670	7,591,781
Dilutive effect of potential common shares, stock options	-	-
Diluted weighted average common shares outstanding	7,602,670	7,591,781

Basic earnings per share	$0.33	$0.50
Diluted earnings per share	$0.33	$0.50

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2024 and March 31, 2023.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2024 and December 31, 2023, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$14,644	$-	$14,644
U.S. Government agency obligations	-	2,350	-	2,350
Municipal bonds	-	59,231	-	59,231
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	436	-	436
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	189,497	-	189,497
March 31, 2024 Securities available for sale	$-	$266,158	$-	$266,158

U.S. Treasury securities	$-	$14,590	$-	$14,590
U.S. Government agency obligations	-	2,339	-	2,339
Municipal bonds	-	60,796	-	60,796
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	442	-	442
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	197,893	-	197,893
December 31, 2023 Securities available for sale	$-	$276,060	$-	$276,060

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
March 31, 2024 Loans Individually evaluated for credit losses	$-	$-	$580	$580
December 31, 2023 Loans Individually evaluated for credit losses	$-	$-	$583	$583

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

At March 31, 2024, of the loans individually evaluated for credit losses having an aggregate balance of $3.2 million, $2.4 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $770 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $190 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2024 and December 31, 2023, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2024:
Loans Individually evaluated for credit losses	$580	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-24.8%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.5%)
December 31, 2023:
Loans Individually evaluated for credit losses	$583	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-24.8%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2024 and December 31, 2023:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2024:
Financial assets:
Cash and cash equivalents	$59,509	$59,509	$59,509	$-	$-
Securities available-for-sale	266,158	266,158	-	266,158	-
Loans receivable, net of allowance	1,258,962	1,149,281	-	-	1,149,281
Restricted investments in bank stock	1,058	1,058	-	1,058	-
Accrued interest receivable	3,460	3,460	-	3,460	-
Financial liabilities:
Deposits	1,509,317	1,504,760	-	1,504,760	-
Securities sold under agreements to
repurchase and federal funds purchased	17,221	17,221	-	17,221	-
Accrued interest payable	6,405	6,405	-	6,405	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2023:
Financial assets:
Cash and cash equivalents	$78,923	$78,923	$78,923	$-	$-
Securities available-for-sale	276,060	276,060	-	276,060	-
Loans receivable, net of allowance	1,241,578	1,150,233	-	-	1,150,233
Restricted investments in bank stock	2,458	2,458	-	2,458	-
Accrued interest receivable	3,298	3,298	-	3,298	-
Financial liabilities:
Deposits	1,476,233	1,472,497	-	1,472,497	-
Securities sold under agreements to
repurchase and federal funds purchased	15,237	15,237	-	15,237	-
Short-term borrowings	35,000	35,000	-	35,000	-
Accrued interest payable	7,844	7,844	-	7,844	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for credit losses and the appropriate level of the allowance for credit losses. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Credit Losses” and “Credit Risk and Loan Quality,” contained on the following pages.

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

•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

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

•the effects of negative publicity on the Company’s reputation; and

•other factors that may affect future results of the Company, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2023 and subsequent filings with the SEC.

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

At March 31, 2024, the Company continued to be in a strong financial and operational condition. The Bank’s March 31, 2024 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at March 31, 2024 was 0.02% and the ratio of non-performing assets to total assets was 0.01%. The Company had its last Community Reinvestment Act (“CRA”) examination in 2022 and received a “satisfactory” rating.

The Company’s assets decreased by $3.5 million from $1.66 billion at December 31, 2023 to $1.65 billion at March 31, 2024. The decrease was due to a $19.4 million decrease in cash and cash equivalents, a decrease of $9.9 million in securities available for sale, and a decrease of $1.4 million in restricted investment in bank stock, offset by an increase of $17.4 million in net loans receivable and an increase of $9.3 million in bank owned life insurance. The $19.4 million decrease in cash and cash equivalents was due to a decrease in short term borrowings of $35.0 million, the net loan growth of $17.4 million, and the purchase of $9.0 million of bank owned life insurance policies in the first quarter of 2024, offset by an increase in deposits of $33.1 million, an increase in securities sold under agreement to repurchase of $2.0 million, $4.0 million in principal pay downs on mortgage-backed securities and a maturity within the securities available for sale portfolio, and the repurchase of $1.4 million in restricted investment of bank stock. The $9.9 million decrease in securities was net of an increase in unrealized losses of $6.0 million. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio. The Company's deposits increased by $33.1 million from $1.48 billion at December 31, 2023 to $1.51 billion at March 31, 2024. The increase in deposits was due to an $8.7 million increase in non-interest bearing deposits and an increase of $24.4 million in interest bearing deposits. The slight shift out of savings into time deposits is primarily due to time deposits currently yielding higher rates due to the current rate environment. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which serves to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Company’s success to attract new deposit relationships is, in part, due to the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company continues to gain new deposit opportunities created by mergers in prior years, name changes, competitive branch hour and service adjustments and/or closures in the Company’s market area, and attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable increased by $17.4 million to $1.26 billion at March 31, 2024, as compared to $1.24 billion at December 31, 2023. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended March 31, 2024 was $2.5 million compared to net income for the three months ended March 31, 2023 of $3.8 million, a decrease of $1.3 million, or 33.0%. Basic and diluted earnings per share decreased to $0.33 for the three months ended March 31, 2024, as compared to $0.50 for the three months ended March 31, 2023. The difference in net income for the three months ended March 31, 2024 and March 31, 2023 resulted primarily from an increase in interest expense of $3.5 million, or 122.2%, due to the rapid increased rate environment; offset by an increase in interest income, an increase in non-interest income, a decrease in non-interest expenses, and a decrease in the (credit) provision for credit losses.

The Company believes that there may be future compressions to the net interest margin over the next nine months as older time deposits mature at higher interest rates, although this compression could be less significant than prior compression experienced. The Company continues to evaluate and consider implementing various strategies to mitigate the potential impact of future market rate increases or no future market rate decreases. This includes interest rate swaps, and adjustments to the investment portfolio. In addition, in order to mitigate against rising non-interest expenses, management is in the process of evaluating the availability and feasibility of various potential operational efficiencies.

RESULTS OF OPERATIONS

Net Interest Income

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes the use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and nontaxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2024 and 2023.

Total interest income for the three months ended March 31, 2024 increased $1.4 million to $15.1 million, as compared to $13.7 million for the three months ended March 31, 2023. Average earning assets were $1.55 billion for the three months ended March 31, 2024 as compared to $1.57 billion for the three months ended March 31, 2023. The tax equivalent yield on average earning assets was 3.95% for the first quarter of 2024 compared to 3.58% for the first quarter of 2023.

Total interest expense for the three months ended March 31, 2024 increased $3.5 million to $6.4 million, as compared to $2.9 million for the three months ended March 31, 2023. Average interest bearing liabilities were $1.16 billion for both the three months ended March 31, 2024 and for the three months ended March 31, 2023. The yield on average interest bearing liabilities was 2.21% and 1.01% for the first quarter of 2024 and 2023, respectively.

Net interest income for the three months ended March 31, 2024 was $8.7 million, compared to $10.9 million for the three months ended March 31, 2023. The decrease in net interest income is, in part, the result of a decrease in the average balance of taxable investments, a decrease in the average balances of interest bearing deposits with banks and fed funds sold, an increase in the average balance of certificates of deposit, an increase in the average balance of money markets, and an increase in the average balances of securities under the agreement to repurchase and FHLB short-term borrowings, along with a decrease in the rate of non-taxable investments and an increase in the rates of interest bearing demand deposits, NOW, money market, savings, certificates of deposit, securities under agreements to repurchase, and FHLB short-term borrowings. The decrease in net interest income was offset by an increase in the average balances of taxable and non-taxable loans, an increase in the average balance of non-taxable investments, along with an increase in the rate of taxable and non-taxable loans, taxable investments, federal funds sold, and interest bearing deposits with banks. Also, offsetting the decrease in net interest income was a decrease in the average balances of interest bearing demand deposits, NOW, and savings. The Company’s net interest margin is 2.25% on a US GAAP basis and 2.29% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2024, as compared to 2.80% on a US GAAP basis and 2.83% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2023.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended March 31, 2024 and 2023, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2024			2023
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)

ASSETS
Loans - taxable (2)	$1,234,552	$12,857	4.19%	$1,191,853	$11,276	3.84%
Loans - non-taxable (1)	27,324	229	4.27%	15,570	127	4.19%
Investment securities - taxable	227,927	1,416	2.50%	279,280	1,543	2.24%
Investment securities - non-taxable (1)	41,406	298	3.66%	41,276	305	3.79%
Federal funds sold	974	13	5.37%	1,000	12	4.87%
Interest bearing deposits with banks	20,789	284	5.49%	39,956	458	4.65%
TOTAL INTEREST EARNING ASSETS	1,552,972	15,097	3.95%	1,568,935	13,721	3.58%
Less allowance for credit losses	(12,570)			(12,637)
Other assets	79,612			74,137
TOTAL ASSETS	$1,620,014			$1,630,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$247,556	$851	1.38%	$233,951	$170	0.29%
Savings	483,047	954	0.79%	643,565	709	0.45%
Certificates of deposit	415,988	4,463	4.32%	267,060	1,935	2.94%
Securities sold under agreements to repurchase and other borrowings	14,598	110	3.03%	13,335	57	1.73%
TOTAL INTEREST BEARING LIABILITIES	1,161,189	6,378	2.21%	1,157,911	2,871	1.01%

Non-interest bearing demand deposits	332,138			360,874
Other liabilities	23,397			17,922
Stockholders' equity	103,290			93,728
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,620,014			$1,630,435

Net interest income		$8,719			$10,850
Tax equivalent adjustments
Loans		61			34
Investments		79			81
Total tax equivalent adjustments		140			115
Net interest income on a tax equivalent basis		$8,859			$10,965
Net interest spread (US GAAP basis)			1.70%			2.54%
Net interest margin (US GAAP basis)			2.25%			2.80%
Net interest spread (non-US GAAP basis) (3)			1.74%			2.57%
Net interest margin (non-US GAAP basis) (3)			2.29%			2.83%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2024 and 2023, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of March 31, 2024 and 2023, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended March 31, 2024
	compared to March 31, 2023
	(In Thousands)
	Total	Due to change in:
	Change	Volume	Rate	# of Days

Interest-earning assets:
Loans - taxable	$1,581	$407	$1,078	$96
Loans - non-taxable	102	97	4	1
Investment securities - taxable	(127)	(286)	146	13
Investment securities - non-taxable	(7)	1	(10)	2
Federal funds sold	1	-	1	-
Interest bearing deposits with banks	(174)	(222)	44	4
Total net change in income on
interest-earning assets	1,376	(3)	1,263	116

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	681	10	670	1
Savings	245	(178)	417	6
Certificates of deposit	2,528	1,088	1,424	16
Total deposits	3,454	920	2,511	23
Securities sold under agreements to
repurchase and other borrowings	53	5	47	1
Total net change in expense on
interest-bearing liabilities	3,507	925	2,558	24
Change in net interest income	$(2,131)	$(928)	$(1,295)	$92

Provision for Credit Losses and Reserve for Unfunded Loan Committments

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

The allowance for credit losses is established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. The measurement of expected credit losses also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit.

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

For the three months ended March 31, 2024, the credit for credit losses on loans was $158 thousand and the provision for credit losses on unused commitments was $86 thousand, compared to no provision for credit losses for the three months ended March 31, 2023. In the three months ended March 31, 2024, there were no charge-offs and $240 thousand in recoveries. In the three months ended March 31, 2023, there were no charge-offs or recoveries. The (credit) provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its March 31, 2024 allowance for credit loss levels. The allowance for credit losses is $12.5 million as of March 31, 2024, which is 0.99% of total loans receivable, compared to $12.6 million or 1.04% of total loans receivable as of March 31, 2023. At December 31, 2023, the allowance for credit losses was $12.5 million, which represented 0.99% of total loans receivable. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable portfolio:

3

	Three Months Ended
	March 31,
	2024	2023

	(In Thousands)
Loans receivable at end of period	$1,270,987	$1,217,259
Allowance for credit losses:
Balance, beginning	$12,461	$12,449
Cumulative effect of change in accounting principle	-	188
(Credit) provision for credit losses	(158)	-
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total loans charged off	-	-
Recoveries of loans previously charged off:
Commercial real estate	240	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total recoveries	240	-
Net recoveries	240	-
Balance at end of period	$12,543	$12,637
Allowance for credit losses to loans receivable at end of period	0.99%	1.04%

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded commitments at a level that management believes is adequate to absorb probable losses. At March 31, 2024 and December 31, 2023, a $86 thousand and $0 commitment reserve was reported, respectfully, on the Consolidated Balance Sheets in other liabilities and reported on the Consolidated Statements of Income in provision for credit losses.

Non-interest Income

Total non-interest income was $733 thousand for the three months ended March 31, 2024 compared to $658 thousand for the same period in 2023. The increase is, in part, attributable to an increase in bank owned life insurance of $91 thousand primarily due to the purchase of $9.0 million of new bank owned life insurance policies and the conversion of $2.0 million in previous BOLI policies to higher yielding BOLI products through a 1035 exchange transaction in the first quarter of 2024. Offsetting this increase is a decrease in debit card interchange fees of $10 thousand.

Non-interest Expense

Non-interest expenses decreased $367 thousand from $6.9 million for the three months ended March 31, 2023 to $6.5 million for the three months ended March 31, 2024. The decrease in non-interest expenses is, in part, attributable to a $276 thousand decrease in salaries and employee benefits due to decreases in employee taxes, health insurance cost, stock grant expense, and non-qualified pension expense, offset by an increase in team compensation due to annual increases in salaries. Additional decreases in non-interest expenses are attributable to a decrease of $156 thousand in data processing expense due to credits applied in the first quarter of 2024 and a decrease in escrow management services due to implementation costs of transitioning to a new vendor in the first quarter of 2023, and a decrease of $100 thousand in advertising and promotion expense. The decreases in non-interest expenses were offset, in part, by an increase of $29 thousand in occupancy and equipment expense, an increase of $34 thousand in professional fees primarily due to legal expenses, and an increase of $110 thousand in other expenses. The increase of $110 thousand in other expenses is due, in part, to increases in customer check printing expense, bank shares tax, check fraud, and cash over and short, offset by decreases in debit card losses and copier expense. The Company’s efficiency ratio, a non-GAAP measure, was 68.8% and 59.7% for three months ending March 31, 2024 and 2023, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2024 totaled $487 thousand, or 16.1% of income before taxes, compared to income taxes for the three months ended March 31, 2023 totaling $853 thousand, or 18.4% of income before taxes. The decrease in the tax rate is, in part, the result of an increase in income on bank owned life insurance and the result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of March 31, 2024. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates. Selling of securities would not be expected as a primary source of short term liquidity given the unrealized losses currently in the portfolio.

Total securities at March 31, 2024 were $266.2 million compared to $276.1 million at December 31, 2023. The decrease in the investment portfolio resulted from principal pay downs on mortgage-backed securities and the maturity of one (1) non-taxable municipal bond totaling $4.0 million, as well as an increase in unrealized losses of $6.0 million. The carrying value of the securities portfolio as of March 31, 2024 includes a net unrealized loss of $61.3 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $55.3 million at December 31, 2023. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since initial purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell securities in an unrealized loss position at March 31, 2024. Further, management reviewed the Company's securities as of March 31, 2024 and concluded there were no credit-related declines in fair value. The effective duration of the securities portfolio remains between approximately 7 to 8 years at March 31, 2024.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable increased by $17.4 million to $1.26 billion at March 31, 2024 from $1.24 billion at December 31, 2023. The gross loan-to-deposit ratio decreased slightly to 84% at March 31, 2024, compared to 85% at December 31, 2023. The Company’s loan portfolio at March 31, 2024 was comprised of residential real estate and consumer loans of $661.7 million, a decrease of $2.0 million from December 31, 2023, and commercial loans of $609.3 million, an increase of $19.5 million from December 31, 2023. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The Company’s allowance for credit losses stayed flat at $12.5 million at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the allowance for credit losses represented 0.99% of total loans receivable, respectively. The Company’s non-performing loans to total loans receivable were 0.02% at March 31, 2024, compared to 0.02% at March 31, 2023, and 0.03% at December 31, 2023. In the three months ended March 31, 2024, there were no charge-offs and $240 thousand in recoveries. In the three months ended March 31, 2023, there were no charge-offs or recoveries. The aggregate balances on non-performing loans are included in the following table.

At March 31, 2024 approximately 95% of the Company’s loan portfolio is collateralized by real estate. Our loan portfolio includes a large amount of commercial real estate loans. Management believes the commercial real estate loan portfolio is well-diversified. At March 31, 2024 and December 31, 2023, high volatility commercial real estate exposures were $10.3 million and $7.4 million, respectively. Commercial real estate loans are originated primarily within Lehigh and Northampton counties, are within the Company’s underwriting criteria, and generally include the guarantee of one or more of the borrowers’ affiliates. At March 31, 2024, the Company’s office space portfolio included no exposure to properties in major metropolitan markets. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. The Company monitors these types of loans closely, obtaining updated appraisals on loans when required. As detailed in the Allowance for Credit Losses table, the Company had no charge-offs in this category in 2024 or 2023. The Company believes it has taken the appropriate steps to implement appropriate risk management practices for its commercial real estate loan portfolio, which are subject to regulatory examination.

The details for non-performing loans and assets are included in the following table:

	March 31, 2024	December 31, 2023	March 31, 2023

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	244	366	183
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	244	366	183
Foreclosed assets	-	-	-
Total nonperforming assets	$244	$366	$183
Nonperforming loans to total loans	0.02%	0.03%	0.02%
Nonperforming assets to total assets	0.01%	0.02%	0.01%
Non-accrual loans to total loans	0.02%	0.03%	0.02%
Allowance to non-accrual loans	5,140.57%	3,404.64%	6,905.46%
Net charge-offs (recoveries) to average loans	-0.02%	0.00%	0.00%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, increased $5 thousand from December 31, 2023 to March 31, 2024. This increase is due to new purchases, offset by depreciation on existing premises and equipment.

Deposits

Total deposits at March 31, 2024 increased by $33.1 million to $1.51 billion from $1.48 billion at December 31, 2023. The increase in the Company’s deposits was due to an increase of $17.4 million in demand, NOW and money market deposits and an increase of $28.7 million in time deposits, offset by a $13.0 million decrease in savings deposits. The slight shift from savings to time deposits is primarily due to higher yielding rates on time deposits, due to the current rate environment. Included in the above mentioned increase was a $1.7 million increase in non-interest bearing demand personal deposits and a $6.9 million increase in non-interest bearing demand business deposits. Included in total deposits at March 31, 2024 were personal deposits of $1.10 billion, business deposits of $313.0 million, and municipal deposits of $93.0 million. Included in total deposits at December 31, 2023 were personal deposits of $1.09 billion, business deposits of $293.6 million, and municipal deposits of $89.5 million. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at March 31, 2024 and December 31, 2023 was $482.1 million and $464.3 million, respectively.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $59.5 million at March 31, 2024, compared to $78.9 million at December 31, 2023.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. As noted above, selling of securities would not be a primary source of short term liquidity given the unrealized losses currently in the portfolio. At March 31, 2024, the Company had $266.2 million of available for sale securities. Securities with carrying values of approximately $142.1 million and $145.7 million at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At March 31, 2024, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $797.3 million, of which $797.1 million is available for borrowing at March 31, 2024 due to an outstanding letter of credit in the amount of $135 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of March 31, 2024. There were $35.0 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2023. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2024 and December 31, 2023. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at March 31, 2024 and December 31, 2023. Advances from this line are unsecured.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect the various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $174.7 million and $182.7 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 there was a $86 thousand allowance for credit losses required for off -balance sheet arrangements. At March 31, 2024 and December 31, 2023, the Company had letters of credit outstanding of $9.4 million and $9.0 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $103.8 million as of March 31, 2024, representing a net decrease of $1.9 million from December 31, 2023. The decrease in capital was primarily the result of an increase of $4.8 million in accumulated other comprehensive loss, offset by net income of $2.5 million, an increase in common stock of $20 thousand, and an increase in surplus of $332 thousand due to employee stock purchases and stock grants with compensation expense. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $13.63 and $13.91 at March 31, 2024 and December 31, 2023, respectively. The Company’s tangible book value per share not including accumulated other comprehensive loss in the total stockholders’ equity numerator (a non-GAAP measure) was $19.99 and $19.66 at March 31, 2024 and December 31, 2023, respectively. The Company believes this non-GAAP measurement enhances the overall understanding of Company performance and increases comparability of period to period results, but should not be viewed as a substitute for the measure as determined in accordance with GAAP or an inference that future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table presents the computation of this non-GAAP based measure shown together with its most directly comparable GAAP measure:

	March 31, 2024	December 31, 2023
	(Dollars In Thousands Except Per Share Data)
Tangible Book Value Per Share
Total stockholders' equity	$103,785	$105,655
Addback: accumulated other comprehensive loss ("AOCL")	48,458	43,700
Total stockholders' equity not included AOCL (non-GAAP)	$152,243	$149,355

Common stock shares outstanding	7,616,471	7,596,236
Book value per share (most directly comparable GAAP based measure)	$13.63	$13.91
AOCL per share	6.36	5.75
Book value per share not including AOCL (non-GAAP)	$19.99	$19.66

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of March 31, 2024, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2024	December 31, 2023

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$151,886	$149,299
Tier 2, allowable portion of allowance for credit losses	12,629	12,461
Total capital	$164,515	$161,760

Common equity tier 1 capital ratio	13.4%	13.3%
Tier 1 risk based capital ratio	13.4%	13.3%
Total risk based capital ratio	14.5%	14.5%
Tier 1 leverage ratio	9.1%	8.9%

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

•Common equity of 6.5%;

• Tier 1 leverage of 5%;

• Tier 1 risk-based capital of 8%; and

•Total risk-based capital of 10%.

The Company qualifies as a small bank holding company and is not subject to the Federal Reserve’s consolidated capital rules, although an institution that so qualifies may continue to file reports that include such capital amounts and ratios. The Company has elected to continue to report those amounts and ratios.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2024	December 31, 2023

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$152,243	$149,355
Tier 2, allowable portion of allowance for credit losses	12,629	12,461
Total capital	$164,872	$161,816

Common equity tier 1 capital ratio	13.4%	13.3%
Tier 1 risk based capital ratio	13.4%	13.3%
Total risk based capital ratio	14.5%	14.5%
Tier 1 leverage ratio	9.1%	8.9%

Note: Unrealized gains and losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary source of market risk is interest rate risk. A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest earning assets and interest bearing liabilities. The Asset Liability Committee (ALCO), included as part of the Board of Directors meetings, oversees this review, which establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates. The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Beginning in 2022 thru 2023, the Federal Reserve raised its key interest rate in an attempt to tame inflation. The Company’s asset/liability management policy, monthly and quarterly financial reports, along with simulation modeling, supplies management with guidelines to evaluate and manage rate sensitivity.

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at March 31, 2024. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months and personal and business money market accounts reprice every month. Management reviews all assumptions on a periodic basis and believes current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	3.3%
Down 200 basis points	5.0%

Up 100 basis points	-4.1%
Up 200 basis points	-8.7%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2024, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, the reader should carefully consider the factors discussed in “Risk Factors” included within the Company’s 2023 Form 10-K and subsequent filings with the SEC. There are no material changes to such risk factors. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 15, 2024	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 15, 2024	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer