Form 10-Q
period 2024-06-30
Embassy Bancorp, Inc.
filed 2024-08-12
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 2, 2024	($1.00 Par Value)	7,617,680
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	June 30,	December 31,
ASSETS	2024	2023

	(In Thousands, Except Share Data)
Cash and due from banks	$17,633	$16,133
Interest bearing demand deposits with banks	117,253	61,790
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	135,886	78,923
Securities available for sale	258,812	276,060
Restricted investment in bank stock	1,038	2,458
Loans receivable, net of allowance for credit losses of $12,246 in 2024; $12,461 in 2023	1,250,478	1,241,578
Premises and equipment, net of accumulated depreciation	3,526	3,734
Bank owned life insurance	35,866	26,310
Accrued interest receivable	3,413	3,298
Other assets	27,681	24,135
Total Assets	$1,716,700	$1,656,496
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$351,810	$328,669
Interest bearing	1,215,790	1,147,564
Total Deposits	1,567,600	1,476,233
Securities sold under agreements to repurchase	19,577	15,237
Short-term borrowings	-	35,000
Accrued interest payable	7,783	7,844
Other liabilities	19,120	16,527
Total Liabilities	1,614,080	1,550,841
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2024 issued 7,779,691 shares; outstanding 7,617,680 shares;
2023 issued 7,758,247 shares; outstanding 7,596,236 shares;	7,780	7,758
Surplus	28,659	28,246
Retained earnings	117,847	116,018
Accumulated other comprehensive loss	(48,999)	(43,700)
Treasury stock, at cost: 162,011 shares at June 30, 2024 and
December 31, 2023, respectively	(2,667)	(2,667)
Total Stockholders' Equity	102,620	105,655
Total Liabilities and Stockholders' Equity	$1,716,700	$1,656,496

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023

	(In Thousands, Except Per Share Data)

INTEREST INCOME
Loans, including fees	$13,388	$11,964	$26,474	$23,367
Securities, taxable	1,402	1,559	2,818	3,102
Securities, non-taxable	296	305	594	610
Short-term investments, including federal funds sold	1,033	329	1,330	799
Total Interest Income	16,119	14,157	31,216	27,878
INTEREST EXPENSE
Deposits	7,072	4,054	13,340	6,868
Securities sold under agreements to repurchase and federal
funds purchased	159	86	264	143
Short-term borrowings	-	7	5	7
Total Interest Expense	7,231	4,147	13,609	7,018
Net Interest Income	8,888	10,010	17,607	20,860
(CREDIT) PROVISION FOR CREDIT LOSSES	(283)	110	(355)	110
Net Interest Income after (Credit) Provision for Credit Losses	9,171	9,900	17,962	20,750
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	79	94	163	182
Debit card interchange fees	236	232	443	449
Other service fees	154	157	305	310
Bank owned life insurance	235	192	526	392
Total Other Non-Interest Income	704	675	1,437	1,333
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,477	3,592	6,927	7,318
Occupancy and equipment	1,036	949	2,052	1,936
Data processing	830	759	1,445	1,530
Advertising and promotion	203	280	390	567
Professional fees	259	261	531	499
FDIC insurance	190	200	378	377
Loan & real estate	67	45	116	97
Charitable contributions	310	290	517	513
Other	505	486	1,022	893
Total Other Non-Interest Expenses	6,877	6,862	13,378	13,730

Income Before Income Taxes	2,998	3,713	6,021	8,353
INCOME TAX EXPENSE	506	666	993	1,519
Net Income	$2,492	$3,047	$5,028	$6,834

BASIC EARNINGS PER SHARE	$0.33	$0.40	$0.66	$0.90

DILUTED EARNINGS PER SHARE	$0.33	$0.40	$0.66	$0.90

DIVIDENDS PER SHARE	$0.42	$0.40	$0.42	$0.40

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,
	2024		2023

	(In Thousands)
Net Income		$2,492		$3,047
Change in Accumulated Other Comprehensive Loss:
Unrealized holding loss on securities available for sale	(685)		(881)
Less: reclassification adjustment for realized gains	-		-
	(685)		(881)
Income tax effect	144		185
Net unrealized loss	(541)		(696)
Other comprehensive loss, net of tax		(541)		(696)
Comprehensive Income		$1,951		$2,351

	Six Months Ended June 30,
	2024		2023

	(In Thousands)

Net Income		$5,028		$6,834
Change in Accumulated Other Comprehensive Loss:
Unrealized holding (loss) gain on securities available for sale	(6,708)		3,367
Less: reclassification adjustment for realized gains	-		-
	(6,708)		3,367
Income tax effect	1,409		(707)
Net unrealized (loss) gain	(5,299)		2,660
Other comprehensive (loss) income, net of tax		(5,299)		2,660
Comprehensive (Loss) Income		$(271)		$9,494

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2024
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2023	$7,758	$28,246	$116,018	$(43,700)	$(2,667)	$105,655
Net income	-	-	2,536	-	-	2,536
Other comprehensive loss, net of tax	-	-	-	(4,758)	-	(4,758)
Common stock grants to directors, 18,843 shares	19	248	-	-	-	267
Compensation expense recognized on stock grants, net of unearned compensation expense of $265	-	67	-	-	-	67
Shares issued under employee stock purchase plan, 1,393 shares	1	17	-	-	-	18
BALANCE - MARCH 31, 2024	$7,778	$28,578	$118,554	$(48,458)	$(2,667)	$103,785

Net income	-	-	2,492	-	-	2,492
Other comprehensive loss, net of tax	-	-	-	(541)	-	(541)
Dividend declared, $0.42 per share	-	-	(3,199)	-	-	(3,199)
Compensation expense recognized on stock grants, net of unearned compensation expense of $198	-	66	-	-	-	66
Shares issued under employee stock purchase plan, 1,209 shares	2	15	-	-	-	17
BALANCE - JUNE 30, 2024	$7,780	$28,659	$117,847	$(48,999)	$(2,667)	$102,620

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2023
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2022	$7,740	$27,627	$106,551	$(51,107)	$(2,535)	$88,276
Net income	-	-	3,787	-	-	3,787
Other comprehensive income, net of tax	-	-	-	3,356	-	3,356
Common stock grants to directors, 13,877 shares	14	243	-	-	-	257
Compensation expense recognized on stock grants, net of unearned compensation expense of $560	-	82	-	-	-	82
Shares issued under employee stock purchase plan, 939 shares	1	15	-	-	-	16
Cumulative effect from change in accounting principle - CECL	-	-	(148)	-	-	(148)
BALANCE - MARCH 31, 2023	$7,755	$27,967	$110,190	$(47,751)	$(2,535)	$95,626

Net income	-	-	3,047	-	-	3,047
Other comprehensive loss, net of tax	-	-	-	(696)	-	(696)
Dividend declared, $0.40 per share	-	-	(3,041)	-	-	(3,041)
Compensation expense recognized on stock grants, net of unearned compensation expense of $484	-	76	-	-	-	76
Shares issued under employee stock purchase plan, 1,357 shares	1	18	-	-	-	19
BALANCE - JUNE 30, 2023	$7,756	$28,061	$110,196	$(48,447)	$(2,535)	$95,031

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,028	$6,834
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(355)	110
Amortization of deferred loan costs	148	112
Depreciation	538	429
Net accretion of investment security premiums and discounts	(205)	(271)
Stock compensation expense	400	415
Income on bank owned life insurance	(526)	(392)
(Increase) decrease in accrued interest receivable	(115)	68
Increase in other assets	(2,137)	(92)
(Decrease) increase in accrued interest payable	(61)	3,823
(Decrease) increase in other liabilities	(606)	43
Net Cash Provided by Operating Activities	2,109	11,079
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	-	(4,874)
Maturities, calls and principal repayments of securities available for sale	10,745	10,265
Net increase in loans	(8,693)	(34,660)
Net redemption (purchase) of restricted investment in bank stock	1,420	(1,938)
Purchase of bank owned life insurance	(9,030)	-
Purchases of premises and equipment	(330)	(422)
Proceeds on bank owned life insurance	-	29
Net Cash Used in Investing Activities	(5,888)	(31,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	91,367	(16,077)
Net increase (decrease) in securities sold under agreements to repurchase	4,340	(2,867)
(Decrease) increase in short-term borrowings	(35,000)	46,875
Proceeds from Employee Stock Purchase Plan	35	35
Net Cash Provided by Financing Activities	60,742	27,966
Net Increase in Cash and Cash Equivalents	56,963	7,445
CASH AND CASH EQUIVALENTS - BEGINNING	78,923	67,295
CASH AND CASH EQUIVALENTS - ENDING	$135,886	$74,740

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$13,670	$3,195
Income taxes paid	$1,036	$2,290

Non-cash Investing and Financing Activities:

Dividend declared	$3,199	$3,041

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At June 30, 2024 and December 31, 2023, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2024:
U.S. Treasury securities	$12,439	$-	$(201)	$12,238
U.S. Government agency obligations	2,474	-	(105)	2,369
Municipal bonds	72,713	19	(14,018)	58,714
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	-	(73)	436
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	232,701	-	(47,646)	185,055
Total	$320,836	$19	$(62,043)	$258,812

December 31, 2023:
U.S. Treasury securities	$14,867	$-	$(277)	$14,590
U.S. Government agency obligations	2,463	-	(124)	2,339
Municipal bonds	73,128	73	(12,405)	60,796
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	-	(67)	442
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	240,409	2	(42,518)	197,893
Total	$331,376	$75	$(55,391)	$276,060

The amortized cost and fair value of securities as of June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$9,938	$9,804
Due after one year through five years	7,323	7,010
Due after five years through ten years	6,875	6,467
Due after ten years	63,490	50,040
	87,626	73,321
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	436
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	232,701	185,055
Total	$320,836	$258,812

There were no sales of securities for the three and six months ended June 30, 2024 and 2023.

Securities with a carrying value of $159.9 million and $145.7 million at June 30, 2024 and December 31, 2023, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2024:	(In Thousands)
U.S. Treasury securities	$-	$-	$12,238	$(201)	$12,238	$(201)
U.S. Government agency obligations	-	-	2,369	(105)	2,369	(105)
Municipal bonds	12,000	(1,014)	45,615	(13,004)	57,615	(14,018)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	-	-	436	(73)	436	(73)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	23	-	184,980	(47,646)	185,003	(47,646)
Total Temporarily Impaired Securities	$12,023	$(1,014)	$245,638	$(61,029)	$257,661	$(62,043)
	.
December 31, 2023:
U.S. Treasury securities	$-	$-	$14,590	$(277)	$14,590	$(277)
U.S. Government agency obligations	-	-	2,339	(124)	2,339	(124)
Municipal bonds	5,561	(201)	52,267	(12,204)	57,828	(12,405)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	-	-	442	(67)	442	(67)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	-	-	197,796	(42,518)	197,796	(42,518)
Total Temporarily Impaired Securities	$5,561	$(201)	$267,434	$(55,190)	$272,995	$(55,391)

The Company had one hundred ninety-six (196) securities in an unrealized loss position at June 30, 2024 and one hundred eighty-nine (189) securities in an unrealized loss position at December 31, 2023. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors and the Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increased market interest rates due to the current economic conditions, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at June 30, 2024 and December 31, 2023.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $998 thousand and $2.4 million as of June 30, 2024 and December 31, 2023, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at June 30, 2024 and December 31, 2023.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2024.

Note 5 – Loans and Credit Quality

The following table presents the composition of loans receivable at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024		December 31, 2023
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$535,850	42.46%	$539,034	43.00%
Commercial construction	19,230	1.52%	16,840	1.34%
Commercial	38,788	3.07%	33,951	2.71%
Residential real estate	667,769	52.91%	663,127	52.90%
Consumer	495	0.04%	565	0.05%
Total loans	1,262,132	100.00%	1,253,517	100.00%
Unearned origination fees	592		522
Allowance for credit losses	(12,246)		(12,461)
Net Loans	$1,250,478		$1,241,578

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2024 by year of origination:

	2024	2023	2022	2021	2020	Prior	Revolving	Total

June 30, 2024	(In Thousands)
Commercial
real estate
Pass	$26,187	$61,255	$149,545	$51,128	$61,118	$176,099	$9,291	$534,623
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,227	-	1,227
Total	26,187	61,255	149,545	51,128	61,118	177,326	9,291	535,850

Commercial
construction
Pass	1,934	3,215	8,591	5,167	-	29	-	18,936
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	239	55	294
Total	1,934	3,215	8,591	5,167	-	268	55	19,230

Commercial
Pass	4,992	2,073	4,272	1,872	3,006	13,941	8,611	38,767
Special Mention	-	-	-	-	-	21	-	21
Substandard	-	-	-	-	-	-	-	-
Total	4,992	2,073	4,272	1,872	3,006	13,962	8,611	38,788

Residential
real estate
Pass	38,140	69,892	91,967	152,093	135,106	156,511	22,553	666,262
Special Mention	-	-	-	-	-	432	-	432
Substandard	-	-	44	-	-	1,031	-	1,075
Total	38,140	69,892	92,011	152,093	135,106	157,974	22,553	667,769

Consumer
Pass	75	81	93	16	-	9	221	495
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	75	81	93	16	-	9	221	495
Total
Loans Receivable	$71,328	$136,516	$254,512	$210,276	$199,230	$349,539	$40,731	$1,262,132

The Company had gross charge-offs of $11 thousand during the six months ending June 30, 2024. One (1) charge-off of $5 thousand was a consumer loan originated in 2021 and one (1) charge-off of $6 thousand was a consumer loan originated in 2023.

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

At June 30, 2024, the Company had no foreclosed assets and had three (3) recorded investment in mortgage loans collateralized by residential real estate property in the process of foreclosure in the amount of $739 thousand. At December 31, 2023, the Company had no foreclosed assets and had one (1) recorded investment in a mortgage loan collateralized by residential real estate property in the process of foreclosure in the amount of $121 thousand.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024			December 31, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$1,227	$1,227		$1,303	$1,543
Commercial construction (1)	55	55		55	55
Commercial	-	-		-	-
Residential real estate (1)	1,224	1,227		1,202	1,206
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction (1)	239	239	20	241	241	22
Commercial (2)	21	21	21	21	21	21
Residential real estate (1)	431	431	83	516	516	152
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,227	$1,227	$-	$1,303	$1,543	$-
Commercial construction	294	294	20	296	296	22
Commercial	21	21	21	21	21	21
Residential real estate	1,655	1,658	83	1,718	1,722	152
Consumer	-	-	-	-	-	-
	$3,197	$3,200	$124	$3,338	$3,582	$195

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2024	December 31, 2023

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	292	366
Consumer	-	-
Total	$292	$366

As of June 30, 2024, there were three (3) loans in non-accrual status in the amount of $292 thousand. There was no required related allowance for these collateral dependent non-accrual loans. There was no interest income recognized for the three months ended June 30, 2024 and interest income of $1 thousand was recognized for the six months ended June 30, 2024. As of December 31, 2023, there were three (3) loans in non-accrual status in the amount of $366 thousand. There was a required related allowance of $66 thousand for these collateral dependent non-accrual loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2024 and December 31, 2023, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2024	(In Thousands)
Commercial real estate	$742	$-	$-	$742	$535,108	$535,850	$-
Commercial construction	-	-	-	-	19,230	19,230	-
Commercial	-	-	-	-	38,788	38,788	-
Residential real estate	607	-	788	1,395	666,374	667,769	496
Consumer	1	-	-	1	494	495	-
Total	$1,350	$-	$788	$2,138	$1,259,994	$1,262,132	$496
December 31, 2023
Commercial real estate	$630	$-	$-	$630	$538,404	$539,034	$-
Commercial construction	-	-	-	-	16,840	16,840	-
Commercial	-	-	-	-	33,951	33,951	-
Residential real estate	344	-	193	537	662,590	663,127	-
Consumer	-	-	-	-	565	565	-
Total	$974	$-	$193	$1,167	$1,252,350	$1,253,517	$-

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and June 30, 2023, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)
Three Months Ending June 30, 2024
Beginning Balance - March 31, 2024	$6,216	$237	$553	$5,508	$29	$-	$12,543
Charge-offs	-	-	-	-	(11)	-	(11)
Recoveries	-	-	-	-	-	-	-
Provisions (credits) on loans	(199)	(10)	(28)	(70)	21	-	(286)
Ending Balance - June 30, 2024	$6,017	$227	$525	$5,438	$39	$-	$12,246

Six Months Ending June 30, 2024
Beginning Balance - December 31, 2023	$6,108	$195	$920	$5,224	$14	$-	$12,461
Charge-offs	-	-	-	-	(11)	-	(11)
Recoveries	240	-	-	-	-	-	240
Provisions (credits) on loans	(331)	32	(395)	214	36	-	(444)
Ending Balance - June 30, 2024	$6,017	$227	$525	$5,438	$39	$-	$12,246

Allowance for credit losses
Three Months Ending June 30, 2023
Beginning Balance - March 31, 2023	$5,605	$277	$1,117	$5,482	$32	$124	$12,637
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions (credits) on loans	336	40	(144)	(184)	(9)	71	110
Ending Balance - June 30, 2023	$5,941	$317	$973	$5,299	$23	$195	$12,748

Six Months Ending June 30, 2023
Beginning Balance - December 31, 2022	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
January 1, 2023 adoption of ASU 2016-13	492	77	(172)	522	19	(750)	188
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	1
Provisions (credits) on loans	336	40	(144)	(184)	(9)	71	110
Ending Balance - June 30, 2023	$5,941	$317	$973	$5,299	$23	$195	$12,748

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for credit losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2024 and December 31, 2023:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

	(In Thousands)
June 30, 2024
Allowance for Credit Losses
Ending Balance	$6,017	$227	$525	$5,438	$39	$-	$12,246
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$20	$-	$83	$-	$-	$103
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-	$-	$21
Ending balance: collectively evaluated for impairment	$6,017	$207	$504	$5,355	$39	$-	$12,122

Loans receivables:
Ending balance	$535,850	$19,230	$38,788	$667,769	$495		$1,262,132
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,227	$294	$-	$1,655	$-		$3,176
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-		$21
Ending balance: collectively evaluated for impairment	$534,623	$18,936	$38,767	$666,114	$495		$1,258,935

December 31, 2023
Allowance for Credit Losses
Ending Balance	$6,108	$195	$920	$5,224	$14	$-	$12,461
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$22	$-	$152	$-	$-	$174
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-	$-	$21
Ending balance: collectively evaluated for impairment	$6,108	$173	$899	$5,072	$14	$-	$12,266

Loans receivables:
Ending balance	$539,034	$16,840	$33,951	$663,127	$565		$1,253,517
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,303	$296	$-	$1,718	$-		$3,317
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-		$21
Ending balance: collectively evaluated for impairment	$537,731	$16,544	$33,930	$661,409	$565		$1,250,179

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

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the allowance for credit losses. The Company had no new loan modifications to borrowers experiencing financial difficulties in the six months ending June 30, 2023, and there were no modifications to borrowers experiencing financial difficulties that were outstanding at June 30, 2023.

The following table presents new loan modifications for credit concerns during the six months ending June 30, 2024:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Six Months Ending June 30, 2024
Residential real estate	1	$79	$79
	1	$79	$79

The loan modification listed above had no reserve recorded in the allowance for credit losses at June 30, 2024. The above loan was not past due at June 30, 2024. The borrower was experiencing financial distress. The modified home equity loan had an extended maturity date compared to the original loan. The above loan represents less than 0.01% of the total residential real estate loans outstanding at June 30, 2024. There is no commitment to lend additional amounts on this modified loan. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were $139 thousand of modifications to borrowers experiencing financial difficulties that were outstanding at June 30, 2024.

Note 6 – Deposits

The components of deposits at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
	(In Thousands)

Demand, non-interest bearing	$351,810	$328,669
Demand, NOW and money market, interest bearing	304,417	252,400
Savings	461,383	493,129
Time, $250 and over	155,724	138,765
Time, other	294,266	263,270
Total deposits	$1,567,600	$1,476,233

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2024, the scheduled maturities of time deposits are as follows (in thousands):

2024 (remainder of the year)	$283,844
2025	138,819
2026	24,475
2027	1,432
2028	1,341
2029	79
$449,990

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At June 30, 2024, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $804.9 million, of which $804.8 million is available for borrowing at June 30, 2024 due to an outstanding letter of credit in the amount of $160 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of June 30, 2024. There were $35.0 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2023. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2024 and December 31, 2023. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at June 30, 2024 and December 31, 2023. Advances from this line are unsecured. Under the terms of this renewed facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible equity ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible equity ratio drop below 2%. If the Company’s net tangible equity ratio drops below 0%, the commitment is canceled.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At June 30, 2024, there were 375,155 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

plan and through the period ended June 30, 2024, there have been 264,958 awards granted. There were no awards granted during the three months ended June 30, 2024 and 2023. During the six months ended June 30, 2024 and 2023 there were 18,843 and 13,877 awards granted, respectively. During the three and six months ended June 30, 2024, the Company recognized compensation expense for restricted stock awards of $66 thousand and $400 thousand, respectively. During the three and six months ended June 30, 2023, the Company recognized compensation expense for restricted stock awards of $76 thousand and $415 thousand, respectively.

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted for the three and six months ended June 30, 2024 and 2023. At June 30, 2024 there were no outstanding options.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase. The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 29,094 shares have been issued as of June 30, 2024. The Company recognized discount expense in relation to the ESPP of $1 thousand and $2 thousand for the three and six months ended June 30, 2024 and June 30, 2023, respectively.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended June 30,
	2024			2023

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding losses on securities available for sale	$(685)	$144	$(541)	$(881)	$185	$(696)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive loss	$(685)	$144	$(541)	$(881)	$185	$(696)

	Six Months Ended June 30,
	2024			2023

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding (losses) gains on securities available for sale	$(6,708)	$1,409	$(5,299)	$3,367	$(707)	$2,660
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(6,708)	$1,409	$(5,299)	$3,367	$(707)	$2,660

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three and six months ended June 30, 2024 and 2023.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2024 and 2023	(In Thousands)
Balance March 31, 2024	$(48,458)
Other comprehensive loss before reclassifications	(541)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(541)
Balance June 30, 2024	$(48,999)

Balance March 31, 2023	$(47,751)
Other comprehensive loss before reclassifications	(696)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(696)
Balance June 30, 2023	$(48,447)

Six Months Ended June 30, 2024 and 2023
Balance January 1, 2024	$(43,700)
Other comprehensive loss before reclassifications	(5,299)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(5,299)
Balance June 30, 2024	$(48,999)

Balance January 1, 2023	$(51,107)
Other comprehensive income before reclassifications	2,660
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	2,660
Balance June 30, 2023	$(48,447)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,492	$3,047	$5,028	$6,834

Weighted average shares outstanding	7,616,511	7,601,822	7,609,591	7,596,829
Dilutive effect of potential common shares, stock options	-	-	-	-
Diluted weighted average common shares outstanding	7,616,511	7,601,822	7,609,591	7,596,829

Basic earnings per share	$0.33	$0.40	$0.66	$0.90
Diluted earnings per share	$0.33	$0.40	$0.66	$0.90

There were no stock options not considered in computing diluted earnings per common share for the three and six months ended June 30, 2024 and June 30, 2023.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2024 and December 31, 2023, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$12,238	$-	$12,238
U.S. Government agency obligations	-	2,369	-	2,369
Municipal bonds	-	58,714	-	58,714
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	436	-	436
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	185,055	-	185,055
June 30, 2024 Securities available for sale	$-	$258,812	$-	$258,812

U.S. Treasury securities	$-	$14,590	$-	$14,590
U.S. Government agency obligations	-	2,339	-	2,339
Municipal bonds	-	60,796	-	60,796
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	442	-	442
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	197,893	-	197,893
December 31, 2023 Securities available for sale	$-	$276,060	$-	$276,060

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
June 30, 2024 Loans Individually evaluated for credit losses	$-	$-	$567	$567
December 31, 2023 Loans Individually evaluated for credit losses	$-	$-	$583	$583

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

At June 30, 2024, of the loans individually evaluated for credit losses having an aggregate balance of $3.2 million, $2.5 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $691 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $124 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2024 and December 31, 2023, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2024:
Loans Individually evaluated for credit losses	$567	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)
December 31, 2023:
Loans Individually evaluated for credit losses	$583	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-24.8%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2024 and December 31, 2023:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
June 30, 2024:
Financial assets:
Cash and cash equivalents	$135,886	$135,886	$135,886	$-	$-
Securities available-for-sale	258,812	258,812	-	258,812	-
Loans receivable, net of allowance	1,250,478	1,135,668	-	-	1,135,668
Restricted investments in bank stock	1,038	1,038	-	1,038	-
Accrued interest receivable	3,413	3,413	-	3,413	-
Financial liabilities:
Deposits	1,567,600	1,563,128	-	1,563,128	-
Securities sold under agreements to
repurchase and federal funds purchased	19,577	19,577	-	19,577	-
Accrued interest payable	7,783	7,783	-	7,783	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2023:
Financial assets:
Cash and cash equivalents	$78,923	$78,923	$78,923	$-	$-
Securities available-for-sale	276,060	276,060	-	276,060	-
Loans receivable, net of allowance	1,241,578	1,150,233	-	-	1,150,233
Restricted investments in bank stock	2,458	2,458	-	2,458	-
Accrued interest receivable	3,298	3,298	-	3,298	-
Financial liabilities:
Deposits	1,476,233	1,472,497	-	1,472,497	-
Securities sold under agreements to
repurchase and federal funds purchased	15,237	15,237	-	15,237	-
Short-term borrowings	35,000	35,000	-	35,000	-
Accrued interest payable	7,844	7,844	-	7,844	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

At June 30, 2024, the Company continued to be in a strong financial and operational condition. The Bank’s June 30, 2024 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at June 30, 2024 was 0.06% and the ratio of non-performing assets to total assets was 0.05%. The Company had its last Community Reinvestment Act (“CRA”) examination in 2022 and received a “satisfactory” rating.

The Company’s assets increased by $60.2 million from $1.66 billion at December 31, 2023 to $1.72 billion at June 30, 2024. The increase was due to a $57.0 million increase in cash and cash equivalents, an increase of $8.9 million in net loans receivable and an increase of $9.6 million in bank owned life insurance, offset by a decrease of $17.2 million in securities available for sale and a decrease of $1.4 million in restricted investment in bank stock. The $57.0 million increase in cash and cash equivalents was due to an increase in deposits of $91.4 million, an increase in securities sold under agreement to repurchase of $4.3 million, $10.7 million in principal pay downs on mortgage-backed securities and maturities within the securities available for sale portfolio, and the repurchase of $1.4 million in restricted investment of bank stock, offset by a decrease in short term borrowings of $35.0 million, the net loan growth of $8.9 million, and the purchase of $9.0 million of bank owned life insurance policies in the first quarter of 2024. The $17.2 million decrease in securities was net of an increase in unrealized losses of $6.7 million. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio. The Company's deposits increased by $91.4 million from $1.48 billion at December 31, 2023 to $1.57 billion at June 30, 2024. The increase in deposits was due to a $23.1 million increase in non-interest bearing deposits and an increase of $68.2 million in interest bearing deposits. The slight shift out of savings into time deposits is primarily, due to competitive pressure of time deposits yielding higher rates in the current rate environment. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which serves to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Company’s success to attract new deposit relationships is, in part, due to the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company continues to gain new deposit opportunities created by mergers in prior years, name changes, competitive branch hour and service adjustments and/or closures in the Company’s market area, and attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable increased by $8.9 million to $1.25 billion at June 30, 2024, as compared to $1.24 billion at December 31, 2023. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to credit-worthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships, although there can be no assurance of this. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended June 30, 2024 was $2.5 million compared to net income for the three months ended June 30, 2023 of $3.0 million, a decrease of $555 thousand, or 18.2%. Basic and diluted earnings per share decreased to $0.33 for the three months ended June 30, 2024, as compared to $0.40 for the three months ended June 30, 2023. The difference in net income for the three months ended June 30, 2024 and June 30, 2023 resulted primarily from an increase in interest expense of $3.1 million, or 74.4%, due to the rapid increased rate environment, as well as a slight increase in non-interest expense; offset by a $2.0 million increase in interest income, an increase in non-interest income, and a decrease in the (credit) provision for credit losses.

Net income for the six months ended June 30, 2024 was $5.0 million compared to net income for the six months ended June 30, 2023 of $6.8 million, a decrease of $1.8 million, or 26.4%. Basic and diluted earnings per share decreased to $0.66 for the six months ended June 30, 2024, as compared to $0.90 for the six months ended June 30, 2023. The difference in net income for the six months ended June 30, 2024 and June 30, 2023 resulted primarily from an increase in interest expense of $6.6 million, or 93.9%, due to the rapid increased rate environment; offset by a $3.3 million increase in interest income, an increase in non-interest income, a decrease in non-interest expenses, and a decrease in the (credit) provision for credit losses.

The Company believes that there may be future compressions to the net interest margin over the next six months as older time deposits mature at higher interest rates, although this compression could be less significant than prior compression experienced. The Company continues to evaluate and consider implementing various strategies to mitigate the potential impact of future market rate increases or no future market rate decreases. This includes interest rate swaps and adjustments to the investment portfolio. In addition, in order to mitigate against rising non-interest expenses, management is in the process of evaluating the availability and feasibility of various potential operational efficiencies.

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

Total interest income for the three months ended June 30, 2024 increased $2.0 million to $16.1 million, as compared to $14.2 million for the three months ended June 30, 2023. Average earning assets were $1.60 billion for the three months ended June 30, 2024 as compared to $1.57 billion for the three months ended June 30, 2023. The tax equivalent yield on average earning assets was 4.08% for the second quarter of 2024 compared to 3.64% for the second quarter of 2023.

Total interest expense for the three months ended June 30, 2024 increased $3.1 million to $7.2 million, as compared to $4.1 million for the three months ended June 30, 2023. Average interest bearing liabilities were $1.21 billion for the three months ended June 30, 2024 and $1.17 billion for the three months ended June 30, 2023. The yield on average interest bearing liabilities was 2.41% and 1.43% for the second quarter of 2024 and 2023, respectively.

Net interest income for the three months ended June 30, 2024 was $8.9 million, compared to $10.0 million for the three months ended June 30, 2023. The decrease in net interest income is, in part, the result of a decrease in the average balance of taxable investments and non-taxable investments, an increase in the average balance of certificates of deposit, an increase in the average balance of NOW and money markets, and an increase in the average balances of securities under the agreement to repurchase, along with an increase in the rates of interest bearing demand deposits, NOW, money market, savings, certificates of deposit, and securities under agreements to repurchase. The decrease in net interest income was offset by an increase in the average balances of taxable and non-taxable loans, an increase in the average balances of interest bearing deposits with banks and fed funds sold, along with an increase in the rates of taxable and non-taxable loans, taxable investments, non taxable investments, federal funds sold, and interest bearing deposits with banks. Also offsetting the decrease in net interest income was a decrease in the average balance of savings. The Company’s net interest margin is 2.23% on a US GAAP basis and 2.27% on a tax equivalent (non-US GAAP) basis for the three months ended June 30, 2024, as compared to 2.55% on a US GAAP basis and 2.59% on a tax equivalent (non-US GAAP) basis for the three months ended June 30, 2023.

Total interest income for the six months ended June 30, 2024 increased $3.3 million to $31.2 million, as compared to $27.9 million for the six months ended June 30, 2023. Average earning assets were $1.58 billion for the six months ended June 30, 2024 as compared to $1.57 billion for the six months ended June 30, 2023. The tax equivalent yield on average earning assets was 4.01% for the six months ended June 30, 2024 compared to 3.61% for the six months ended June 30, 2023.

Total interest expense for the six months ended June 30, 2024 increased $6.6 million to $13.6 million, as compared to $7.0 million for the six months ended June 30, 2023. Average interest bearing liabilities were $1.18 billion for the six months ended June 30, 2024 and $1.16 billion for the six months ended June 30, 2023. The yield on average interest bearing liabilities was 2.31% and 1.22% for the six months ended June 30, 2024 and 2023, respectively.

Net interest income for the six months ended June 30, 2024 was $17.6 million, compared to $20.9 million for the six months ended June 30, 2023. The decrease in net interest income is, in part, the result of a decrease in the average balance of taxable investments and non-taxable investments, a decrease in the average balances of fed funds sold, an increase in the average balance of certificates of deposit, an increase in the average balance of money markets, and an increase in the average balances of securities under the agreement to repurchase, along with a decrease in the rate of non-taxable investments and an increase in the rates of interest bearing demand deposits, NOW, money market, savings, certificates of deposit, and securities under agreements to repurchase. The decrease in net interest income was offset by an increase in the average balances of taxable and non-taxable loans, an increase in the average balance of interest bearing deposits with banks, along with an increase in the rate of taxable and non-taxable loans, taxable investments, federal funds sold, and interest bearing deposits with banks. Also offsetting the decrease in net interest income was a decrease in the average balances of interest bearing demand deposits, NOW, and savings. The Company’s net interest margin is 2.24% on a US GAAP basis and 2.28% on a tax equivalent (non-US GAAP) basis for the six months ended June 30, 2024, as compared to 2.68% on a US GAAP basis and 2.71% on a tax equivalent (non-US GAAP) basis for the six months ended June 30, 2023.

The tables below sets forth average balances and corresponding yields for the corresponding periods ended June 30, 2024 and 2023, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2024			2023
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)

ASSETS
Loans - taxable (2)	$1,238,627	$13,160	4.27%	$1,209,551	$11,806	3.91%
Loans - non-taxable (1)	27,211	228	4.26%	19,216	158	4.17%
Investment securities - taxable	218,913	1,402	2.58%	276,516	1,559	2.26%
Investment securities - non-taxable (1)	39,734	296	3.79%	41,169	305	3.76%
Federal funds sold	1,000	13	5.23%	993	12	4.85%
Interest bearing deposits with banks	77,334	1,020	5.30%	24,508	317	5.19%
TOTAL INTEREST EARNING ASSETS	1,602,819	16,119	4.08%	1,571,953	14,157	3.64%
Less allowance for credit losses	(12,422)			(12,639)
Other assets	84,522			74,771
TOTAL ASSETS	$1,674,919			$1,634,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$277,007	$1,131	1.64%	$239,296	$357	0.60%
Savings	467,261	1,034	0.89%	578,072	749	0.52%
Certificates of deposit	443,214	4,907	4.45%	335,748	2,948	3.52%
Securities sold under agreements to repurchase and other borrowings	19,361	159	3.30%	13,170	93	2.83%
TOTAL INTEREST BEARING LIABILITIES	1,206,843	7,231	2.41%	1,166,286	4,147	1.43%

Non-interest bearing demand deposits	344,311			350,322
Other liabilities	23,377			20,703
Stockholders' equity	100,388			96,774
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,674,919			$1,634,085

Net interest income		$8,888			$10,010
Tax equivalent adjustments
Loans		61			42
Investments		79			81
Total tax equivalent adjustments		140			123
Net interest income on a tax equivalent basis		$9,028			$10,133
Net interest spread (US GAAP basis)			1.63%			2.19%
Net interest margin (US GAAP basis)			2.23%			2.55%
Net interest spread (non-US GAAP basis) (3)			1.67%			2.21%
Net interest margin (non-US GAAP basis) (3)			2.27%			2.59%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2024 and 2023, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% as of June 30, 2024 and 2023, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2024			2023
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,236,589	$26,017	4.23%	$1,200,751	$23,082	3.88%
Loans - non-taxable (1)	27,268	457	4.26%	17,403	285	4.18%
Investment securities - taxable	223,420	2,818	2.54%	277,891	3,102	2.25%
Investment securities - non-taxable (1)	40,570	594	3.73%	41,222	610	3.78%
Federal funds sold	987	27	5.50%	997	24	4.85%
Interest bearing deposits with banks	49,061	1,303	5.34%	32,189	775	4.86%
TOTAL INTEREST EARNING ASSETS	1,577,895	31,216	4.01%	1,570,453	27,878	3.61%
Less allowance for credit losses	(12,496)			(12,638)
Other assets	82,054			74,455
TOTAL ASSETS	$1,647,453			$1,632,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$262,282	$1,982	1.52%	$236,638	$528	0.45%
Savings	475,154	1,988	0.84%	610,638	1,458	0.48%
Certificates of deposit	429,601	9,370	4.39%	301,594	4,882	3.26%
Securities sold under agreements to repurchase and other borrowings	16,979	269	3.19%	13,252	150	2.28%
TOTAL INTEREST BEARING LIABILITIES	1,184,016	13,609	2.31%	1,162,122	7,018	1.22%

Non-interest bearing demand deposits	338,211			355,569
Other liabilities	23,387			19,320
Stockholders' equity	101,839			95,259
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,647,453			$1,632,270

Net interest income		$17,607			$20,860
Tax equivalent adjustments
Loans		121			76
Investments		158			162
Total tax equivalent adjustments		279			238
Net interest income on a tax equivalent basis		$17,886			$21,098
Net interest spread (US GAAP basis)			1.67%			2.37%
Net interest margin (US GAAP basis)			2.24%			2.68%
Net interest spread (non-US GAAP basis) (3)			1.70%			2.39%
Net interest margin (non-US GAAP basis) (3)			2.28%			2.71%

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended				Six Months Ended
	June 30, 2024				June 30, 2024
	compared to June 30, 2023				compared to June 30, 2023
	(In Thousands)
	Due to change in:				Due to change in:
	Total			# of	Total			# of
	Change	Volume	Rate	Days	Change	Volume	Rate	Days
Interest-earning assets:
Loans - taxable	$1,354	$283	$1,103	$(32)	$2,935	$691	$2,180	$64
Loans - non-taxable	70	66	5	(1)	172	163	9	-
Investment securities - taxable	(157)	(324)	171	(4)	(284)	(610)	317	9
Investment securities - non-taxable	(9)	(11)	2	-	(16)	(9)	(9)	2
Federal funds sold	1	-	1	-	3	-	3	-
Interest bearing deposits with banks	703	682	22	(1)	528	408	118	2
Total net change in income on
interest-earning assets	1,962	696	1,304	(38)	3,338	643	2,618	77

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	774	56	719	(1)	1,454	57	1,396	1
Savings	285	(143)	430	(2)	530	(324)	850	4
Certificates of deposit	1,959	941	1,026	(8)	4,488	2,078	2,397	13
Total deposits	3,018	854	2,175	(11)	6,472	1,811	4,643	18
Securities sold under agreements to
repurchase and other borrowings	66	43	23	-	119	42	76	1
Total net change in expense on
interest-bearing liabilities	3,084	897	2,198	(11)	6,591	1,853	4,719	19
Change in net interest income	$(1,122)	$(201)	$(894)	$(27)	$(3,253)	$(1,210)	$(2,101)	$58

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

For the three months ended June 30, 2024, the credit for credit losses on loans was $286 thousand and the provision for credit losses on unused commitments was $3 thousand, compared to provision for credit losses of $110 thousand for the three months ended June 30, 2023. In the three months ended June 30, 2024, there were charge-offs of $11 thousand and no recoveries. In the three months ended June 30, 2023, there were no charge-offs and recoveries of $1 thousand. For the six months ended June 30, 2024, the credit for credit losses on loans was $444 thousand and the provision for credit losses on unused commitments was $89 thousand, compared to provision for credit losses of $110 thousand for the six months ended June 30, 2023. In the six months ended June 30, 2024, there were charge-offs of $11 thousand and recoveries of $240 thousand. In the six months ended June 30, 2023, there were no charge-offs and recoveries of $1 thousand. The (credit) provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its June 30, 2024 allowance for credit loss levels. The allowance for credit losses is $12.2 million as of June 30, 2024, which is 0.97% of total loans receivable, compared to $12.7 million or 1.03% of total loans receivable as of June 30, 2023. At December 31, 2023, the allowance for credit losses was $12.5 million, which represented 0.99% of total loans receivable. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable portfolio:

3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In Thousands)
Loans receivable at end of period	$1,262,132	$1,243,049	$1,262,132	$1,243,049
Allowance for credit losses:
Balance, beginning	$12,543	$12,637	$12,461	$12,449
Cumulative effect of change in accounting principle	-	-	-	188
(Credit) provision for credit losses	(286)	110	(444)	110
Loans charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	(11)	-	(11)	-
Total loans charged off	(11)	-	(11)	-
Recoveries of loans previously charged off:
Commercial real estate	-	-	240	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	1	-	1
Consumer	-	-	-	-
Total recoveries	-	1	240	1
Net recoveries	(11)	1	229	1
Balance at end of period	$12,246	$12,748	$12,246	$12,748
Allowance for credit losses to loans receivable at end of period	0.97%	1.03%	0.97%	1.03%

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded commitments at a level that management believes is adequate to absorb probable losses. At June 30, 2024 and December 31, 2023, a $89 thousand and $0 commitment reserve was reported, respectfully, on the Consolidated Balance Sheets in other liabilities and reported on the Consolidated Statements of Income in (credit) provision for credit losses.

Non-interest Income

Total non-interest income was $704 thousand for the three months ended June 30, 2024 compared to $675 thousand for the same period in 2023. The increase is, in part, attributable to an increase in bank owned life insurance of $43 thousand primarily due to the purchase of $9.0 million of new bank owned life insurance policies and the conversion of $2.0 million in previous BOLI policies to higher yielding BOLI products through a 1035 exchange transaction in the first quarter of 2024. Offsetting this increase is a decrease in merchant and credit card processing fees of $15 thousand.

Total non-interest income was $1.4 million for the six months ended June 30, 2024 compared to $1.3 million for the same period in 2023. The increase is, in part, attributable to an increase in bank owned life insurance of $134 thousand primarily due to the purchase of $9.0 million of new bank owned life insurance policies and the conversion of $2.0 million in previous BOLI policies to higher yielding BOLI products through a 1035 exchange transaction in the first quarter of 2024. Offsetting this increase is a decrease in merchant and credit card processing fees of $19 thousand.

Non-interest Expense

Non-interest expenses remained relatively flat at $6.9 million for the three months ended June 30, 2024 and 2023. The $15 thousand increase in non-interest expenses is, in part, due to an increase of $87 thousand in occupancy and equipment expense, an increase of $71 thousand in data processing due in part to an increase in data processing maintenance contracts and an increase in ATM network fees, offset by credits applied in the second quarter of 2024 and a decrease in escrow management services due to implementation costs of transitioning to a new vendor in 2023. Additional increases in non-interest expenses are attributable to an increase of $22 thousand in loan and real estate expense due primarily to legal loan fees, an increase of $20 thousand in charitable contributions, and an increase of $19 thousand in other expenses. The increases in non-interest expenses were offset, in part, by a decrease of $77 thousand in advertising and promotion expense and a $115 thousand decrease in salaries and employee benefits due to decreases in health insurance cost, incentive and bonus expense, stock grant expense, and non-qualified pension expense, offset by an increase in employee taxes and team compensation due to annual increases in salaries and an increase in the number of employees. The Company had an 8.7% increase in full-time equivalent employees from one hundred four (104) at June 30, 2023 to one hundred thirteen (113) at June 30, 2024. New hires included various branch and operational personnel. The Company’s efficiency ratio, a non-GAAP measure, was 71.7% and 64.2% for the three months ending June 30, 2024 and 2023, respectively.

Non-interest expenses decreased $352 thousand from $13.7 million for the six months ended June 30, 2023 to $13.4 million for the six months ended June 30, 2024. The decrease in non-interest expenses is, in part, attributable to a $391 thousand decrease in salaries and employee benefits due to decreases in health insurance cost, stock grant expense, incentive and bonuses expense, temporary agency services expense, and non-qualified pension expense, offset by an increase in team compensation due to annual increases in salaries and an increase in the number of employees. Additional decreases in non-interest expenses are attributable to a decrease of $177 thousand in advertising and promotion expense and a decrease of $85 thousand in data processing expense due to credits applied during the six months ended June 30, 2024 and a decrease in escrow management services due to implementation costs of transitioning to a new vendor in 2023, offset by an increase in data processing maintenance contracts and an increase in network support expense. The decreases in non-interest expenses were offset, in part, by an increase of $116 thousand in occupancy and equipment expense, an increase of $32 thousand in professional fees primarily due to legal expenses, and an increase of $129 thousand in other expenses. The increase of $129 thousand in other expenses is due, in part, to increases in bank shares tax, losses from check fraud, cash over and short, and other operating expenses, offset by decreases in debit card fraud and dispute losses and wire fraud losses. The Company’s efficiency ratio, a non-GAAP measure, was 70.3% and 61.9% for the six months ending June 30, 2024 and 2023, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2024 totaled $506 thousand, or 16.9% of income before taxes, compared to income taxes for the three months ended June 30, 2023 totaling $666 thousand, or 17.9% of income before taxes. The decrease in the tax rate is, in part, the result of an increase in income on bank owned life insurance and the result of the change in the mix of taxable and tax free loans and investments.

The provision for income taxes for the six months ended June 30, 2024 totaled $993 thousand, or 16.5% of income before taxes, compared to income taxes for the six months ended June 30, 2023 totaling $1.5 million, or 18.2% of income before taxes. The decrease in the tax rate is, in part, the result of an increase in income on bank owned life insurance and the result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of June 30, 2024. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates. Selling of securities would not be expected as a primary source of short term liquidity given the unrealized losses currently in the portfolio.

Total securities at June 30, 2024 were $258.8 million compared to $276.1 million at December 31, 2023. The decrease in the investment portfolio resulted from principal pay downs on mortgage-backed securities, the maturity of one (1) non-taxable municipal bond, and the maturity of one (1) Treasury bond totaling $10.7 million, as well as an increase in unrealized losses of $6.7 million. The carrying value of the securities portfolio as of June 30, 2024 includes a net unrealized loss of $62.0 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $55.3 million at December 31, 2023. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since initial purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell securities in an unrealized loss position at June 30, 2024. Further, management reviewed the Company's securities as of June 30, 2024 and concluded there were no credit-related declines in fair value. The effective duration of the securities portfolio remains between approximately 7 to 8 years at June 30, 2024. In July 2024, the Company purchased $20.0 million of securities.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable increased by $8.9 million to $1.25 billion at June 30, 2024 from $1.24 billion at December 31, 2023. The gross loan-to-deposit ratio decreased to 81% at June 30, 2024, compared to 85% at December 31, 2023. The Company’s loan portfolio at June 30, 2024 was comprised of residential real estate and consumer loans of $668.3 million, an increase of $4.6 million from December 31, 2023, and commercial loans of $593.9 million, an increase of $4.0 million from December 31, 2023. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The Company’s allowance for credit losses decreased $215 thousand to $12.2 million at June 30, 2024, compared to $12.5 million at December 31, 2023. At June 30, 2024 and December 31, 2023, the allowance for credit losses represented 0.97% and 0.99% of total loans receivable, respectively. The Company’s non-performing loans to total loans receivable were 0.06% at June 30, 2024, compared to 0.02% at June 30, 2023, and 0.03% at December 31, 2023. In the three months ended June 30, 2024, there were charge-offs of $11 thousand and no recoveries. In the three months ended June 30, 2023, there were no charge-offs and recoveries of $1 thousand. In the six months ended June 30, 2024, there were charge-offs of $11 thousand and $240 thousand of recoveries. In the six months ended June 30, 2023, there were no charge-offs and recoveries of $1 thousand. The aggregate balances on non-performing loans are included in the following table.

At June 30, 2024 approximately 95% of the Company’s loan portfolio is collateralized by real estate. Our loan portfolio includes a large amount of commercial real estate loans. Management believes the commercial real estate loan portfolio is well-diversified. At June 30, 2024 and December 31, 2023, high volatility commercial real estate exposures were $8.4 million and $7.4 million, respectively. Commercial real estate loans are originated primarily within Lehigh and Northampton counties, are within the Company’s underwriting criteria, and generally include the guarantee of one or more of the borrowers’ affiliates. At June 30, 2024, the Company’s office space portfolio included no exposure to properties in major metropolitan markets. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. The Company monitors these types of loans closely, obtaining updated appraisals on loans when required. As detailed in the Allowance for Credit Losses table, the Company had no charge-offs in this category in 2024 or 2023. The Company believes it has taken the appropriate steps to implement appropriate risk management practices for its commercial real estate loan portfolio, which are subject to regulatory examination.

The details for non-performing loans and assets are included in the following table:

	June 30, 2024	December 31, 2023	June 30, 2023

	(In Thousands)
Non-accrual - commercial	$-	$-	$-
Non-accrual - consumer	292	366	300
Loans past due 90 or more days, accruing interest	496	-	-
Total nonperforming loans	788	366	300
Foreclosed assets	-	-	-
Total nonperforming assets	$788	$366	$300
Nonperforming loans to total loans	0.06%	0.03%	0.02%
Nonperforming assets to total assets	0.05%	0.02%	0.02%
Non-accrual loans to total loans	0.02%	0.03%	0.02%
Allowance to non-accrual loans	4193.84%	3404.64%	4249.33%
Net charge-offs (recoveries) to average loans	-0.02%	0.00%	0.00%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $208 thousand from December 31, 2023 to June 30, 2024. This decrease is due to depreciation on existing premises and equipment, offset by new purchases.

Deposits

Total deposits at June 30, 2024 increased by $91.4 million to $1.57 billion from $1.48 billion at December 31, 2023. The increase in the Company’s deposits was due to an increase of $75.2 million in demand, NOW and money market deposits and an increase of $48.0 million in time deposits, offset by a $31.7 million decrease in savings deposits. The slight shift from savings to time deposits is primarily due to higher yielding rates on time deposits, due to competitive pressure and the current rate environment. Included in the above mentioned increase was a $23.6 million increase in non-interest bearing demand business deposits, offset by a $486 thousand decrease in non-interest bearing demand personal deposits. Included in total deposits at June 30, 2024 were personal deposits of $1.11 billion, business deposits of $363.8 million, and municipal deposits of $98.0 million. Included in total deposits at December 31, 2023 were personal deposits of $1.09 billion, business deposits of $293.6 million, and municipal deposits of $89.5 million. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at June 30, 2024 and December 31, 2023 was $532.9 million and $464.3 million, respectively.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $135.9 million at June 30, 2024, compared to $78.9 million at December 31, 2023.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. As noted above, selling of securities would not be a primary source of short term liquidity given the unrealized losses currently in the portfolio. At June 30, 2024, the Company had $258.8 million of available for sale securities. Securities with a carrying value of $159.9 million and $145.7 million at June 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure securities sold under agreements to repurchase, public deposits, and for other purposes required or permitted by law.

At June 30, 2024, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $804.9 million, of which $804.8 million is available for borrowing at June 30, 2024 due to an outstanding letter of credit in the amount of $160 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no short-term or long-term FHLB advances outstanding as of June 30, 2024. There were $35.0 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2023. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2024 and December 31, 2023. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

Effective August 1, 2024, the FHLB maximum borrowing capacity formula will be changing for all member banks with assets less than $100 billion. It is estimated that the Bank’s maximum borrowing capacity will be reduced by $120 million as a result of the new guidance.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at June 30, 2024 and December 31, 2023. Advances from this line are unsecured.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect the various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $168.8 million and $182.7 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 there was a $89 thousand allowance for credit losses required for off-balance sheet arrangements and $0 at December 31, 2023. At June 30, 2024 and December 31, 2023, the Company had letters of credit outstanding of $8.8 million and $9.0 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $102.6 million as of June 30, 2024, representing a net decrease of $3.0 million from December 31, 2023. The decrease in capital was primarily the result of an increase of $5.3 million in accumulated other comprehensive loss and dividends declared of $3.2 million, offset by net income of $5.0 million, an increase in common stock of $22 thousand, and an increase in surplus of $413 thousand due to employee stock purchases and stock grants with compensation expense. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $13.47 and $13.91 at June 30, 2024 and December 31, 2023, respectively. The Company’s tangible book value per share not including accumulated other comprehensive loss in the total stockholders’ equity numerator (a non-GAAP measure) was $19.90 and $19.66 at June 30, 2024 and December 31, 2023, respectively. The Company believes this non-GAAP measurement enhances the overall understanding of Company performance and increases comparability of period to period results, but should not be viewed as a substitute for the measure as determined in accordance with GAAP or an inference that future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table presents the computation of this non-GAAP based measure shown together with its most directly comparable GAAP measure:

	June 30, 2024	December 31, 2023
	(Dollars In Thousands Except Per Share Data)
Tangible Book Value Per Share
Total stockholders' equity	$102,620	$105,655
Addback: accumulated other comprehensive loss ("AOCL")	48,999	43,700
Total stockholders' equity not included AOCL (non-GAAP)	$151,619	$149,355

Common stock shares outstanding	7,617,680	7,596,236
Book value per share (most directly comparable GAAP based measure)	$13.47	$13.91
AOCL per share	6.43	5.75
Book value per share not including AOCL (non-GAAP)	$19.90	$19.66

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of June 30, 2024, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2024	December 31, 2023

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$151,453	$149,299
Tier 2, allowable portion of allowance for credit losses	12,335	12,461
Total capital	$163,788	$161,760

Common equity tier 1 capital ratio	13.4%	13.3%
Tier 1 risk based capital ratio	13.4%	13.3%
Total risk based capital ratio	14.5%	14.5%
Tier 1 leverage ratio	8.8%	8.9%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2024	December 31, 2023

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$151,619	$149,355
Tier 2, allowable portion of allowance for credit losses	12,335	12,461
Total capital	$163,954	$161,816

Common equity tier 1 capital ratio	13.4%	13.3%
Tier 1 risk based capital ratio	13.4%	13.3%
Total risk based capital ratio	14.5%	14.5%
Tier 1 leverage ratio	8.8%	8.9%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at June 30, 2024. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months and personal, and business money market accounts reprice every month. Management reviews all assumptions on a periodic basis and believes current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	2.6%
Down 200 basis points	3.4%

Up 100 basis points	-3.1%
Up 200 basis points	-6.7%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2024, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 12, 2024	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 12, 2024	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer