Form 10-K
period 2024-12-31
Embassy Bancorp, Inc.
filed 2025-03-17
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $72,465,972

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 14, 2025	($1.00 Par Value)	7,643,137
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Correspondent and third party vendor relationships are utilized where it is cost beneficial to support the Companies products and services. The specific objectives of the Company are: 1) to provide individuals, professionals and local businesses with the highest standard of relationship banking in the local market; 2) to attract deposits and loans with state of the art products and services and competitive pricing; 3) to provide a reasonable return to shareholders on capital invested; and 4) to attract, train and retain a happy, motivated and team-oriented group of banking professionals dedicated to meeting the Company’s objectives.

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

According to Federal Deposit Insurance Corporation (“FDIC”) data of its insured institutions, as of June 30, 2024, the Company ranks 4th in bank market share in Northampton County with four (4) offices, and 7th in Lehigh County bank market share with six (6) offices, with a combined deposit market share of 8.86% for both counties, an increase from 8.53% as of June 30, 2023. The Company believes there is significant room for organic growth in its current market area of Lehigh and Northampton Counties.

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

Commercial Lending

The Company typically targets businesses with annual revenues of less than $20 million, including business owners, operators of real estate, legal, and medical professionals. The Company offers responsiveness, flexibility and local decision making for loan applications of small business owners, thereby eliminating delays caused by non-local management. The Company participates in various local, state, and federal loan programs.

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

Other Loan Information

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

Employees

As of December 31, 2024, the Company had a total of 112 full-time equivalent employees.

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

The Company believes it is able to compete within its market by offering competitive interest rates and a superior level of personalized customer service, as reflected in our combined deposit market share percentage for Northampton and Lehigh Counties. The Company also continues to capitalize on opportunities created by competitive branch hour adjustments and/or closures in the Company’s market area, recent merger announcements, and name changes, attracting customers looking to relocate to a local, reputable community bank.

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

Embassy Bancorp, Inc.

While the current administration has issued several executive orders that may have an impact on the financial industry, the following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their bank subsidiaries and provides certain specific information about the Company and the Bank. It does not describe all of the provisions of the statutes, regulations and policies that are identified, and the Company is following closely the executive orders for any changes. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

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

The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually

Embassy Bancorp, Inc.

or jointly with the federal banking agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations; however, the extent to which such coordination may actually occur is unpredictable and may change over time as the result of a number of factors, including changes in leadership at the Department of Justice and the CFPB, as well as changes in the enforcement policies and priorities of each agency. As an independent bureau funded by the Federal Reserve Board, the CFPB may impose requirements that are more stringent than those of the other bank regulatory agencies.

Capital Standards

The Company and the Bank are subject to the Basel III rules that are based upon the final framework of the Basel Committee for strengthening capital and liquidity regulations. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refine the definition of what constitutes “capital” for purposes of calculating these ratios.

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

Embassy Bancorp, Inc.

At December 31, 2024 and December 31, 2023, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards and exceeded the capital conservation buffers.  See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

At December 31, 2024, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 12 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

The Company had its last CRA examination in 2022 and received a “satisfactory” rating. The Company received notification of and supplied all necessary information for its next exam tentatively to begin in May 2025.

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

It is by design that the Company runs a very efficient operation, relying greatly on the knowledge and experience of its leadership team, and, where appropriate, the outsourcing of certain functions to high quality vendors, in order to do so.  This level of efficiency requires that individual members of the Company’s leadership team assume roles that are most often held by multiple individuals at banks within the Company’s peer group.   For example, David M. Lobach, Jr. serves as Chairman of the Board, as well as President and Chief Executive Officer,  Judith A. Hunsicker serves as Chief Operating Officer, Chief Financial Officer and CRA Officer, Michael B. Macy serves as Chief Lending Officer of Business Banking and oversees business banking and business development, Diane M. Cunningham oversees retail banking branch network and consumer lending, as well as marketing, and Lynne M. Neel oversees the finance department, deposit operations, online and mobile banking, loan operations and investor relations. This multidisciplinary approach is replicated throughout the Company.

The Company has created a group consisting of team members called the “Culture Club.” The group is designed to keep our business culture in the forefront of all we do. This team provides new employees with their first look at the unique Embassy culture through an orientation program created with the individual in mind. In addition, the team actively works on creative activities and educational events to enhance our existing culture for the entire Embassy team. Our culture is truly defined by “us.” The Company family is made up of professionals who share the common goal of making our bank succeed by providing superior customer service through sales, education, technology, and teamwork. Our experience has shown that when employees communicate openly and directly with supervisors, the work environment can be excellent, expectations can be clear, and attitudes will be positive. We believe that the Company amply demonstrates its commitment to employees by responding effectively to employee concerns.

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

Embassy Bancorp, Inc.

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

The Company’s CEO speaks to the entire Team monthly during the Team meeting, which provides training and general information. The officers of the Bank meet approximately quarterly and these meetings are focused on training and development of future leadership.

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

•the effects of actions by the federal government, including those of the Federal Reserve Board and other government agencies, that impact the money supply, the potential effect of tariffs on cost of goods, and market interest rates;

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

Embassy Bancorp, Inc.

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

Our ability to make a profit, like that of most financial institutions, substantially depends upon our net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income and net income.

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

At December 31, 2024, the Company maintained an available for sale securities portfolio of $280.8 million. The estimated fair value of the available for sale securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Shareholders' equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2024, we incurred other comprehensive losses of $6.9 million related to net changes in unrealized holding losses in the available for sale investment securities portfolio. A decline in the estimated fair value of this portfolio would result in a decline in shareholders' equity, as well as book value per common share. This decrease would occur even though the securities are not sold. The accumulated other comprehensive loss, does not impact the net income of the Company.

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

At December 31, 2024, 47.2% of our loan portfolio consisted of commercial real estate, commercial construction and commercial loans, which are generally perceived as having more risk of default than residential real estate loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties and the successful operation of the borrower's business, as well as the factors affecting residential real estate borrowers.

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

The FASB issued an accounting standard on allowance for credit losses “ACL”, which became effective for us beginning on January 1, 2023. This standard, referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; forecasts; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of our control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review our allowance for possible credit losses and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs, based on information unavailable to, or judgments different than those of, management. In addition, if charge-offs in future periods exceed the allowance, we may need additional provisions to increase the allowance for possible credit losses. Any increases in the allowance resulting from credit loss provisions will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in Pennsylvania.

Unlike larger or regional financial institutions that are more geographically diversified, our success is dependent to a significant degree on economic conditions in Pennsylvania, especially in Lehigh and Northampton Counties, which are the counties and markets primarily served by us in the years up to and including 2024. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas served by us, could cause an increase in the level of the Bank’s non-performing assets and credit losses, thereby causing operating losses, impairing liquidity, and eroding capital. We can give no assurance that adverse changes in the local economy would not have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these standards could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. From time to time, the FASB and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

Embassy Bancorp, Inc.

Prior levels of market volatility were unprecedented and future volatility may have materially adverse effects on the market price of our common stock, our liquidity and financial condition.

Starting in March 2020, the capital and credit markets have experienced extreme volatility and disruption related to the COVID-19 pandemic and, also, as a result of the bank failures in 2023. In many cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. If such levels of market disruption and volatility continue, there can be no assurance that we will not experience adverse effects, which may materially affect the market price of our common stock and/or our liquidity, financial condition, and profitability.

Our banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect our earnings.

Poor economic conditions and the resulting bank failures from the most recent recession have stressed the Deposit Insurance Fund and increased the costs of our FDIC insurance assessments. Promptly following the failures of several banks, the federal banking regulators announced that the FDIC will use funds from the Deposit Insurance Fund to ensure that all depositors in SVB, Signature Bank, and First Republic Bank are made whole, at no cost to taxpayers. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments. We are generally unable to control the amount of premiums or special assessments that our banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock at the current rate or at all.

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

Embassy Bancorp, Inc.

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

As of December 31, 2024, our directors and executive officers beneficially owned in excess of 29% of our issued and outstanding common stock on a fully diluted basis.  Such persons, as a group, will have sufficient votes to strongly influence the outcome of all matters submitted to our shareholders, including the election of directors.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company.

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

Embassy Bancorp, Inc.

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

Any one or more of these laws or measures, particularly when coupled with the fact that our insiders hold approximately 29% of our voting shares, may impede the takeover of the Company and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

If we need to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our bank subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation, and bank regulatory agencies.  In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. As of December 31, 2024, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines.

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

Embassy Bancorp, Inc.

Our cybersecurity program provides a program for compliance with applicable cybersecurity and data protection laws. Our program is designed to ensure the security and confidentiality of customer, employee and Company information, protect against known or evolving threats to the security or integrity of customer records and personal information and protect against unauthorized access to or use of such information. We work with third party firms to review and monitor our cyber security programs, our regulators, and other third-party service providers to ensure that these policies are adequately designed to appropriately safeguard such information. The Company’s policies and procedures include, and are not limited to:

Information Systems and Cyber Security Policy	Patch and Change Management
Cyber Incident Response Policy and Testing	Annual NIST Risk Assessments
Business Continuity and Disaster Recovery Plans and Testing	Annual CIS Benchmarks Assessments
Third Party Risk Management Policies	Access to Threat Intelligence
Remote Access Policy	Dark Web Monitoring
Customer Facing Technology Risk Assessments	Cyber Risk Insurance Policy
Cyber Security Awareness Training	Physical Security Policy
Vulnerability Assessments

The Company uses a layered security structure of processes and technologies to detect, prevent, mitigate, monitor and respond to cybersecurity threats.

Employees undergo cybersecurity training during orientation. Employees and board members receive annual training to promote cybersecurity awareness. All employees are required to abide by our cybersecurity and data protection policies.

To our knowledge and to date, the Company has not experienced a material cybersecurity incident.

Governance

Cybersecurity and data protection is essential for the Company to maintain the trust of our customers, team members and stakeholders. The Board of Directors is ultimately responsible for overseeing the Company’s management of cybersecurity risk, including oversight into appropriate risk mitigation, strategies, processes, systems, and controls.

The Company has an IT Team and Cyber Incident Response Team made up of senior managers of the bank and led by the Chief Operating Officer (COO), the Information Security Officer (ISO) and the Security Officer (SO). The COO, ISO and SO, in conjunction with our third party cyber security technology provider, are primarily responsible for assessing and managing material risks from cybersecurity threats and are responsible for designing, implementing and maintaining our cybersecurity environment and incident response procedures. The ISO has twenty-eight (28) years of experience exclusively in the IT field. The IT Team is responsible for ensuring the Board of Directors and employees are trained annually on cybersecurity and information security awareness and apprised of any emerging threats. Additionally, the IT Team ensures employees are adequately trained on our incident response procedures.

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

	2024		2023
	High	Low	High	Low
First Quarter	$15.05	$13.31	$18.70	$16.05
Second Quarter	$13.75	$13.00	$17.00	$12.50
Third Quarter	$15.79	$13.00	$18.00	$14.05
Fourth Quarter	$16.74	$15.60	$15.38	$13.90

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 14, 2025, there are approximately 809 owners of record of the common stock of the Company.

(c)On July 12, 2024, the Company paid $3,199,426 or $0.42 per share, in an annual cash dividend on its common stock. On July 14, 2023, the Company paid $3,041,266 or $0.40 per share, in an annual cash dividend on its common stock. As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company. See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)The following table sets forth information about options outstanding under the Company’s shareholder approved Stock Incentive Plan, as of December 31, 2024:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	-	N/A	364,355

(e)Sales of Securities.

None.

Embassy Bancorp, Inc.

(f)Repurchase of Equity Securities.

The following table sets forth the number of shares of common stock repurchased by the Company, and the average price paid for such shares, during the fourth quarter of 2024. The Company has not publicly announced any purchase plan or program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	N/A	N/A	N/A	N/A
November 1 - 30, 2024	N/A	N/A	N/A	N/A
December 1 - 31, 2024	4,351	$16.50	N/A	N/A

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

Critical Accounting Estimates and Judgements

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for credit losses (“ACL”) involves a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, this estimate can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

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

OVERVIEW

The Company’s assets increased by $47.9 million from $1.66 billion at December 31, 2023 to $1.70 billion at December 31, 2024. The increase was due to a $17.6 million increase in cash and cash equivalents, an increase of $14.7 million in net loans receivable, and an increase of $10.3 million in bank owned life insurance, offset by a decrease of $4.8 million in securities available for sale. The $17.6 million increase in cash and cash equivalents was due to an increase in deposits of $76.8 million, $31.6 million in principal pay downs on mortgage-backed securities and maturities within the securities available for sale portfolio, offset by a decrease in securities sold under agreement to repurchase of $10.3 million, a decrease in short term borrowings of $19.4 million, the net loan growth of $14.7 million, the purchase of $44.3 million in securities available for sale, and the purchase of $9.0 million of bank owned life insurance policies in the first quarter of 2024. The $4.8 million decrease in securities available for sale was net of an increase in unrealized losses of $8.8 million. The current unrealized loss position of the securities portfolio is due to the increase in market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio.

Net loans receivable increased by $14.7 million to $1.26 billion at December 31, 2024, as compared to $1.24 billion at December 31, 2023. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to creditworthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See the expanded discussion under the Financial Condition: Loans section below.

The Company's deposits increased by $76.8 million from $1.48 billion at December 31, 2023 to $1.55 billion at December 31, 2024. The increase in deposits was due to a $22.7 million increase in non-interest bearing deposits and an increase of $54.0 million in interest bearing deposits. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which serves to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Company’s success in attracting new deposit relationships is, in part, due to the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company

Embassy Bancorp, Inc.

continues to take advantage of deposit opportunities created by mergers, name changes, competitive branch hour and service adjustments and/or closures in the Company’s market area, and by attracting new customers looking to relocate to a local, reputable community bank.

The Company’s net income decreased $2.2 million, or 17.5%, to $10.4 million in 2024 from $12.7 million in 2023. Basic and diluted earnings per share decreased to $1.37 in 2024, as compared to $1.67 in 2023. The difference in net income for the year ended December 31, 2024 and December 31, 2023 resulted primarily from an increase in interest expense of $10.7 million, or 58.9%, due to the rate environment, and an increase in non-interest expenses; offset, to a lesser degree, by an increase in interest income, an increase in non-interest income, and a increase in the credit for credit losses.

Subsequent to the December 31, 2024 balance sheet date, in January 2025, the Company purchased nine (9) Treasury bonds and one (1) government agency bond totaling $33.7 million, in February 2025 the Company purchased six (6) Treasury bonds and two (2) government agency bonds totaling $17.9 million, and in March 2025 the Company purchased two (2) Treasury bonds and (2) government agency bonds totaling $14.8 million.. Also subsequent to year end, in January 2025 the Company paid off the FHLB short-term borrowings of $15.6 million, as described in Note 8.

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

2024 Compared to 2023

Total interest income for the year ended December 31, 2024 increased $7.8 million to $65.0 million, as compared to $57.2 million for the year ended December 31, 2023. Average earning assets were $1.60 billion for the year ended December 31, 2024, as compared to $1.56 billion for the year ended December 31, 2023. The tax equivalent yield on average earning assets was 4.09% for the year ended December 31, 2024, compared to 3.69% for the year ended December 31, 2023.

Total interest expense for the year ended December 31, 2024 increased $10.7 million to $28.8 million, as compared to $18.1 million for the year ended December 31, 2023. Average interest bearing liabilities were $1.20 billion for the

Embassy Bancorp, Inc.

year ended December 31, 2024, as compared to $1.17 billion for the year ended December 31, 2023. The yield on average interest bearing liabilities was 2.39% and 1.55% for the years ended December 31, 2024 and December 31, 2023, respectively. The Company’s overall cost of funds for the years ended December 31, 2024 and 2023 was 1.87% and 1.20%, respectively.

Net interest income for the year ended December 31, 2024 was $36.2 million, compared to $39.0 million for the year ended December 31, 2023. The decrease in net interest income is, in part, the result of an increase in the average balance of certificates of deposit, an increase in the average balance of NOW and money markets, an increase in the average balances of securities under agreement to repurchase, and a decrease in the average balance of taxable investments, along with a decrease in the rate of non-taxable investments and an increase in the rates of interest bearing demand deposits, NOW, money market, savings, certificates of deposit, and securities under agreements to repurchase and other borrowings. The decrease in net interest income was offset by an increase in the average balances of taxable and non-taxable loans, an increase in the average balance of taxable investments and non-taxable investments, an increase in the average balance of fed funds sold, an increase in the average balance of interest bearing deposits with banks, along with an increase in the rate of taxable and non-taxable loans, taxable investments, federal funds sold, and interest bearing deposits with banks. Also offsetting the decrease in net interest income was a decrease in the average balance of savings and a decrease in the balance and rate of FHLB short term borrowings. The Company’s net interest margin is 2.26% on a US GAAP basis and 2.29% on a tax equivalent (non-US GAAP) basis for the year ended December 31, 2024, as compared to 2.50% on a US GAAP basis and 2.53% on a tax equivalent (non-US GAAP) basis for the year ended December 31, 2023.

For the fourth quarter of 2024, the Company’s net interest margin is 2.24% on a US GAAP basis and 2.28% on a tax equivalent (non-US GAAP) basis, respectively. These are both increases from the quarter ended December 31, 2023, when the net interest margin was 2.16% on a US GAAP basis and 2.20% on a tax equivalent (non-US GAAP) basis, respectively. The quarterly results for the fourth quarter of 2024 were consistent with the quarter ended September 30, 2024, when the net interest margin was 2.24% on a US GAAP basis and 2.27% on a tax equivalent (non-US GAAP) basis, respectively.

For the fourth quarter of 2024, the Company’s overall cost of funds decreased to 1.91% from 1.98% for the third quarter of 2024, respectively.

Embassy Bancorp, Inc.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2024			Year Ended December 31, 2023

	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$1,236,484	$53,369	4.32%	$1,211,645	$47,977	3.96%
Loans - non-taxable (1)	27,245	923	4.29%	22,413	744	4.20%
Investment securities - taxable	238,370	6,357	2.67%	267,098	6,127	2.29%
Investment securities - non-taxable (1)	40,708	1,186	3.69%	40,255	1,223	3.84%
Federal funds sold	993	53	5.29%	827	42	5.11%
Interest bearing deposits with banks	57,979	3,083	5.32%	21,032	1,044	4.96%

TOTAL INTEREST EARNING ASSETS	1,601,779	64,971	4.09%	1,563,270	57,157	3.69%

Less allowance for credit losses	(12,378)			(12,622)
Other assets	82,225			74,801

TOTAL ASSETS	$1,671,626			$1,625,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$271,589	$4,241	1.56%	$241,524	$1,791	0.74%
Savings	461,364	3,976	0.86%	567,686	3,283	0.58%
Certificates of deposit	452,308	20,014	4.42%	342,387	12,540	3.66%
Securities sold under agreements to repurchase and other borrowings	17,558	556	3.17%	16,394	504	3.07%

TOTAL INTEREST BEARING LIABILITIES	1,202,819	28,787	2.39%	1,167,991	18,118	1.55%

Non-interest bearing demand deposits	338,931			342,746
Other liabilities	24,040			21,521
Stockholders' equity	105,836			93,191

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,671,626			$1,625,449

Net interest income		$36,184			$39,039
Tax equivalent adjustments:
Loans		245			198
Investments		315			325
Total tax equivalent adjustments		560			523
Net interest income on a tax equivalent basis		$36,744			$39,562
Net interest spread (US GAAP basis)			1.66%			2.10%
Net interest margin (US GAAP basis)			2.26%			2.50%
Net interest spread (non-US GAAP basis) (3)			1.70%			2.14%
Net interest margin (non-US GAAP basis) (3)			2.29%			2.53%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2024 and 2023, respectively.
(2) The average balance of taxable loans includes loans in which interest is no longer accruing.
(3) Non-US GAAP net interest spread and net interest margin are calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2024 and 2023, respectively.

Embassy Bancorp, Inc.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2024 vs. 2023
	Increase (decrease) due to changes in:
	(In Thousands)

	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$984	$4,408	$5,392
Loans - non-taxable	160	19	179
Investment securities - taxable	(659)	889	230
Investment securities - non-taxable	14	(51)	(37)
Federal funds sold	8	3	11
Interest bearing deposits with banks	1,834	205	2,039
Total net change in income on
interest-earning assets	2,341	5,473	7,814

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	223	2,227	2,450
Savings	(615)	1,308	693
Certificates of deposit	4,026	3,448	7,474
Total deposits	3,634	6,983	10,617
Securities sold under agreements to
repurchase and other borrowings	36	16	52
Total net change in expense on
interest-bearing liabilities	3,670	6,999	10,669
Change in net interest income	$(1,329)	$(1,526)	$(2,855)

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

For additional information on ASC Topic 326, see Note 1 “Summary of Significant Accounting Policies.”.

For the year ended December 31, 2024, the credit for credit losses was $525 thousand, compared to the credit for credit losses of $178 thousand for the year ended December 31, 2023. In the year ended December 31, 2024, there were $11 thousand in charge-offs and $241 thousand in recoveries, compared to no charge-offs and $2 thousand in recoveries for the year ended December 31, 2023. The (credit) provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its December 31, 2024 allowance for credit loss levels. The allowance for credit losses is $12.2 million as of December 31, 2024, which is 0.96% of total loans receivable, compared to $12.5 million or 0.99% of total loans receivable as of December 31, 2023. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

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

Total non-interest income was $3.2 million for the year ended December 31, 2024, compared to $2.6 million for the same period in 2023. The increase is, in part, attributable to an increase in bank owned life insurance of $576 thousand primarily due to the purchase of $9.0 million of new bank owned life insurance policies and the conversion of $2.0 million in previous BOLI policies to higher yielding BOLI products through a 1035 exchange transaction in the first quarter of 2024. Also, contributing to the increase in non-interest income is an increase of $15 thousand in debit card interchange fees and an increase of $4 thousand in other service fees. Offsetting this increase is a decrease in merchant and credit card processing fees of $39 thousand.

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

Non-interest expenses for the year ended December 31, 2024 was $27.3 million, compared to $26.4 million for the year ended December 31, 2023. The increase in non-interest expenses is, in part, attributable to a $474 thousand increase in salaries and employee benefits due to annual increases in salaries and benefits, incentives and bonuses, employee taxes, and health insurance cost, offset by an increase in deferred loan costs, a decrease in stock grant expense, and a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $244 thousand in occupancy and equipment due in part to an increase in rent expense, building maintenance, utility expenses, and in depreciation expense, as well as an increase of $25 thousand in professional fees, an increase of $33 thousand in FDIC insurance, an increase of $29 thousand in loan and real estate expenses, and an increase of $165 thousand in other expenses. The increase in other expenses was due, in part, to increases in bank shares tax, cash over and short, shareholder relations, and other operating expenses, offset by decreases in dispute and fraud losses on debit cards, wire fraud losses, check fraud losses, debit card production, and customer check printing. These increases in non-interest expenses were offset, in part, by a $58 thousand decrease in advertising and promotion expenses. The Company’s efficiency ratio was 69.3% and 63.3% for the year ending December 31, 2024 and 2023, respectively.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.1 million and $2.8 million for December 31, 2024 and December 31, 2023. The effective rate on income taxes for the years ended December 31, 2024 and 2023 was 16.5% and 18.1%, respectively. The decrease in the tax rate is, in part, the result of an increase in income on bank owned life insurance and the result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is generally structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of December 31, 2024. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates. Selling of securities would not be expected as a primary source of short term liquidity given the unrealized losses currently in the portfolio.

The Company’s securities portfolio was $280.8 million at December 31, 2024, a $4.8 million decrease from securities of $276.1 million at December 31, 2023. The decrease in the investment portfolio resulted from principal pay downs on mortgage-backed securities, the maturity of one (1) non-taxable municipal bond, the maturity of three (3) Treasury bonds, and the maturity of one (1) government agency bonds totaling $31.6 million, as well as an increase in unrealized losses of $8.8 million, offset by the purchase of seven (7) Treasury bonds and three (3) government agency

Embassy Bancorp, Inc.

bonds totaling $44.3 million. The carrying value of the securities portfolio as of December 31, 2024 includes a net unrealized loss of $64.1 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $55.3 million at December 31, 2023. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since initial purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell securities in an unrealized loss position at December 31, 2024. Further, management reviewed the Company's securities as of December 31, 2024 and concluded there were no credit-related declines in fair value. The effective duration of the securities portfolio is approximately 6 years at December 31, 2024.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2024 and December 31, 2023.

	2024	2023

	(In Thousands)

U.S. Treasury securities	$34,740	$14,590
U.S. Government agency obligations	12,446	2,339
Municipal securities	58,000	60,796
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - commercial	436	442
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	175,206	197,893
Total Securities Available for Sale	$280,828	$276,060

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2024. Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Treasury securities	$34,740	4.15%	$-	-	$-	-	$-	-	$34,740	4.15%
U.S. Government agency
obligations	12,446	4.02%	-	-	-	-	-	-	12,446	4.02%
Municipal securities	-	-	2,230	2.68%	6,422	3.78%	49,348	2.96%	58,000	3.04%
U.S. GSE - Mortgage-
backed securities-
commercial	-	-	-	-	436	2.39%	-	-	436	2.39%
U.S. GSE - Mortgage-
backed securities-
residential	12	5.85%	6,076	2.80%	54,323	1.87%	114,795	1.76%	175,206	1.83%
Total Debt Securities	$47,198	4.11%	$8,306	2.77%	$61,181	2.07%	$164,143	2.12%	$280,828	2.46%

Embassy Bancorp, Inc.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable increased by $14.7 million to $1.26 billion at December 31, 2024 from $1.24 billion at December 31, 2023. The gross loan-to-deposit ratio decreased to 82% at December 31, 2024, compared to 85% at December 31, 2023. The Company’s loan portfolio at December 31, 2024 was comprised of residential real estate and consumer loans of $669.2 million, an increase of $5.5 million from December 31, 2023, and commercial loans of $598.5 million, an increase of $8.7 million from December 31, 2023. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2024 and 2023. All of the Company’s loans are to domestic borrowers.

	December 31, 2024		December 31, 2023
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$536,594	42.33%	$539,034	43.00%
Commercial construction	22,556	1.78%	16,840	1.34%
Commercial	39,384	3.10%	33,951	2.71%
Residential real estate	668,725	52.75%	663,127	52.90%
Consumer	475	0.04%	565	0.05%

Gross loans	1,267,734	100.00%	1,253,517	100.00%
Unearned origination costs	688		522
Allowance for credit losses	(12,166)		(12,461)

Net Loans	$1,256,256		$1,241,578

The following table shows the maturities of the commercial and consumer loan portfolios and the loans subject to interest rate fluctuations at December 31, 2024.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

	(In Thousands)

Commercial real estate	$52,135	$380,928	$101,022	$2,509	$536,594
Commercial construction	20,806	1,750	-	-	22,556
Commercial	14,177	21,633	3,562	12	39,384
Residential Real Estate	3,919	34,697	400,704	229,405	668,725
Consumer	41	386	9	39	475

	$91,078	$439,394	$505,297	$231,965	$1,267,734

Fixed Rates	$63,452	$435,302	$505,288	$213,395	$1,217,437
Variable Rates	27,626	4,092	9	18,570	50,297

	$91,078	$439,394	$505,297	$231,965	$1,267,734

Embassy Bancorp, Inc.

Credit Risk and Loan Quality

The Company’s allowance for credit losses decreased slightly to $12.2 million at December 31, 2024 from $12.5 million at December 31, 2023. At December 31, 2024 and December 31, 2023, the allowance for credit losses represented 0.96% and 0.99% of total loans receivable, respectively. The Company’s non-performing loans to total loans receivable were 0.04% at December 31, 2024, compared to 0.03% at December 31, 2023. At December 31, 2024, approximately 95% of the Company’s loan portfolio is collateralized by real estate.

The aggregate balances on non-performing loans are included in the following table. At December 31, 2024, the Company had no foreclosed assets and had two (2) recorded investments in mortgage loans collateralized by residential real estate property in the process of foreclosure in the amount of $216 thousand. At December 31, 2023, the Company had no foreclosed assets and had one (1) recorded investment in a mortgage loan collateralized by residential real estate property in the process of foreclosure in the amount of $121 thousand.

The details for the non-performing loans and assets are included in the following table:

	December 31,

	2024	2023

	(Dollars In Thousands)

Non-accrual - commercial	$151	$-
Non-accrual - consumer	344	366
Restructured, accruing interest	-	-
Loans past due 90 or more days, accruing interest	-	-
Total nonperforming loans	495	366
Foreclosed assets	-	-
Total nonperforming assets	$495	$366
Nonperforming loans to total loans	0.04%	0.03%
Nonperforming assets to total assets	0.03%	0.02%
Non-accrual loans to total loans	0.04%	0.03%
Allowance to non-accrual loans	2457.78%	3404.64%
Net (recoveries) charge-offs to average loans	-0.02%	0.00%

In the year ended December 31, 2024, there were $11 thousand in charge-offs and $241 thousand in recoveries, compared to no charge-offs and $2 thousand in recoveries for the year ended December 31, 2023.

Our loan portfolio includes a large amount of commercial real estate loans. Management believes the commercial real estate loan portfolio is well-diversified. At December 31, 2024 and 2023, high volatility commercial real estate exposures were $11.0 million and $7.4 million, respectively. Commercial real estate loans are originated primarily within Lehigh and Northampton counties, are within the Company’s underwriting criteria, and generally include the guarantee of one or more of the borrowers’ affiliates. At December 31, 2024, the Company’s office space portfolio included no exposure to properties in major metropolitan markets. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. The Company monitors these types of loans closely, obtaining updated appraisals on loans when required. As detailed in the Allowance for Credit Losses table, the Company had no charge-offs in this category in 2024 or 2023. The Company believes it has taken the appropriate steps to implement appropriate risk management practices for its commercial real estate loan portfolio, which are subject to regulatory examination.

Embassy Bancorp, Inc.

Allowance for Credit Losses

The Company adopted the ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326)” (“CECL”) on January 1, 2023. The cumulative effect from the adoption of CECL was a $188 thousand increase to the allowance for credit losses. Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels, as of December 31, 2024, the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for credit losses as new information becomes available.

As of December 31, 2024, the Company had $3.0 million of individually evaluated loans (defined as those loans that do not share the same risk characteristics as the remaining pooled portfolio and legacy debt restructurings) compared to $3.3 million at December 31, 2023. Most of the Company’s individually evaluated loans required no specific reserves due to adequate collateral. As of December 31, 2024, the Company had individually evaluated loans of $691 thousand requiring a specific reserve of $134 thousand. As of December 31, 2023, the Company had individually evaluated loans of $778 thousand requiring a specific reserve of $195 thousand.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable portfolio:

	December 31,
	2024	2023

	(Dollars In Thousands)

Loans receivable at end of year	$1,268,422	$1,254,039

Allowance for credit losses:
Balance, beginning	$12,461	$12,449
Cumulative effect of change in accounting principle	-	188
Credit for credit losses	(525)	(178)
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	(11)	-
Total charged off	(11)	-
Recoveries of loans previously charged-off:
Commercial real estate	240	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	2
Consumer	1	-
Total recoveries	241	2
Net recoveries	230	2
Balance at end of year	$12,166	$12,461

Allowance for credit losses to loans
receivable at end of year	0.96%	0.99%

Embassy Bancorp, Inc.

Allocation of the Allowance for Credit Losses

The following table details the allocation of the allowance for credit losses to various loan categories. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2024	December 2023

	(Dollars in Thousands)

Commercial real estate	$5,897	$6,108
Commercial construction	257	195
Commercial	536	920
Residential real estate	5,446	5,224
Consumer	30	14

Total Allowance for Credit Losses	$12,166	$12,461

Deposits

As growth continues, the Company expects that the principal sources of its funds will be deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts, and certificates of deposit from the local market areas surrounding the Company’s offices. These accounts provide the Company with a source of fee income and a relatively stable source of funds.

Total deposits at December 31, 2024 were $1.55 billion, an increase of $76.8 million, or 5.2%, from total deposits of $1.48 billion as of December 31, 2023. The increase in the Company’s deposits was due to an increase of $22.7 million in non-interest bearing demand, an increase of $18.4 million in interest bearing demand, NOW and money market deposits, and a $84.7 million increase in time deposits; offset by a decrease of $49.0 million in savings deposits. The shift from savings to time deposits is primarily due to higher yielding rates on time deposits, due to the competitive pressure and current rate environment. Included in the above mentioned increase was a $39.3 million increase in non-interest bearing demand business deposits, offset by a $16.6 million decrease in non-interest bearing demand personal deposits. Included in total deposits at December 31, 2024 were personal deposits of $1.11 billion, business deposits of $351.9 million, and municipal deposits of $93.4 million. Included in total deposits at December 31, 2023 were personal deposits of $1.09 billion, business deposits of $293.6 million, and municipal deposits of $89.5 million. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at December 31, 2024 and December 31, 2023 was $514.1 million and $464.3 million, respectively.

Embassy Bancorp, Inc.

The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2024	December 31, 2023
	(In Thousands)

Demand, non-interest bearing	$351,371	$328,669
Demand, NOW and money market, interest bearing	270,775	252,400
Savings	444,102	493,129
Time, $250 and over	167,615	138,765
Time, other	319,096	263,270

Total deposits	$1,552,959	$1,476,233

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits:

	December 31, 2024		December 31, 2023
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
	(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$271,589	1.56%	$241,524	0.74%
Savings	461,364	0.86%	567,686	0.58%
Certificates of deposit	452,308	4.42%	342,387	3.66%
Total interest bearing deposits	1,185,261	2.38%	1,151,597	1.53%
Non-interest bearing demand deposits	338,931		342,746
Total	$1,524,192		$1,494,343

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $250,000 or more:

	December 31, 2024	December 31, 2023
	(In Thousands)
3 months or less	$71,654	$52,882
Over 3 through 6 months	36,379	31,818
Over 6 through 12 months	45,820	44,253
Over 12 months	13,762	9,812

Total	$167,615	$138,765

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the DIF that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

Embassy Bancorp, Inc.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $96.5 million at December 31, 2024, compared to $78.9 million at December 31, 2023. There are other sources of liquidity that are available to the Company, as well, including those described below.

Additional asset liquidity sources include principal and interest payments from investment securities, unpledged investment securities, and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. Currently, selling of securities would not be a primary source of short term liquidity needs given the unrealized losses in the portfolio. At December 31, 2024, the Company had $280.8 million of available for sale securities, compared to $276.1 million at December 31, 2023. Securities with a carrying value of $152.4 million and $145.7 million at December 31, 2024 and December 31, 2023, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

At December 31, 2024, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $686.2 million, of which $670.4 million is available for borrowing at December 31, 2024 due to an outstanding short-term FHLB advance of $15.6 million with an interest rate of 4.711% which matured and was repaid on January 2, 2025, as well as an outstanding letter of credit in amount of $160 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no long term FHLB advances outstanding as of December 31, 2024. There were $35.0 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2023. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2024 and December 31, 2023. Advances from this line are unsecured.

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

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at December 31, 2024 and December 31, 2023. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible ratio drop below 2%. If the Company’s net tangible ratio drops below 0%, the commitment is cancelled.

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

Embassy Bancorp, Inc.

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and commitments, lines of credit, and letters of credit made under the same standards as on-balance sheet loan instruments. These off-balance sheet arrangements at December 31, 2024 and December 31, 2023 totaled $180.5 million and $191.6 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. For further information see Note 4, in Item 8 of this report. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $106.5 million as of December 31, 2024, representing a net increase of $825 thousand from December 31, 2023. The increase in capital was the result of net income of $10.4 million, an increase in common stock of $35 thousand, and an increase in surplus of $556 thousand due to stock grants with compensation expense and employee stock purchases, offset by an increase of $6.9 million in accumulated other comprehensive loss, dividends paid of $3.2 million, and treasury stock purchases of $72 thousand. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $13.96 and $13.91 at December 31, 2024 and December 31, 2023, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material adverse effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2024, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Embassy Bancorp, Inc.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2024	December 31, 2023

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$156,892	$149,299
Tier 2, allowable portion of allowance for credit losses	12,258	12,461

Total capital	$169,150	$161,760

Common equity tier 1 capital ratio	13.9%	13.3%
Tier 1 risk based capital ratio	13.9%	13.3%
Total risk based capital ratio	14.9%	14.5%
Tier 1 leverage ratio	9.0%	8.9%

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

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2024	December 31, 2023

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$157,115	$149,355
Tier 2, allowable portion of allowance for credit losses	12,258	12,461

Total capital	$169,373	$161,816

Common equity tier 1 capital ratio	13.9%	13.3%
Tier 1 risk based capital ratio	13.9%	13.3%
Total risk based capital ratio	15.0%	14.5%
Tier 1 leverage ratio	9.1%	8.9%

Note: Unrealized gains and losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

Interest Rate Risk Management

A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest-earning assets and interest-bearing liabilities. The Asset Liability Committee (ALCO), which meets as part of the Board of Directors meeting, oversees this review, which establishes policies to control interest rate sensitivity. The Company also has an internal ALCO committee consisting of members of management that supplements the work of the Board ALCO Committee. Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates. The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. The Company’s asset/liability management policy, monthly and quarterly financial reports, along with simulation modeling, supplies management with guidelines to evaluate and manage rate sensitivity.

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

		Over 3	Over 1	Over 3
	0 to 3	Months to	Year to	Years to	Over 5
	Months	12 Months	3 Years	5 Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$80,123	$-	$-	$-	$-	$80,123
Investment securities	20,349	30,860	24,354	24,081	182,847	282,491
Loans receivable, gross	100,803	145,573	297,694	231,720	492,632	1,268,422

Total interest-earning assets	201,275	176,433	322,048	255,801	675,479	1,631,036

Interest-bearing liabilities
NOW and money market accounts	33,179	73,882	95,897	36,895	30,922	270,775
Savings	37,653	94,766	157,710	77,537	76,436	444,102
Certificates of deposit	209,181	222,980	52,741	1,809	-	486,711
Other borrowed funds	15,625	-	-	-	-	15,625
Repurchase agreements
and federal funds purchased	4,895	-	-	-	-	4,895

Total interest-bearing liabilities	300,533	391,628	306,348	116,241	107,358	1,222,108

GAP	$(99,258)	$(215,195)	$15,700	$139,560	$568,121	$408,928

CUMULATIVE GAP	$(99,258)	$(314,453)	$(298,753)	$(159,193)	$408,928

GAP TO INTEREST EARNING
ASSETS	-6.09%	-13.19%	0.96%	8.56%	34.83%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-6.09%	-19.28%	-18.32%	-9.76%	25.07%

Embassy Bancorp, Inc.

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2024. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months, and personal and business money market accounts reprice every month. Management reviews all assumptions on a periodic basis and believe current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	3.3%
Down 200 basis points	5.2%

Up 100 basis points	-3.8%
Up 200 basis points	-7.9%

Return on Assets and Equity

For the year ended December 31, 2024, the return on average assets was 0.62%, the return on average equity was 9.86%, and the ratio of average shareholders’ equity to average total assets was 6.33%.

For the year ended December 31, 2023, the return on average assets was 0.78%, the return on average equity was 13.58%, and the ratio of average shareholders’ equity to average total assets was 5.73%.

Dividend Payout Ratio

For the years ended December 31, 2024 and 2023, the dividend payout ratio was 30.64% and 24.03%, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Management Report on Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

/s/
	/s/ David M. Lobach, Jr.	/s/ Judith A. Hunsicker
	David M. Lobach, Jr.	Judith A. Hunsicker
	Chairman, President and	First Executive Officer, Chief Operating
	Chief Executive Officer	Officer, Secretary and Chief Financial
	March 17, 2025	Officer
March 17, 2025

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Embassy Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and Subsidiary (Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Embassy Bancorp, Inc.

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

The qualitative factors used by the Company include factors such as changes in lending policies and procedures, national and local economic conditions, experience, ability and depth of lenders and staff, quality of the loan review system and Board oversight, the volume and severity of past due loans and non-accrual loans, portfolio concentrations, and the effect of external factors such as competition, and legal and regulatory requirements. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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

•Testing the mathematical accuracy of the qualitative factor adjustments within the allowance calculation.

•Evaluating the reasonableness of management’s conclusions regarding the appropriateness of the qualitative factor adjustments when compared to the underlying internal and external source data.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2001.

Allentown, Pennsylvania

March 17, 2025

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2024	2023

	(In Thousands, Except Share Data)
Cash and due from banks	$16,399	$16,133
Interest bearing demand deposits with banks	79,123	61,790
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	96,522	78,923
Securities available for sale	280,828	276,060
Restricted investment in bank stock	1,663	2,458
Loans receivable, net of allowance for credit losses of $12,166 in 2024; $12,461 in 2023	1,256,256	1,241,578
Premises and equipment, net of accumulated depreciation	3,322	3,734
Bank owned life insurance	36,652	26,310
Accrued interest receivable	3,604	3,298
Other assets	25,573	24,135
Total Assets	$1,704,420	$1,656,496
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$351,371	$328,669
Interest bearing	1,201,588	1,147,564
Total Deposits	1,552,959	1,476,233
Securities sold under agreements to repurchase	4,895	15,237
Short-term borrowings	15,625	35,000
Accrued interest payable	7,812	7,844
Other liabilities	16,649	16,527
Total Liabilities	1,597,940	1,550,841
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2024 issued 7,792,654 shares; outstanding 7,626,292 shares;
2023 issued 7,758,247 shares; outstanding 7,596,236 shares	7,793	7,758
Surplus	28,802	28,246
Retained earnings	123,259	116,018
Accumulated other comprehensive loss	(50,635)	(43,700)
Treasury stock, at cost: 166,362 and 162,011 shares at December 31, 2024 and
December 31, 2023, respectively	(2,739)	(2,667)
Total Stockholders' Equity	106,480	105,655
Total Liabilities and Stockholders' Equity	$1,704,420	$1,656,496

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2024	2023

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans, including fees	$54,292	$48,721
Securities, taxable	6,357	6,127
Securities, non-taxable	1,186	1,223
Short-term investments, including federal funds sold	3,136	1,086
Total Interest Income	64,971	57,157
INTEREST EXPENSE
Deposits	28,231	17,614
Securities sold under agreements to repurchase and
federal funds purchased	545	292
Short-term borrowings	11	212
Total Interest Expense	28,787	18,118
Net Interest Income	36,184	39,039
CREDIT FOR CREDIT LOSSES	(433)	(178)
Net Interest Income after Credit for Credit Losses	36,617	39,217
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	323	362
Debit card interchange fees	910	895
Other service fees	640	636
Bank owned life insurance	1,312	736
Total Other Non-Interest Income	3,185	2,629
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	14,246	13,772
Occupancy and equipment	4,138	3,894
Data processing	2,941	2,954
Advertising and promotion	928	986
Professional fees	1,098	1,073
FDIC insurance	793	760
Loan & real estate	244	215
Charitable contributions	934	931
Other	1,971	1,806
Total Other Non-Interest Expenses	27,293	26,391

Income before Income Taxes	12,509	15,455
INCOME TAX EXPENSE	2,069	2,799
Net Income	$10,440	$12,656

BASIC EARNINGS PER SHARE	$1.37	$1.67

DILUTED EARNINGS PER SHARE	$1.37	$1.67

DIVIDENDS PER SHARE	$0.42	$0.40

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024		2023

	(In Thousands)

Net Income		$10,440		$12,656
Change in Accumulated Other Comprehensive Loss:
Unrealized holding (loss) gain
on securities available for sale	(8,779)		9,376
Less: reclassification adjustment
for realized gains	-		-
	(8,779)		9,376
Income tax effect	1,844		(1,969)
Net unrealized (loss) gain	(6,935)		7,407
Other comprehensive (loss) income, net of tax		(6,935)		7,407
Comprehensive Income		$3,505		$20,063

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024 and 2023

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2022	$7,740	$27,627	$106,551	$(51,107)	$(2,535)	$88,276
Net income	-	-	12,656	-	-	12,656
Other comprehensive income, net of tax	-	-	-	7,407	-	7,407
Dividend declared and paid, $0.40 per share	-	-	(3,041)	-	-	(3,041)
Common stock grants to directors,
13,877 shares	14	243	-	-	-	257
Compensation expense recognized on stock grants, net of unearned compensation expense of $332	-	311	-	-	-	311
Shares issued under employee stock purchase plan, 4,587 shares	4	65	-	-	-	69
Purchase treasury stock, 4,644 shares at
$14.00 per share and 4,573 shares at
$14.66 per share	-	-	-	-	(132)	(132)
Cumulative effect from change in accounting principle - CECL (see Note 1)	-	-	(148)	-	-	(148)
BALANCE - DECEMBER 31, 2023	$7,758	$28,246	$116,018	$(43,700)	$(2,667)	$105,655

BALANCE - DECEMBER 31, 2023	$7,758	$28,246	$116,018	$(43,700)	$(2,667)	$105,655
Net income	-	-	10,440	-	-	10,440
Other comprehensive loss, net of tax	-	-	-	(6,935)	-	(6,935)
Dividend declared and paid, $0.42 per share	-	-	(3,199)	-	-	(3,199)
Common stock grants to directors,
18,843 shares	19	248	-	-	-	267
Common stock grants to officers, 10,800 shares						-
and compensation expense recognized on						-
stock grants, net of unearned compensation						-
expense of $255	11	243	-	-	-	254
Shares issued under employee stock purchase plan, 4,766 shares	5	65	-	-	-	70
Purchase treasury stock, 4,351 shares at
$16.50 per share	-	-	-	-	(72)	(72)
BALANCE - DECEMBER 31, 2024	$7,793	$28,802	$123,259	$(50,635)	$(2,739)	$106,480

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,440	$12,656
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for credit losses	(433)	(178)
Amortization of deferred loan costs	309	234
Depreciation	1,147	915
Net accretion of investment security premiums and discounts	(922)	(559)
Stock compensation expense	521	568
Income on bank owned life insurance	(1,312)	(736)
Deferred income taxes	(46)	(84)
Increase in accrued interest receivable	(306)	(372)
Decrease in other assets	1,587	1,054
(Decrease) increase in accrued interest payable	(32)	6,858
Decrease in other liabilities	(1,009)	(858)
Net Cash Provided by Operating Activities	9,944	19,498
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(44,262)	(4,874)
Maturities, calls and principal repayments of securities available for sale	31,637	55,741
Net increase in loans	(14,554)	(45,372)
Net redemption (purchase) of restricted investment in bank stock	795	(1,463)
Purchase of bank owned life insurance	(9,030)	-
Purchases of premises and equipment	(739)	(806)
Proceeds on bank owned life insurance	-	29
Net Cash (Used in) Provided by Investing Activities	(36,153)	3,255
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	76,726	(44,874)
Net (decrease) increase in securities sold under agreements to repurchase	(10,342)	1,853
Proceeds from Employee Stock Purchase Plan	70	69
(Decrease) increase in short-term borrowed funds	(19,375)	35,000
Purchase of treasury stock	(72)	(132)
Dividends paid	(3,199)	(3,041)
Net Cash Provided by (Used in) Financing Activities	43,808	(11,125)
Net Increase in Cash and Cash Equivalents	17,599	11,628
CASH AND CASH EQUIVALENTS - BEGINNING	78,923	67,295
CASH AND CASH EQUIVALENTS - ENDING	$96,522	$78,923

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$28,819	$11,260
Income taxes paid	$1,991	$3,352

Non-cash Investing and Financing Activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,131	$911

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2024. No impairment charge was taken related to the FHLB or ACBB restricted stock as of December 31, 2023.

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

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial real estate, commercial construction and commercial term loans. Consumer loans consist of the following classes: residential real estate and other consumer loans.

The Company makes commercial loans for real estate development and other business purposes required by the customer base. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged for commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial term loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversion of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayments of these loans are dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan to value ratio of not greater than 80% and vary in terms.

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

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the Consolidated Balance Sheets. The expected credit loss for unfunded lending commitments and unfunded loan commitments, if required, is reported on the Consolidated Balance Sheets in other liabilities while the provision for credit losses related to unfunded commitments is reported on the Consolidated Statements of Income in credit for credit losses.

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

The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, national and local economic conditions, peer factors, experience, ability and depth of lenders and staff, quality of the loan review system and Board oversight, the volume and severity of past due loans and non-accrual loans, business conditions, portfolio concentrations, and the effect of external factors such as competition, legal and regulatory requirement, among others. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built upon historical data.

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

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment, along with a 1% reserve on unused construction lines. As noted above, the allowance for credit losses on unfunded loan commitments, if required, is included in other liabilities on the Consolidated Balance Sheets and the related credit expense is recorded on the Consolidated Statements of Income in credit for credit losses. At December 31, 2024 and 2023, the allowance for credit losses on off-balance sheet commitments was $92 thousand and $0, respectively.

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale (“AFS”) that do not meet the above criteria, the

Embassy Bancorp, Inc.

Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company did not record an allowance for AFS securities on December 31, 2024 or December 31, 2023 as the investment portfolio consists primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds and Treasury bonds in which credit risk is deemed minimal. The securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios, as well as the economic conditions at future reporting periods. See Note 2 – Securities Available For Sale.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the collectability of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $2.5 million and $2.3 million at December 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $1.1 million and $968 thousand at December 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for credit losses at the time of acquisition. After foreclosure, valuations are periodically performed and the assets are carried at the lower of cost or fair value less cost to sell. Changes in the valuation allowance on foreclosed assets are included in other non-interest income. Costs to maintain the assets are included in other non-interest expenses. Any gain or loss realized upon disposal of other real estate owned is included in other non-interest income. There were no foreclosed assets as of December 31, 2024 and 2023.

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

	Year Ended December 31,
	2024	2023

	(Dollars In Thousands, Except Per Share Data)

Net income	$10,440	$12,656

Weighted average shares outstanding	7,614,258	7,599,729
Dilutive effect of potential common
shares, stock options	-	-
Diluted weighted average common
shares outstanding	7,614,258	7,599,729
Basic earnings per share	$1.37	$1.67
Diluted earnings per share	$1.37	$1.67

There were no stock options not considered in computing diluted earnings per common share for the years ended December 31, 2024 and December 31, 2023.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 6 consecutive months of service during which at least 500 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four year period. The Company’s contributions to the Plan for the years ended December 31, 2024 and 2023 were $318 thousand and $316 thousand, respectively.

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Stock-Based Compensation

The Company measures and records compensation expense for share-based payments based on the instrument's fair value on the date of grant. The fair value of each stock option grant is measured using the Black-Scholes option

Embassy Bancorp, Inc.

pricing model. The fair value of stock awards is based on the Company's stock price. Share-based compensation expense is recognized over the service period, generally defined as the vesting period.

Non-Interest Income

The majority of the Company’s revenue-generating transactions are not subject to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, including revenue generated from financial instruments, such as its loans and investment securities, as these activities are subject to other US GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of Topic 606, which are presented in the consolidated statements of income as components of non-interest income, are merchant processing and credit card processing fees, debit card interchange fees, other service fees on deposit accounts, and gains and losses on other real estate owned. Credit card processing fees include income from consumer and commercial credit cards and merchant processing income. Income for such performance obligations are generally received at the time the performance obligations are satisfied or within the monthly service period. Service fees on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). The Company recognizes debit card interchange fees daily from debit cardholder transactions conducted through the MasterCard payment network. The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction prices and related gain or loss on the sale if a significant financing component is present. The Company does not sell its mortgages on the secondary market, nor does it offer trust or investment brokerage services to its customers to generate fee income.

Recent Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require public entities with reportable segments to provide additional and more detailed disclosures. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption permitted. The adoption of ASU 2023-07 did not have an impact on its consolidated financial statements.

Recently Issued but Not Yet Effective Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.  ASU No. 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024.  The ASU may be adopted on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact the new guidance will have on disclosures related to income taxes.

In December of 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of certain costs and expenses in the notes to the consolidated financial statements. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2026, and will be effective for interim periods with fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of the standard to our consolidated financial statement disclosures.

Embassy Bancorp, Inc.

Operating Segments

The Company operates as a single reportable segment under ASC 280, as the Chief Operating Decision Maker (CODM) reviews financial performance and allocates resources based on the consolidated results of the Company as a whole. The Company, through its bank subsidiary, provides banking services to individuals, businesses and government customers in the Lehigh Valley area of Pennsylvania. These services include a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer, residential mortgage and home equity loans; and the providing of other financial services. The Company’s primary measures of profitability and CODM key measures of overall financial performance is net interest income, which represents interest earned on loans and investment securities, net of interest expense on deposits and borrowings, levels of non-interest income and non-interest expenses and net income as reported in the consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheets as total assets. Accounting policies for segments are the same as described in this Note. The Company’s CODM is the President and Chief Executive Officer.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2024 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements. Subsequent to year end, in January 2025 the Company purchased nine (9) Treasury bonds and one (1) government agency bond totaling $33.7 million, in February 2025 the Company purchased six (6) Treasury bonds and two (2) government agency bonds totaling $17.9 million, and in March 2025 the Company purchased two (2) Treasury bonds and (2) government agency bonds totaling $14.8 million. Also subsequent to year end, in January 2025 the Company paid off the FHLB short-term borrowings of $15.6 million, as described in Note 8.

Reclassification

Certain amounts in the 2023 consolidated financial statements may have been reclassified to conform to 2024 presentation. These reclassifications had no effect on 2023 net income.

Embassy Bancorp, Inc.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows at December 31, 2024 and 2023, respectively:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2024:
U.S. Treasury securities	$34,777	$10	$(47)	$34,740
U.S. Government agency obligations	12,499	3	(56)	12,446
Municipal bonds	72,669	13	(14,682)	58,000
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	508	-	(72)	436
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	224,470	-	(49,264)	175,206
Total	$344,923	$26	$(64,121)	$280,828

December 31, 2023:
U.S. Treasury securities	$14,867	$-	$(277)	$14,590
U.S. Government agency obligations	2,463	-	(124)	2,339
Municipal bonds	73,128	73	(12,405)	60,796
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	509	-	(67)	442
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	240,409	2	(42,518)	197,893
Total	$331,376	$75	$(55,391)	$276,060

Embassy Bancorp, Inc.

The amortized cost and fair value of securities as of December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$47,276	$47,186
Due after one year through five years	2,350	2,230
Due after five years through ten years	6,873	6,422
Due after ten years	63,446	49,348
	119,945	105,186
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	508	436
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	224,470	175,206
	$344,923	$280,828

There were no sales of securities for the years ended December 31, 2024 and December 31, 2023.

Securities with a carrying value of $152.4 million and $145.7 million at December 31, 2024 and December 31, 2023, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and December 31, 2023, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2024:	(In Thousands)
U.S. Treasury securities	$-	$-	$9,946	$(47)	$9,946	$(47)
U.S. Government agency obligations	5,009	(8)	2,437	(48)	7,446	(56)
Municipal bonds	13,433	(1,248)	43,888	(13,434)	57,321	(14,682)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	-	-	436	(72)	436	(72)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	18	-	175,149	(49,264)	175,167	(49,264)
Total Temporarily Impaired Securities	$18,460	$(1,256)	$231,856	$(62,865)	$250,316	$(64,121)

December 31, 2023:
U.S. Treasury securities	$-	$-	$14,590	$(277)	$14,590	$(277)
U.S. Government agency obligations	-	-	2,339	(124)	2,339	(124)
Municipal bonds	5,561	(201)	52,267	(12,204)	57,828	(12,405)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	-	-	442	(67)	442	(67)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	-	-	197,796	(42,518)	197,796	(42,518)
Total Temporarily Impaired Securities	$5,561	$(201)	$267,434	$(55,190)	$272,995	$(55,391)

The Company had one hundred ninety seven (197) securities in an unrealized loss position at December 31, 2024 and one hundred eighty nine (189) securities in an unrealized loss position at December 31, 2023. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors and the Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increased market interest rates since the time of purchase, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at December 31, 2024 and December 31, 2023.

Embassy Bancorp, Inc.

Note 3 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at December 31, 2024 and December 31, 2023, respectively:

	December 31,
	2024	2023

	(In Thousands)

Commercial real estate	$536,594	$539,034
Commercial construction	22,556	16,840
Commercial	39,384	33,951
Residential real estate	668,725	663,127
Consumer	475	565

Total Loans	1,267,734	1,253,517

Unearned net loan origination costs	688	522
Allowance for credit losses	(12,166)	(12,461)

Net Loans	$1,256,256	$1,241,578

The following tables detail the activity in the allowance for credit losses at December 31, 2024 and December 31, 2023, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Unallocated	Total

Allowance for credit losses	(In Thousands)
Year Ending December 31, 2024
Beginning Balance - December 31, 2023	$6,108	$195	$920	$5,224	$14	$-	$12,461
Charge-offs	-	-	-	-	(11)	-	(11)
Recoveries	240	-	-	-	1	-	241
Provisions (credits) on loans	(451)	62	(384)	222	26	-	(525)
Ending Balance - December 31, 2024	$5,897	$257	$536	$5,446	$30	$-	$12,166

Year Ending December 31, 2023
Beginning Balance - December 31, 2022	$5,113	$200	$1,289	$4,960	$13	$874	$12,449
January 1, 2023 adoption of ASU 2016-13	492	77	(172)	522	19	(750)	188
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	2
Provisions (credits) on loans	503	(82)	(197)	(260)	(18)	(124)	(178)
Ending Balance - December 31, 2023	$6,108	$195	$920	$5,224	$14	$-	$12,461

Embassy Bancorp, Inc.

The following tables represent the allocation for credit losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2024 and December 31, 2023:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

	(In Thousands)
December 31, 2024
Allowance for Credit Losses
Ending Balance	$5,897	$257	$536	$5,446	$30	$12,166
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$19	$-	$81	$-	$100
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$34	$-	$-	$34
Ending balance: collectively evaluated for impairment	$5,897	$238	$502	$5,365	$30	$12,032

Loans receivables:
Ending balance	$536,594	$22,556	$39,384	$668,725	$475	$1,267,734
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,335	$293	$-	$1,378	$-	$3,006
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$34	$-	$-	$34
Ending balance: collectively evaluated for impairment	$535,259	$22,263	$39,350	$667,347	$475	$1,264,694

December 31, 2023
Allowance for Credit Losses
Ending Balance	$6,108	$195	$920	$5,224	$14	$12,461
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$22	$-	$152	$-	$174
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-	$21
Ending balance: collectively evaluated for impairment	$6,108	$173	$899	$5,072	$14	$12,266

Loans receivables:
Ending balance	$539,034	$16,840	$33,951	$663,127	$565	$1,253,517
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,303	$296	$-	$1,718	$-	$3,317
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$21	$-	$-	$21
Ending balance: collectively evaluated for impairment	$537,731	$16,544	$33,930	$661,409	$565	$1,250,179

Embassy Bancorp, Inc.

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans at December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024			December 31, 2023
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$1,335	$1,335		$1,303	$1,543
Commercial construction (1)	55	55		55	55
Commercial (2)	-	-		-	-
Residential real estate (1)	959	963		1,202	1,206
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction (1)	238	238	19	241	241	22
Commercial (2)	34	34	34	21	21	21
Residential real estate (1)	419	419	81	516	516	152
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,335	$1,335	$-	$1,303	$1,543	$-
Commercial construction	293	293	19	296	296	22
Commercial	34	34	34	21	21	21
Residential real estate	1,378	1,382	81	1,718	1,722	152
Consumer	-	-	-	-	-	-
	$3,040	$3,044	$134	$3,338	$3,582	$195

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

Embassy Bancorp, Inc.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2024 by year of origination:

	2024	2023	2022	2021	2020	Prior	Revolving	Total

	(In Thousands)
Commercial
real estate
Pass	$52,579	$59,016	$145,905	$48,420	$57,430	$164,989	$6,920	$535,259
Special Mention	-	-	-	136	-	-	-	136
Substandard	-	-	-	-	-	1,199	-	1,199
Total	52,579	59,016	145,905	48,556	57,430	166,188	6,920	536,594

Commercial
construction
Pass	4,438	5,092	7,544	5,161	-	28	-	22,263
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	238	55	293
Total	4,438	5,092	7,544	5,161	-	266	55	22,556

Commercial
Pass	7,407	1,501	3,290	606	2,534	11,507	9,309	36,154
Special Mention	182	-	372	354	118	19	2,185	3,230
Substandard	-	-	-	-	-	-	-	-
Total	7,589	1,501	3,662	960	2,652	11,526	11,494	39,384

Residential
real estate
Pass	77,507	64,392	87,315	143,578	128,226	144,049	22,419	667,486
Special Mention	-	-	-	-	-	419	-	419
Substandard	-	-	42	196	-	582	-	820
Total	77,507	64,392	87,357	143,774	128,226	145,050	22,419	668,725

Consumer
Pass	106	64	72	9	-	1	223	475
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	106	64	72	9	-	1	223	475
Total
Loans Receivable	$142,219	$130,065	$244,540	$198,460	$188,308	$323,031	$41,111	$1,267,734

The Company had gross charge-offs of $11 thousand during the year ended December 31, 2024. One (1) charge-off of $5 thousand was a consumer loan originated in 2021 and one (1) charge-off of $6 thousand was a consumer loan originated in 2023.

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

Embassy Bancorp, Inc.

The following table presents nonaccrual loans by classes of the loan portfolio:

	December 31, 2024	December 31, 2023

	(In Thousands)
Commercial real estate	$136	$-
Commercial construction	-	-
Commercial	15	-
Residential real estate	344	366
Consumer	-	-
Total	$495	$366

As of December 31, 2024 there were five (5) loans in non-accrual status in the amount of $495 thousand, of which one (1) loan of $15 thousand is non-collateral dependent and required a related allowance of $15 thousand. The remaining collateral dependent nonaccrual loans did not have a required related allowance. There was interest income of $14 thousand recognized for the year ended December 31, 2024, respectively, on these non-accrual loans. As of December 31, 2023, there were three (3) loans in non-accrual status in the amount of $366 thousand. There was a required related allowance of $66 thousand for these collateral dependent non-accrual loans. There was interest income recognized of $7 thousand for the year ended December 31, 2023.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2024 and 2023, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

December 31, 2024	(In Thousands)
Commercial real estate	$-	$-	$136	$136	$536,458	$536,594	$-
Commercial construction	-	-	-	-	22,556	22,556	-
Commercial	-	-	15	15	39,369	39,384	-
Residential real estate	752	-	215	967	667,758	668,725	-
Consumer	-	-	-	-	475	475	-
Total	$752	$-	$366	$1,118	$1,266,616	$1,267,734	$-
December 31, 2023
Commercial real estate	$630	$-	$-	$630	$538,404	$539,034	$-
Commercial construction	-	-	-	-	16,840	16,840	-
Commercial	-	-	-	-	33,951	33,951	-
Residential real estate	344	-	193	537	662,590	663,127	-
Consumer	-	-	-	-	565	565	-
Total	$974	$-	$193	$1,167	$1,252,350	$1,253,517	$-

At December 31, 2024, the Company had no foreclosed assets and had two (2) recorded investments in mortgage loans collateralized by residential real estate property in the process of foreclosure in the amount of $216 thousand. At December 31, 2023, the Company had no foreclosed assets and had one (1) recorded investment in a mortgage loan collateralized by residential real estate property in the process of foreclosure in the amount of $121 thousand.

Based on the guidance in ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not

Embassy Bancorp, Inc.

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

The following table presents new loan modifications for credit concerns during the years ended December 31, 2024 and December 31, 2023, respectively:

	Number of Loans	Pre-Modification Outstanding Balance	Post- Modification Outstanding Balance

	(Dollars In Thousands)
Year Ending December 31, 2024
Residential real estate	1	$79	$79
	1	$79	$79

Year Ending December 31, 2023
Residential real estate	1	$62	$62
	1	$62	$62

The loan modification listed above for the year ending December 31, 2024, was to a borrower experiencing financial distress and had no reserve recorded in the allowance for credit losses at December 31, 2024. The loan also was not past due at December 31, 2024. The modified home equity loan had an extended maturity date compared to the original loan, which represents less than 0.01% of the total residential real estate loans outstanding at December 31, 2024. The loan modification listed above for the year ending December 31, 2023, was to a borrower experiencing financial distress and the modification included terming out a home equity line of credit. The home equity line of credit had a rate of 9.00%. The term out home equity line has a rate of 6.49% and a maturity date of December 2038. The loan also was not past due at December 31, 2024 and December 31, 2023. There is no commitment to lend additional amounts on these modified loans. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were $136 thousand and $62 thousand of modifications to borrowers experiencing financial difficulties that were outstanding at December 31, 2024 and December 31, 2023, respectively.

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

Embassy Bancorp, Inc.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2024	2023

	(In Thousands)

Commitments to grant loans, fixed	$747	$13,825
Commitments to grant loans, variable	3,775	2,650
Unfunded commitments under lines of credit, fixed	23,488	20,850
Unfunded commitments under lines of credit, variable	145,880	145,351
Standby letters of credit	6,628	8,956

Total	$180,518	$191,632

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

At December 31, 2024 there was an allowance for credit losses of $92 thousand required for off balance sheet arrangements, as compared to no allowance for credit losses required for off-balance sheet arrangements at December 31, 2023.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2024 and 2023 was $6.6 million and $9.0 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4.9 million and $7.7 million, respectively. The current amount of the liability as of December 31, 2024 and 2023 for guarantees under standby letters of credit issued is not considered material.

Embassy Bancorp, Inc.

Note 5 - Bank Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
	2024	2023

	(In Thousands)

Furniture, fixtures and equipment	$3,968	$4,536
Leasehold improvements	4,266	4,329
Buildings	1,169	1,169
Computer equipment and data processing software	1,388	2,157
Automobiles	228	170

	11,019	12,361
Accumulated depreciation	(7,697)	(8,627)

	$3,322	$3,734

Note 6 – Deposits

The components of deposits:

	December 31,
	2024	2023

	(In Thousands)

Demand, non-interest bearing	$351,371	$328,669
Demand, NOW and money market, interest bearing	270,775	252,400
Savings	444,102	493,129
Time, $250 and over	167,615	138,765
Time, other	319,096	263,270
Total deposits	$1,552,959	$1,476,233

At December 31, 2024, the scheduled maturities of time deposits are as follows (in thousands):

2025	$433,668
2026	47,966
2027	3,353
2028	1,581
2029	143

$486,711

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

	2024	2023

	(Dollars In Thousands)

Balance outstanding at December 31	$4,895	$15,237
Weighted average interest rate at the end of the year	2.727%	2.659%
Average daily balance during the year	$17,360	$12,711
Weighted average interest rate during the year	3.137%	2.299%
Maximum month-end balance during the year	$21,563	$15,237

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

Embassy Bancorp, Inc.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2024 and December 31, 2023:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2024
Repurchase Agreements:
Corporate Institutions	$4,895	$-	$4,895	$(4,895)	$-	$-

December 31, 2023
Repurchase Agreements:
Corporate Institutions	$15,237	$-	$15,237	$(15,237)	$-	$-

As of December 31, 2024 and December 31, 2023, the fair value of securities pledged was $38.1 million and $31.7 million, respectively.

Note 8 – Short-term and Long-term Borrowings

Federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At December 31, 2024, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $686.2 million, of which $670.4 million is available for borrowing at December 31, 2024 due to an outstanding short-term FHLB advance of $15.6 million with an interest rate of 4.711% which matured and was repaid on January 2, 2025, as well as an outstanding letter of credit in amount of $160 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no long term FHLB advances outstanding as of December 31, 2024. There were $35.0 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2023. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2024 and December 31, 2023. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at December 31, 2024 and December 31, 2023. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible ratio drop below 2%. If the Company’s net tangible ratio drops below 0%, the commitment is canceled.

Note 9 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer and Chief Financial Officer.

The Company has an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death, or disability. As of December 31, 2024 and 2023, other liabilities include $8.1 million and $7.8 million, respectively, accrued under these plans. For the years

Embassy Bancorp, Inc.

ended December 31, 2024 and 2023, $470 thousand and $575 thousand, respectively, were expensed under these plans.

Note 10 - Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the SIP and extend the term of the SIP for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock, and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At December 31, 2024, there were 364,355 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over a service period of two years to nine years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the SIP and through the Company’s restricted stock grants activity for the year ended December 31, 2024, there have been 275,758 awards granted. During the years ended December 31, 2024 and 2023 there were 29,643 and 13,877 awards granted, respectively. During the years ended December 31, 2024 and 2023 the Company recognized $521 thousand and $568 thousand, respectively, in compensation expense for the restricted stock awards.

Embassy Bancorp, Inc.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2024 and 2023 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2022	54,351	$14.38
Granted	13,877	18.50
Vested	(46,793)	15.48
Forfeited	-	-

Non-Vested at December 31, 2023	21,435	$15.26
Granted	29,643	15.01
Vested	(37,632)	14.99
Forfeited	-	-

Non-Vested at December 31, 2024	13,446	$16.99

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted and no outstanding options as of December 31, 2024 and December 31, 2023.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan, which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the plan shall initially equal 95% of the fair market value of such shares on the date of purchase.  The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 31,258 shares have been issued as of December 31, 2024. The Company recognized discount expense in relation to the employee stock purchase plan of $4 thousand and $3 thousand during the years ending December 31, 2024 and 2023 respectively.

Embassy Bancorp, Inc.

Note 11 – Other Comprehensive (Loss) Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. Management believes that the unrealized losses on securities available for sale are primarily a result of the increasing market interest rates since the time of purchase and the overall current market conditions.

The components of other comprehensive (loss) income, both before tax and net of tax, are as follows:

	Year Ended December 31,
	2024			2023

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding (losses) gains on securities available for sale	$(8,779)	$1,844	$(6,935)	$9,376	$(1,969)	$7,407
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(8,779)	$1,844	$(6,935)	$9,376	$(1,969)	$7,407

(A) Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the years ended December 31, 2024 and 2023.

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2024 and 2023
Balance January 1, 2024	$(43,700)
Other comprehensive loss before reclassifications	(6,935)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(6,935)
Balance December 31, 2024	$(50,635)

Balance January 1, 2023	$(51,107)
Other comprehensive income before reclassifications	7,407
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	7,407
Balance December 31, 2023	$(43,700)

Note 12 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under the BASEL III rules the Company and the Bank must hold a capital conservation buffer of 2.50%

Embassy Bancorp, Inc.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2024, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2024 and 2023 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2024:
Total capital (to risk-weighted assets)	$169,150	14.9%	$	≥	90,621	≥	8.0%	$	≥	113,276	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	156,892	13.9		≥	50,974	≥	4.5		≥	73,629	≥	6.5
Tier 1 capital (to risk-weighted assets)	156,892	13.9		≥	67,965	≥	6.0		≥	90,621	≥	8.0
Tier 1 capital (to average assets)	156,892	9.0		≥	69,423	≥	4.0		≥	86,778	≥	5.0

December 31, 2023:
Total capital (to risk-weighted assets)	$161,760	14.5%	$	≥	89,523	≥	8.0%	$	≥	111,904	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	149,299	13.3		≥	50,357	≥	4.5		≥	72,738	≥	6.5
Tier 1 capital (to risk-weighted assets)	149,299	13.3		≥	67,142	≥	6.0		≥	89,523	≥	8.0
Tier 1 capital (to average assets)	149,299	8.9		≥	66,787	≥	4.0		≥	83,483	≥	5.0

Embassy Bancorp, Inc.

The Company’s actual capital amounts and ratios at December 31, 2024 and 2023 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2024:
Total capital (to risk-weighted assets)	$169,373	15.0%	$	≥	90,602	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	157,115	13.9		≥	50,963	≥	4.5
Tier 1 capital (to risk-weighted assets)	157,115	13.9		≥	67,951	≥	6.0
Tier 1 capital (to average assets)	157,115	9.1		≥	69,425	≥	4.0

December 31, 2023:
Total capital (to risk-weighted assets)	$161,816	14.5%	$	≥	89,512	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	149,355	13.3		≥	50,350	≥	4.5
Tier 1 capital (to risk-weighted assets)	149,355	13.3		≥	67,134	≥	6.0
Tier 1 capital (to average assets)	149,355	8.9		≥	66,789	≥	4.0

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2024 and 2023 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$34,740	$-	$34,740
U.S. Government agency obligations	-	12,446	-	12,446
Municipal bonds	-	58,000	-	58,000
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	436	-	436
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	175,206	-	175,206
December 31, 2024 Securities available for sale	$-	$280,828	$-	$280,828

U.S. Treasury securities	$-	$14,590	$-	$14,590
U.S. Government agency obligations	-	2,339	-	2,339
Municipal bonds	-	60,796	-	60,796
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	442	-	442
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	197,893	-	197,893
December 31, 2023 Securities available for sale	$-	$276,060	$-	$276,060

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

Embassy Bancorp, Inc.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)

December 31, 2024 Loans individually evaluated for credit losses	$-	$-	$557	$557
December 31, 2023 Loans individually evaluated for credit losses	$-	$-	$583	$583

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

At December 31, 2024, of the loans individually evaluated for credit losses having an aggregate balance of $3.0 million, $2.3 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $691 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $134 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2024 and December 31, 2023, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

Embassy Bancorp, Inc.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
December 31, 2024:
Loans individually evaluated for credit losses	$557	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)
December 31, 2023:
Loans individually evaluated for credit losses	$583	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-24.8%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.5%)

(1)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(2)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2024 and 2023:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
December 31, 2024:
Financial assets:
Cash and cash equivalents	$96,522	$96,522	$96,522	$-	$-
Securities available-for-sale	280,828	280,828	-	280,828	-
Loans receivable, net of allowance	1,256,256	1,155,247	-	-	1,155,247
Restricted investments in bank stock	1,663	1,663	-	1,663	-
Accrued interest receivable	3,604	3,604	-	3,604	-
Financial liabilities:
Deposits	1,552,959	1,550,360	-	1,550,360	-
Securities sold under agreements to
repurchase and federal funds purchased	4,895	4,895	-	4,895	-
Short-term borrowings	15,625	15,625	-	15,625	-
Accrued interest payable	7,812	7,812	-	7,812	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2023:
Financial assets:
Cash and cash equivalents	$78,923	$78,923	$78,923	$-	$-
Securities available-for-sale	276,060	276,060	-	276,060	-
Loans receivable, net of allowance	1,241,578	1,150,233	-	-	1,150,233
Restricted investments in bank stock	2,458	2,458	-	2,458	-
Accrued interest receivable	3,298	3,298	-	3,298	-
Financial liabilities:
Deposits	1,476,233	1,472,497	-	1,472,497	-
Securities sold under agreements to
repurchase and federal funds purchased	15,237	15,237	-	15,237	-
Short-term borrowings	35,000	35,000	-	35,000	-
Accrued interest payable	7,844	7,844	-	7,844	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 14 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families, and affiliated companies (commonly referred to as related parties).

Embassy Bancorp, Inc.

Related parties were indebted to the Company for loans totaling $14.7 million and $15.1 million at December 31, 2024 and 2023. During 2024, loans totaling $1.2 million were disbursed and loan repayments totaled $1.5 million.

Deposits with related parties were $14.8 million and $14.3 million at December 31, 2024 and 2023, respectively.

Fees paid to related parties for legal services for the years ended December 31, 2024 and 2023 were approximately $112 thousand and $54 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as disclosed in Note 15.

Note 15 - Lease Commitments

The Company’s leases are all classified as operating leases. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities on the present value of unpaid future minimum lease payments. Additionally, the amounts for the branch leases were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. At December 31, 2024 and 2023 the weighted average discount rate for all operating leases was 3.46% and 3.27%, respectively, with branch leases having a weighted average discount rate of 3.47% and 3.30%, respectively, and equipment leases having a weighted average discount rate of 2.24% and 0.83%, respectively. These leases expire at various dates through December 2032. All operating equipment leases do not have renewal language in their contracts and therefore use the current term. As of December 31, 2024 and 2023, the operating leases overall had a weighted average lease term of 4.21 and 4.50 years, respectively, with the branch leases having a weighted average life of 4.23 and 4.53 years, respectively, and equipment leases having a weighted average life of 2.06 and 1.56 years, respectively.

At December 31, 2024, the Company had right of use assets of $6.0 million (included in other assets) and lease liabilities of $6.0 million (included in other liabilities) and at December 31, 2023, the Company had right of use assets of $6.5 million (included in other assets) and lease liabilities of $6.6 million (included in other liabilities), respectively. The cost for operating leases was $1.8 million for the years ended December 31, 2024 and December 31, 2023, respectively. Operating cash flow paid for lease liabilities was $1.9 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

Embassy Bancorp, Inc.

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of December 31, 2024, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2025	$1,176	$698	$26	$1,900
2026	1,203	671	4	1,878
2027	845	55	4	904
2028	810	-	4	814
2029	644	-	1	645
Thereafter	332	-	-	332
Total Payments	5,010	1,424	39	6,473
Less: Discount Amount	401	52	2	455
Total Lease Liability	$4,609	$1,372	$37	$6,018

Rent expense to related parties was $661 thousand for the years ended December 31, 2024 and 2023, respectively, as described in Note 14.

Note 16 - Federal Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2024	2023

	(In Thousands)

Current	$2,115	$2,883
Deferred	(46)	(84)
Income Tax Expense	$2,069	$2,799

A reconciliation of the statutory federal income tax at a rate of 21% as of December 31, 2024 and December 31, 2023 to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2024		2023

	(In Thousands)

	Dollar	%	Dollar	%
Federal income tax at statutory rate	$2,627	21.0%	$3,246	21.0%
Tax-exempt interest	(334)	(2.7)%	(344)	(2.2)%
Bank owned life insurance	(266)	(2.1)%	(143)	(0.9)%
Other	42	0.3%	40	0.2%
Income Tax Expense	$2,069	16.5%	$2,799	18.1%

The Company evaluates its tax positions which is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either

Embassy Bancorp, Inc.

individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2024 and 2023, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The components of the net deferred tax asset (included in other assets) are as follows:

	December 31,
	2024	2023

	(In Thousands)

Deferred tax assets:
Allowance for credit losses	$2,574	$2,617
Deferred compensation	1,695	1,628
Lease liability	1,264	1,384
Unrealized loss on securities available for sale	13,460	11,616
Other	13	10

Total Deferred Tax Assets	19,006	17,255

Deferred tax liabilities:
Premises and equipment	25	82
Prepaid assets	319	279
Deferred loan costs	586	604
Right of use asset	1,256	1,360

Total Deferred Tax Liabilities	$2,186	$2,325

Net Deferred Tax Asset	$16,820	$14,930

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Embassy Bancorp, Inc.

Note 17 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2024	2023
	(In Thousands)
ASSETS

Cash	$611	$443
Other assets	52	53
Investment in subsidiary	106,257	105,599
Total Assets	$106,920	$106,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$440	$440
Stockholders’ equity	106,480	105,655
Total Liabilities and Stockholders’ Equity	$106,920	$106,095

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2024	2023
	(In Thousands)

Other expenses	$(623)	$(613)
Equity in net income of banking subsidiary	10,938	13,144
Income before income taxes	10,315	12,531
Income tax benefit	125	125
Net income	$10,440	$12,656

Equity in other comprehensive (loss) income of banking subsidiary	(6,935)	7,407
Comprehensive Income	$3,505	$20,063

Embassy Bancorp, Inc.

STATEMENTS OF CASH FLOWS

	Years Ending December 31,
	2024	2023
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$10,440	$12,656
Adjustments to reconcile net income to net cash used in
operating activities:
Stock compensation expense	521	568
Net change in other assets and liabilities	1	48
Equity in net income of banking subsidiary	(10,938)	(13,144)
Net Cash Provided By Operating Activities	24	128

Cash Flows Provided By Investing Activities:
Dividend from banking subsidiary	3,345	2,871

Cash Flows from Financing Activities:
Proceeds from employee stock purchase plan	70	69
Purchase of treasury stock	(72)	(132)
Dividends paid	(3,199)	(3,041)

Net Cash Used in Financing Activities	(3,201)	(3,104)
Net Increase (Decrease) in Cash	168	(105)
Cash – Beginning	443	548

Cash - Ending	$611	$443

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2024, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 52 of this report, and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Governance of the Company,” “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors”, “Report of Audit Committee” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2025 annual meeting of shareholders.

The Company has adopted insider trading policies and procedures regarding securities transactions (the “Insider Trading Policy”) that applies to all personnel, including directors and officers of the Company and the Bank. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report.

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation,” “Agreements with Executive Officers,” “Pay versus Performance Disclosure,” and “Pay versus Performance Table” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2025 annual meeting of shareholders.

In accordance with Item 402 (v) of Regulation S-K, the information set forth under the caption “Pay versus Performance Disclosure” and “Pay versus Performance Table” in such proxy statement will be deemed to be furnished in this report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2025 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2025 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Public Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2025 annual meeting of shareholders.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-K filed on March 18, 2022).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-K filed on March 18, 2022).
4.1	Description of the Company's Securities (Incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K filed on March 18, 2022).
10.1	Amended and Restated Embassy Bancorp, Inc. 2010 Stock Incentive Plan.
10.2	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed on March 18, 2022).
10.3	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K filed on March 18, 2022).
10.4	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 12, 2021).
10.5	Lease Addendum dated January 1, 2005 for additional space in Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 12, 2021).
10.6

Second Lease Expansion Addendum dated October 21, 2011 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K filed on March 17, 2023).

10.7

Lease Renewal and Modification Agreement dated May 4, 2012 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates LLC (Incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K filed on March 28, 2024).

10.8

Lease Renewal dated February 17, 2017 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K filed on March 17, 2023).

10.9

Lease Expansion Agreement dated June 15, 2018 by and between Embassy Bank for the Lehigh Valley and Red Bird Associates, LLC (Incorporated by reference to Exhibit 10.9 of Registrant's Form 10-K filed on March 28, 2024).

10.10

Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated May 24, 2018 (Incorporated by reference to Exhibit 10.10 of Registrant's Form 10-K filed on March 28, 2024).

10.11

Amended and Restated Employment Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated May 24, 2018 (Incorporated by reference to Exhibit 10.11 of Registrant's Form 10-K filed on March 28, 2024).

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

10.23

Amendment No. 3 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated December 21, 2018 (Incorporated by reference to Exhibit 10.23 of Registrant's Form 10-K filed on March 28, 2024).

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
10.26

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Diane M. Cunningham, dated December 21, 2016 (Incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K filed on March 28, 2024).

10.27

Amendment No. 5 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Diane M. Cunningham, dated December 15, 2022 (Incorporated by reference to Exhibit 10.27 of Registrant's Form 10-K filed on March 28, 2024).

10.28

Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Lynne M. Neel, dated December 21, 2016 (Incorporated by reference to Exhibit 10.28 of Registrant's Form 10-K filed on March 28, 2024).

10.29

Amendment No. 5 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Lynne M. Neel, dated December 15, 2022 (Incorporated by reference to Exhibit 10.29 of Registrant's Form 10-K filed on March 28, 2024).

19	Insider Trading Policy.

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly US, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document. *
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL
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

EMBASSY BANCORP, INC.

Dated: March 17, 2025	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 17, 2025	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating
Officer, Secretary and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 2025	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 17, 2025	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 17, 2025	/s/ John G. Englesson
John G. Englesson, Director

Dated: March 17, 2025	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 17, 2025	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 17, 2025	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 17, 2025	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 17, 2025	/s/ John T. Yurconic
John T. Yurconic, Director