Form 10-Q
period 2025-03-31
Embassy Bancorp, Inc.
filed 2025-05-14
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 9, 2025	($1.00 Par Value)	7,644,142
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	March 31,	December 31,
ASSETS	2025	2024

	(In Thousands, Except Share Data)
Cash and due from banks	$23,908	$16,399
Interest bearing demand deposits with banks	72,995	79,123
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	97,903	96,522
Securities available for sale	327,011	280,828
Restricted investment in bank stock	1,038	1,663
Loans receivable, net of allowance for credit losses of $12,222 in 2025; $12,166 in 2024	1,260,788	1,256,256
Premises and equipment, net of accumulated depreciation	3,140	3,322
Bank owned life insurance	36,823	36,652
Accrued interest receivable	3,825	3,604
Other assets	23,507	25,573
Total Assets	$1,754,035	$1,704,420
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$349,096	$351,371
Interest bearing	1,262,851	1,201,588
Total Deposits	1,611,947	1,552,959
Securities sold under agreements to repurchase	6,719	4,895
Short-term borrowings	-	15,625
Accrued interest payable	6,851	7,812
Other liabilities	16,081	16,649
Total Liabilities	1,641,598	1,597,940
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2025 issued 7,810,505 shares; outstanding 7,644,142 shares;
2024 issued 7,792,654 shares; outstanding 7,626,292 shares;	7,811	7,793
Surplus	29,099	28,802
Retained earnings	126,146	123,259
Accumulated other comprehensive loss	(47,880)	(50,635)
Treasury stock, at cost: 166,362 shares at March 31, 2025 and
December 31, 2024, respectively	(2,739)	(2,739)
Total Stockholders' Equity	112,437	106,480
Total Liabilities and Stockholders' Equity	$1,754,035	$1,704,420

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2025	2024

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$13,959	$13,086
Securities, taxable	1,970	1,416
Securities, non-taxable	297	298
Short-term investments, including federal funds sold	712	297
Total Interest Income	16,938	15,097
INTEREST EXPENSE
Deposits	7,063	6,268
Securities sold under agreements to repurchase and federal
funds purchased	45	105
Short-term borrowings	2	5
Total Interest Expense	7,110	6,378
Net Interest Income	9,828	8,719
PROVISION (CREDIT) FOR CREDIT LOSSES	47	(72)
Net Interest Income after Provision (Credit) for Credit Losses	9,781	8,791
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	69	84
Debit card interchange fees	216	207
Other service fees	173	151
Bank owned life insurance	171	291
Total Other Non-Interest Income	629	733
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,588	3,450
Occupancy and equipment	1,092	1,016
Data processing	741	615
Advertising and promotion	224	187
Professional fees	299	272
FDIC insurance	195	188
Loan & real estate	75	49
Charitable contributions	224	207
Other	464	517
Total Other Non-Interest Expenses	6,902	6,501

Income Before Income Taxes	3,508	3,023
INCOME TAX EXPENSE	621	487
Net Income	$2,887	$2,536

BASIC EARNINGS PER SHARE	$0.38	$0.33

DILUTED EARNINGS PER SHARE	$0.38	$0.33

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2025		2024

	(In Thousands)

Net Income		$2,887		$2,536
Change in Accumulated Other Comprehensive Loss:
Unrealized holding gain (loss) on securities available for sale	3,487		(6,023)
Less: reclassification adjustment for realized gains	-		-
	3,487		(6,023)
Income tax effect	(732)		1,265
Net unrealized gain (loss)	2,755		(4,758)
Other comprehensive income (loss), net of tax		2,755		(4,758)
Comprehensive Income (Loss)		$5,642		$(2,222)

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2025
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2024	$7,793	$28,802	$123,259	$(50,635)	$(2,739)	$106,480
Net income	-	-	2,887	-	-	2,887
Other comprehensive income, net of tax	-	-	-	2,755	-	2,755
Common stock grants to directors, 16,845 shares	17	250	-	-	-	267
Compensation expense recognized on stock grants, net of unearned compensation expense of $223	-	32	-	-	-	32
Shares issued under employee stock purchase plan, 1,005 shares	1	15	-	-	-	16
BALANCE - MARCH 31, 2025	$7,811	$29,099	$126,146	$(47,880)	$(2,739)	$112,437

	Three Months Ended March 31, 2024
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2023	$7,758	$28,246	$116,018	$(43,700)	$(2,667)	$105,655
Net income	-	-	2,536	-	-	2,536
Other comprehensive loss, net of tax	-	-	-	(4,758)	-	(4,758)
Common stock grants to directors, 18,843 shares	19	248	-	-	-	267
Compensation expense recognized on stock grants, net of unearned compensation expense of $265	-	67	-	-	-	67
Shares issued under employee stock purchase plan, 1,393 shares	1	17	-	-	-	18
BALANCE - MARCH 31, 2024	$7,778	$28,578	$118,554	$(48,458)	$(2,667)	$103,785

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,887	$2,536
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	47	(72)
Amortization of deferred loan costs	86	69
Depreciation	260	269
Net accretion of investment security premiums and discounts	(308)	(100)
Stock compensation expense	299	334
Income on bank owned life insurance	(171)	(291)
Increase in accrued interest receivable	(221)	(162)
Decrease in other assets	1,334	970
Decrease in accrued interest payable	(961)	(1,439)
Decrease in other liabilities	(568)	(308)
Net Cash Provided by Operating Activities	2,684	1,806
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(66,482)	-
Maturities, calls and principal repayments of securities available for sale	24,094	3,979
Net increase in loans	(4,665)	(17,381)
Net redemption of restricted investment in bank stock	625	1,400
Purchase of bank owned life insurance	-	(9,030)
Purchases of premises and equipment	(78)	(274)
Net Cash Used in Investing Activities	(46,506)	(21,306)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	58,988	33,084
Net increase in securities sold under agreements to repurchase	1,824	1,984
Decrease in short-term borrowings	(15,625)	(35,000)
Proceeds from Employee Stock Purchase Plan	16	18
Net Cash Provided by Financing Activities	45,203	86
Net Increase (Decrease) in Cash and Cash Equivalents	1,381	(19,414)
CASH AND CASH EQUIVALENTS - BEGINNING	96,522	78,923
CASH AND CASH EQUIVALENTS - ENDING	$97,903	$59,509

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$8,071	$7,817

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2025.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. Subsequent to March 31, 2025, in April 2025, the Company purchased six (6) Treasury bonds totaling $15.0 million.

Certain amounts in the 2024 consolidated financial statements may have been reclassified to conform to 2025 presentation. These reclassifications had no effect on 2024 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented herein are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2024.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At March 31, 2025 and December 31, 2024, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2025:
U.S. Treasury securities	$74,989	$284	$(41)	$75,232
U.S. Government agency obligations	19,034	57	(55)	19,036
Municipal bonds	72,648	6	(15,287)	57,367
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	220,948	-	(45,572)	175,376
Total	$387,619	$347	$(60,955)	$327,011

December 31, 2024:
U.S. Treasury securities	$34,777	$10	$(47)	$34,740
U.S. Government agency obligations	12,499	3	(56)	12,446
Municipal bonds	72,669	13	(14,682)	58,000
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	508	-	(72)	436
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	224,470	-	(49,264)	175,206
Total	$344,923	$26	$(64,121)	$280,828

The amortized cost and fair value of securities as of March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
March 31, 2025:
Due in one year or less	$39,616	$39,546
Due after one year through five years	57,018	57,213
Due after five years through ten years	7,116	6,606
Due after ten years	62,921	48,270
	166,671	151,635
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	220,948	175,376
Total	$387,619	$327,011

There were no sales of securities for the three months ended March 31, 2025 and 2024.

Securities with a carrying value of $136.2 million and $152.4 million at March 31, 2025 and December 31, 2024, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2025:	(In Thousands)
U.S. Treasury securities	$27,187	$(18)	$4,976	$(23)	$32,163	$(41)
U.S. Government agency obligations	9,977	(24)	2,460	(31)	12,437	(55)
Municipal bonds	13,350	(1,323)	43,345	(13,964)	56,695	(15,287)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	5	-	175,327	(45,572)	175,332	(45,572)
Total Temporarily Impaired Securities	$50,519	$(1,365)	$226,108	$(59,590)	$276,627	$(60,955)
	.
December 31, 2024:
U.S. Treasury securities	$-	$-	$9,946	$(47)	$9,946	$(47)
U.S. Government agency obligations	5,009	(8)	2,437	(48)	7,446	(56)
Municipal bonds	13,433	(1,248)	43,888	(13,434)	57,321	(14,682)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	-	-	436	(72)	436	(72)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	18	-	175,149	(49,264)	175,167	(49,264)
Total Temporarily Impaired Securities	$18,460	$(1,256)	$231,856	$(62,865)	$250,316	$(64,121)

The Company had two hundred one (201) securities in an unrealized loss position at March 31, 2025 and one hundred ninety seven (197) securities in an unrealized loss position at December 31, 2024. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors. The Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis without realizing losses on these bonds. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increased market interest rates since the time of purchase, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at March 31, 2025 and December 31, 2024.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $998 thousand and $1.6 million as of March 31, 2025 and December 31, 2024, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at March 31, 2025 and December 31, 2024.

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

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2025.

Note 5 – Loans and Credit Quality

The following table presents the composition of loans receivable at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025		December 31, 2024
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$544,582	42.81%	$536,594	42.33%
Commercial construction	21,628	1.70%	22,556	1.78%
Commercial	38,365	3.01%	39,384	3.10%
Residential real estate	667,208	52.44%	668,725	52.75%
Consumer	460	0.04%	475	0.04%
Total loans	1,272,243	100.00%	1,267,734	100.00%
Unearned origination fees	767		688
Allowance for credit losses	(12,222)		(12,166)
Net Loans	$1,260,788		$1,256,256

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2025 by year of origination:

	2025	2024	2023	2022	2021	Prior	Revolving	Total

	(In Thousands)
Commercial
real estate
Pass	$17,389	$53,552	$58,625	$141,982	$47,537	$217,034	$7,134	$543,253
Special Mention	-	-	-	-	136	-	-	136
Substandard	-	-	-	-	-	1,193	-	1,193
Total	17,389	53,552	58,625	141,982	47,673	218,227	7,134	544,582

Commercial
construction
Pass	263	2,503	5,837	7,544	5,161	27	-	21,335
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	238	55	293
Total	263	2,503	5,837	7,544	5,161	265	55	21,628

Commercial
Pass	1,254	7,090	1,401	3,041	539	12,298	9,833	35,456
Special Mention	-	172	-	336	299	107	1,995	2,909
Substandard	-	-	-	-	-	-	-	-
Total	1,254	7,262	1,401	3,377	838	12,405	11,828	38,365

Residential
real estate
Pass	15,822	73,751	62,163	86,117	140,540	264,573	23,023	665,989
Special Mention	-	-	-	-	-	413	-	413
Substandard	-	-	-	42	196	568	-	806
Total	15,822	73,751	62,163	86,159	140,736	265,554	23,023	667,208

Consumer
Pass	-	92	55	51	6	-	256	460
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	92	55	51	6	-	256	460
Total
Loans Receivable	$34,728	$137,160	$128,081	$239,113	$194,414	$496,451	$42,296	$1,272,243

The Company had no loans that were charged off during the three months ending March 31, 2025.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025			December 31, 2024
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$1,329	$1,329		$1,335	$1,335
Commercial construction (1)	55	55		55	55
Commercial	-	-		-	-
Residential real estate (1)	939	942		959	963
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction (1)	238	238	19	238	238	19
Commercial (2)	33	33	33	34	34	34
Residential real estate (1)	413	413	80	419	419	81
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$1,329	$1,329	$-	$1,335	$1,335	$-
Commercial construction	293	293	19	293	293	19
Commercial	33	33	33	34	34	34
Residential real estate	1,352	1,355	80	1,378	1,382	81
Consumer	-	-	-	-	-	-
	$3,007	$3,010	$132	$3,040	$3,044	$134

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2025	December 31, 2024

	(In Thousands)
Commercial real estate	$136	$136
Commercial construction	-	-
Commercial	15	15
Residential real estate	323	344
Consumer	-	-
Total	$474	$495

As of March 31, 2025, there were four (4) loans in non-accrual status in the amount of $474 thousand, of which one (1) loan of $15 thousand, included in commercial loans above, is non-collateral dependent and required a related allowance of $15 thousand. The remaining collateral dependent non-accrual loans did not have a required related allowance. There was no interest income recognized for three months ended March 31, 2025, on these non-accrual loans. As of December 31, 2024, there were five (5) loans in non-accrual status in the amount of $495 thousand, of which one (1) loan of $15 thousand, included in commercial loans above, is non-collateral dependent and required a related allowance of $15 thousand. The remaining collateral dependent nonaccrual loans did not have a required related allowance. As of March 31, 2024, there were two (2) loans in non-accrual status in the amount of $244 thousand. There was a required related allowance of $64 thousand for these collateral dependent non-accrual loans. Interest income of $1 thousand was recognized for the three months ended March 31, 2024, on these non-accrual loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2025 and December 31, 2024, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2025	(In Thousands)
Commercial real estate	$171	$-	$136	$307	$544,275	$544,582	$-
Commercial construction	-	-	-	-	21,628	21,628	-
Commercial	-	-	15	15	38,350	38,365	-
Residential real estate	209	197	196	602	666,606	667,208	-
Consumer	-	-	-	-	460	460	-
Total	$380	$197	$347	$924	$1,271,319	$1,272,243	$-
December 31, 2024
Commercial real estate	$-	$-	$136	$136	$536,458	$536,594	$-
Commercial construction	-	-	-	-	22,556	22,556	-
Commercial	-	-	15	15	39,369	39,384	-
Residential real estate	752	-	215	967	667,758	668,725	-
Consumer	-	-	-	-	475	475	-
Total	$752	$-	$366	$1,118	$1,266,616	$1,267,734	$-

At March 31, 2025, the Company had no foreclosed assets and had one (1) recorded investment in mortgage loans collateralized by residential real estate property in the process of foreclosure in the amount of $196 thousand. At December 31, 2024, the Company had no foreclosed assets and had two (2) recorded investments in mortgage loans collateralized by residential real estate property in the process of foreclosure in the amount of $216 thousand.

The following tables detail the activity in the allowance for credit losses for the three months ended March 31, 2025 and March 31, 2024, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

Allowance for credit losses	(In Thousands)
Three Months Ending March 31, 2025
Beginning Balance - December 31, 2024	$5,897	$257	$536	$5,446	$30	$12,166
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provisions (credits) on loans	88	(10)	(9)	(13)	(0)	56
Ending Balance - March 31, 2025	$5,985	$247	$527	$5,433	$30	$12,222

Allowance for credit losses
Three Months Ending March 31, 2024
Beginning Balance - December 31, 2023	$6,108	$195	$920	$5,224	$14	$12,461
Charge-offs	-	-	-	-	-	-
Recoveries	240	-	-	-	-	240
Provisions (credits) on loans	(132)	42	(367)	284	15	(158)
Ending Balance - March 31, 2024	$6,216	$237	$553	$5,508	$29	$12,543

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for credit losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2025 and December 31, 2024:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

	(In Thousands)
March 31, 2025
Allowance for Credit Losses
Ending Balance	$5,985	$247	$527	$5,433	$30	$12,222
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$19	$-	$80	$-	$99
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$33	$-	$-	$33
Ending balance: collectively evaluated for impairment	$5,985	$228	$494	$5,353	$30	$12,090

Loans receivables:
Ending balance	$544,582	$21,628	$38,365	$667,208	$460	$1,272,243
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,329	$293	$-	$1,352	$-	$2,974
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$33	$-	$-	$33
Ending balance: collectively evaluated for impairment	$543,253	$21,335	$38,332	$665,856	$460	$1,269,236

December 31, 2024
Allowance for Credit Losses
Ending Balance	$5,897	$257	$536	$5,446	$30	$12,166
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$19	$-	$81	$-	$100
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$34	$-	$-	$34
Ending balance: collectively evaluated for impairment	$5,897	$238	$502	$5,365	$30	$12,032

Loans receivables:
Ending balance	$536,594	$22,556	$39,384	$668,725	$475	$1,267,734
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,335	$293	$-	$1,378	$-	$3,006
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$34	$-	$-	$34
Ending balance: collectively evaluated for impairment	$535,259	$22,263	$39,350	$667,347	$475	$1,264,694

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaling $2.5 million on both March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

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

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the allowance for credit losses. The Company had no new loan modifications to borrowers experiencing financial difficulties in the three months ending March 31, 2025 and March 31, 2024.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were $135 thousand and $136 thousand of modifications to borrowers experiencing financial difficulties that were outstanding at March 31, 2025 and December 31, 2024, respectively.

Note 6 – Deposits

The components of deposits at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
	(In Thousands)

Demand, non-interest bearing	$349,096	$351,371
Demand, NOW and money market, interest bearing	286,904	270,775
Savings	463,489	444,102
Time, $250 and over	177,553	167,615
Time, other	334,905	319,096
Total deposits	$1,611,947	$1,552,959

At March 31, 2025, the scheduled maturities of time deposits are as follows (in thousands):

2025 (remainder of the year)	$394,797
2026	108,994
2027	5,823
2028	2,713
2029	122
2030	9
$512,458

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At March 31, 2025, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $681.9 million, of which $681.8 million is available for borrowing at March 31, 2025. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. The Bank had an outstanding FHLB letter of credit in the amount of $160

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

thousand as of March 31, 2025. There were no FHLB short-term or long-term advances outstanding as of March 31, 2025. There were $15.6 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2024. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2025 and December 31, 2024. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at March 31, 2025 and December 31, 2024. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible equity ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible equity ratio drop below 2%. If the Company’s net tangible equity ratio drops below 0%, the commitment is cancelled.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At March 31, 2025, there were 347,510 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of three years to five years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the three months ended March 31, 2025, there have been 275,758 awards granted. During the three months ended March 31, 2025 and 2024 there were 16,845 and 18,843 awards granted, respectively. During the three months ended March 31, 2025 and March 31, 2024, the Company recognized compensation expense for restricted stock awards of $299 thousand and $334 thousand, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase. The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 31,258 shares have been issued as of March 31, 2025. The Company recognized discount expense in relation to the ESPP of $1 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

The components of other comprehensive income (loss) both before tax and net of tax are as follows:

	Three Months Ended March 31,
	2025			2024

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding gains (losses) on securities available for sale	$3,487	$(732)	$2,755	$(6,023)	$1,265	$(4,758)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$3,487	$(732)	$2,755	$(6,023)	$1,265	$(4,758)

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three months ended March 31, 2025 and 2024.

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2025 and 2024	(In Thousands)
Balance January 1, 2025	$(50,635)
Other comprehensive income before reclassifications	2,755
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	2,755
Balance March 31, 2025	$(47,880)

Balance January 1, 2024	$(43,700)
Other comprehensive loss before reclassifications	(4,758)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(4,758)
Balance March 31, 2024	$(48,458)

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

	Three Months Ended
	March 31,
	2025	2024

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$2,887	$2,536

Weighted average shares outstanding	7,636,972	7,602,670
Dilutive effect of potential common shares, stock options	-	-
Diluted weighted average common shares outstanding	7,636,972	7,602,670

Basic earnings per share	$0.38	$0.33
Diluted earnings per share	$0.38	$0.33

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2025 and March 31, 2024.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2025 and December 31, 2024, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$75,232	$-	$75,232
U.S. Government agency obligations	-	19,036	-	19,036
Municipal bonds	-	57,367	-	57,367
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	175,376	-	175,376
March 31, 2025 Securities available for sale	$-	$327,011	$-	$327,011

U.S. Treasury securities	$-	$34,740	$-	$34,740
U.S. Government agency obligations	-	12,446	-	12,446
Municipal bonds	-	58,000	-	58,000
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	436	-	436
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	175,206	-	175,206
December 31, 2024 Securities available for sale	$-	$280,828	$-	$280,828

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and December 31, 2024, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
March 31, 2025 Loans Individually evaluated for credit losses	$-	$-	$552	$552
December 31, 2024 Loans Individually evaluated for credit losses	$-	$-	$557	$557

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2025, of the loans individually evaluated for credit losses having an aggregate balance of $3.0 million, $2.3 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $684 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $132 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2025 and December 31, 2024, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2025:
Loans Individually evaluated for credit losses	$552	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)
December 31, 2024:
Loans Individually evaluated for credit losses	$557	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2025 and December 31, 2024:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2025:
Financial assets:
Cash and cash equivalents	$97,903	$97,903	$97,903	$-	$-
Securities available-for-sale	327,011	327,011	-	327,011	-
Loans receivable, net of allowance	1,260,788	1,179,327	-	-	1,179,327
Restricted investments in bank stock	1,038	1,038	-	1,038	-
Accrued interest receivable	3,825	3,825	-	3,825	-
Financial liabilities:
Deposits	1,611,947	1,609,380	-	1,609,380	-
Securities sold under agreements to
repurchase and federal funds purchased	6,719	6,719	-	6,719	-
Accrued interest payable	6,851	6,851	-	6,851	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2024:
Financial assets:
Cash and cash equivalents	$96,522	$96,522	$96,522	$-	$-
Securities available-for-sale	280,828	280,828	-	280,828	-
Loans receivable, net of allowance	1,256,256	1,155,247	-	-	1,155,247
Restricted investments in bank stock	1,663	1,663	-	1,663	-
Accrued interest receivable	3,604	3,604	-	3,604	-
Financial liabilities:
Deposits	1,552,959	1,550,360	-	1,550,360	-
Securities sold under agreements to
repurchase and federal funds purchased	4,895	4,895	-	4,895	-
Short-term borrowings	15,625	15,625	-	15,625	-
Accrued interest payable	7,812	7,812	-	7,812	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2024. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for credit losses and the appropriate level of the allowance for credit losses. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Credit Losses” and “Credit Risk and Loan Quality,” contained on the following pages.

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

•the effects of negative publicity on the Company’s reputation; and

•other factors that may affect future results of the Company, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2024 and subsequent filings with the SEC.

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

At March 31, 2025, the Company continued to be in a strong financial and operational condition. The Bank’s March 31, 2025 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at March 31, 2025 was 0.04% and the ratio of non-performing assets to total assets was 0.03%. The Company had its last Community Reinvestment Act (“CRA”) examination in 2022 and received a “satisfactory” rating. The Company is currently undergoing a CRA examination.

The Company’s assets increased by $49.6 million from $1.70 billion at December 31, 2024 to $1.75 billion at March 31, 2025. The increase was due to a $1.4 million increase in cash and cash equivalents, an increase of $46.2 million in securities available for sale, and an increase of $4.5 million in net loans receivable, offset by a decrease of $2.1 million in other assets. The $1.4 million increase in cash and cash equivalents was due to an increase in deposits of $59.0 million, an increase in securities sold under agreement to repurchase of $1.8 million, $24.1 million in principal pay downs on mortgage-backed securities and maturities within the securities available for sale portfolio, offset by a decrease in short term borrowings of $15.6 million, the net loan growth of $4.5 million, and the purchase of $66.5 million in securities available for sale. The $46.2 million increase in securities was net of a decrease in unrealized losses of $3.5 million. The current unrealized loss position of the securities portfolio is due to the increase in market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio.

The Company's deposits increased by $59.0 million from $1.55 billion at December 31, 2024 to $1.61 billion at March 31, 2025. The increase in deposits was due to an increase of $61.3 million in interest bearing deposits, offset by a decrease of $2.3 million in non-interest bearing deposits. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which serves to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Company’s success in attracting new deposit relationships is, in part, due to the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company continues to take advantage of deposit opportunities created by mergers, name changes, competitive branch hour and service adjustments and/or closures in the Company’s market area, and by attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable remained relatively flat at $1.26 billion at March 31, 2025 and December 31, 2024, reflected an actual increase of $4.5 million. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to creditworthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See the expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended March 31, 2025 was $2.9 million compared to net income for the three months ended March 31, 2024 of $2.5 million, an increase of $351 thousand, or 13.8%. Basic and diluted earnings per share increased to $0.38 for the three months ended March 31, 2025, as compared to $0.33 for the three months ended March 31, 2024. The difference in net income for the three months ended March 31, 2025 and March 31, 2024 resulted primarily from an increase in interest income of $1.8 million, offset by an increase in interest expense of $732 thousand, or 11.5%, a decrease of $104 thousand in non-interest income, an increase of $401 thousand in non-interest expenses, and an increase of $119 thousand in the provision for credit losses. Net income for the three months ended March 31, 2025 was $2.9 million compared to net income for the three months ended December 31, 2024 of $2.7 million, an increase of $189 thousand, or 7.0%.

RESULTS OF OPERATIONS

Net Interest Income

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes the use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and nontaxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2025 and 2024.

Total interest income for the three months ended March 31, 2025 increased $1.8 million to $16.9 million, as compared to $15.1 million for the three months ended March 31, 2024. Average earning assets were $1.64 billion for the three months ended March 31, 2025 as compared to $1.55 billion for the three months ended March 31, 2024. The tax equivalent yield on average earning assets was 4.21% for the first quarter of 2025 compared to 3.95% for the first quarter of 2024.

Total interest expense for the three months ended March 31, 2025 increased $732 thousand to $7.1 million, as compared to $6.4 million for the three months ended March 31, 2024. Average interest bearing liabilities were $1.23 billion for the three months ended March 31, 2025 and $1.16 billion for the three months ended March 31, 2024. The yield on average interest bearing liabilities was 2.34% and 2.21% for the first quarter of 2025 and 2024, respectively. The Company’s cost of funds was 1.82% and 1.72% for the three months ended March 31, 2025 and 2024, respectively. For the first quarter of 2025, the Company’s overall cost of funds decreased to 1.82% from 1.91% for the fourth quarter of 2024, respectively.

Net interest income for the three months ended March 31, 2025 was $9.8 million, compared to $8.7 million for the three months ended March 31, 2024. The increase in net interest income is, in part, the result of an increase in the average balances of taxable loans, an increase in the average balances of taxable investments, an increase in the average balances of interest bearing deposits with banks and federal funds sold, along with an increase in the rates of taxable and non-taxable loans and taxable and non-taxable investments. Also contributing to the increase in net interest income was a decrease in the average balance of savings and securities sold under agreement to repurchase and other borrowings and a decrease in the rate of money markets, certificates of deposits, and securities sold under agreement to repurchase and other borrowings. The increase in net interest income was offset by a decrease in the average balance of non-taxable loans, a decrease in the average balance of non-taxable investments, an increase in the average balance of interest bearing demand deposits, NOW and money market, and an increase in the average balance of certificates of deposit, along with a decrease in the rate of fed funds sold, interest bearing deposits with banks, and non-taxable investments, along with an increase in the rates of NOW and savings. The Company’s net interest margin is 2.43% on a US GAAP basis and 2.46% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2025, as compared to 2.25% on a US GAAP basis and 2.29% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2024.

The tables below set forth average balances and corresponding yields for the corresponding periods ended March 31, 2025 and 2024, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2025			2024
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)

ASSETS
Loans - taxable (2)	$1,242,876	$13,706	4.47%	$1,234,552	$12,857	4.19%
Loans - non-taxable (1)	26,627	253	4.88%	27,324	229	4.27%
Investment securities - taxable	269,447	1,970	2.97%	227,927	1,416	2.50%
Investment securities - non-taxable (1)	40,352	297	3.78%	41,406	298	3.66%
Federal funds sold	1,000	11	4.46%	974	13	5.37%
Interest bearing deposits with banks	64,161	701	4.43%	20,789	284	5.49%
TOTAL INTEREST EARNING ASSETS	1,644,463	16,938	4.21%	1,552,972	15,097	3.95%
Less allowance for credit losses	(12,180)			(12,570)
Other assets	83,062			79,612
TOTAL ASSETS	$1,715,345			$1,620,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$268,037	$928	1.40%	$247,556	$851	1.38%
Savings	454,441	957	0.85%	483,047	954	0.79%
Certificates of deposit	501,584	5,178	4.19%	415,988	4,463	4.32%
Securities sold under agreements to repurchase and other borrowings	6,938	47	2.75%	14,598	110	3.03%
TOTAL INTEREST BEARING LIABILITIES	1,231,000	7,110	2.34%	1,161,189	6,378	2.21%

Non-interest bearing demand deposits	350,150			332,138
Other liabilities	23,137			23,397
Stockholders' equity	111,058			103,290
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,715,345			$1,620,014

Net interest income		$9,828			$8,719
Tax equivalent adjustments
Loans		67			61
Investments		79			79
Total tax equivalent adjustments		146			140
Net interest income on a tax equivalent basis		$9,974			$8,859
Net interest spread (US GAAP basis)			1.84%			1.70%
Net interest margin (US GAAP basis)			2.43%			2.25%
Net interest spread (non-US GAAP basis) (3)			1.87%			1.74%
Net interest margin (non-US GAAP basis) (3)			2.46%			2.29%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% for the three months ended March 31, 2025 and 2024, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% for the three months ended March 31, 2025 and 2024, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended
	March 31, 2025
	compared to March 31, 2024
	(In Thousands)
	Due to change in:
	Total			# of
	Change	Volume	Rate	Days
Interest-earning assets:
Loans - taxable	$849	$86	$869	$(106)
Loans - non-taxable	24	(6)	32	(2)
Investment securities - taxable	554	256	310	(12)
Investment securities - non-taxable	(1)	(8)	9	(2)
Federal funds sold	(2)	-	(2)	-
Interest bearing deposits with banks	417	588	(168)	(3)
Total net change in income on
interest-earning assets	1,841	916	1,050	(125)

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	77	70	14	(7)
Savings	3	(56)	67	(8)
Certificates of deposit	715	911	(159)	(37)
Total deposits	795	925	(78)	(52)
Securities sold under agreements to
repurchase and other borrowings	(63)	(57)	(5)	(1)
Total net change in expense on
interest-bearing liabilities	732	868	(83)	(53)
Change in net interest income	$1,109	$48	$1,133	$(72)

Provision for Credit Losses and Reserve for Unfunded Loan Commitments

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

For the three months ended March 31, 2025, the provision for credit losses on loans was $56 thousand and the credit for credit losses on unused commitments was $9 thousand, compared to credit for credit losses of $158 thousand and the provision for credit losses on unused commitments of $86 thousand for the three months ended March 31, 2024. In the three months ended March 31, 2025 there were no charge-offs and no recoveries. In the three months ended March 31, 2024 there were no charge-offs and recoveries of $240 thousand.

The provision (credit) for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its March 31, 2025 allowance for credit loss levels. The allowance for credit losses is $12.2 million as of March 31, 2025, which is 0.96% of total loans receivable, compared to $12.5 million or 0.99% of total loans receivable as of March 31, 2024. At December 31, 2024, the allowance for credit losses was $12.2 million, which represented 0.96% of total loans receivable. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable portfolio:

3

	Three Months Ended
	March 31,
	2025	2024

	(In Thousands)
Loans receivable at end of period	$1,272,243	$1,270,987
Allowance for credit losses:
Balance, beginning	$12,166	$12,461
Provision (credit) for credit losses	56	(158)
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total loans charged off	-	-
Recoveries of loans previously charged off:
Commercial real estate	-	240
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total recoveries	-	240
Net recoveries	-	240
Balance at end of period	$12,222	$12,543
Allowance for credit losses to loans receivable at end of period	0.96%	0.99%

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded commitments at a level that management believes is adequate to absorb probable losses. At March 31, 2025 and December 31, 2024, a $83 thousand and $92 thousand unfunded commitment reserve was reported, respectively, on the Consolidated Balance Sheets in other liabilities.

Non-interest Income

Total non-interest income was $629 thousand for the three months ended March 31, 2025 compared to $733 thousand for the same period in 2024. The decrease is, in part, attributable to a decrease in bank owned life insurance of $120 thousand. The decrease in the bank owned life insurance income was primarily due to a decrease in separate account life insurance assets driven by the effect market conditions had on underlying life insurance assets. The decrease in non interest income was offset by an increase of $22 thousand in other service fees due in part to an increase in overdraft fees, wire fees, and early time deposit withdrawal penalties.

Non-interest Expense

Non-interest expenses increased $401 thousand from $6.5 million for the three months ended March 31, 2024 to $6.9 million for the three months ended March 31, 2025. The increase in non-interest expenses is, in part, attributable to a $138 thousand increase in salaries and employee benefits due to annual increases in salaries, new hires, an increase in health insurance cost, and an increase in bonuses, offset by a decrease in stock grant expense and an increase in deferred loan costs. The Company had a 4.6% increase in full-time equivalent employees from one hundred nine (109) at March 31, 2024 to one hundred fourteen (114) at March 31, 2025. New hires included various branch and operational personnel. Additional increases in non-interest expenses are attributable to an increase of $76 thousand in occupancy and equipment expense due to an increase in occupancy, repair, maintenance, and rent expenses, as well as an increase of $126 thousand in data processing expenses due, in part, to the implementation of a new content management software, an increase of $37 thousand in advertising and promotions, an increase of $27 thousand in professional fees, and an increase of $26 thousand in loan and real estate expenses. The increases in non-interest expenses were offset, in part, by a decrease of $53 thousand in other expenses primarily due to decreases in debit card production, cash over and short, check fraud losses, and bank shares tax, offset by an increase in operating expenses. The Company’s efficiency ratio, a non-GAAP measure, was 66.0% and 68.8% for the three months ending March 31, 2025 and 2024, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2025 totaled $621 thousand, or 17.7% of income before taxes, compared to income taxes for the three months ended March 31, 2024 totaling $487 thousand, or 16.1% of income before taxes. The increase in the tax rate is, in part, the result of a decrease in income on bank owned life insurance and the result of the change in the mix of taxable and tax free loans and investments.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of March 31, 2025. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates. Selling of securities would not be expected as a primary source of short term liquidity given the unrealized losses currently in the portfolio.

Total securities at March 31, 2025 were $327.0 million compared to $280.8 million at December 31, 2024. The increase in the investment portfolio resulted from the purchase of seventeen (17) Treasury bonds and five (5) government agency bonds totaling $66.5 million and a decrease in unrealized losses of $3.5 million, offset by principal pay downs on mortgage-backed securities, the maturity of one (1) government agency bond, and the maturity of four (4) Treasury bonds totaling $24.1 million. The carrying value of the securities portfolio as of March 31, 2025 includes a net unrealized loss of $60.6 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $64.1 million at December 31, 2024. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since initial purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, securities in an unrealized loss position at March 31, 2025. Further, management reviewed the Company's securities as of March 31, 2025 and concluded there were no credit-related declines in fair value. The effective duration of the securities portfolio remains approximately 6 years at March 31, 2025.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Net loans receivable remained at $1.26 billion at March 31, 2025 and December 31, 2024, with a slight increase of $4.5 million. The gross loan-to-deposit ratio decreased to 79% at March 31, 2025, compared to 82% at December 31, 2024. The Company’s loan portfolio at March 31, 2025 was comprised of residential real estate and consumer loans of $667.7 million, a decrease of $1.5 million from December 31, 2024, and commercial loans of $604.6 million, an increase of $6.0 million from December 31, 2024. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The Company’s allowance for credit losses was $12.2 million at March 31, 2025 and December 31, 2024, with a slight increase of $56 thousand. At March 31, 2025 and December 31, 2024, the allowance for credit losses represented 0.96% of total loans receivable, respectively. The Company’s non-performing loans to total loans receivable were 0.04% at March 31, 2025, compared to 0.02% at March 31, 2024, and 0.04% at December 31, 2024. In the three months ended March 31, 2025, there were no charge-offs and no recoveries. In the three months ended March 31, 2024, there were no charge-offs and recoveries of $240 thousand. The aggregate balances on non-performing loans are included in the following table.

At March 31, 2025, approximately 95% of the Company’s loan portfolio is collateralized by real estate. Our loan portfolio includes a large amount of commercial real estate loans. Management believes the commercial real estate loan portfolio is well-diversified. At March 31, 2025 and December 31, 2024, high volatility commercial real estate exposures were $11.3 million and $11.0 million, respectively. Commercial real estate loans are originated primarily within Lehigh and Northampton counties, are within the Company’s underwriting criteria, and generally include the guarantee of one or more of the borrowers’ affiliates. At March 31, 2025, the Company’s office space portfolio included no exposure to properties in major metropolitan markets. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. The Company monitors these types of loans closely, obtaining updated appraisals on loans when required. As detailed in the Allowance for Credit Losses table, the Company had no charge-offs in this category in 2025 or 2024. The Company believes it has taken the appropriate steps to implement appropriate risk management practices for its commercial real estate loan portfolio, which are subject to regulatory examination.

The details for non-performing loans and assets are included in the following table:

	March 31, 2025	December 31, 2024	March 31, 2024

	(In Thousands)
Non-accrual - commercial	$151	$151	$-
Non-accrual - consumer	323	344	244
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	474	495	244
Foreclosed assets	-	-	-
Total nonperforming assets	$474	$495	$244
Nonperforming loans to total loans	0.04%	0.04%	0.02%
Nonperforming assets to total assets	0.03%	0.03%	0.01%
Non-accrual loans to total loans	0.04%	0.04%	0.02%
Allowance to non-accrual loans	2578.48%	2457.78%	5140.57%
Net charge-offs (recoveries) to average loans	0.00%	-0.02%	-0.02%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $182 thousand from December 31, 2024 to March 31, 2025. This decrease is due to depreciation on existing premises and equipment, offset by new purchases.

Deposits

Total deposits at March 31, 2025 increased by $59.0 million to $1.61 billion from $1.55 billion at December 31, 2024. The increase in the Company’s deposits was due to an increase of $13.9 million in demand, NOW and money market deposits, an increase of $19.4 million in savings, and an increase of $25.7 million in time deposits. Included in the above mentioned increase was a $780 thousand increase in non-interest bearing demand personal deposits, offset by a $3.1 million decrease in non-interest bearing demand business deposits. Included in total deposits at March 31, 2025 were personal deposits of $1.13 billion, business deposits of $383.9 million, and municipal deposits of $101.8 million. Included in total deposits at December 31, 2024 were personal deposits of $1.11 billion, business deposits of $351.9 million, and municipal deposits of $93.4 million. The Company continues to see steady increases in new deposit accounts and customer relationships. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at March 31, 2025 and December 31, 2024 was $552.3 million and $514.1 million, respectively.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $97.9 million at March 31, 2025, compared to $96.5 million at December 31, 2024.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. As noted above, selling of securities would not be a primary source of short term liquidity given the unrealized losses currently in the portfolio. At March 31, 2025, the Company had $327.0 million of available for sale securities, compared to $280.8 million at December 31, 2024. At March 31, 2025, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $681.9 million, of which $681.8 million is available for borrowing at March 31, 2025. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. The Bank had an outstanding FHLB letter of credit in the amount of $160 thousand as of March 31, 2025. There were no FHLB short-term or long-term advances outstanding as of March 31, 2025. There were $15.6 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2024. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2025 and December 31, 2024. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at March 31, 2025 and December 31, 2024. Advances from this line are unsecured.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect the various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $176.9 million and $180.5 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024 there was a $83 thousand and $92 thousand allowance for credit losses required for off-balance sheet arrangements, respectively. At both March 31, 2025 and December 31, 2024, the Company had letters of credit outstanding of $6.6 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $112.4 million as of March 31, 2025, representing a net increase of $6.0 million from December 31, 2024. The increase in capital was the result of net income of $2.9 million, an increase in common stock of $18 thousand, an increase in surplus of $297 thousand due to employee stock purchases and stock grants with compensation expense, and a decrease of $2.8 million in accumulated other comprehensive loss. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $14.71 and $13.96 at March 31, 2025 and December 31, 2024, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of March 31, 2025, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2025	December 31, 2024

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$159,964	$156,892
Tier 2, allowable portion of allowance for credit losses	12,305	12,258
Total capital	$172,269	$169,150

Common equity tier 1 capital ratio	14.1%	13.9%
Tier 1 risk based capital ratio	14.1%	13.9%
Total risk based capital ratio	15.2%	14.9%
Tier 1 leverage ratio	9.1%	9.0%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2025	December 31, 2024

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$160,317	$157,115
Tier 2, allowable portion of allowance for credit losses	12,305	12,258
Total capital	$172,622	$169,373

Common equity tier 1 capital ratio	14.1%	13.9%
Tier 1 risk based capital ratio	14.1%	13.9%
Total risk based capital ratio	15.2%	15.0%
Tier 1 leverage ratio	9.1%	9.1%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at March 31, 2025. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months and personal, and business money market accounts reprice every month. Management reviews all assumptions on a periodic basis and believes current assumptions support market conditions. The Company is liability sensitive, which means if interest rates fall, interest income will fall slower than interest expense and interest income will likely increase. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	3.6%
Down 200 basis points	5.7%

Up 100 basis points	-3.0%
Up 200 basis points	-7.2%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2025, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, the reader should carefully consider the factors discussed in “Risk Factors” included within the Company’s 2024 Form 10-K and subsequent filings with the SEC. There are no material changes to such risk factors. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 14, 2025	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 14, 2025	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer