Form 10-Q
period 2025-09-30
Embassy Bancorp, Inc.
filed 2025-11-13
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of November 7, 2025	($1.00 Par Value)	7,646,114
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	September 30,	December 31,
ASSETS	2025	2024

	(In Thousands, Except Share Data)
Cash and due from banks	$17,394	$16,399
Interest bearing demand deposits with banks	89,603	79,123
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	107,997	96,522
Securities available for sale	334,314	280,828
Restricted investment in bank stock	1,051	1,663
Loans receivable, net of allowance for credit losses of $11,941 in 2025; $12,166 in 2024	1,268,139	1,256,256
Premises and equipment, net of accumulated depreciation	3,014	3,322
Bank owned life insurance	37,656	36,652
Accrued interest receivable	4,054	3,604
Other assets	21,834	25,573
Total Assets	$1,778,059	$1,704,420
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$336,060	$351,371
Interest bearing	1,284,503	1,201,588
Total Deposits	1,620,563	1,552,959
Securities sold under agreements to repurchase	12,116	4,895
Short-term borrowings	-	15,625
Accrued interest payable	7,068	7,812
Other liabilities	15,878	16,649
Total Liabilities	1,655,625	1,597,940
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2025 issued 7,812,476 shares; outstanding 7,646,114 shares;
2024 issued 7,792,654 shares; outstanding 7,626,292 shares;	7,813	7,793
Surplus	29,185	28,802
Retained earnings	129,707	123,259
Accumulated other comprehensive loss	(41,532)	(50,635)
Treasury stock, at cost: 166,362 shares at September 30, 2025 and
December 31, 2024, respectively	(2,739)	(2,739)
Total Stockholders' Equity	122,434	106,480
Total Liabilities and Stockholders' Equity	$1,778,059	$1,704,420

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$14,877	$13,803	$43,240	$40,277
Securities, taxable	2,267	1,694	6,485	4,512
Securities, non-taxable	298	296	892	890
Short-term investments, including federal funds sold	813	1,129	2,302	2,459
Total Interest Income	18,255	16,922	52,919	48,138
INTEREST EXPENSE
Deposits	7,370	7,587	21,703	20,927
Securities sold under agreements to repurchase and federal
funds purchased	34	161	116	425
Short-term borrowings	-	4	2	9
Total Interest Expense	7,404	7,752	21,821	21,361
Net Interest Income	10,851	9,170	31,098	26,777
PROVISION (CREDIT) FOR CREDIT LOSSES	27	(30)	(104)	(385)
Net Interest Income after Provision (Credit) for Credit Losses	10,824	9,200	31,202	27,162
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	67	84	195	247
Debit card interchange fees	231	233	690	676
Other service fees	191	176	534	481
Bank owned life insurance	369	360	1,004	886
Gain on sale of other real estate owned	29	-	29	-
Total Other Non-Interest Income	887	853	2,452	2,290
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,766	3,671	11,181	10,598
Occupancy and equipment	1,061	1,001	3,186	3,053
Data processing	930	679	2,623	2,124
Advertising and promotion	215	235	657	625
Professional fees	259	283	827	814
FDIC insurance	208	204	599	582
Loan & real estate	74	59	238	175
Charitable contributions	224	208	761	725
Other	370	468	1,342	1,490
Total Other Non-Interest Expenses	7,107	6,808	21,414	20,186

Income Before Income Taxes	4,604	3,245	12,240	9,266
INCOME TAX EXPENSE	811	531	2,123	1,524
Net Income	$3,793	$2,714	$10,117	$7,742

BASIC EARNINGS PER SHARE	$0.50	$0.36	$1.32	$1.02

DILUTED EARNINGS PER SHARE	$0.50	$0.36	$1.32	$1.02

DIVIDENDS PER SHARE	$-	$-	$0.48	$0.42

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2025		2024

	(In Thousands)
Net Income		$3,793		$2,714
Change in Accumulated Other Comprehensive Loss:
Unrealized holding gain on securities available for sale	5,425		11,496
Less: reclassification adjustment for realized gains	-		-
	5,425		11,496
Income tax effect	(1,139)		(2,414)
Net unrealized gain	4,286		9,082
Other comprehensive income, net of tax		4,286		9,082
Comprehensive Income		$8,079		$11,796

	Nine Months Ended September 30,
	2025		2024

	(In Thousands)

Net Income		$10,117		$7,742
Change in Accumulated Other Comprehensive Loss:
Unrealized holding gain on securities available for sale	11,523		4,789
Less: reclassification adjustment for realized gains	-		-
	11,523		4,789
Income tax effect	(2,420)		(1,006)
Net unrealized gain	9,103		3,783
Other comprehensive income, net of tax		9,103		3,783
Comprehensive Income		$19,220		$11,525

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2024	$7,793	$28,802	$123,259	$(50,635)	$(2,739)	$106,480
Net income	-	-	2,887	-	-	2,887
Other comprehensive income, net of tax	-	-	-	2,755	-	2,755
Common stock grants to directors, 16,845 shares	17	250	-	-	-	267
Compensation expense recognized on stock grants, net of unearned compensation expense of $223	-	32	-	-	-	32
Shares issued under employee stock purchase plan, 1,005 shares	1	15	-	-	-	16
BALANCE - MARCH 31, 2025	$7,811	$29,099	$126,146	$(47,880)	$(2,739)	$112,437

Net income	-	-	3,437	-	-	3,437
Other comprehensive income, net of tax	-	-	-	2,062	-	2,062
Dividend declared, $0.48 per share	-	-	(3,669)	-	-	(3,669)
Compensation expense recognized on stock grants, net of unearned compensation expense of $196	-	27	-	-	-	27
Shares issued under employee stock purchase plan, 1,107 shares	1	17	-	-	-	18
BALANCE - JUNE 30, 2025	$7,812	$29,143	$125,914	$(45,818)	$(2,739)	$114,312

Net income	-	-	3,793	-	-	3,793
Other comprehensive income, net of tax	-	-	-	4,286	-	4,286
Compensation expense recognized on stock grants, net of unearned compensation expense of $168	-	28	-	-	-	28
Shares issued under employee stock purchase plan, 865 shares	1	14	-	-	-	15
BALANCE - SEPTEMBER 30, 2025	$7,813	$29,185	$129,707	$(41,532)	$(2,739)	$122,434

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2023	$7,758	$28,246	$116,018	$(43,700)	$(2,667)	$105,655
Net income	-	-	2,536	-	-	2,536
Other comprehensive loss, net of tax	-	-	-	(4,758)	-	(4,758)
Common stock grants to directors, 18,843 shares	19	248	-	-	-	267
Compensation expense recognized on stock grants, net of unearned compensation expense of $265	-	67	-	-	-	67
Shares issued under employee stock purchase plan, 1,393 shares	1	17	-	-	-	18
BALANCE - MARCH 31, 2024	$7,778	$28,578	$118,554	$(48,458)	$(2,667)	$103,785

Net income	-	-	2,492	-	-	2,492
Other comprehensive loss, net of tax	-	-	-	(541)	-	(541)
Dividend declared, $0.42 per share	-	-	(3,199)	-	-	(3,199)
Compensation expense recognized on stock grants, net of unearned compensation expense of $198	-	66	-	-	-	66
Shares issued under employee stock purchase plan, 1,209 shares	2	15	-	-	-	17
BALANCE - JUNE 30, 2024	$7,780	$28,659	$117,847	$(48,999)	$(2,667)	$102,620

Net income	-	-	2,714	-	-	2,714
Other comprehensive income, net of tax	-	-	-	9,082	-	9,082
Compensation expense recognized on stock grants, net of unearned compensation expense of $136	-	62	-	-	-	62
Shares issued under employee stock purchase plan, 1,035 shares	1	15	-	-	-	16
BALANCE - SEPTEMBER 30, 2024	$7,781	$28,736	$120,561	$(39,917)	$(2,667)	$114,494

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,117	$7,742
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for credit losses	(104)	(385)
Amortization of deferred loan costs	283	234
Depreciation	803	810
Net accretion of investment security premiums and discounts	(834)	(526)
Stock compensation expense	354	462
Net realized gain on sale of other real estate owned	(29)	-
Income on bank owned life insurance	(1,004)	(886)
Increase in accrued interest receivable	(450)	(159)
Decrease in other assets	1,550	561
(Decrease) increase in accrued interest payable	(744)	282
Decrease in other liabilities	(993)	(357)
Net Cash Provided by Operating Activities	8,949	7,778
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(96,497)	(44,262)
Maturities, calls and principal repayments of securities available for sale	55,368	17,580
Net increase in loans	(12,033)	(4,795)
Net redemption of restricted investment in bank stock	612	545
Purchase of bank owned life insurance	-	(9,030)
Purchases of premises and equipment	(504)	(487)
Net Cash Used in Investing Activities	(53,054)	(40,449)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	67,604	58,942
Net increase in securities sold under agreements to repurchase	7,221	2,986
Decrease in short-term borrowings	(15,625)	(13,125)
Proceeds from Employee Stock Purchase Plan	49	51
Dividends paid	(3,669)	(3,199)
Net Cash Provided by Financing Activities	55,580	45,655
Net Increase in Cash and Cash Equivalents	11,475	12,984
CASH AND CASH EQUIVALENTS - BEGINNING	96,522	78,923
CASH AND CASH EQUIVALENTS - ENDING	$107,997	$91,907

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$22,565	$21,079
Income taxes paid	$2,020	$1,841
Other real estate sold through bank financing	$225	$-
Other real estate acquired in settlement of loans	$196	$-

Non-cash Investing and Financing Activities:

Right of use assets obtained in exchange for new operating lease liabilities	$222	$1,131

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2025.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On October 27, 2025, the Company announced that it authorized the adoption of a stock repurchase program for up to $5.0 million of its outstanding common stock. The stock repurchase program became effective October 31, 2025. There has been no repurchases under the program through the date of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At September 30, 2025 and December 31, 2024, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
September 30, 2025:
U.S. Treasury securities	$75,348	$588	$(2)	$75,934
U.S. Government agency obligations	19,059	80	(1)	19,138
Municipal bonds	72,607	40	(13,088)	59,559
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	219,872	58	(40,247)	179,683
Total	$386,886	$766	$(53,338)	$334,314

December 31, 2024:
U.S. Treasury securities	$34,777	$10	$(47)	$34,740
U.S. Government agency obligations	12,499	3	(56)	12,446
Municipal bonds	72,669	13	(14,682)	58,000
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	508	-	(72)	436
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	224,470	-	(49,264)	175,206
Total	$344,923	$26	$(64,121)	$280,828

The amortized cost and fair value of securities as of September 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
September 30, 2025:
Due in one year or less	$30,891	$30,904
Due after one year through five years	66,129	66,732
Due after five years through ten years	9,489	8,927
Due after ten years	60,505	48,068
	167,014	154,631
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	219,872	179,683
Total	$386,886	$334,314

There were no sales of securities for the three and nine months ended September 30, 2025 and 2024.

Securities with a carrying value of $141.8 million and $152.4 million at September 30, 2025 and December 31, 2024, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2025:	(In Thousands)
U.S. Treasury securities	$10,017	$(2)	$-	$-	$10,017	$(2)
U.S. Government agency obligations	7,503	(1)	-	-	7,503	(1)
Municipal bonds	9,167	(646)	47,769	(12,442)	56,936	(13,088)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	-	-	172,295	(40,247)	172,295	(40,247)
Total Temporarily Impaired Securities	$26,687	$(649)	$220,064	$(52,689)	$246,751	$(53,338)
	.
December 31, 2024:
U.S. Treasury securities	$-	$-	$9,946	$(47)	$9,946	$(47)
U.S. Government agency obligations	5,009	(8)	2,437	(48)	7,446	(56)
Municipal bonds	13,433	(1,248)	43,888	(13,434)	57,321	(14,682)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
commercial	-	-	436	(72)	436	(72)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage -backed securities -
residential	18	-	175,149	(49,264)	175,167	(49,264)
Total Temporarily Impaired Securities	$18,460	$(1,256)	$231,856	$(62,865)	$250,316	$(64,121)

The Company had one hundred eighty-eight (188) securities in an unrealized loss position at September 30, 2025 and one hundred ninety-seven (197) securities in an unrealized loss position at December 31, 2024. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors. The Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis without realizing losses on these securities. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by the credit of government agencies, and are a result of the increased market interest rates since the time of purchase, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at September 30, 2025 and December 31, 2024.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.0 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at September 30, 2025 and December 31, 2024.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer.

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of September 30, 2025.

Note 5 – Loans and Credit Quality

The following table presents the composition of loans receivable at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025		December 31, 2024
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$550,530	43.04%	$536,594	42.33%
Commercial construction	16,202	1.27%	22,556	1.78%
Commercial	31,672	2.48%	39,384	3.10%
Residential real estate	680,177	53.17%	668,725	52.75%
Consumer	567	0.04%	475	0.04%
Total loans	1,279,148	100.00%	1,267,734	100.00%
Unearned origination fees	932		688
Allowance for credit losses	(11,941)		(12,166)
Net Loans	$1,268,139		$1,256,256

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of September 30, 2025 by year of origination:

	2025	2024	2023	2022	2021	Prior	Revolving	Total

	(In Thousands)
Commercial
real estate
Pass	$40,712	$51,924	$57,669	$138,191	$50,454	$206,492	$4,523	$549,965
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	565	-	565
Total	40,712	51,924	57,669	138,191	50,454	207,057	4,523	550,530

Commercial
construction
Pass	263	1,750	6,835	7,035	-	27	-	15,910
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	237	55	292
Total	263	1,750	6,835	7,035	-	264	55	16,202

Commercial
Pass	2,730	6,230	1,194	2,470	437	9,042	7,902	30,005
Special Mention	-	152	-	246	188	46	1,035	1,667
Substandard	-	-	-	-	-	-	-	-
Total	2,730	6,382	1,194	2,716	625	9,088	8,937	31,672

Residential
real estate
Pass	63,231	67,628	56,700	81,945	134,442	247,488	27,120	678,554
Special Mention	-	-	-	-	-	400	-	400
Substandard	-	-	59	129	591	444	-	1,223
Total	63,231	67,628	56,759	82,074	135,033	248,332	27,120	680,177

Consumer
Pass	107	78	37	38	2	-	305	567
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	107	78	37	38	2	-	305	567
Total
Loans Receivable	$107,043	$127,762	$122,494	$230,054	$186,114	$464,741	$40,940	$1,279,148

The Company had gross charge-offs of $152 thousand during the nine months ended September 30, 2025. One (1) charge-off of $1 thousand was a consumer loan originated in 2022, one (1) charge-off of $15 thousand was a commercial loan originated in 2022, and one (1) charge-off of $136 thousand was a commercial real estate loan originated in 2021.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025			December 31, 2024
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$565	$565		$1,335	$1,335
Commercial construction (1)	55	55		55	55
Commercial	-	-		-	-
Residential real estate (1)	914	917		959	963
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction (1)	237	237	18	238	238	19
Commercial (2)	16	16	16	34	34	34
Residential real estate (1)	831	831	124	419	419	81
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$565	$565	$-	$1,335	$1,335	$-
Commercial construction	292	292	18	293	293	19
Commercial	16	16	16	34	34	34
Residential real estate	1,745	1,748	124	1,378	1,382	81
Consumer	-	-	-	-	-	-
	$2,618	$2,621	$158	$3,040	$3,044	$134

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

The following table presents non-accrual loans by classes of the loan portfolio:

	September 30, 2025	December 31, 2024

	(In Thousands)
Commercial real estate	$-	$136
Commercial construction	-	-
Commercial	-	15
Residential real estate	496	344
Consumer	-	-
Total	$496	$495

As of September 30, 2025, there were five (5) loans in non-accrual status in the amount of $496 thousand. These loans are all collateral dependent non-accrual loans and did not have a required related allowance. There was interest income recognized of $1 thousand and $7 thousand for three and nine months ended September 30, 2025, respectively, on these non-accrual loans. As of December 31, 2024, there were five (5) loans in non-accrual status in the amount of $495 thousand, of which one (1) loan of $15 thousand, included in commercial loans above, is non-collateral dependent and required a related allowance of $15 thousand. The remaining collateral dependent nonaccrual loans did not have a required related allowance. As of September 30, 2024, there were seven (7) loans in non-accrual status in the amount of $1.2 million, of which one (1) loan of $15 thousand is non-collateral dependent and required a related allowance of $15 thousand. The remaining collateral dependent nonaccrual loans did not have a required related allowance. There was interest income of $7 thousand and $32 thousand recognized for the three and nine months ended September 30, 2024, respectively, on non-accrual loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2025 and December 31, 2024, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

September 30, 2025	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$550,530	$550,530	$-
Commercial construction	-	-	-	-	16,202	16,202	-
Commercial	-	-	-	-	31,672	31,672	-
Residential real estate	734	430	59	1,223	678,954	680,177	-
Consumer	7	-	-	7	560	567	-
Total	$741	$430	$59	$1,230	$1,277,918	$1,279,148	$-
December 31, 2024
Commercial real estate	$-	$-	$136	$136	$536,458	$536,594	$-
Commercial construction	-	-	-	-	22,556	22,556	-
Commercial	-	-	15	15	39,369	39,384	-
Residential real estate	752	-	215	967	667,758	668,725	-
Consumer	-	-	-	-	475	475	-
Total	$752	$-	$366	$1,118	$1,266,616	$1,267,734	$-

At September 30, 2025, the Company had no foreclosed assets and no mortgage loans collateralized by residential real estate in the process of foreclosure. At December 31, 2024, the Company had no foreclosed assets and had two (2) recorded investments in mortgage loans collateralized by residential real estate in the process of foreclosure in the amount of $216 thousand.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and September 30, 2024, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

Allowance for credit losses	(In Thousands)
Three Months Ending September 30, 2025
Beginning Balance - June 30, 2025	$5,793	$194	$461	$5,434	$23	$11,905
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provisions (credits) on loans	26	(12)	(35)	61	(4)	36
Ending Balance - September 30, 2025	$5,819	$182	$426	$5,495	$19	$11,941

Nine Months Ending September 30, 2025
Beginning Balance - December 31, 2024	$5,897	$257	$536	$5,446	$30	$12,166
Charge-offs	(136)	-	(15)	-	(1)	(152)
Recoveries	-	-	-	-	-	-
Provisions (credits) on loans	58	(75)	(95)	49	(10)	(73)
Ending Balance - September 30, 2025	$5,819	$182	$426	$5,495	$19	$11,941

Allowance for credit losses
Three Months Ending September 30, 2024
Beginning Balance - June 30, 2024	$6,017	$227	$525	$5,438	$39	$12,246
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provisions (credits) on loans	(22)	6	(9)	(9)	(6)	(40)
Ending Balance - September 30, 2024	$5,995	$233	$516	$5,429	$33	$12,206

Nine Months Ending September 30, 2024
Beginning Balance - December 31, 2023	$6,108	$195	$920	$5,224	$14	$12,461
Charge-offs	-	-	-	-	(11)	(11)
Recoveries	240	-	-	-	-	240
Provisions (credits) on loans	(353)	38	(404)	205	30	(484)
Ending Balance - September 30, 2024	$5,995	$233	$516	$5,429	$33	$12,206

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for credit losses and the related loan portfolio disaggregated based on impairment methodology at September 30, 2025 and December 31, 2024:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

	(In Thousands)
September 30, 2025
Allowance for Credit Losses
Ending Balance	$5,819	$182	$426	$5,495	$19	$11,941
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$18	$-	$124	$-	$142
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$16	$-	$-	$16
Ending balance: collectively evaluated for impairment	$5,819	$164	$410	$5,371	$19	$11,783

Loans receivables:
Ending balance	$550,530	$16,202	$31,672	$680,177	$567	$1,279,148
Ending balance: individually evaluated for impairment - real estate collateral dependent	$565	$292	$-	$1,745	$-	$2,602
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$16	$-	$-	$16
Ending balance: collectively evaluated for impairment	$549,965	$15,910	$31,656	$678,432	$567	$1,276,530

December 31, 2024
Allowance for Credit Losses
Ending Balance	$5,897	$257	$536	$5,446	$30	$12,166
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$19	$-	$81	$-	$100
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$34	$-	$-	$34
Ending balance: collectively evaluated for impairment	$5,897	$238	$502	$5,365	$30	$12,032

Loans receivables:
Ending balance	$536,594	$22,556	$39,384	$668,725	$475	$1,267,734
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,335	$293	$-	$1,378	$-	$3,006
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$34	$-	$-	$34
Ending balance: collectively evaluated for impairment	$535,259	$22,263	$39,350	$667,347	$475	$1,264,694

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaling $2.6 million and $2.5 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

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

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the allowance for credit losses. The Company had no new loan modifications to borrowers experiencing financial difficulties in the three and nine months ended September 30, 2025.

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

Regarding the loan modification listed above, the borrower was experiencing financial stress. The modified home equity loan had an extended maturity date compared to the original loan. There is no commitment to lend additional amounts on this modified loan, which was paid off in full during the second quarter of 2025.

There were $59 thousand and $136 thousand of modifications to borrowers experiencing financial difficulties that were outstanding at September 30, 2025 and December 31, 2024, respectively. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the three and nine months ended September 30, 2025, there were $59 thousand of modifications to borrowers experiencing financial difficulties that experienced a payment default (loans ninety days or more past due) within the prior twelve months. There were no modifications to borrowers experiencing financial difficulties that experienced a payment default (loans ninety days or more past due) within the prior twelve months during the three and nine months ended September 30, 2024.

Note 6 – Deposits

The components of deposits at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
	(In Thousands)

Demand, non-interest bearing	$336,060	$351,371
Demand, NOW and money market, interest bearing	294,299	270,775
Savings	448,662	444,102
Time, $250 and over	183,972	167,615
Time, other	357,570	319,096
Total deposits	$1,620,563	$1,552,959

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2025, the scheduled maturities of time deposits are as follows (in thousands):

2025 (remainder of the year)	$236,013
2026	288,697
2027	12,611
2028	3,990
2029	165
2030	66
$541,542

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At September 30, 2025, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $703.9 million, of which $703.7 million is available for borrowing at September 30, 2025. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. The Bank had an outstanding FHLB letter of credit in the amount of $160 thousand as of September 30, 2025. There were no FHLB short-term or long-term advances outstanding as of September 30, 2025. There were $15.6 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2024. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2025 and December 31, 2024. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at September 30, 2025 and December 31, 2024. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible equity ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible equity ratio drop below 2%. If the Company’s net tangible equity ratio drops below 0%, the commitment is cancelled.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of a merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At September 30, 2025, there were 347,510 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of three years. Management recognizes compensation expense for

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the nine months ended September 30, 2025, there have been 275,758 awards granted. There were no awards granted during the three months ended September 30, 2025 and 2024. During the three months ended September 30, 2025 and September 30, 2024, the Company recognized compensation expense for restricted stock awards of $28 thousand and $62 thousand, respectively. During the nine months ended September 30, 2025 and 2024, there were 16,845 and 18,843 awards granted, respectively. During the nine months ended September 30, 2025 and September 30, 2024, the Company recognized compensation expense for restricted stock awards of $354 thousand and $462 thousand, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 95% of the fair market value of such shares on the date of purchase. This discount was adjusted to 90% from 95% effective October 1, 2025. The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 34,235 shares have been issued as of September 30, 2025. The Company recognized discount expense in relation to the ESPP of $1 thousand and $3 thousand during the three and nine months ended September 30, 2025 and September 30, 2024, respectively.

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

The components of other comprehensive income both before tax and net of tax are as follows:

	Three Months Ended September 30,
	2025			2024

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding gains on securities available for sale	$5,425	$(1,139)	$4,286	$11,496	$(2,414)	$9,082
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income	$5,425	$(1,139)	$4,286	$11,496	$(2,414)	$9,082

	Nine Months Ended September 30,
	2025			2024

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding gains on securities available for sale	$11,523	$(2,420)	$9,103	$4,789	$(1,006)	$3,783
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income	$11,523	$(2,420)	$9,103	$4,789	$(1,006)	$3,783

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three and nine months ended September 30, 2025 and 2024.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended September 30, 2025 and 2024	(In Thousands)
Balance June 30, 2025	$(45,818)
Other comprehensive income before reclassifications	4,286
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	4,286
Balance September 30, 2025	$(41,532)

Balance June 30, 2024	$(48,999)
Other comprehensive income before reclassifications	9,082
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	9,082
Balance September 30, 2024	$(39,917)

Nine Months Ended September 30, 2025 and 2024
Balance January 1, 2025	$(50,635)
Other comprehensive income before reclassifications	9,103
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	9,103
Balance September 30, 2025	$(41,532)

Balance January 1, 2024	$(43,700)
Other comprehensive income before reclassifications	3,783
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	3,783
Balance September 30, 2024	$(39,917)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$3,793	$2,714	$10,117	$7,742

Weighted average shares outstanding	7,645,258	7,617,691	7,642,158	7,612,311
Dilutive effect of potential common shares, stock options	-	-	-	-
Diluted weighted average common shares outstanding	7,645,258	7,617,691	7,642,158	7,612,311

Basic earnings per share	$0.50	$0.36	$1.32	$1.02
Diluted earnings per share	$0.50	$0.36	$1.32	$1.02

There were no stock options not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2025 and September 30, 2024.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at September 30, 2025 and December 31, 2024, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$75,934	$-	$75,934
U.S. Government agency obligations	-	19,138	-	19,138
Municipal bonds	-	59,559	-	59,559
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	179,683	-	179,683
September 30, 2025 Securities available for sale	$-	$334,314	$-	$334,314

U.S. Treasury securities	$-	$34,740	$-	$34,740
U.S. Government agency obligations	-	12,446	-	12,446
Municipal bonds	-	58,000	-	58,000
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	436	-	436
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	175,206	-	175,206
December 31, 2024 Securities available for sale	$-	$280,828	$-	$280,828

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
September 30, 2025 Loans Individually evaluated for credit losses	$-	$-	$926	$926
December 31, 2024 Loans Individually evaluated for credit losses	$-	$-	$557	$557

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2025, of the loans individually evaluated for credit losses having an aggregate balance of $2.6 million, $1.5 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $1.1 million in loans individually evaluated for credit losses, an aggregate valuation allowance of $158 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2025 and December 31, 2024, respectively, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
September 30, 2025:
Loans Individually evaluated for credit losses	$926	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)
December 31, 2024:
Loans Individually evaluated for credit losses	$557	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2025 and December 31, 2024:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
September 30, 2025:
Financial assets:
Cash and cash equivalents	$107,997	$107,997	$107,997	$-	$-
Securities available-for-sale	334,314	334,314	-	334,314	-
Loans receivable, net of allowance	1,268,139	1,195,789	-	-	1,195,789
Restricted investments in bank stock	1,051	1,051	-	1,051	-
Accrued interest receivable	4,054	4,054	-	4,054	-
Financial liabilities:
Deposits	1,620,563	1,618,687	-	1,618,687	-
Securities sold under agreements to
repurchase and federal funds purchased	12,116	12,116	-	12,116	-
Accrued interest payable	7,068	7,068	-	7,068	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2024:
Financial assets:
Cash and cash equivalents	$96,522	$96,522	$96,522	$-	$-
Securities available-for-sale	280,828	280,828	-	280,828	-
Loans receivable, net of allowance	1,256,256	1,155,247	-	-	1,155,247
Restricted investments in bank stock	1,663	1,663	-	1,663	-
Accrued interest receivable	3,604	3,604	-	3,604	-
Financial liabilities:
Deposits	1,552,959	1,550,360	-	1,550,360	-
Securities sold under agreements to
repurchase and federal funds purchased	4,895	4,895	-	4,895	-
Short-term borrowings	15,625	15,625	-	15,625	-
Accrued interest payable	7,812	7,812	-	7,812	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

•the impact of third party fraud schemes;

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

At September 30, 2025, the Company continued to be in a strong financial and operational condition. The Bank’s September 30, 2025 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at September 30, 2025 was 0.04% and the ratio of non-performing assets to total assets was 0.03%. The Company had its most recent Community Reinvestment Act (“CRA”) examination in 2025 and received a “satisfactory” rating.

The Company’s assets increased by $73.6 million from $1.70 billion at December 31, 2024 to $1.78 billion at September 30, 2025. The increase was due to an increase of $11.5 million in cash and cash equivalents, an increase of $53.5 million in securities available for sale, and an increase of $11.9 million in net loans receivable, offset by a decrease of $3.7 million in other assets. The $11.5 million increase in cash and cash equivalents was due to an increase in deposits of $67.6 million, an increase in securities sold under agreement to repurchase of $7.2 million, $55.4 million in principal pay downs on mortgage-backed securities and maturities within the securities available for sale portfolio, offset by a decrease in short term borrowings of $15.6 million, the net loan growth of $11.9 million, and the purchase of $96.5 million in securities available for sale. The $53.5 million increase in securities was net of a decrease in unrealized losses of $11.5 million. The current unrealized loss position of the securities portfolio is due to the increase in market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio.

The Company's deposits increased by $67.6 million from $1.55 billion at December 31, 2024 to $1.62 billion at September 30, 2025. The increase in deposits was due to an increase of $82.9 million in interest bearing deposits, offset by a decrease of $15.3 million in non-interest bearing deposits. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which serves to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Company’s success in attracting new deposit relationships is, in part, due to the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company continues to take advantage of deposit opportunities created by mergers, name changes, competitive branch hour and service adjustments and/or closures in the Company’s market area, and by attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable of $1.27 billion and $1.26 billion at September 30, 2025 and December 31, 2024, respectively, reflected an increase of $11.9 million. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to creditworthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See the expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended September 30, 2025 was $3.8 million compared to net income for the three months ended September 30, 2024 of $2.7 million, an increase of $1.1 million, or 39.8%. Basic and diluted earnings per share increased to $0.50 for the three months ended September 30, 2025, as compared to $0.36 for the three months ended September 30, 2024. The difference in net income for the three months ended September 30, 2025 and September 30, 2024 resulted primarily from an increase in interest income of $1.3 million, a decrease in interest expense of $348 thousand, an increase of $34 thousand in non-interest income, offset by an increase of $299 thousand in non-interest expenses and an increase of $57 thousand in the provision for credit losses.

Net income for the nine months ended September 30, 2025 was $10.1 million compared to net income for the nine months ended September 30, 2024 of $7.7 million, an increase of $2.4 million, or 30.7%. Basic and diluted earnings per share increased to $1.32 for the nine months ended September 30, 2025, as compared to $1.02 for the nine months ended September 30, 2024. The difference in net income for the nine months ended September 30, 2025 and September 30, 2024 resulted primarily from an increase in interest income of $4.8 million and an increase of $162 thousand in non-interest income, offset by an increase in interest expense of $460 thousand, an increase of $1.2 million in non-interest expenses, and a decrease of $281 thousand in the credit for credit losses.

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

Total interest income for the three months ended September 30, 2025 increased $1.3 million to $18.3 million, as compared to $16.9 million for the three months ended September 30, 2024. Average earning assets were $1.69 billion for the three months ended September 30, 2025, as compared to $1.63 billion for the three months ended September 30, 2024. The tax equivalent yield on average earning assets was 4.32% for the third quarter of 2025 compared to 4.16% for the third quarter of 2024.

Total interest expense for the three months ended September 30, 2025 decreased $348 thousand to $7.4 million, as compared to $7.8 million for the three months ended September 30, 2024. Average interest bearing liabilities were $1.28 billion for the three months ended September 30, 2025 and $1.23 billion for the three months ended September 30, 2024. The yield on average interest bearing liabilities was 2.30% and 2.51% for the third quarter of 2025 and 2024, respectively. Over the past year the Company has experienced a consistent decrease in the cost of funds with reductions observed in each successive quarter. This downward trend reflects more favorable market conditions and strategic financial management. The Company’s cost of funds was 1.81%, 1.82%, and 1.97% for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, respectively.

Net interest income for the three months ended September 30, 2025 was $10.9 million, compared to $9.2 million for the three months ended September 30, 2024. The increase in net interest income is, in part, the result of an increase in the average balances of taxable loans and an increase in the average balances of taxable investments, along with an increase in the rates of taxable and non-taxable loans and taxable and non-taxable investments. Also contributing to the increase in net interest income was a decrease in the average balance of NOW accounts, a decrease in the average balance of securities sold under agreement to repurchase, and a decrease in the average balance of other borrowings, along with a decrease in the rates of interest bearing demand deposits, NOW and money markets, savings, certificates of deposits, and securities sold under agreement to repurchase and other borrowings. The increase in net interest income was offset by a decrease in the average balance of non-taxable loans, a decrease in the average balance of non-taxable investments, a decrease in the average balances of interest bearing deposits with banks, an increase in the average balance of money markets, an increase in the average balance of savings, and an increase in the average balance of certificates of deposit, along with a decrease in the rate of fed funds sold and interest bearing deposits with banks. The Company’s net interest margin is 2.54% on a US GAAP basis and 2.58% on a tax equivalent (non-US GAAP) basis for the three months ended September 30, 2025, as compared to 2.24% on a US GAAP basis and 2.27% on a tax equivalent (non-US GAAP) basis for the three months ended September 30, 2024.

Total interest income for the nine months ended September 30, 2025 increased $4.8 million to $52.9 million, as compared to $48.1 million for the nine months ended September 30, 2024. Average earning assets were $1.67 billion for the nine months ended September 30, 2025 as compared to $1.60 billion for the nine months ended September 30, 2024. The tax equivalent yield on average earning assets was 4.27% for the nine months ended September 30, 2025 compared to 4.07% for the nine months ended September 30, 2024.

Total interest expense for the nine months ended September 30, 2025 increased $460 thousand to $21.8 million, as compared to $21.4 million for the nine months ended September 30, 2024. Average interest bearing liabilities were $1.26 billion for the nine months ended September 30, 2025 and $1.20 billion for the nine months ended September 30, 2024. The yield on average interest bearing liabilities was 2.32% and 2.38% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s cost of funds was 1.82% and 1.86% for the nine months ended September 30, 2025 and 2024, respectively.

Net interest income for the nine months ended September 30, 2025 was $31.1 million, compared to $26.8 million for the nine months ended September 30, 2024. The increase in net interest income is, in part, the result of an increase in the average balances of taxable loans, an increase in the average balances of taxable investments, an increase in the average balances of interest bearing deposits with banks and federal funds sold, along with an increase in the rates of taxable and non-taxable loans and taxable and non-taxable investments. Also contributing to the increase in net interest income was a decrease in the average balance of savings, a decrease in the average balance of NOW accounts, a decrease in the average balance of securities sold under agreement to repurchase and other borrowings, along with a decrease in the rates of interest bearing demand deposits, NOW and money markets, certificates of deposits, and securities sold under agreement to repurchase and other borrowings. The increase in net interest income was offset by a decrease in the average balance of non-taxable loans, a decrease in the average balance of non-taxable investments, an increase in the average balance of money markets, and an increase in the average balance of certificates of deposit, along with a decrease in the rate of fed funds sold and interest bearing deposits with banks. The Company’s net interest margin is 2.49% on a US GAAP basis and 2.52% on a tax equivalent (non-US GAAP) basis for the nine months ended September 30, 2025, as compared to 2.24% on a US GAAP basis and 2.28% on a tax equivalent (non-US GAAP) basis for the nine months ended September 30, 2024.

The tables below set forth average balances and corresponding yields for the corresponding periods ended September 30, 2025 and 2024, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended September 30,
	2025			2024
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,257,154	$14,628	4.62%	$1,235,284	$13,568	4.37%
Loans - non-taxable (1)	26,214	249	4.77%	27,530	235	4.30%
Investment securities - taxable	295,716	2,267	3.04%	247,014	1,694	2.73%
Investment securities - non-taxable (1)	39,065	298	3.83%	40,718	296	3.66%
Federal funds sold	1,000	11	4.36%	1,000	14	5.57%
Interest bearing deposits with banks	72,568	802	4.38%	78,392	1,115	5.66%
TOTAL INTEREST EARNING ASSETS	1,691,717	18,255	4.32%	1,629,938	16,922	4.16%
Less allowance for credit losses	(11,946)			(12,257)
Other assets	82,945			81,704
TOTAL ASSETS	$1,762,716			$1,699,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$279,226	$978	1.39%	$290,046	$1,250	1.71%
Savings	454,706	997	0.87%	448,229	1,000	0.89%
Certificates of deposit	533,726	5,395	4.01%	468,302	5,337	4.53%
Securities sold under agreements to repurchase and other borrowings	11,449	34	1.18%	20,049	165	3.27%
TOTAL INTEREST BEARING LIABILITIES	1,279,107	7,404	2.30%	1,226,626	7,752	2.51%

Non-interest bearing demand deposits	342,838			339,961
Other liabilities	23,996			24,888
Stockholders' equity	116,775			107,910
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,762,716			$1,699,385

Net interest income		$10,851			$9,170
Tax equivalent adjustments
Loans		66			62
Investments		79			79
Total tax equivalent adjustments		145			141
Net interest income on a tax equivalent basis		$10,996			$9,311
Net interest spread (US GAAP basis)			2.00%			1.62%
Net interest margin (US GAAP basis)			2.54%			2.24%
Net interest spread (non-US GAAP basis) (3)			2.02%			1.65%
Net interest margin (non-US GAAP basis) (3)			2.58%			2.27%
Cost of funds			1.81%			1.97%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% for the three months ended September 30, 2025 and 2024, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% for the three months ended September 30, 2025 and 2024, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Nine Months Ended September 30,

	2025			2024

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)
ASSETS
Loans - taxable (2)	$1,249,619	$42,487	4.55%	$1,236,151	$39,585	4.28%
Loans - non-taxable (1)	26,459	753	4.82%	27,356	692	4.28%
Investment securities - taxable	286,875	6,485	3.02%	231,342	4,512	2.61%
Investment securities - non-taxable (1)	39,396	892	3.83%	40,620	890	3.70%
Federal funds sold	1,000	33	4.41%	991	41	5.53%
Interest bearing deposits with banks	68,566	2,269	4.42%	58,910	2,418	5.48%
TOTAL INTEREST EARNING ASSETS	1,671,915	52,919	4.27%	1,595,370	48,138	4.07%
Less allowance for credit losses	(12,087)			(12,416)
Other assets	83,212			81,936
TOTAL ASSETS	$1,743,040			$1,664,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$276,262	$2,906	1.41%	$271,604	$3,232	1.59%
Savings	455,715	2,936	0.86%	466,114	2,988	0.86%
Certificates of deposit	518,854	15,861	4.09%	442,595	14,707	4.44%
Securities sold under agreements to repurchase and other borrowings	8,219	118	1.92%	18,010	434	3.22%
TOTAL INTEREST BEARING LIABILITIES	1,259,050	21,821	2.32%	1,198,323	21,361	2.38%

Non-interest bearing demand deposits	346,671			338,799
Other liabilities	23,491			23,890
Stockholders' equity	113,828			103,878
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,743,040			$1,664,890

Net interest income		$31,098			$26,777
Tax equivalent adjustments
Loans		200			184
Investments		237			237
Total tax equivalent adjustments		437			421
Net interest income on a tax equivalent basis		$31,535			$27,198
Net interest spread (US GAAP basis)			1.93%			1.65%
Net interest margin (US GAAP basis)			2.49%			2.24%
Net interest spread (non-US GAAP basis) (3)			1.95%			1.69%
Net interest margin (non-US GAAP basis) (3)			2.52%			2.28%
Cost of funds			1.82%			1.86%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% for the nine months ended September 30, 2025 and 2024, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin calculated on a fully tax equivalent basis at a tax rate of 21% for the nine months ended September 30, 2025 and 2024, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended				Nine Months Ended
	September 30, 2025				September 30, 2025
	compared to September 30, 2024				compared to September 30, 2024
	(In Thousands)
	Due to change in:				Due to change in:
	Total			# of	Total			# of
	Change	Volume	Rate	Days	Change	Volume	Rate	Days
Interest-earning assets:
Loans - taxable	$1,060	$241	$782	$37	$2,902	$431	$2,508	$(37)
Loans - non-taxable	14	(12)	25	1	61	(22)	85	(2)
Investment securities - taxable	573	335	233	5	1,973	1,082	895	(4)
Investment securities - non-taxable	2	(12)	13	1	2	(27)	28	1
Federal funds sold	(3)	-	(3)	-	(8)	-	(8)	-
Interest bearing deposits with banks	(313)	(83)	(233)	3	(149)	396	(543)	(2)
Total net change in income on
interest-earning assets	1,333	469	817	47	4,781	1,860	2,965	(44)

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	(272)	(47)	(229)	4	(326)	55	(378)	(3)
Savings	(3)	14	(20)	3	(52)	(67)	17	(2)
Certificates of deposit	58	748	(704)	14	1,154	2,532	(1,364)	(14)
Total deposits	(217)	715	(953)	21	776	2,520	(1,725)	(19)
Securities sold under agreements to
repurchase and other borrowings	(131)	(71)	(60)	-	(316)	(236)	(81)	1
Total net change in expense on
interest-bearing liabilities	(348)	644	(1,013)	21	460	2,284	(1,806)	(18)
Change in net interest income	$1,681	$(175)	$1,830	$26	$4,321	$(424)	$4,771	$(26)

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

For the three months ended September 30, 2025, the provision for credit losses on loans was $36 thousand and the credit for credit losses on unused commitments was $9 thousand, compared to credit for credit losses on loans of $40 thousand and the provision for credit losses on unused commitments of $10 thousand for the three months ended September 30, 2024. In the three months ended September 30, 2025 and September 30, 2024, there were no charge-offs and no recoveries.

For the nine months ended September 30, 2025, the credit for credit losses on loans was $73 thousand and the credit for credit losses on unused commitments was $31 thousand, compared to credit for credit losses on loans of $484 thousand and the provision for credit losses on unused commitments of $99 thousand for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, there were $152 thousand of charge-offs and no recoveries. For the nine months ended September 30, 2024, there were $11 thousand of charge-offs and recoveries of $240 thousand.

The provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its September 30, 2025 allowance for credit loss levels. The allowance for credit losses is $11.9 million as of September 30, 2025, which is 0.93% of total loans receivable, compared to $12.2 million or 0.97% of total loans receivable as of September 30, 2024. At December 31, 2024, the allowance for credit losses was $12.2 million, which represented 0.96% of total loans receivable. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable portfolio:

3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In Thousands)
Loans receivable at end of period	$1,279,148	$1,258,084	$1,279,148	$1,258,084
Allowance for credit losses:
Balance, beginning	$11,905	$12,246	$12,166	$12,461
Provision (credit) for credit losses	36	(40)	(73)	(484)
Loans charged off:
Commercial real estate	-	-	(136)	-
Commercial construction	-	-	-	-
Commercial	-	-	(15)	-
Residential real estate	-	-	-	-
Consumer	-	-	(1)	(11)
Total loans charged off	-	-	(152)	(11)
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	240
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total recoveries	-	-	-	240
Net (charge offs) recoveries	-	-	(152)	229
Balance at end of period	$11,941	$12,206	$11,941	$12,206
Allowance for credit losses to loans receivable at end of period	0.93%	0.97%	0.93%	0.97%

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded commitments at a level that management believes is adequate to absorb probable losses. At September 30, 2025 and December 31, 2024, a $61 thousand and $92 thousand unfunded commitment reserve was reported, respectively, on the Consolidated Balance Sheets in other liabilities.

Non-interest Income

Total non-interest income was $887 thousand for the three months ended September 30, 2025 compared to $853 thousand for the same period in 2024. The increase is, in part, attributable to an increase in other service fees of $15 thousand and an increase of $29 thousand from the gain on the sale of other real estate owned during the third quarter of 2025. Offsetting this increase is a decrease in merchant and credit card processing fees of $17 thousand.

Total non-interest income was $2.5 million for the nine months ended September 30, 2025, compared to $2.3 million for the same period in 2024. The increase is, in part, attributable to an increase in bank owned life insurance of $118 thousand, an increase of $29 thousand from the gain on the sale of other real estate owned during the third quarter of 2025, and an increase in other service fees of $53 thousand primarily due to overdraft fees, certificate of deposit penalty fees, and wire fees. Offsetting this increase is a decrease in merchant and credit card processing fees of $52 thousand.

Non-interest Expense

Non-interest expenses increased $299 thousand from $6.8 million for the three months ended September 30, 2024 to $7.1 million for the three months ended September 30, 2025. The increase in non-interest expenses is, in part, attributable to a $95 thousand increase in salaries and employee benefits due to annual increases in salaries, an increase in health insurance cost, and an increase in contributions to retirement plans, offset by a decrease in stock grant expenses and an increase in deferred loan costs. Additional increases in non-interest expenses are attributable to an increase of $60 thousand in occupancy and equipment in part due to an increase in rent and building maintenance, an increase of $251 thousand in data processing expenses due, in part, to the implementation of a new content management software and general ledger system, offset by a decrease of $20 thousand in advertising and promotion expenses, a decrease of $24 thousand in professional fees, and a decrease of $98 thousand in other expenses. The Company’s efficiency ratio, a non-GAAP measure, was 60.5% and 67.9% for the three months ended September 30, 2025 and 2024, respectively.

Non-interest expenses increased $1.2 million from $20.2 million for the nine months ended September 30, 2024 to $21.4 million for the nine months ended September 30, 2025. The increase in non-interest expenses is, in part, attributable to a $583 thousand increase in salaries and employee benefits due to annual increases in salaries and bonuses, an increase in employer payroll taxes, an increase in contributions to retirement plans, and an increase in health insurance cost, offset by a decrease in stock grant expense and an increase in deferred loan costs. Additional increases in non-interest expenses are attributable to an increase of $133 thousand in occupancy and equipment in part due to an increase in rent and building maintenance, an increase of $499 thousand in data processing expenses due, in part, to the implementation of a new content management software and general ledger system and an increase in maintenance contracts, an increase of $32 thousand in advertising and promotion expenses, an increase of $63 thousand in loan and real estate expenses, and an increase of $36 thousand in charitable contributions, offset by a decrease of $148 thousand in other expenses. The Company’s efficiency ratio, a non-GAAP measure, was 63.8% and 69.4% for the nine months ended September 30, 2025 and 2024, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended September 30, 2025 totaled $811 thousand, or 17.6% of income before taxes, compared to income taxes for the three months ended September 30, 2024 totaling $531 thousand, or 16.4% of income before taxes. The increase in the tax rate is, in part, the result of the change in the mix of taxable and tax free loans and investments, offset by an increase in income on bank owned life insurance.

The provision for income taxes for the nine months ended September 30, 2025 totaled $2.1 million, or 17.3% of income before taxes, compared to income taxes for the nine months ended September 30, 2024 totaling $1.5 million, or 16.4% of income before taxes. The increase in the tax rate is, in part, the result of the change in the mix of taxable and tax free loans and investments, offset by an increase in income on bank owned life insurance.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allows for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100 percent bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact on future periods.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of September 30, 2025. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates. Selling of securities would not be expected as a primary source of short term liquidity given the unrealized losses currently in the portfolio.

Total securities at September 30, 2025 were $334.3 million compared to $280.8 million at December 31, 2024. The increase in the investment portfolio resulted from the purchase of twenty-five (25) Treasury bonds, six (6) government agency bonds, and three (3) mortgage-backed securities totaling $96.5 million and a decrease in unrealized losses of $11.5 million, offset by principal pay downs on mortgage-backed securities, the maturity of two (2) government agency bonds, and the maturity of ten (10) Treasury bonds totaling $55.4 million. The carrying value of the securities portfolio as of September 30, 2025 includes a net unrealized loss of $52.6 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $64.1 million at December 31, 2024. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since initial purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, securities in an unrealized loss position at September 30, 2025. Further, management reviewed the Company's securities as of September 30, 2025 and concluded there were no credit-related declines in fair value. The effective duration of the securities portfolio is approximately 5 to 6 years at September 30, 2025. The Company remains focused on strategically assessing and managing the portfolio to address the unrealized losses.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Net loans receivable were at $1.27 billion at September 30, 2025 and $1.26 billion at December 31, 2024, with an increase of $11.9 million. The gross loan-to-deposit ratio decreased to 79% at September 30, 2025, compared to 82% at December 31, 2024. The Company’s loan portfolio at September 30, 2025 was comprised of residential real estate and consumer loans of $680.7 million, an increase of $11.5 million from December 31, 2024, and commercial loans of $598.4 million, a decrease of $130 thousand from December 31, 2024. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The Company’s allowance for credit losses was $11.9 million and $12.2 million at September 30, 2025 and December 31, 2024, respectively, a decrease of $225 thousand. At September 30, 2025 and December 31, 2024, the allowance for credit losses represented 0.93% and 0.96% of total loans receivable, respectively. The Company’s non-performing loans to total loans receivable were 0.04% at September 30, 2025, compared to 0.10% at September 30, 2024, and 0.04% at December 31, 2024. In the three months ended September 30, 2025 and September 30, 2024, there were no charge-offs and no recoveries. In the nine months ended September 30, 2025, there were charge-offs of $152 thousand and no recoveries. In the nine months ended September 30, 2024, there were charge-offs of $11 thousand and recoveries of $240 thousand. The aggregate balances on non-performing loans are included in the following table.

At September 30, 2025, approximately 96% of the Company’s loan portfolio is collateralized by real estate. Our loan portfolio includes a large amount of commercial real estate loans. Management believes the commercial real estate loan portfolio is well-diversified. At September 30, 2025 and December 31, 2024, high volatility commercial real estate exposures were $6.4 million and $11.0 million, respectively. Commercial real estate loans are originated primarily within Lehigh and Northampton counties, are within the Company’s underwriting criteria, and generally include the guarantee of one or more of the borrowers’ affiliates. At September 30, 2025, the Company’s office space portfolio included no exposure to properties in major metropolitan markets. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. The Company monitors these types of loans closely, obtaining updated appraisals on loans when required. As detailed in the Allowance for Credit Losses table, the Company had no charge-offs in this category in 2024, and $136 thousand in commercial real estate charge-offs in 2025. The Company believes it has taken the appropriate steps to implement appropriate risk management practices for its commercial real estate loan portfolio, which are subject to regulatory examination.

The details for non-performing loans and assets are included in the following table:

	September 30, 2025	December 31, 2024	September 30, 2024

	(In Thousands)
Non-accrual - commercial	$-	$151	$664
Non-accrual - consumer	496	344	544
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	496	495	1,208
Foreclosed assets	-	-	-
Total nonperforming assets	$496	$495	$1,208
Nonperforming loans to total loans	0.04%	0.04%	0.10%
Nonperforming assets to total assets	0.03%	0.03%	0.07%
Non-accrual loans to total loans	0.04%	0.04%	0.10%
Allowance to non-accrual loans	2407.46%	2457.78%	1010.43%
Net charge-offs (recoveries) to average loans	0.01%	-0.02%	-0.02%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $308 thousand from December 31, 2024 to September 30, 2025. This decrease is primarily due to depreciation on existing premises and equipment, offset by new purchases.

Deposits

Total deposits at September 30, 2025 increased by $67.6 million to $1.62 billion from $1.55 billion at December 31, 2024. The increase in the Company’s deposits was due to an increase of $8.2 million in demand, NOW and money market deposits, an increase of $4.6 million in savings, and an increase of $54.8 million in time deposits. Included in the above mentioned increase was a $345 thousand increase in non-interest bearing demand business deposits, offset by a $15.7 million decrease in non-interest bearing demand personal deposits. Included in total deposits at September 30, 2025 were personal deposits of $1.12 billion, business deposits of $401.3 million, and municipal deposits of $100.5 million. Included in total deposits at December 31, 2024 were personal deposits of $1.11 billion, business deposits of $351.9 million, and municipal deposits of $93.4 million. The Company continues to see steady increases in new deposit accounts and customer relationships as bank mergers and sales of branches disrupt the local banking environment. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at September 30, 2025 and December 31, 2024 was $565.1 million and $514.1 million, respectively.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $108.0 million at September 30, 2025, compared to $96.5 million at December 31, 2024.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. As noted above, selling of securities would not be a primary source of short term liquidity given the unrealized losses currently in the portfolio. At September 30, 2025, the Company had $334.3 million of available for sale securities, compared to $280.8 million at December 31, 2024. At September 30, 2025, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $703.9 million, of which $703.7 million is available for borrowing at September 30, 2025. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. The Bank had an outstanding FHLB letter of credit in the amount of $160 thousand as of September 30, 2025. There were no FHLB short-term or long-term advances outstanding as of September 30, 2025. There were $15.6 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2024. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at September 30, 2025 and December 31, 2024. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at September 30, 2025 and December 31, 2024. Advances from this line are unsecured.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect the various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $197.6 million and $180.5 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, there was a $61 thousand and $92 thousand allowance for credit losses required for off-balance sheet arrangements, respectively. At September 30, 2025 and December 31, 2024, the Company had letters of credit outstanding of $4.4 million and $6.6 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $122.4 million as of September 30, 2025, representing a net increase of $16.0 million from December 31, 2024. The increase in capital was the result of net income of $10.1 million, an increase in common stock of $20 thousand, an increase in surplus of $383 thousand due to employee stock purchases and stock grants with compensation expense, and a decrease of $9.1 million in accumulated other comprehensive loss, offset by dividends paid of $3.7 million. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $16.01 and $13.96 at September 30, 2025 and December 31, 2024, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of September 30, 2025, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	September 30, 2025	December 31, 2024

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$163,767	$156,892
Tier 2, allowable portion of allowance for credit losses	12,002	12,258
Total capital	$175,769	$169,150

Common equity tier 1 capital ratio	14.3%	13.9%
Tier 1 risk based capital ratio	14.3%	13.9%
Total risk based capital ratio	15.4%	14.9%
Tier 1 leverage ratio	9.1%	9.0%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	September 30, 2025	December 31, 2024

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$163,966	$157,115
Tier 2, allowable portion of allowance for credit losses	12,002	12,258
Total capital	$175,968	$169,373

Common equity tier 1 capital ratio	14.4%	13.9%
Tier 1 risk based capital ratio	14.4%	13.9%
Total risk based capital ratio	15.4%	15.0%
Tier 1 leverage ratio	9.1%	9.1%

Note: Unrealized gains and losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary source of market risk is interest rate risk. A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest earning assets and interest bearing liabilities. The Asset Liability Committee (ALCO), included as part of the Board of Directors meetings, oversees this review, which establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates. The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Beginning in 2022 through 2023, the Federal Reserve raised its key interest rate in an attempt to tame inflation. Conversely, in September 2024 the Federal Reserve decreased its key interest rate by 50 basis point and by 25 basis points in November 2024, December 2024, and September 2025. The Company’s asset/liability management policy, monthly and quarterly financial reports, along with simulation modeling, supplies management with guidelines to evaluate and manage rate sensitivity.

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at September 30, 2025. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months, and personal and business money market accounts reprice every month. Management reviews all assumptions on a periodic basis and believes current assumptions support market conditions. The Company is liability sensitive, which means if interest rates fall, interest income will fall slower than interest expense and interest income will likely increase. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	3.1%
Down 200 basis points	5.0%

Up 100 basis points	-4.0%
Up 200 basis points	-8.6%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended September 30, 2025, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

Other than as described below, during the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

On September 8, 2025, Judith A. Hunsicker, First Executive Officer, Chief Financial Officer and Chief Operating Officer of the Company (the “Insider”), adopted a written plan providing for the periodic sale of shares of Company common stock owned by the Insider (the “Plan”) solely to satisfy the withholding tax obligation resulting from the vesting of restricted stock previously issued to the Insider. The number of shares to be sold in order to satisfy the withholding tax obligation will depend on the value of Company common stock on the vesting date. The Plan: (i) is intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c); (ii) provides that the first transaction shall not occur prior to the later of ninety (90) days after the effective date of the Plan and two (2) business days following the disclosure of Company’s financial results of the quarter ended September 30, 2025; and (iii) shall continue until the Insider no longer holds any shares of restricted stock for which an Internal Revenue Code Section 83(b) election has not been made, unless earlier terminated by the Insider.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: November 13, 2025	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: November 13, 2025	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer, Secretary and
Chief Financial Officer