Form 10-K
period 2025-12-31
Embassy Bancorp, Inc.
filed 2026-03-16
CIK 1449794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $87,881,471.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of March 6, 2026	($1.00 Par Value)	7,563,375
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Mission

The Company provides a full range of traditional financial products and services to meet the deposit and credit needs of consumers, businesses, and professionals in its market area. As a locally owned and operated community bank, it maintains a strong focus on service that is highly personalized, efficient, and responsive to local needs. The Company is committed to delivering its products and services with the care, professionalism and customer focus expected of a community bank. To support this mission, it employs an experienced, well-trained, and highly motivated staff dedicated to building strong client relationships and leveraging state-of-the-art delivery systems and service facilities.

Guided by an executive leadership team with extensive banking experience, the Company remains focused on meeting the financial needs of its clients while delivering a profitable return to its investors, consistent with safe and sound banking practices. The Company’s strategy centers on attracting and retaining customer relationships by offering a broad range of competitively priced financial services, delivered responsively and with a deep understanding of each customer’s financial needs.

Correspondent and third-party vendor relationships are leveraged when doing so provides cost-effective support for the Company’s products and services. The core objectives of the Company are to: 1) deliver the highest standards of relationship banking to individuals, professionals and local businesses; 2) attract deposits and loans by offering competitive pricing and state-of-the-art products and services; 3) generate a reasonable return to shareholders on invested capital; and 4) attract, develop, and retain a motivated, team-oriented staff of banking professionals dedicated to advancing the Company’s mission.

Service/Market Area

The Company is headquartered in Hanover Township, Northampton County, Pennsylvania, and draws the majority of its deposits and business from the communities surrounding its principal office and branch locations. Its branch network consists of ten (10) offices and, in addition to Hanover Township, serves South Whitehall Township, Lower Macungie Township, the City of Bethlehem, Salisbury Township, Lower Saucon Township, Lower Nazareth Township, the Borough of Nazareth, the Borough of Macungie, and the City of Allentown, as well as the broader Lehigh and Northampton County region.

According to Federal Deposit Insurance Corporation (“FDIC”) data of its insured institutions as of June 30, 2025, the Company ranks 4th in total bank market share across the two counties it serves – Northampton and Lehigh Counties. Within Northampton County, the company holds the 4th position with four (4) offices, and in Lehigh County, it ranks

Embassy Bancorp, Inc.

7th with six (6) offices. Combined, the company maintains deposit market share of 9.05% across both counties, an increase from 8.86% as of June 30, 2024. The Company believes that meaningful opportunities remain for continued organic growth within its existing Lehigh Valley market.

The Company continually evaluates strategic locations for additional branch offices within the Lehigh Valley, complimented by convenient access through electronic banking products and services for both consumer and commercial customers. The Company does not have current plans for new offices.

Market “Niche”

The Company occupies a distinct market niche as the largest locally owned and operated community bank in the Lehigh Valley, offering a highly personalized, one-of-a-kind sit-down style of banking that sets it apart from the mega-banks and out-of-town institutions that dominate the region. Its service model is built around meaningful, face-to-face interaction, delivered by highly skilled banking professionals who maintain an uncommon focus on each customer’s needs and overall experience. Led by Lehigh Valley professionals who understand the unique characteristics of the community, its people, and its economy, the Bank provides a level of personal attention, local decision-making, and relationship-driven service that larger institutions are unable to match - creating long-lasting client relationships and reinforcing its position as the region’s premier community bank.

Deposits

To attract and retain stable deposit relationships, the Company pursues a relationship-driven, stability-focused deposit strategy designed to build and maintain core deposits from consumers and businesses throughout Lehigh and Northampton Counties. The expertise and experience of the Company’s management, coupled with advanced technology accessed through a robust digital banking platform enables the Company to support and maximize deposit growth.

Deposit growth is influenced by a variety of factors including, population trends, bank and non-bank competition, local mergers and consolidations, increases in household income, interest rate environment, branch accessibility, and the sales efforts of Company personnel. Time deposits can be increased by offering interest rates higher than those of competitors; however, they are typically the most expensive form of deposit funding. The most profitable deposit category is non-interest-bearing checking (demand) accounts, which can be attracted through free checking products. Nevertheless, both high interest rates and free-checking offerings generate costs, and the desire to grow deposits must be balanced with profitability and liquidity considerations and the overall depth of customer relationships. The Company’s deposit services generally include checking (demand) deposits, savings deposits, money market deposits, time deposits and individual retirement accounts.

Loans

The Company’s loan portfolio consists primarily of secured fixed- and variable-rate loans, with significant concentrations in commercial real estate transactions, consumer residential real estate mortgages, and home equity loans. Although most credit facilities are appropriately collateralized, the Company places major emphasis on the financial condition of each borrower, including a thorough evaluation of the borrower’s cash flow relative to debt-service requirements. The Company’s experienced lending and business development team, supported by knowledgeable leadership and an active Board Committee, leverages longstanding familiarity with local borrowers to more effectively assess character, integrity, and overall creditworthiness.

Loan growth is driven by customer demand, which is influenced by factors such as market rates, individual and business indebtedness and the broader demand for goods and services. To generate loan opportunities and referrals, the Company’s commercial, consumer and business development officers maintain strong relationships with accountants, financial planners, attorneys, real estate professionals, and other local business leaders. As always, loan growth must be balanced with prudent credit risk management and appropriate pricing to ensure that the loan portfolio remains high-quality and performing. A performing loan - one repaid according to its original terms - is the most

Embassy Bancorp, Inc.

desirable asset a bank can hold, as it contributes directly to stable earnings and long-term profitability. Accordingly, the risks associated with each loan are carefully evaluated before approval, and the interest rates are set to reflect factors such as loan term, collateral value, projected repayment sources, and the size of the credit request. Credit quality remains the Company’s highest lending priority.

The Company does not sell its mortgages into the secondary market, has not engaged in any sub-prime mortgage lending. Additionally, the Company does not lend to fintech start-ups or cryptocurrency-related companies and has not purchased or invested in any securities backed by sub-prime, fintech-related, or cryptocurrency loans.

Commercial Lending

The Company focuses on lending to businesses with annual revenues of less than $30 million, including business owners, real estate operators, and legal and medical professionals. It differentiates itself through responsiveness, flexibility and local decision-making, allowing loan application to be evaluated without delays caused by non-local management. The Company also participates in various local, state, and federal loan programs to support the diverse needs of its commercial clients.

Consumer Lending

The Company provides its retail customer with a comprehensive suite of consumer loan products, including fixed- and variable-rate home equity loans and lines of credit. To a more limited extent, the Company also offers auto loans, unsecured personal loans and overdraft lines of credit.

Residential Mortgage Loans

The Company offers a range of mortgage products, such as fixed rate purchase, refinancing options, and competitively priced first-time homebuyer programs, all of which are originated, retained and serviced in-house. Select mortgage products include escrow services. The Company participates in various homeownership assistance and grant programs designed to support eligible borrowers with down-payment, closing-cost, or affordability needs, further enhancing access to home financing within its market. The Company’s mortgage strategy emphasizes reliable local decision-making, consistently on-time closings, attentive service after the sale, and biweekly payment options, all designed to meet the needs and expectations of its borrowers.

Commercial Mortgage/Construction Loans

The Company originates real-estate secured loans, including commercial mortgages, and, to a limited degree, construction loans. Construction loans are typically priced at floating rates tied to current market conditions and may convert to permanent commercial and residential financing upon completion of the project. Construction lending is expected to remain a minor component of the Company’s overall loan portfolio.

Other Loan Information

When certain credit requests exceed the Company’s legal lending limit, it may originate the loan and share exposure through participation arrangements with other financial institutions.

As an independent community bank, the Company is well positioned to meet the specialized needs of legal, medical, accounting, financial services, and other professional clients. It tailors commercial mortgages, lines of credit, term loans, and demand loans to support the success of these professionals. In addition to standard credit-pricing criteria, the Company also considers the depth and quality of the overall customer relationship – including deposit relationship balances - to establish credit pricing. The creditworthiness of the borrower remains a core component of every pricing decision.

Embassy Bancorp, Inc.

Other Services

To further attract and retain customer relationships, the Company currently provides the standard array of financial services expected of a community bank, which include the following:

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

Fee Income

Fee income consists of revenue that is not interest-related. The Company earns fee income by charging customers for various banking services, including credit card and merchant processing, treasurer’s checks, overdrafts, wire transfers, check orders, and cash management services, as well as other deposit- and loan-related fees. The Company is subject to regulatory restrictions governing the application of such fees. Unlike many institutions in the industry, the Company does not sell its mortgages on the secondary market, nor does it offer trust or investment/brokerage services to its customers, both of which could otherwise generate additional fee income.

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

The Company’s Hanover Township location is owned by Red Bird Associates, LLC (“Red Bird”). In January 2003, an investment group comprised of insiders of the Company formed Red Bird for purposes of purchasing the office building in which the principal offices of the Bank and Company are located. This was done for purposes of

Embassy Bancorp, Inc.

supporting the Bank’s future, allowing for the Bank to expand its physical space as growth and increased operations dictated. Red Bird purchased the property in an arm’s length transaction subject to the existing leases of all tenants in the building, including the Bank. The previous owner of the building was unrelated to the Company, the Bank or any of the Directors. The original terms for the Bank’s lease were negotiated with the former owner in the year 2000. Subsequently, rather than enter into a long-term lease with Red Bird, the Company has retained maximum strategic flexibility by limiting renewal terms to five years, and all lease renewals are approved by a majority of the Company’s disinterested (i.e., non-Red Bird owner) directors.

Employees

As of December 31, 2025, the Company had a total of 114 full-time equivalent employees.

Competition

The geographic market the Company serves is highly competitive for both deposits and loans. The Company competes with local, regional and national banking institutions, as well as non-bank financial service providers such as credit unions, financial technology companies, brokerage firms, insurance companies and mortgage companies. In the Company’s primary market area, major regional and super-regional banks generally hold larger market share positions. With their greater capital capabilities, these institutions benefit from significantly higher lending limits, more extensive marketing capabilities, larger branch networks, and the ability to invest in technology on a broader scale. Across the industry, competition is driven largely by interest rates, product offerings, customer service and convenience.

The Company believes it competes effectively by offering value-driven product offerings, competitive interest rates, and a superior level of personalized customer service, which is reflected in its combined deposit market share in Northampton and Lehigh Counties. The Company also capitalizes on opportunities created by the competition’s branch-hour reductions or closures, recent merger announcements, and name changes, attracting customers seeking a stable, locally headquartered community bank.

Credit unions present a significant competitive challenge to the Company. Because credit unions are exempt from income tax, they can offer higher deposit rates and lower loan rates than banks on a comparable basis. Credit unions are also not subject to certain regulatory constraints imposed on banks, such as the Community Reinvestment Act (“CRA”), which requires the Company to implement procedures to make and monitor loans throughout its service area. Compliance with these requirements increases the Company’s operating costs and affects profitability. Accordingly, the Company competes by focusing on building customer relationships and maintaining the commitment to customer service the community has come to expect.

Segments

The Company operates as an independent community financial services provider, offering traditional banking and related financial services to individual, business and government customers. Its full range of commercial and retail banking services, includes accepting time, savings, and checking (demand) deposits; originating commercial, consumer, residential mortgage, and home equity loans; and providing various related financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between commercial and retail operations of the Company.

Seasonality

Management does not believe that the Company’s deposits, loans, or general business activities are seasonal in nature. Deposit and loan volumes may fluctuate based on local and national economic and market conditions; which are considered in planning or policy making.

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

Embassy Bancorp, Inc.

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

At December 31, 2025 and December 31, 2024, the Company qualified as “well-capitalized” under the foregoing regulatory capital standards and exceeded the capital conservation buffers.  See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

At December 31, 2025, the Bank qualified as “well capitalized” under these regulatory capital standards. See Note 12 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

Federal Deposit Insurance (“FDI”) Act and Part 363 of the FDIC Regulations

As amended in November 2025, Section 36 of the FDI Act and Part 363 of the FDIC's regulations require insured depository institutions with at least $1.0 billion in total assets to file a Part 363 Annual Report with the applicable bank regulatory agencies, which, among other things, requires that the Company establish and maintain an effective internal control structure over financial reporting and provide an assessment by management of the institution's compliance with the designated laws and regulations pertaining to insider loans and dividend restrictions.

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

Embassy Bancorp, Inc.

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

The Company had its last CRA examination in 2025 and received a “satisfactory” rating.

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

Deposit Insurance and Premiums

As a FDIC member institution, the Bank’s deposits are insured to the maximum of $250 thousand per depositor through the Deposit Insurance Fund (“DIF”) that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC. The Bank is not subject to the special assessments from the Silicon Bank failure.

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

Human Capital Management

We believe that outstanding people are the key to the Company’s growth and success. Through the efforts of our team, Embassy has established itself as a leading organization in our Lehigh Valley community. The Company’s philosophy is to strive to maintain simplicity in our policies and efficiency in our procedures. We pride ourselves in creating an open, diverse, and transparent culture that celebrates teamwork and recognizes team members at all levels. We believe that diversity of cultures, thoughts, and experiences results in better outcomes and empowers our team members to make more meaningful contributions within our company and community. This in turn provides an environment in which our team will thrive. The majority of our team are full-time employees. We also employ part-time employees.

It is by design that the Company runs a very efficient operation, relying greatly on the knowledge and experience of its leadership team, and, where appropriate, the outsourcing of certain functions to high quality vendors, in order to do so.  This level of efficiency requires that individual members of the Company’s leadership team assume roles that are most often held by multiple individuals at banks within the Company’s peer group.   For example, David M. Lobach, Jr. serves as Chairman of the Board, as well as President and Chief Executive Officer,  Judith A. Hunsicker serves as Chief Operating Officer and CRA Officer, Michael B. Macy serves as Chief Lending Officer of Business Banking and oversees business banking and business development, Diane M. Cunningham oversees retail banking branch network and consumer lending, as well as marketing, and Lynne M. Neel oversees deposit operations, online and mobile banking, loan operations and investor relations. This multidisciplinary approach is replicated throughout the Company.

The Company has created a group consisting of team members called the “Culture Club.” The group is designed to keep our business culture in the forefront of all we do. This team provides new employees with their first look at the unique Embassy culture through an orientation program created with the individual in mind. In addition, the team actively works on creative activities, team building, and educational events to enhance our existing culture for the entire Embassy team. Our culture is truly defined by “us.” The Company family is made up of professionals who share the common goal of making our bank succeed by providing superior customer service through sales, education, technology, and teamwork. Our experience has shown that when employees communicate openly and directly with supervisors, the work environment can be excellent, expectations can be clear, and attitudes will be positive. We believe that the Company amply demonstrates its commitment to employees by responding effectively to employee concerns.

Embassy Bancorp, Inc.

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

The Company’s headquarters are located at 100 Gateway Drive, in Hanover Township, Bethlehem, Pennsylvania 18017, and its telephone number is 1-610-882-8800. The Company has adopted a Code of Conduct/Ethics that applies to all directors and officers of the Company. This document and the Whistleblower Policy are available in the Investor Relations section on the Company’s website.  The information included on the website and the Investor Relations page is not considered a part of this document.

Caution About Forward-looking Statements

This report contains forward-looking statements, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions.

Embassy Bancorp, Inc.

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

•the impact of losses related to fraudulent transactions and scams;

•the impact of third party schemes;

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

Embassy Bancorp, Inc.

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

Embassy Bancorp, Inc.

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

At December 31, 2025, the Company maintained an available for sale securities portfolio of $341.9 million. The estimated fair value of the available for sale securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Shareholders' equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2025, we gained other comprehensive income of $12.5 million related to net changes in unrealized holding losses in the available for sale investment securities portfolio. An increase in the estimated fair value of this portfolio would result in an increase in shareholders’ equity and an increase in book value per common share, while a decline in the estimated fair value of this portfolio would result in a decline in shareholders' equity and a decrease in book value per common share. This decrease would occur even though the securities are not sold. The accumulated other comprehensive loss does not impact the net income of the Company.

Effects of inflation may adversely affect our profitability.

The majority of assets and liabilities of the Company are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The precise impact of inflation upon the Company is difficult to measure. Inflation may affect the purchasing activity and borrowing needs of consumers and businesses, thereby impacting the growth rate of the Company’s assets, as well as the expense paid on our deposits and borrowings. Inflation may also affect the general level of interest rates, which can have a direct bearing on the profitability of the Company.

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

At December 31, 2025, 46.7% of our loan portfolio consisted of commercial real estate, commercial construction and commercial loans, which are generally perceived as having more risk of default than residential real estate loans. Commercial business, commercial real estate and construction loans are more susceptible to a risk of loss during a

Embassy Bancorp, Inc.

downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties and the successful operation of the borrower's business, as well as the factors affecting residential real estate borrowers.

Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants and lower lease rates needed to attract new tenants.

Commercial business loans are typically affected by the borrowers' ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate, and fluctuates in value based on the success of the business. If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

An increase in nonperforming loans and leases from these types of loans could result in an increase in the provision for credit losses and an increase in loan and lease charge-offs. The risk of credit losses on loans and leases increases if the economy worsens.

Our allowance for credit losses may be insufficient.

The FASB standard on the allowance for credit losses (“ACL”), referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; forecasts; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of our control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review our allowance for possible credit losses and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs, based on information unavailable to, or judgments different than those of, management. In addition, if charge-offs in future periods exceed the allowance, we may need additional provisions to increase the allowance for possible credit losses. Any increases in the allowance resulting from credit loss provisions will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in Pennsylvania.

Unlike larger or regional financial institutions that are more geographically diversified, our success is dependent to a significant degree on economic conditions in Pennsylvania, especially in Lehigh and Northampton Counties, which are the counties and markets primarily served by us in the years up to and including 2025. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas served by us, could cause an increase in the level of the Bank’s non-performing assets and credit losses, thereby causing operating losses, impairing liquidity, and eroding capital. We can give no assurance that adverse changes in the local economy would not have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

Embassy Bancorp, Inc.

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

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers' disposable income, the monetary policy of the Federal Reserve Bank (“FRB”) or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities of investment securities and/or loans and borrowings from the Federal Home Loan Bank (“ FHLB”) and/or FRB discount window. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

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

Embassy Bancorp, Inc.

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

As of December 31, 2025, our directors and executive officers beneficially owned in excess of 29% of our issued and outstanding common stock on a fully diluted basis.  Such persons, as a group, will have sufficient votes to strongly influence the outcome of all matters submitted to our shareholders, including the election of directors.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company.

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

Federal banking regulators require us and our bank subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation, and bank regulatory agencies.  In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. As of December 31, 2025, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines.

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

The Company has an IT Team and Cyber Incident Response Team made up of senior managers of the bank and led by the Chief Operating Officer (COO), the Information Security Officer (ISO) and the Security Officer (SO). The COO, ISO and SO, in conjunction with our third party cyber security technology provider, are primarily responsible for assessing and managing material risks from cybersecurity threats and are responsible for designing, implementing and maintaining our cybersecurity environment and incident response procedures. The ISO has over thirty (30) years of experience exclusively in the IT field. The IT Team is responsible for ensuring the Board of Directors and employees are trained annually on cybersecurity and information security awareness and apprised of any emerging threats. Additionally, the IT Team ensures employees are adequately trained on our incident response procedures.

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

	2025		2024
	High	Low	High	Low
First Quarter	$16.60	$15.15	$15.05	$13.31
Second Quarter	$16.40	$14.26	$13.75	$13.00
Third Quarter	$17.50	$15.47	$15.79	$13.00
Fourth Quarter	$18.45	$17.07	$16.74	$15.60

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

(b)As of March 6, 2026, there are approximately 793 owners of record of the common stock of the Company.

(c)On July 15, 2025, the Company paid $3,669,188 or $0.48 per share, in an annual cash dividend on its common stock. On July 12, 2024, the Company paid $3,199,426 or $0.42 per share, in an annual cash dividend on its common stock. As a general matter, cash available for dividend distribution to shareholders of the Company may come from dividends paid to the Company by the Bank, depending upon existing cash levels at the Company. See “Supervision and Regulation – Dividend Restrictions” in Item 1 of this report for a description of restrictions that may limit the Company’s ability to pay dividends on its common stock.

(d)Sales of Securities.

None.

Embassy Bancorp, Inc.

(e)Repurchase of Equity Securities.

On October 27, 2025, the Company publicly announced that the Board of Directors authorized the adoption of a stock repurchase program for up to $5.0 million of its outstanding common stock. The stock repurchase program became effective October 31, 2025. This is the Company’s first stock repurchase program. The following table sets forth the number of shares of common stock repurchased by the Company, and the average price paid for such shares, during the fourth quarter of 2025.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2025	N/A	N/A	N/A	N/A
November 1 - 30, 2025	77,000	$17.58	77,000	$3,646,340
December 1 - 31, 2025	31,301	$17.58	31,301	$3,096,068
Total	108,301	$17.58	108,301	$3,096,068

Separate from the stock repurchase program described above, the Company repurchased 615 shares of common stock in December 2025 at $18.34 per share.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing elsewhere in this report.

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

Embassy Bancorp, Inc.

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

OVERVIEW

The Company’s assets increased by $96.2 million from $1.70 billion at December 31, 2024 to $1.80 billion at December 31, 2025. The increase was due to a $16.3 million increase in cash and cash equivalents, an increase of $61.1 million in securities available for sale, an increase of $22.9 million in net loans receivable, and an increase of $1.3 million in bank owned life insurance, offset by a decrease of $5.2 million in other assets. The $16.3 million increase in cash and cash equivalents was due to an increase in deposits of $87.3 million, $64.7 million in principal pay downs on mortgage-backed securities and maturities within the securities available for sale portfolio, an increase in securities sold under agreement to repurchase of $5.0 million, offset by a decrease in short term borrowings of $15.6 million, the net loan growth of $22.9 million, and the purchase of $108.9 million in securities available for sale. The $61.1 million increase in securities available for sale was net of a decrease in unrealized losses of $15.9 million. The current unrealized loss position of the securities portfolio is due to the increase in market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio.

Net loans receivable increased by $22.9 million to $1.28 billion at December 31, 2025, as compared to $1.26 billion at December 31, 2024. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to creditworthy customers and less demand for commercial real estate financing or refinancing. The Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See the expanded discussion under the Financial Condition: Loans section below.

The Company's deposits increased by $87.3 million from $1.55 billion at December 31, 2024 to $1.64 billion at December 31, 2025. The increase in deposits was due to a $5.8 million increase in non-interest bearing deposits and an increase of $81.4 million in interest bearing deposits. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which serves to further increase the Company’s overall

Embassy Bancorp, Inc.

presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Company’s success in attracting new deposit relationships is, in part, due to the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company continues to take advantage of deposit opportunities created by mergers, name changes, competitive branch hour and service adjustments and/or closures in the Company’s market area, and by attracting new customers looking to relocate to a local, reputable community bank.

The Company’s net income increased $3.3 million, or 31.2%, to $13.7 million in 2025 from $10.4 million in 2024. Basic and diluted earnings per share increased to $1.79 in 2025, as compared to $1.37 in 2024. The difference in net income for the year ended December 31, 2025 and December 31, 2024 resulted primarily from an increase in interest income and an increase in non-interest income, offset by an increase in interest expense, an increase in non-interest expenses, and an increase in the provision for credit losses.

Subsequent to the December 31, 2025 balance sheet date, in January 2026 the Company purchased two (2) government agency bonds and one (1) mortgage-backed security totaling $7.5 million and in February 2026 the Company purchased two (2) Treasury bonds and one (1) mortgage-backed security totaling $7.0 million.

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

2025 Compared to 2024

Total interest income for the year ended December 31, 2025 increased $6.5 million to $71.5 million, as compared to $65.0 million for the year ended December 31, 2024. Average earning assets were $1.68 billion for the year ended December 31, 2025, as compared to $1.60 billion for the year ended December 31, 2024. The tax equivalent yield on average earning assets was 4.28%, or an increase of 19 basis points, for the year ended December 31, 2025, compared to 4.09% for the year ended December 31, 2024.

Embassy Bancorp, Inc.

Total interest expense for the year ended December 31, 2025 increased $251 thousand to $29.0 million, as compared to $28.8 million for the year ended December 31, 2024. Average interest bearing liabilities were $1.27 billion for the year ended December 31, 2025, as compared to $1.20 billion for the year ended December 31, 2024. The yield on average interest bearing liabilities was 2.29%, or a decrease of 10 basis points, for the year ended December 31, 2025, compared to 2.39% for the year ended December 31, 2024. The Company’s overall cost of funds for the year ended December 31, 2025 decreased to 1.80% from 1.87% for the year ended December 31, 2024.

Net interest income for the year ended December 31, 2025 was $42.4 million, compared to $36.2 million for the year ended December 31, 2024. The increase in net interest income is, in part, the result of an increase in the average balances of taxable loans, an increase in the average balances of taxable investments, and an increase in the average balance of interest bearing deposits with banks, along with an increase in the rates of taxable and non-taxable loans and taxable and non-taxable investments. Also contributing to the increase in net interest income was a decrease in the average balance of savings, a decrease in the average balance of securities sold under agreement to repurchase, and a decrease in the average balance of other borrowings, along with a decrease in the rates of interest bearing demand deposits, NOW and money markets, savings, certificates of deposits, and securities sold under agreement to repurchase and other borrowings. The increase in net interest income was offset by a decrease in the average balance of non-taxable loans, a decrease in the average balance of non-taxable investments, an increase in the average balances of NOW accounts, money markets, and certificates of deposit, along with a decrease in the rate of fed funds sold and interest bearing deposits with banks. The Company’s net interest margin is 2.52% on a US GAAP basis and 2.55% on a tax equivalent (non-US GAAP) basis for the year ended December 31, 2025, an improvement, as compared to 2.26% on a US GAAP basis and 2.29% on a tax equivalent (non-US GAAP) basis for the year ended December 31, 2024.

For the fourth quarter of 2025, the Company’s net interest margin is 2.61% on a US GAAP basis and 2.65% on a tax equivalent (non-US GAAP) basis, respectively. These are both increases from the quarter ended December 31, 2024, when the net interest margin was 2.24% on a US GAAP basis and 2.28% on a tax equivalent (non-US GAAP) basis, respectively. The quarterly results for the fourth quarter of 2025 were consistent with the quarter ended September 30, 2025, when the net interest margin was 2.54% on a US GAAP basis and 2.58% on a tax equivalent (non-US GAAP) basis, respectively.

For the fourth quarter of 2025, the Company’s overall cost of funds decreased to 1.75% from 1.81% for the third quarter of 2025.

Embassy Bancorp, Inc.

The following table includes the average balances, interest income and expense and the average rates earned and paid for assets and liabilities for the periods presented. All average balances are daily average balances.

Average Balances, Rates and Interest Income and Expense

	Year Ended December 31, 2025			Year Ended December 31, 2024

	Average		Tax Equivalent	Average		Tax Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars in Thousands)
ASSETS
Loans - taxable (2)	$1,251,851	$57,272	4.57%	$1,236,484	$53,369	4.32%
Loans - non-taxable (1)	26,219	997	4.81%	27,245	923	4.29%
Investment securities - taxable	289,611	8,741	3.02%	238,370	6,357	2.67%
Investment securities - non-taxable (1)	39,881	1,190	3.78%	40,708	1,186	3.69%
Federal funds sold	1,000	43	4.28%	993	53	5.29%
Interest bearing deposits with banks	75,227	3,219	4.28%	57,979	3,083	5.32%

TOTAL INTEREST EARNING ASSETS	1,683,789	71,462	4.28%	1,601,779	64,971	4.09%

Less allowance for credit losses	(12,053)			(12,378)
Other assets	82,427			82,225

TOTAL ASSETS	$1,754,163			$1,671,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$278,455	$3,873	1.39%	$271,589	$4,241	1.56%
Savings	453,471	3,874	0.85%	461,364	3,976	0.86%
Certificates of deposit	525,612	21,145	4.02%	452,308	20,014	4.42%
Securities sold under agreements to repurchase and other borrowings	9,219	146	1.58%	17,558	556	3.17%

TOTAL INTEREST BEARING LIABILITIES	1,266,757	29,038	2.29%	1,202,819	28,787	2.39%

Non-interest bearing demand deposits	347,201			338,931
Other liabilities	23,221			24,040
Stockholders' equity	116,984			105,836

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,754,163			$1,671,626

Net interest income		$42,424			$36,184
Tax equivalent adjustments:
Loans		265			245
Investments		316			315
Total tax equivalent adjustments		581			560
Net interest income on a tax equivalent basis		$43,005			$36,744
Net interest spread (US GAAP basis)			1.95%			1.66%
Net interest margin (US GAAP basis)			2.52%			2.26%
Net interest spread (non-US GAAP basis) (3)			1.99%			1.70%
Net interest margin (non-US GAAP basis) (3)			2.55%			2.29%

(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2025 and 2024, respectively.
(2) The average balance of taxable loans includes loans in which interest is no longer accruing.
(3) Non-US GAAP net interest spread and net interest margin are calculated on a fully tax equivalent basis at a tax rate of 21% as of December 31, 2025 and 2024, respectively.

Embassy Bancorp, Inc.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	2025 vs. 2024
	Increase (decrease) due to changes in:
	(In Thousands)

	Volume	Rate	Total
Interest-earning assets:
Loans - taxable	$663	$3,240	$3,903
Loans - non-taxable	(35)	109	74
Investment securities - taxable	1,367	1,017	2,384
Investment securities - non-taxable	(24)	28	4
Federal funds sold	-	(10)	(10)
Interest bearing deposits with banks	917	(781)	136
Total net change in income on
interest-earning assets	2,888	3,603	6,491

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	107	(475)	(368)
Savings	(68)	(34)	(102)
Certificates of deposit	3,244	(2,113)	1,131
Total deposits	3,283	(2,622)	661
Securities sold under agreements to
repurchase and other borrowings	(264)	(146)	(410)
Total net change in expense on
interest-bearing liabilities	3,019	(2,768)	251
Change in net interest income	$(131)	$6,371	$6,240

Provision for Credit Losses

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

Embassy Bancorp, Inc.

credit losses and/or restructured. For loans that are classified as loans individually evaluated for credit losses, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loans individually evaluated for credit losses is lower than the carrying value of that loan.

For additional information on ASC Topic 326, see Note 1 “Summary of Significant Accounting Policies.”

For the year ended December 31, 2025, the provision for credit losses was $25 thousand, compared to the credit for credit losses of $525 thousand for the year ended December 31, 2024. In the year ended December 31, 2025, there were $152 thousand in charge-offs and no recoveries, compared to $11 thousand in charge-offs and $241 thousand in recoveries for the year ended December 31, 2024. The provision (credit) for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its December 31, 2025 allowance for credit loss levels. The allowance for credit losses is $12.0 million as of December 31, 2025, which is 0.93% of total loans receivable, compared to $12.2 million or 0.96% of total loans receivable as of December 31, 2024. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

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

Total non-interest income was $3.3 million for the year ended December 31, 2025, compared to $3.2 million for the same period in 2024. The increase is, in part, attributable to an increase of $19 thousand in debit card interchange fees, an increase of $10 thousand in bank owned life insurance, an increase of $29 thousand from the gain on the sale of other real estate owned, and an increase in other service fees of $82 thousand primarily due to overdraft fees, wire fees, and certificate of deposit penalty fees. Offsetting this increase is a decrease in merchant and credit card processing fees of $66 thousand.

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

Non-interest expenses for the year ended December 31, 2025 was $29.0 million, compared to $27.3 million for the year ended December 31, 2024. The increase in non-interest expenses is, in part, attributable to a $857 thousand increase in salaries and employee benefits due to annual increases in salaries and benefits, incentives and bonuses, employee taxes, and health insurance cost, offset by an increase in deferred loan costs, a decrease in stock grant expense, and a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $91 thousand in occupancy and equipment expenses due in part to an increase in rent

Embassy Bancorp, Inc.

expense, building maintenance, and utility expenses, as well as an increase of $629 thousand in data processing expenses due, in part, to the implementation of a new content management software and general ledger system and an increase in maintenance contracts, an increase of $59 thousand in loan and real estate expenses, an increase of $51 thousand in charitable contributions, and an increase of $71 thousand in other expenses. These increases in non-interest expenses were offset, in part, by a $81 thousand decrease in advertising and promotion expenses. The Company’s efficiency ratio improved to 63.4% from 69.3% for the years ending December 31, 2025 and 2024, respectively.

A breakdown of other non-interest expenses is included in the Consolidated Statements of Income included in Item 8 of this Report.

Income Taxes

The provision for income taxes was $2.9 million and $2.1 million for December 31, 2025 and December 31, 2024, respectively. The effective rate on income taxes for the years ended December 31, 2025 and 2024 was 17.5% and 16.5%, respectively. The increase in the tax rate is, in part, the result of the change in the mix of taxable and tax free loans and investments; offset by a slight increase in income on bank owned life insurance.

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

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is generally structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of December 31, 2025. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in market interest rates during 2022 and 2023. Selling of securities would not be expected as a primary source of short term liquidity given the unrealized losses currently in the portfolio.

The Company’s securities portfolio was $341.9 million at December 31, 2025, a $61.1 million increase from securities of $280.8 million at December 31, 2024. The increase in the investment portfolio resulted from the purchase of twenty-five (25) Treasury bonds, seven (7) government agency bonds, and seven (7) mortgage-backed securities totaling $108.9 million and a decrease in unrealized losses of $15.9 million, offset by principal pay downs on mortgage-backed securities, the maturity of three (3) government agency bonds, and the maturity of ten (10) Treasury bonds totaling $64.7 million. The carrying value of the securities portfolio as of December 31, 2025 includes a net unrealized loss of $48.2 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $64.1 million at December 31, 2024. The current unrealized loss position of the securities portfolio is due to increasing market interest rates in 2022 through 2023 in response to economic conditions since initial purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell securities in an unrealized loss position at December 31, 2025. Further, management reviewed the Company's securities as of December 31, 2025 and concluded

Embassy Bancorp, Inc.

there were no credit-related declines in fair value. The effective duration of the securities portfolio is approximately 5 to 6 years at December 31, 2025. The Company remains focused on strategically assessing and managing the portfolio to address the unrealized losses.

The following table sets forth the composition of the securities portfolio at fair value as of December 31, 2025 and December 31, 2024.

	2025	2024

	(In Thousands)

U.S. Treasury securities	$76,197	$34,740
U.S. Government agency obligations	16,721	12,446
Municipal securities	61,026	58,000
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - commercial	-	436
U.S. Government sponsored enterprise (GSE)
- Mortgage-backed securities - residential	187,986	175,206
Total Securities Available for Sale	$341,930	$280,828

The following table presents the maturities and average weighted yields of the debt securities portfolio as of December 31, 2025. Maturities of mortgage-backed securities are based on estimated life. Yields are based on amortized cost.

Securities by Maturities

	1 year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars In Thousands)
U.S. Treasury securities	$27,507	4.05%	$48,690	4.18%	$-	-	$-	-	$76,197	4.13%
U.S. Government agency
obligations	1,003	4.16%	15,718	4.32%	-	-	-	-	16,721	4.31%
Municipal securities	-	-	2,558	2.73%	8,979	3.57%	49,489	2.98%	61,026	3.05%
U.S. GSE - Mortgage-
backed securities-
residential	15	6.00%	12,519	3.64%	69,801	2.30%	105,651	1.73%	187,986	2.07%
Total Debt Securities	$28,525	4.05%	$79,485	4.08%	$78,780	2.44%	$155,140	2.13%	$341,930	2.81%

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Total net loans receivable increased by $22.9 million to $1.28 billion at December 31, 2025 from $1.26 billion at December 31, 2024. The gross loan-to-deposit ratio decreased to 79% at December 31, 2025, compared to 82% at December 31, 2024. The Company’s loan portfolio at December 31, 2025 was comprised of residential real estate and consumer loans of $688.3 million, an increase of $19.1 million from December 31, 2024, and commercial loans of $602.0 million, an increase of $3.4 million from December 31, 2024. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Embassy Bancorp, Inc.

The following table sets forth information on the composition of the loan portfolio by type at December 31, 2025 and 2024. All of the Company’s loans are to domestic borrowers.

	December 31, 2025		December 31, 2024
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans
	(Dollars in Thousands)

Commercial real estate	$564,829	43.78%	$536,594	42.33%
Commercial construction	6,298	0.49%	22,556	1.78%
Commercial	30,824	2.39%	39,384	3.10%
Residential real estate	687,689	53.29%	668,725	52.75%
Consumer	620	0.05%	475	0.04%

Gross loans	1,290,260	100.00%	1,267,734	100.00%
Unearned origination costs	980		688
Allowance for credit losses	(12,039)		(12,166)

Net Loans	$1,279,201		$1,256,256

The following table shows the maturities of the commercial and consumer loan portfolios and the loans subject to interest rate fluctuations at December 31, 2025.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

	(In Thousands)

Commercial real estate	$85,632	$371,332	$104,146	$3,719	$564,829
Commercial construction	3,154	3,144	-	-	6,298
Commercial	9,880	17,325	3,602	17	30,824
Residential Real Estate	9,858	42,707	398,523	236,601	687,689
Consumer	323	244	20	33	620

	$108,847	$434,752	$506,291	$240,370	$1,290,260

Fixed Rates	$89,579	$428,285	$506,211	$214,626	$1,238,701
Variable Rates	19,268	6,467	80	25,744	51,559

	$108,847	$434,752	$506,291	$240,370	$1,290,260

Credit Risk and Loan Quality

The Company’s allowance for credit losses decreased slightly to $12.0 million at December 31, 2025 from $12.2 million at December 31, 2024. At December 31, 2025 and December 31, 2024, the allowance for credit losses represented 0.93% and 0.96% of total loans receivable, respectively. The Company’s non-performing loans to total loans receivable were 0.04% at both December 31, 2025 and December 31, 2024. At December 31, 2025, approximately 97% of the Company’s loan portfolio is collateralized by real estate.

The aggregate balances on non-performing loans are included in the following table. At December 31, 2025, the Company had no foreclosed assets and no recorded investments in mortgage loans collateralized by residential real estate property in the process of foreclosure. At December 31, 2024, the Company had no foreclosed assets and had

Embassy Bancorp, Inc.

two (2) recorded investments in mortgage loans collateralized by residential real estate property in the process of foreclosure in the amount of $216 thousand.

The details for the non-performing loans and assets are included in the following table:

	December 31,

	2025	2024

	(Dollars In Thousands)

Non-accrual - commercial	$-	$151
Non-accrual - consumer	482	344
Restructured, accruing interest	-	-
Loans past due 90 or more days, accruing interest	-	-
Total nonperforming loans	482	495
Foreclosed assets	-	-
Total nonperforming assets	$482	$495
Nonperforming loans to total loans	0.04%	0.04%
Nonperforming assets to total assets	0.03%	0.03%
Non-accrual loans to total loans	0.04%	0.04%
Allowance to non-accrual loans	2497.72%	2457.78%
Net charge-offs (recoveries) to average loans	0.01%	-0.02%

In the year ended December 31, 2025, there were $152 thousand in charge-offs and no recoveries, compared to $11 thousand in charge-offs and $241 thousand in recoveries for the year ended December 31, 2024.

Our loan portfolio includes a large amount of commercial real estate loans. Management believes the commercial real estate loan portfolio is well-diversified. At December 31, 2025 and 2024, high volatility commercial real estate exposures were $3.5 million and $11.0 million, respectively. Commercial real estate loans are originated primarily within Lehigh and Northampton counties, are within the Company’s underwriting criteria, and generally include the guarantee of one or more of the borrowers’ affiliates. At December 31, 2025, the Company’s office space portfolio included no exposure to properties in major metropolitan markets. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. The Company monitors these types of loans closely, obtaining updated appraisals on loans when required. As detailed in the Allowance for Credit Losses table, the Company had $136 thousand and no charge-offs in this category in 2025 or 2024, respectively. The Company believes it has taken the appropriate steps to implement appropriate risk management practices for its commercial real estate loan portfolio, which are subject to regulatory examination.

Allowance for Credit Losses

Based upon current economic conditions, the composition of the loan portfolio, the perceived credit risk in the portfolio and loan-loss experience of the Company and comparable institutions in the Company’s market area, management feels, as of December 31, 2025, the allowance is adequate to absorb reasonably anticipated losses. The Company will continue to evaluate the allowance for credit losses as new information becomes available.

As of December 31, 2025, the Company had $2.4 million of individually evaluated loans (defined as those loans that do not share the same risk characteristics as the remaining pooled portfolio and legacy debt restructurings) compared to $3.0 million at December 31, 2024. Most of the Company’s individually evaluated loans required no specific reserves due to adequate collateral. As of December 31, 2025, the Company had individually evaluated loans of $577 thousand requiring a specific reserve of $115 thousand. As of December 31, 2024, the Company had individually evaluated loans of $691 thousand requiring a specific reserve of $134 thousand.

Embassy Bancorp, Inc.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable portfolio:

	December 31,
	2025	2024

	(Dollars In Thousands)

Loans receivable at end of year	$1,291,240	$1,268,422

Allowance for credit losses:
Balance, beginning	$12,166	$12,461
Provision (credit) for credit losses	25	(525)
Loans charged off:
Commercial real estate	(136)	-
Commercial construction	-	-
Commercial	(15)	-
Residential real estate	-	-
Consumer	(1)	(11)
Total charged off	(152)	(11)
Recoveries of loans previously charged-off:
Commercial real estate	-	240
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	1
Total recoveries	-	241
Net charged off	(152)	230
Balance at end of year	$12,039	$12,166

Allowance for credit losses to loans
receivable at end of year	0.93%	0.96%

Allocation of the Allowance for Credit Losses

The following table details the allocation of the allowance for credit losses to various loan categories. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

	December 2025	December 2024

	(Dollars in Thousands)

Commercial real estate	$5,963	$5,897
Commercial construction	64	257
Commercial	455	536
Residential real estate	5,530	5,446
Consumer	27	30

Total Allowance for Credit Losses	$12,039	$12,166

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

Total deposits at December 31, 2025 were $1.64 billion, an increase of $87.3 million, or 5.6%, from total deposits of $1.55 billion as of December 31, 2024. The increase in the Company’s deposits was due to an increase of $5.8 million in non-interest bearing demand, an increase of $10.5 million in interest bearing demand, NOW and money market deposits, an increase of $5.8 million in savings deposits, and a $65.2 million increase in time deposits. The increase in time deposits is primarily due to higher yielding rates, due to the competitive pressure and current rate environment. Included in the above mentioned increase was an $8.9 million increase in non-interest bearing demand business deposits, offset by a $3.0 million decrease in non-interest bearing demand personal deposits. Included in total deposits at December 31, 2025 were personal deposits of $1.15 billion, business deposits of $397.1 million, and municipal deposits of $95.7 million. Included in total deposits at December 31, 2024 were personal deposits of $1.11 billion, business deposits of $351.9 million, and municipal deposits of $93.4 million. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at December 31, 2025 and December 31, 2024 was $554.9 million and $514.1 million, respectively.

The following table reflects the Company’s deposits by category for the periods indicated. All deposits are domestic deposits.

	December 31, 2025	December 31, 2024
	(In Thousands)

Demand, non-interest bearing	$357,220	$351,371
Demand, NOW and money market, interest bearing	281,285	270,775
Savings	449,883	444,102
Time, $250 and over	184,378	167,615
Time, other	367,486	319,096

Total deposits	$1,640,252	$1,552,959

The following table sets forth the average balance of the Company’s deposits and the average rates paid on those deposits:

	December 31, 2025		December 31, 2024
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
	(Dollars In Thousands)
Demand, NOW and money market,
interest bearing deposits	$278,455	1.39%	$271,589	1.56%
Savings	453,471	0.85%	461,364	0.86%
Certificates of deposit	525,612	4.02%	452,308	4.42%
Total interest bearing deposits	1,257,538	2.30%	1,185,261	2.38%
Non-interest bearing demand deposits	347,201		338,931
Total	$1,604,739		$1,524,192

Embassy Bancorp, Inc.

The following table displays the maturities and the amounts of the Company’s certificates of deposit of $250,000 or more:

	December 31, 2025	December 31, 2024
	(In Thousands)
3 months or less	$68,764	$71,654
Over 3 through 6 months	57,390	36,379
Over 6 through 12 months	51,328	45,820
Over 12 months	6,896	13,762

Total	$184,378	$167,615

As a FDIC member institution, the Company’s deposits are insured to a maximum of $250,000 per depositor through the DIF that is administered by the FDIC and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC.

Liquidity

Liquidity is a measure of the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $112.9 million at December 31, 2025, compared to $96.5 million at December 31, 2024. There are other sources of liquidity that are available to the Company, as well, including those described below.

Additional asset liquidity sources include principal and interest payments from investment securities, unpledged investment securities, and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. Currently, selling of securities would not be a primary source of short term liquidity needs given the unrealized losses in the portfolio. At December 31, 2025, the Company had $341.9 million of available for sale securities, compared to $280.8 million at December 31, 2024. Securities with a carrying value of $141.4 million and $152.4 million at December 31, 2025 and December 31, 2024, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

At December 31, 2025, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $711.4 million, of which $711.2 million is available for borrowing at December 31, 2025 due to an outstanding letter of credit in amount of $160 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no FHLB short-term or long term advances outstanding as of December 31, 2025. There were $15.6 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2024. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2025 and December 31, 2024. Advances from this line are unsecured.

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

Embassy Bancorp, Inc.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at December 31, 2025 and December 31, 2024. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible ratio drop below 2%. If the Company’s net tangible ratio drops below 0%, the commitment is cancelled.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist of unfunded loans and commitments, lines of credit, and letters of credit made under the same standards as on-balance sheet loan instruments. These off-balance sheet arrangements at December 31, 2025 and December 31, 2024 totaled $204.8 million and $180.5 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. For further information see Note 4, in Item 8 of this report. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $127.6 million as of December 31, 2025, representing a net increase of $21.1 million from December 31, 2024. The increase in capital was the result of net income of $13.7 million, an increase in common stock of $30 thousand, an increase in surplus of $421 thousand due to stock grants with compensation expense and employee stock purchases, and a decrease of $12.5 million in accumulated other comprehensive loss, offset by dividends paid of $3.7 million and treasury stock purchases of $1.9 million. The accumulated other comprehensive losses are excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $16.90 and $13.96 at December 31, 2025 and December 31, 2024, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material adverse effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2025, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

Embassy Bancorp, Inc.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

	December 31, 2025	December 31, 2024

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$165,452	$156,892
Tier 2, allowable portion of allowance for credit losses	12,215	12,258

Total capital	$177,667	$169,150

Common equity tier 1 capital ratio	14.4%	13.9%
Tier 1 risk based capital ratio	14.4%	13.9%
Total risk based capital ratio	15.4%	14.9%
Tier 1 leverage ratio	9.1%	9.0%

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

Embassy Bancorp, Inc.

The following table provides the Company’s risk-based capital ratios and leverage ratios:

	December 31, 2025	December 31, 2024

	(Dollars In Thousands)

Tier 1, common stockholders' equity	$165,673	$157,115
Tier 2, allowable portion of allowance for credit losses	12,215	12,258

Total capital	$177,888	$169,373

Common equity tier 1 capital ratio	14.4%	13.9%
Tier 1 risk based capital ratio	14.4%	13.9%
Total risk based capital ratio	15.5%	15.0%
Tier 1 leverage ratio	9.1%	9.1%

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

		Over 3	Over 1	Over 3
	0 to 3	Months to	Year to	Years to	Over 5
	Months	12 Months	3 Years	5 Years	Years	Total
	(In Thousands)
Interest-earning assets
Federal funds sold and interest-
bearing deposits	$99,400	$-	$-	$-	$-	$99,400
Investment securities	18,980	27,527	72,235	38,738	185,501	342,981
Loans receivable, gross	104,908	147,373	306,391	240,063	492,505	1,291,240

Total interest-earning assets	223,288	174,900	378,626	278,801	678,006	1,733,621

Interest-bearing liabilities
NOW and money market accounts	34,222	75,582	97,531	38,279	35,671	281,285
Savings	35,420	90,308	155,523	80,631	88,001	449,883
Certificates of deposit	182,729	338,400	29,743	992	-	551,864
Repurchase agreements
and federal funds purchased	9,880	-	-	-	-	9,880

Total interest-bearing liabilities	262,251	504,290	282,797	119,902	123,672	1,292,912

GAP	$(38,963)	$(329,390)	$95,829	$158,899	$554,334	$440,709

CUMULATIVE GAP	$(38,963)	$(368,353)	$(272,524)	$(113,625)	$440,709

GAP TO INTEREST EARNING
ASSETS	-2.25%	-19.00%	5.53%	9.17%	31.98%

CUMULATIVE GAP TO
INTEREST EARNING ASSETS	-2.25%	-21.25%	-15.72%	-6.55%	25.43%

Embassy Bancorp, Inc.

Based on a twelve-month forecast of the balance sheet, the following table sets forth our interest rate risk profile at December 31, 2025. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months, and personal and business money market accounts reprice every month. Management reviews all assumptions on a periodic basis and believe current assumptions support market conditions. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income

Down 100 basis points	2.8%
Down 200 basis points	4.1%

Up 100 basis points	-3.6%
Up 200 basis points	-7.6%

Return on Assets and Equity

For the year ended December 31, 2025, the return on average assets was 0.78%, the return on average equity was 11.71%, and the ratio of average shareholders’ equity to average total assets was 6.67%.

For the year ended December 31, 2024, the return on average assets was 0.62%, the return on average equity was 9.86%, and the ratio of average shareholders’ equity to average total assets was 6.33%.

Dividend Payout Ratio

For the years ended December 31, 2025 and 2024, the dividend payout ratio was 26.79% and 30.64%, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Embassy Bancorp, Inc.

Management Report on Internal Controls Over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, First Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Company’s Chief Executive Officer, First Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

/s/
/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and
Chief Executive Officer
March 16, 2026

/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating
Officer and Secretary
March 16, 2026

/s/ Jeffrey C. Skumin
Jeffrey C. Skumin
Executive Vice President and Chief
Financial Officer
March 16, 2026

Embassy Bancorp, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Embassy Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Embassy Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the qualitative factor component of the allowance for credit losses for loans as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management involve a high degree of subjectivity.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the qualitative factor component of the allowance for credit losses for loans included the following, among others:

•Testing the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing to internal and external source data.

•Testing the mathematical accuracy of the qualitative factor adjustments within the allowance calculation.

•Evaluating the reasonableness of management’s conclusions regarding the appropriateness of the qualitative factor adjustments when compared to the underlying internal and external source data.

/s/ Baker Tilly US, LLP

Allentown, Pennsylvania

March 16, 2026

We have served as the Company’s auditor since 2001.

Embassy Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2025	2024

	(In Thousands, Except Share Data)
Cash and due from banks	$13,459	$16,399
Interest bearing demand deposits with banks	98,400	79,123
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	112,859	96,522
Securities available for sale	341,930	280,828
Restricted investment in bank stock	1,051	1,663
Loans receivable, net of allowance for credit losses of $12,039 in 2025; $12,166 in 2024	1,279,201	1,256,256
Premises and equipment, net of accumulated depreciation	2,879	3,322
Bank owned life insurance	37,974	36,652
Accrued interest receivable	4,276	3,604
Other assets	20,409	25,573
Total Assets	$1,800,579	$1,704,420
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$357,220	$351,371
Interest bearing	1,283,032	1,201,588
Total Deposits	1,640,252	1,552,959
Securities sold under agreements to repurchase	9,880	4,895
Short-term borrowings	-	15,625
Accrued interest payable	7,198	7,812
Other liabilities	15,674	16,649
Total Liabilities	1,673,004	1,597,940
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2025 issued 7,822,622 shares; outstanding 7,547,344 shares;
2024 issued 7,792,654 shares; outstanding 7,626,292 shares	7,823	7,793
Surplus	29,223	28,802
Retained earnings	133,287	123,259
Accumulated other comprehensive loss	(38,098)	(50,635)
Treasury stock, at cost: 275,278 and 166,362 shares at December 31, 2025 and
December 31, 2024, respectively	(4,660)	(2,739)
Total Stockholders' Equity	127,575	106,480
Total Liabilities and Stockholders' Equity	$1,800,579	$1,704,420

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,

	2025	2024

INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans, including fees	$58,269	$54,292
Securities, taxable	8,741	6,357
Securities, non-taxable	1,190	1,186
Short-term investments, including federal funds sold	3,262	3,136
Total Interest Income	71,462	64,971
INTEREST EXPENSE
Deposits	28,892	28,231
Securities sold under agreements to repurchase and
federal funds purchased	144	545
Short-term borrowings	2	11
Total Interest Expense	29,038	28,787
Net Interest Income	42,424	36,184
PROVISION (CREDIT) FOR CREDIT LOSSES	109	(433)
Net Interest Income after Provision (Credit) for Credit Losses	42,315	36,617
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	257	323
Debit card interchange fees	929	910
Other service fees	722	640
Bank owned life insurance	1,322	1,312
Gain on sale of other real estate owned	29	-
Total Other Non-Interest Income	3,259	3,185
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	15,103	14,246
Occupancy and equipment	4,229	4,138
Data processing	3,570	2,941
Advertising and promotion	847	928
Professional fees	1,094	1,098
FDIC insurance	805	793
Loan & real estate	303	244
Charitable contributions	985	934
Other	2,042	1,971
Total Other Non-Interest Expenses	28,978	27,293

Income before Income Taxes	16,596	12,509
INCOME TAX EXPENSE	2,899	2,069
Net Income	$13,697	$10,440

BASIC EARNINGS PER SHARE	$1.79	$1.37

DILUTED EARNINGS PER SHARE	$1.79	$1.37

DIVIDENDS PER SHARE	$0.48	$0.42

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025		2024

	(In Thousands)

Net Income		$13,697		$10,440
Change in Accumulated Other Comprehensive Loss:
Unrealized holding gain (loss)
on securities available for sale	15,870		(8,779)
Less: reclassification adjustment
for realized gains	-		-
	15,870		(8,779)
Income tax effect	(3,333)		1,844
Net unrealized gain (loss)	12,537		(6,935)
Other comprehensive income (loss), net of tax		12,537		(6,935)
Comprehensive Income		$26,234		$3,505

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share and Per Share Data)
BALANCE - DECEMBER 31, 2023	$7,758	$28,246	$116,018	$(43,700)	$(2,667)	$105,655
Net income	-	-	10,440	-	-	10,440
Other comprehensive loss, net of tax	-	-	-	(6,935)	-	(6,935)
Dividend declared and paid, $0.42 per share	-	-	(3,199)	-	-	(3,199)
Common stock grants to directors, 18,843 shares	19	248	-	-	-	267
Common stock grants to officers, 10,800 shares and compensation expense recognized on stock grants, net of unearned compensation expense of $255	11	243	-	-	-	254
Shares issued under employee stock purchase plan, 4,766 shares	5	65	-	-	-	70
Purchase treasury stock, 4,351 shares at $16.50 per share	-	-	-	-	(72)	(72)
BALANCE - DECEMBER 31, 2024	$7,793	$28,802	$123,259	$(50,635)	$(2,739)	$106,480

BALANCE - DECEMBER 31, 2024	$7,793	$28,802	$123,259	$(50,635)	$(2,739)	$106,480
Net income	-	-	13,697	-	-	13,697
Other comprehensive income, net of tax	-	-	-	12,537	-	12,537
Dividend declared and paid, $0.48 per share	-	-	(3,669)	-	-	(3,669)
Common stock grants to directors, 16,845 shares	17	250	-	-	-	267
Common stock grants to officers, 9,025 shares and compensation expense recognized on stock grants, net of unearned compensation expense of $303	9	106	-	-	-	115
Shares issued under employee stock purchase plan, 4,098 shares	4	65	-	-	-	69
Purchase treasury stock, 615 shares at $18.34 per share	-	-	-	-	(11)	(11)
Purchase treasury stock under stock repurchase plan, 25,000 shares at $17.35 per share, 51,000 shares at $17.70 per share, 30,300 shares at $17.55 per share and 2,001 shares at $18.00 per share	-	-	-	-	(1,910)	(1,910)
BALANCE - DECEMBER 31, 2025	$7,823	$29,223	$133,287	$(38,098)	$(4,660)	$127,575

See notes to consolidated financial statements.

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,697	$10,440
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	109	(433)
Amortization of deferred loan costs	405	309
Depreciation	1,065	1,147
Net accretion of investment security premiums and discounts	(1,054)	(922)
Stock compensation expense	382	521
Net realized gain on sale of other real estate owned	(29)	-
Income on bank owned life insurance	(1,322)	(1,312)
Deferred income taxes	(76)	(46)
Increase in accrued interest receivable	(672)	(306)
Decrease in other assets	2,139	1,587
Decrease in accrued interest payable	(614)	(32)
Decrease in other liabilities	(1,197)	(1,009)
Net Cash Provided by Operating Activities	12,833	9,944
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(108,901)	(44,262)
Maturities, calls and principal repayments of securities available for sale	64,723	31,637
Net increase in loans	(23,430)	(14,554)
Net redemption of restricted investment in bank stock	612	795
Purchase of bank owned life insurance	-	(9,030)
Purchases of premises and equipment	(632)	(739)
Net Cash Used in Investing Activities	(67,628)	(36,153)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	87,293	76,726
Net increase (decrease) in securities sold under agreements to repurchase	4,985	(10,342)
Proceeds from Employee Stock Purchase Plan	69	70
Decrease in short-term borrowed funds	(15,625)	(19,375)
Purchase of treasury stock	(11)	(72)
Purchase of treasury stock under stock repurchase plan	(1,910)	-
Dividends paid	(3,669)	(3,199)
Net Cash Provided by Financing Activities	71,132	43,808
Net Increase in Cash and Cash Equivalents	16,337	17,599
CASH AND CASH EQUIVALENTS - BEGINNING	96,522	78,923
CASH AND CASH EQUIVALENTS - ENDING	$112,859	$96,522

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$29,652	$28,819
Federal income taxes paid	$2,900	$1,975
Other real estate sold through bank financing	$225	$-
Other real estate acquired in settlement of loans	$196	$-

Non-cash Investing and Financing Activities:
Right of use assets obtained in exchange for new operating lease liabilities	$222	$1,131

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2025. No impairment charge was taken related to the FHLB or ACBB restricted stock as of December 31, 2024.

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

Embassy Bancorp, Inc.

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

Allowance for Credit Losses

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the Consolidated Balance Sheets. The expected credit loss for unfunded lending commitments and unfunded loan commitments, if required, is reported on the Consolidated Balance Sheets in other liabilities while the provision for credit losses related to unfunded commitments is reported on the Consolidated Statements of Income in provision (credit) for credit losses.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include commercial real estate, commercial construction, commercial, residential real estate and consumer. The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company utilizes the Open Pool method in determining expected future credit losses. This technique considers losses over the full life cycle of loan pools. The loss rate method measures the amount of loan charge–offs, net of recoveries (“credit losses”), recognized over the life of a pool by loan segment and vintage and compares those credit losses to the original loan balance of that pool as of a similar vintage. A vintage is a group of loans originated in the same annual time period. To estimate a loss rate for the pool, management first identifies the credit losses recognized between the pool date and the reporting date for the pool and determines which credit losses were related to loans outstanding at the pool date. The loss rate method then divides the credit losses recognized on loans outstanding as of the pool date by the outstanding loan balance as of the pool

Embassy Bancorp, Inc.

date. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data.

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

Individually Evaluated Loans

On a loan-by-loan basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. Collateral dependent loans are those for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment, along with a 1% reserve on unused construction lines. As noted above, the allowance for credit losses on unfunded loan commitments, if required, is included in other liabilities on the Consolidated Balance Sheets and the related provision (credit) expense is recorded on the Consolidated Statements of Income in provision (credit) for credit losses. At December 31, 2025 and 2024, the allowance for credit losses on off-balance sheet commitments was $176 thousand and $92 thousand, respectively.

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale (“AFS”) that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company did not record an allowance for AFS securities on December 31, 2025 or December 31, 2024 as the investment portfolio consists primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable

Embassy Bancorp, Inc.

municipal bonds, government agency bonds and Treasury bonds in which credit risk is deemed minimal. The securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios, as well as the economic conditions at future reporting periods. See Note 2 – Securities Available For Sale.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the collectability of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets and totaled $2.6 million and $2.5 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $1.6 million and $1.1 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for credit losses at the time of acquisition. After foreclosure, valuations are periodically performed and the assets are carried at the lower of cost or fair value less cost to sell. Changes in the valuation allowance on foreclosed assets are included in other non-interest income. Costs to maintain the assets are included in other non-interest expenses. Any gain or loss realized upon disposal of other real estate owned is included in other non-interest income. No other real estate owned was recorded by the Company as of December 31, 2025 and 2024.

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

Embassy Bancorp, Inc.
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

	Year Ended December 31,
	2025	2024

	(Dollars In Thousands, Except Per Share Data)

Net income	$13,697	$10,440

Weighted average shares outstanding	7,632,842	7,614,258
Dilutive effect of potential common
shares, stock options	-	-
Diluted weighted average common
shares outstanding	7,632,842	7,614,258
Basic earnings per share	$1.79	$1.37
Diluted earnings per share	$1.79	$1.37

There were no stock options omitted from consideration in computing diluted earnings per common share for the years ended December 31, 2025 and December 31, 2024.

Embassy Bancorp, Inc.

Employee Benefit Plan

The Company has a 401(k) Plan (the “Plan”) for employees. All employees are eligible to participate after they have attained the age of 21 and have also completed 6 consecutive months of service during which at least 500 hours of service are completed. The employees may contribute up to the maximum percentage allowable by law of their compensation to the Plan, and the Company provides a match of fifty percent of the first 8% percent to eligible participating employees. Full vesting in the Plan is prorated equally over a four year period. The Company’s contributions to the Plan for the years ended December 31, 2025 and 2024 were $338 thousand and $318 thousand, respectively.

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

Embassy Bancorp, Inc.

mortgages on the secondary market, nor does it offer trust or investment brokerage services to its customers to generate fee income.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.  ASU No. 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024.  The ASU was adopted on a retrospective basis. The adoption of ASU 2023-09 did not have an impact on the Company’s consolidated financial statements.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2025 through the date these consolidated financial statements were available for issuance for items that should potentially be recognized or disclosed in these consolidated financial statements. Subsequent to year end, in January 2026 the Company purchased two (2) government agency bonds and one (1) mortgage-backed security totaling $7.5 million and in February 2026 the Company purchased two (2) Treasury bonds and one (1) mortgage-backed security totaling $7.0 million.

Reclassification

Certain amounts in the 2024 consolidated financial statements may have been reclassified to conform to 2025 presentation. These reclassifications had no effect on 2024 net income.

Embassy Bancorp, Inc.

Note 2 – Securities Available For Sale

The amortized cost and approximate fair values of securities available-for-sale were as follows at December 31, 2025 and 2024, respectively:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
December 31, 2025 :
U.S. Treasury securities	$75,484	$713	$-	$76,197
U.S. Government agency obligations	16,599	126	(4)	16,721
Municipal bonds	72,586	45	(11,605)	61,026
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	225,486	86	(37,586)	187,986
Total	$390,155	$970	$(49,195)	$341,930

December 31, 2024 :
U.S. Treasury securities	$34,777	$10	$(47)	$34,740
U.S. Government agency obligations	12,499	3	(56)	12,446
Municipal bonds	72,669	13	(14,682)	58,000
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	508	-	(72)	436
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	224,470	-	(49,264)	175,206
Total	$344,923	$26	$(64,121)	$280,828

The amortized cost and fair value of securities as of December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$28,466	$28,510
Due after one year through five years	66,230	66,966
Due after five years through ten years	9,489	8,979
Due after ten years	60,484	49,489
	164,669	153,944
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	225,486	187,986
	$390,155	$341,930

There were no sales of securities for the years ended December 31, 2025 and December 31, 2024.

Securities with a carrying value of $141.4 million and $152.4 million at December 31, 2025 and December 31, 2024, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and December 31, 2024, respectively:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2025 :	(In Thousands)
U.S. Government agency obligations	$2,496	$(4)	$-	$-	$2,496	$(4)
Municipal bonds	10,542	(549)	47,856	(11,056)	58,398	(11,605)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	9,844	(24)	171,122	(37,562)	180,966	(37,586)
Total Temporarily Impaired Securities	$22,882	$(577)	$218,978	$(48,618)	$241,860	$(49,195)

December 31, 2024 :
U.S. Treasury securities	$-	$-	$9,946	$(47)	$9,946	$(47)
U.S. Government agency obligations	5,009	(8)	2,437	(48)	7,446	(56)
Municipal bonds	13,433	(1,248)	43,888	(13,434)	57,321	(14,682)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - commercial	-	-	436	(72)	436	(72)
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	18	-	175,149	(49,264)	175,167	(49,264)
Total Temporarily Impaired Securities	$18,460	$(1,256)	$231,856	$(62,865)	$250,316	$(64,121)

The Company had one hundred eighty nine (189) securities in an unrealized loss position at December 31, 2025 and one hundred ninety seven (197) securities in an unrealized loss position at December 31, 2024. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors and the Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by credit of government agencies, and are a result of the increased market interest rates since the time of purchase, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at December 31, 2025 and December 31, 2024.

Embassy Bancorp, Inc.

Note 3 – Loans Receivable and Credit Quality

The following table presents the composition of loans receivable at December 31, 2025 and December 31, 2024, respectively:

	December 31,
	2025	2024

	(In Thousands)

Commercial real estate	$564,829	$536,594
Commercial construction	6,298	22,556
Commercial	30,824	39,384
Residential real estate	687,689	668,725
Consumer	620	475

Total Loans	1,290,260	1,267,734

Unearned net loan origination costs	980	688
Allowance for credit losses	(12,039)	(12,166)

Net Loans	$1,279,201	$1,256,256

The following tables detail the activity in the allowance for credit losses at December 31, 2025 and December 31, 2024, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

Allowance for credit losses	(In Thousands)

Year Ending December 31, 2025
Beginning Balance - December 31, 2024	$5,897	$257	$536	$5,446	$30	$12,166
Charge-offs	(136)	-	(15)	-	(1)	(152)
Recoveries	-	-	-	-	-	-
Provisions (credits) on loans	202	(193)	(66)	84	(2)	25
Ending Balance - December 31, 2025	$5,963	$64	$455	$5,530	$27	$12,039

Year Ending December 31, 2024
Beginning Balance - December 31, 2023	$6,108	$195	$920	$5,224	$14	$12,461
Charge-offs	-	-	-	-	(11)	(11)
Recoveries	240	-	-	-	1	241
Provisions (credits) on loans	(451)	62	(384)	222	26	(525)
Ending Balance - December 31, 2024	$5,897	$257	$536	$5,446	$30	$12,166

Embassy Bancorp, Inc.

The following tables represent the allocation for credit losses and the related loan portfolio disaggregated based on impairment methodology at December 31, 2025 and December 31, 2024:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

	(In Thousands)
December 31, 2025
Allowance for Credit Losses
Ending Balance	$5,963	$64	$455	$5,530	$27	$12,039
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$-	$-	$100	$-	$100
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$15	$-	$-	$15
Ending balance: collectively evaluated for impairment	$5,963	$64	$440	$5,430	$27	$11,924

Loans receivables:
Ending balance	$564,829	$6,298	$30,824	$687,689	$620	$1,290,260
Ending balance: individually evaluated for impairment - real estate collateral dependent	$554	$55	$-	$1,763	$-	$2,372
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$15	$-	$-	$15
Ending balance: collectively evaluated for impairment	$564,275	$6,243	$30,809	$685,926	$620	$1,287,873

December 31, 2024
Allowance for Credit Losses
Ending Balance	$5,897	$257	$536	$5,446	$30	$12,166
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$19	$-	$81	$-	$100
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$34	$-	$-	$34
Ending balance: collectively evaluated for impairment	$5,897	$238	$502	$5,365	$30	$12,032

Loans receivables:
Ending balance	$536,594	$22,556	$39,384	$668,725	$475	$1,267,734
Ending balance: individually evaluated for impairment - real estate collateral dependent	$1,335	$293	$-	$1,378	$-	$3,006
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$34	$-	$-	$34
Ending balance: collectively evaluated for impairment	$535,259	$22,263	$39,350	$667,347	$475	$1,264,694

Embassy Bancorp, Inc.

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025			December 31, 2024
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$554	$554		$1,335	$1,335
Commercial construction (1)	55	55		55	55
Commercial	-	-		-	-
Residential real estate (1)	1,201	1,204		959	963
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction (1)	-	-	-	238	238	19
Commercial (2)	15	15	15	34	34	34
Residential real estate (1)	562	562	100	419	419	81
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$554	$554	$-	$1,335	$1,335	$-
Commercial construction	55	55	-	293	293	19
Commercial	15	15	15	34	34	34
Residential real estate	1,763	1,766	100	1,378	1,382	81
Consumer	-	-	-	-	-	-
	$2,387	$2,390	$115	$3,040	$3,044	$134

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

Embassy Bancorp, Inc.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2025 by year of origination:

	2025	2024	2023	2022	2021	Prior	Revolving	Total

	(In Thousands)
Commercial
real estate
Pass	$61,483	$48,975	$57,134	$141,938	$49,261	$199,960	$5,524	$564,275
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	554	-	554
Total	61,483	48,975	57,134	141,938	49,261	200,514	5,524	564,829

Commercial
construction
Pass	3,407	1,750	1,060	-	-	26	-	6,243
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	55	55
Total	3,407	1,750	1,060	-	-	26	55	6,298

Commercial
Pass	6,014	4,674	1,140	1,980	379	8,459	7,282	29,928
Special Mention	-	142	-	208	131	15	400	896
Substandard	-	-	-	-	-	-	-	-
Total	6,014	4,816	1,140	2,188	510	8,474	7,682	30,824

Residential
real estate
Pass	86,973	66,032	52,927	79,384	131,541	238,877	30,307	686,041
Special Mention	-	-	-	-	-	395	-	395
Substandard	-	-	56	125	579	493	-	1,253
Total	86,973	66,032	52,983	79,509	132,120	239,765	30,307	687,689

Consumer
Pass	147	36	32	33	2	0	370	620
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	147	36	32	33	2	-	370	620
Total
Loans Receivable	$158,024	$121,609	$112,349	$223,668	$181,893	$448,779	$43,938	$1,290,260

The Company had gross charge-offs of $152 thousand during the year ended December 31, 2025. One (1) charge-off of $1 thousand was a consumer loan originated in 2022, one (1) charge-off of $15 thousand was a commercial loan originated in 2022, and one (1) charge-off of $136 thousand was a commercial real estate loan originated in 2021.

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

Embassy Bancorp, Inc.

The following table presents nonaccrual loans by classes of the loan portfolio:

	December 31, 2025	December 31, 2024

	(In Thousands)
Commercial real estate	$-	$136
Commercial construction	-	-
Commercial	-	15
Residential real estate	482	344
Consumer	-	-
Total	$482	$495

As of December 31, 2025, there were five (5) loans in non-accrual status in the amount of $482 thousand. These loans are all collateral dependent nonaccrual loans and did not have a required related allowance. There was interest income of $7 thousand recognized for the year ended December 31, 2025, on these non-accrual loans. As of December 31, 2024, there were five (5) loans in non-accrual status in the amount of $495 thousand, of which one (1) loan of $15 thousand is non-collateral dependent and required a related allowance of $15 thousand. The remaining collateral dependent nonaccrual loans did not have a required related allowance. There was interest income of $14 thousand recognized for the year ended December 31, 2024 on these non-accrual loans.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2025 and 2024, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

December 31, 2025	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$564,829	$564,829	$-
Commercial construction	-	-	-	-	6,298	6,298	-
Commercial	6	-	-	6	30,818	30,824	-
Residential real estate	432	246	-	678	687,011	687,689	-
Consumer	-	6	-	6	614	620	-
Total	$438	$252	$-	$690	$1,289,570	$1,290,260	$-
December 31, 2024
Commercial real estate	$-	$-	$136	$136	$536,458	$536,594	$-
Commercial construction	-	-	-	-	22,556	22,556	-
Commercial	-	-	15	15	39,369	39,384	-
Residential real estate	752	-	215	967	667,758	668,725	-
Consumer	-	-	-	-	475	475	-
Total	$752	$-	$366	$1,118	$1,266,616	$1,267,734	$-

At December 31, 2025, the Company had no foreclosed assets and no mortgage loans collateralized by residential real estate property in the process of foreclosure. At December 31, 2024, the Company had no foreclosed assets and had two (2) recorded investments in mortgage loans collateralized by residential real estate property in the process of foreclosure in the amount of $216 thousand.

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

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the allowance for credit losses. The Company had no new loan modifications to borrowers experiencing financial difficulties during the year ended December 31, 2025.

The following table presents new loan modifications for credit concerns during the year ended December 31, 2024:

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. There were $56 thousand and $136 thousand of modifications to borrowers experiencing financial difficulties that were outstanding at December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2025, there were $56 thousand of modifications to borrowers experiencing financial difficulties that experienced a payment default (loans ninety days or more past due) within the prior twelve months. This modification has since been brought current. There were no modifications to borrowers experiencing financial difficulties that experienced a payment default (loans ninety days or more past due) within the prior twelve months during the year ended December 31, 2024.

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

Embassy Bancorp, Inc.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2025	2024

	(In Thousands)

Commitments to grant loans, fixed	$6,810	$747
Commitments to grant loans, variable	450	3,775
Unfunded commitments under lines of credit, fixed	20,240	23,488
Unfunded commitments under lines of credit, variable	170,545	145,880
Standby letters of credit	6,733	6,628

Total	$204,778	$180,518

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

At December 31, 2025 there was an allowance for credit losses of $176 thousand required for off balance sheet arrangements, as compared to $92 thousand of allowance for credit losses required for off-balance sheet arrangements at December 31, 2024.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2025 and 2024 was $6.7 million and $6.6 million, respectively, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $5.6 million and $4.9 million, respectively. The current amount of the liability as of December 31, 2025 and 2024 for guarantees under standby letters of credit issued is not considered material.

Embassy Bancorp, Inc.

Note 5 - Bank Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
	2025	2024

	(In Thousands)

Furniture, fixtures and equipment	$4,110	$3,968
Leasehold improvements	4,278	4,266
Buildings	1,169	1,169
Computer equipment and data processing software	1,546	1,388
Automobiles	227	228

	11,330	11,019
Accumulated depreciation	(8,451)	(7,697)

	$2,879	$3,322

Note 6 – Deposits

The components of deposits:

	December 31,
	2025	2024

	(In Thousands)

Demand, non-interest bearing	$357,220	$351,371
Demand, NOW and money market, interest bearing	281,285	270,775
Savings	449,883	444,102
Time, $250 thousand and over	184,378	167,615
Time, other	367,486	319,096
Total deposits	$1,640,252	$1,552,959

At December 31, 2025, the scheduled maturities of time deposits are as follows (in thousands):

2026	$522,073
2027	23,029
2028	5,867
2029	130
2030	765

$551,864

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

	2025	2024

	(Dollars In Thousands)

Balance outstanding at December 31	$9,880	$4,895
Weighted average interest rate at the end of the year	0.949%	2.727%
Average daily balance during the year	$9,176	$17,360
Weighted average interest rate during the year	1.571%	3.137%
Maximum month-end balance during the year	$14,077	$21,563

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

Embassy Bancorp, Inc.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2025 and December 31, 2024:

			Net Amounts
	Gross	Gross Amounts	of Liabilities
	Amounts of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount

	(In Thousands)
December 31, 2025
Repurchase Agreements:
Corporate Institutions	$9,880	$-	$9,880	$(9,880)	$-	$-

December 31, 2024
Repurchase Agreements:
Corporate Institutions	$4,895	$-	$4,895	$(4,895)	$-	$-

As of December 31, 2025 and December 31, 2024, the fair value of securities pledged was $21.2 million and $38.1 million, respectively.

Note 8 – Short-term and Long-term Borrowings

Federal funds purchased and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At December 31, 2025, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $711.4 million, of which $711.2 million is available for borrowing at December 31, 2025 due to an outstanding letter of credit in amount of $160 thousand. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. There were no FHLB short-term or long term advances outstanding as of December 31, 2025. There were $15.6 million short-term FHLB advances outstanding and no long-term FHLB advances outstanding as of December 31, 2024. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank also has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at December 31, 2025 and December 31, 2024. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at December 31, 2025 and December 31, 2024. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible ratio drop below 2%. If the Company’s net tangible ratio drops below 0%, the commitment is canceled.

Note 9 - Employment Agreements and Supplemental Executive Retirement Plans

The Company has entered into employment agreements with its Chief Executive Officer and First Executive Officer.

The Company has an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers that provides for payments upon retirement, death, or disability. As of December 31, 2025 and 2024, other liabilities include $8.4 million and $8.1 million, respectively, accrued under these plans. For the years ended December 31, 2025 and 2024, $467 thousand and $470 thousand, respectively, were expensed under these plans.

Embassy Bancorp, Inc.

Note 10 - Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

At the Company’s annual meeting on June 20, 2019, the shareholders approved the amendment and restatement of the Embassy Bancorp, Inc. 2010 Stock Incentive Plan (the “SIP”), which was originally adopted by the Company’s shareholders effective June 16, 2010, to replenish the number of shares of common stock available for issuance under the SIP and extend the term of the SIP for another ten (10) years. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, stock appreciation rights, restricted stock, and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP increased from 500,000 to 756,356 (in order to replenish the shares that were previously issued). The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of merger, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At December 31, 2025, there were 338,485 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over a service period of three years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the SIP and through the Company’s restricted stock grants activity for the year ended December 31, 2025, there have been 301,628 awards granted. During the years ended December 31, 2025 and 2024 there were 25,870 and 29,643 awards granted, respectively. During the years ended December 31, 2025 and 2024 the Company recognized $382 thousand and $521 thousand, respectively, in compensation expense for the restricted stock awards.

Embassy Bancorp, Inc.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2025 and 2024 are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2023	21,435	$15.26
Granted	29,643	15.01
Vested	(37,632)	16.00
Forfeited	-	-

Non-Vested at December 31, 2024	13,446	$16.99
Granted	25,870	16.60
Vested	(23,091)	17.79
Forfeited	-	-

Non-Vested at December 31, 2025	16,225	$17.32

Historically, the Company has granted stock options to purchase shares of stock to certain executive officers under individual agreements and/or in accordance with their respective employment agreements. There were no stock options granted and no outstanding options as of December 31, 2025 and December 31, 2024.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the plan, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 90% of the fair market value of such shares on the date of purchase. The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the plan, of which 35,356 shares have been issued as of December 31, 2025. The Company recognized discount expense in relation to the employee stock purchase plan of $4 thousand during the years ending December 31, 2025 and 2024.

Embassy Bancorp, Inc.

Note 11 – Other Comprehensive Income (Loss)

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Year Ended December 31,
	2025			2024

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding gains (losses) on securities available for sale	$15,870	$(3,333)	$12,537	$(8,779)	$1,844	$(6,935)
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income (loss)	$15,870	$(3,333)	$12,537	$(8,779)	$1,844	$(6,935)

(A) Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income.
(B) Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the years ended December 31, 2025 and 2024.

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale

(In Thousands)
Year Ended December 31, 2025 and 2024
Balance January 1, 2025	$(50,635)
Other comprehensive income before reclassifications	12,537
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive income during the period	12,537
Balance December 31, 2025	$(38,098)

Balance January 1, 2024	$(43,700)
Other comprehensive loss before reclassifications	(6,935)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss during the period	(6,935)
Balance December 31, 2024	$(50,635)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total, Tier 1 common capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2025, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2025 and 2024 are presented below:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2025:
Total capital (to risk-weighted assets)	$177,667	15.4%	$	≥	92,033	≥	8.0%	$	≥	115,041	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	165,452	14.4		≥	51,768	≥	4.5		≥	74,777	≥	6.5
Tier 1 capital (to risk-weighted assets)	165,452	14.4		≥	69,024	≥	6.0		≥	92,033	≥	8.0
Tier 1 capital (to average assets)	165,452	9.1		≥	73,050	≥	4.0		≥	91,313	≥	5.0

December 31, 2024:
Total capital (to risk-weighted assets)	$169,150	14.9%	$	≥	90,621	≥	8.0%	$	≥	113,276	≥	10.0%
Tier 1 common capital (to risk-weighted assets)	156,892	13.9		≥	50,974	≥	4.5		≥	73,629	≥	6.5
Tier 1 capital (to risk-weighted assets)	156,892	13.9		≥	67,965	≥	6.0		≥	90,621	≥	8.0
Tier 1 capital (to average assets)	156,892	9.0		≥	69,423	≥	4.0		≥	86,778	≥	5.0

Embassy Bancorp, Inc.

The Company’s actual capital amounts and ratios at December 31, 2025 and 2024 are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount			Ratio

	(Dollar Amounts in Thousands)

December 31, 2025:
Total capital (to risk-weighted assets)	$177,888	15.5%	$	≥	92,012	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	165,673	14.4		≥	51,757	≥	4.5
Tier 1 capital (to risk-weighted assets)	165,673	14.4		≥	69,009	≥	6.0
Tier 1 capital (to average assets)	165,673	9.1		≥	73,053	≥	4.0

December 31, 2024:
Total capital (to risk-weighted assets)	$169,373	15.0%	$	≥	90,602	≥	8.0%
Tier 1 common capital (to risk-weighted assets)	157,115	13.9		≥	50,963	≥	4.5
Tier 1 capital (to risk-weighted assets)	157,115	13.9		≥	67,951	≥	6.0
Tier 1 capital (to average assets)	157,115	9.1		≥	69,425	≥	4.0

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at December 31, 2025 and 2024 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$76,197	$-	$76,197
U.S. Government agency obligations	-	16,721	-	16,721
Municipal bonds	-	61,026	-	61,026
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	187,986	-	187,986
December 31, 2025 Securities available for sale	$-	$341,930	$-	$341,930

U.S. Treasury securities	$-	$34,740	$-	$34,740
U.S. Government agency obligations	-	12,446	-	12,446
Municipal bonds	-	58,000	-	58,000
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - commercial	-	436	-	436
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	175,206	-	175,206
December 31, 2024 Securities available for sale	$-	$280,828	$-	$280,828

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

Embassy Bancorp, Inc.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and 2024 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(In Thousands)

December 31, 2025 Loans individually evaluated for credit losses	$-	$-	$462	$462
December 31, 2024 Loans individually evaluated for credit losses	$-	$-	$557	$557

Loans individually evaluated for credit losses are those that are accounted for under existing FASB guidance, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Fair values may also include qualitative adjustments by management based on economic conditions and liquidation expenses. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

At December 31, 2025, of the loans individually evaluated for credit losses having an aggregate balance of $2.4 million, $1.8 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $577 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $115 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2025 and December 31, 2024, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

Embassy Bancorp, Inc.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

(Dollars In Thousands)
December 31, 2025:
Loans individually evaluated for credit losses	$462	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-20.6%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.9%)
December 31, 2024:
Loans individually evaluated for credit losses	$557	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-25.0%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -7.5% (-7.5%)

(1)	Appraisals may be adjusted by management for qualitative factors including economic conditions and the age of the appraisal.
The range and weighted average of appraisal adjustments are presented as a percent of the appraisal.
(2)	Appraisals and pending agreements of sale are adjusted by management for liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal or pending agreement of sale.

Embassy Bancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2025 and 2024:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
December 31, 2025:
Financial assets:
Cash and cash equivalents	$112,859	$112,859	$112,859	$-	$-
Securities available-for-sale	341,930	341,930	-	341,930	-
Loans receivable, net of allowance	1,279,201	1,194,392	-	-	1,194,392
Restricted investments in bank stock	1,051	1,051	-	1,051	-
Accrued interest receivable	4,276	4,276	-	4,276	-
Financial liabilities:
Deposits	1,640,252	1,638,830	-	1,638,830	-
Securities sold under agreements to
repurchase and federal funds purchased	9,880	9,880	-	9,880	-
Short-term borrowings	-	-	-	-	-
Accrued interest payable	7,198	7,198	-	7,198	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2024:
Financial assets:
Cash and cash equivalents	$96,522	$96,522	$96,522	$-	$-
Securities available-for-sale	280,828	280,828	-	280,828	-
Loans receivable, net of allowance	1,256,256	1,155,247	-	-	1,155,247
Restricted investments in bank stock	1,663	1,663	-	1,663	-
Accrued interest receivable	3,604	3,604	-	3,604	-
Financial liabilities:
Deposits	1,552,959	1,550,360	-	1,550,360	-
Securities sold under agreements to
repurchase and federal funds purchased	4,895	4,895	-	4,895	-
Short-term borrowings	15,625	15,625	-	15,625	-
Accrued interest payable	7,812	7,812	-	7,812	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

Note 14 - Transactions with Executive Officers, Directors and Principal Stockholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families, and affiliated companies (commonly referred to as related parties).

Embassy Bancorp, Inc.

Related parties were indebted to the Company for loans totaling $16.5 million and $14.7 million at December 31, 2025 and 2024. During 2025, loans totaling $3.5 million were disbursed and loan repayments totaled $1.7 million.

Deposits with related parties were $13.2 million and $13.0 million at December 31, 2025 and 2024, respectively.

Fees paid to related parties for legal services for the years ended December 31, 2025 and 2024 were approximately $104 thousand and $112 thousand, respectively. The Company leases its main banking office from an investment group comprised of related parties and its West Broad Street office also from a related party, as disclosed in Note 15.

Note 15 - Lease Commitments

The Company’s leases are all classified as operating leases. Currently, many of these leases contain renewal options. The Company has reviewed and based the right of use assets and lease liabilities on the present value of unpaid future minimum lease payments. Additionally, the amounts for the branch leases were impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. The Company used the FHLB advance rates to calculate the discount rate in their review because none of the Company’s leases provided an implicit rate. At December 31, 2025 and 2024 the weighted average discount rate for all operating leases was 3.50% and 3.46%, respectively, with branch leases having a weighted average discount rate of 3.50% and 3.47%, respectively, and equipment leases having a weighted average discount rate of 4.40% and 2.24%, respectively. These leases expire at various dates through December 2032. All operating equipment leases do not have renewal language in their contracts and therefore use the current term. As of December 31, 2025 and 2024, the operating leases overall had a weighted average lease term of 3.67 and 4.21 years, respectively, with the branch leases having a weighted average life of 3.67 and 4.23 years, respectively, and equipment leases having a weighted average life of 3.25 and 2.06 years, respectively.

At December 31, 2025, the Company had right of use assets of $4.5 million (included in other assets) and lease liabilities of $4.5 million (included in other liabilities) and at December 31, 2024, the Company had right of use assets of $6.0 million (included in other assets) and lease liabilities of $6.0 million (included in other liabilities). The cost for operating leases was $1.9 million and $1.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. Operating cash flow paid for lease liabilities was $1.9 million for the years ended December 31, 2025 and December 31, 2024.

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

Embassy Bancorp, Inc.

A reconciliation of operating lease liabilities by minimum lease payments by year and in aggregate and discount amounts in aggregate, as of December 31, 2025, are as follows:

	Branch Leases		Equipment
	Third Parties	Related Parties	Leases	Total
	(In Thousands)
2026	$1,205	$707	$4	$1,916
2027	847	104	4	955
2028	812	49	4	865
2029	646	49	-	695
2030	207	49	-	256
Thereafter	126	12	-	138
Total Payments	3,843	970	12	4,825
Less: Discount Amount	264	37	1	302
Total Lease Liability	$3,579	$933	$11	$4,523

Rent expense to related parties was $661 thousand for the years ended December 31, 2025 and 2024, respectively, as described in Note 14.

Note 16 - Federal Income Taxes

The Company operates exclusively in the United States and had no foreign income, foreign income tax expense, or foreign income taxes paid for the years ended December 31, 2025 and 2024.

The Company operates in the Commonwealth of Pennsylvania, which does not have net income tax for banks, instead operating with a bank shares tax. Accordingly, state related income tax disclosures are not considered material.

The components of income tax expense are as follows:

	Year Ended December 31,
	2025	2024

	(In Thousands)

Current	$2,975	$2,115
Deferred	(76)	(46)
Income Tax Expense	$2,899	$2,069

Embassy Bancorp, Inc.

A reconciliation of the statutory federal income tax at a rate of 21% as of December 31, 2025 and December 31, 2024 to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2025		2024

	(In Thousands)

	Dollar	%	Dollar	%
Federal income tax at statutory rate	$3,485	21.0%	$2,627	21.0%
Nontaxable or nondeductible items:
Tax-exempt interest	(356)	(2.1)%	(334)	(2.7)%
Bank owned life insurance	(260)	(1.6)%	(266)	(2.1)%
Other	30	0.2%	42	0.3%
Income Tax Expense	$2,899	17.5%	$2,069	16.5%

The Company evaluates its tax positions which is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2025 and 2024, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

Embassy Bancorp, Inc.

The components of the net deferred tax asset (included in other assets) are as follows:

	December 31,
	2025	2024

	(In Thousands)

Deferred tax assets:
Allowance for credit losses	$2,565	$2,574
Deferred compensation	1,760	1,695
Lease liability	950	1,264
Premises and equipment	36	-
Unrealized loss on securities available for sale	10,127	13,460
Other	19	13

Total Deferred Tax Assets	15,457	19,006

Deferred tax liabilities:
Premises and equipment	-	25
Prepaid assets	320	319
Deferred loan costs	622	586
Right of use asset	951	1,256

Total Deferred Tax Liabilities	$1,893	$2,186

Net Deferred Tax Asset	$13,564	$16,820

Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Embassy Bancorp, Inc.

Note 17 – Parent Company Only Financial

Condensed financial information pertaining only to the parent company, Embassy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2025	2024
	(In Thousands)
ASSETS

Cash	$670	$611
Other assets	61	52
Investment in subsidiary	127,354	106,257
Total Assets	$128,085	$106,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$510	$440
Stockholders’ equity	127,575	106,480
Total Liabilities and Stockholders’ Equity	$128,085	$106,920

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ending December 31,
	2025	2024
	(In Thousands)

Other expenses	$(738)	$(623)
Equity in net income of banking subsidiary	14,287	10,938
Income before income taxes	13,549	10,315
Income tax benefit	148	125
Net income	$13,697	$10,440

Equity in other comprehensive income (loss) of banking subsidiary	12,537	(6,935)
Comprehensive Income	$26,234	$3,505

Embassy Bancorp, Inc.

STATEMENTS OF CASH FLOWS

	Years Ending December 31,
	2025	2024
	(In Thousands)

Cash Flows from Operating Activities:
Net income	$13,697	$10,440
Adjustments to reconcile net income to net cash used in
operating activities:
Stock compensation expense	382	521
Net change in other assets and liabilities	61	1
Equity in net income of banking subsidiary	(14,287)	(10,938)
Net Cash (Used in) Provided By Operating Activities	(147)	24

Cash Flows Provided By Investing Activities:
Dividend from banking subsidiary	5,727	3,345

Cash Flows from Financing Activities:
Proceeds from employee stock purchase plan	69	70
Purchase of treasury stock	(11)	(72)
Purchase of treasury stock under stock repurchase plan	(1,910)	-
Dividends paid	(3,669)	(3,199)

Net Cash Used in Financing Activities	(5,521)	(3,201)
Net Increase in Cash	59	168
Cash – Beginning	611	443

Cash - Ending	$670	$611

Embassy Bancorp, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, First Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2025. Based upon that evaluation, the Chief Executive Officer, First Executive Officer and Chief Financial Officer concluded, as of December 31, 2025, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 51 of this report, and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Embassy Bancorp, Inc.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Part III, Item 10, is incorporated herein by reference to the information under the captions “Governance of the Company,” “Board of Directors,” “Information as to Nominees and Directors,” “Executive Officers,” “Nominating Process,” “Code of Conduct (Ethics),” “Committees of the Board of Directors”, “Report of Audit Committee” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2026 annual meeting of shareholders.

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

Item 11. EXECUTIVE COMPENSATION.

The information required by Part III, Item 11, is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation,” “Agreements with Executive Officers,” “Pay versus Performance Disclosure,” and “Pay versus Performance Table” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2026 annual meeting of shareholders.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Part III, Item 12, is incorporated herein by reference to the information under Item 5 of this report and the information under the caption “Information Concerning Share Ownership” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2026 annual meeting of shareholders.

The following table sets forth information about options outstanding under the Company’s shareholder approved Stock Incentive Plan, as of December 31, 2025:

	Number of Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Shares remaining available for future issuance
Equity Compensation Plans and Individual Employment Agreements	-	N/A	338,485

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Part III, Item 13, is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2026 annual meeting of shareholders.

Embassy Bancorp, Inc.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Part III, Item 14, is incorporated herein by reference to the information under the captions “Independent Registered Public Accounting Firm”, “Fees of Independent Public Accountants” and “Report of Audit Committee” in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2026 annual meeting of shareholders.

Embassy Bancorp, Inc.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended (conformed) (Incorporated by reference to Exhibit 3.1 of Registrant's Form 10-K filed on March 18, 2022).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-K filed on March 18, 2022).
4.1	Description of the Company's Securities (Incorporated by reference to Exhibit 4.1 of Registrant's Form 10-K filed on March 18, 2022).
10.1	Amended and Restated Embassy Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K filed on March 17, 2025).
10.2	Form of Stock Option Grant Agreement – Directors (Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed on March 18, 2022).
10.3	Form of Stock Option Grant Agreement – Executive Officers (Incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K filed on March 18, 2022).
10.4	Lease Agreement dated June 11, 2001 for the Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-K filed on March 12, 2021).
10.5	Lease Addendum dated January 1, 2005 for additional space in Rte. 512 Bethlehem office, Bethlehem, PA (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-K filed on March 12, 2021).
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
10.15

Amendment No. 2 to Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and David M. Lobach, Jr., dated January 1, 2013 (Incorporated by reference to Exhibit 10.15 of Registrant's Form 10-K filed on March 17, 2025).

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

10.18

Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan Agreement between Embassy Bank for the Lehigh Valley and Judith A. Hunsicker, dated January 1, 2013 (Incorporated by reference to Exhibit 10.18 of Registrant's Form 10-K filed on March 17, 2025).

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

19	Insider Trading Policy (Incorporated by reference to Exhibit 19 of Registrant's Form 10-K filed on March 17, 2025).

Embassy Bancorp, Inc.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. (Continued)

Exhibit
Number	Description
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Tilly US, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL - Related Documents

No. Description
101. INS	XBRL Instance Document. *
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL
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

EMBASSY BANCORP, INC.

Dated: March 16, 2026	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
Chairman, President and Chief Executive Officer

Dated: March 16, 2026	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer, Chief Operating Officer and Secretary

Dated: March 16, 2026	By:	/s/ Jeffrey C. Skumin
Jeffrey C. Skumin
Executive Vice President and Chief Financial Officer

Embassy Bancorp, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2026	/s/ Frank Banko III
Frank Banko III, Director

Dated: March 16, 2026	/s/ Geoffrey F. Boyer
Geoffrey F. Boyer, Director

Dated: March 16, 2026
John G. Englesson, Director

Dated: March 16, 2026	/s/ Bernard M. Lesavoy
Bernard M. Lesavoy, Director

Dated: March 16, 2026	/s/ David M. Lobach, Jr.
David M. Lobach, Jr., Director and Chairman of the Board

Dated: March 16, 2026	/s/ John C. Pittman
John C. Pittman, Director

Dated: March 16, 2026	/s/ Patti Gates Smith
Patti Gates Smith, Director

Dated: March 16, 2026	/s/ John T. Yurconic
John T. Yurconic, Director