Form 10-Q
period 2026-03-31
Embassy Bancorp, Inc.
filed 2026-05-13
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of May 8, 2026	($1.00 Par Value)	7,414,465
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	March 31,	December 31,
ASSETS	2026	2025

	(In Thousands, Except Share Data)
Cash and due from banks	$15,009	$13,459
Interest bearing demand deposits with banks	125,824	98,400
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	141,833	112,859
Securities available for sale	349,606	341,930
Restricted investment in bank stock	1,051	1,051
Loans receivable, net of allowance for credit losses of $12,096 in 2026; $12,039 in 2025	1,283,791	1,279,201
Premises and equipment, net of accumulated depreciation	2,785	2,879
Bank owned life insurance	38,182	37,974
Accrued interest receivable	4,282	4,276
Other assets	20,442	20,409
Total Assets	$1,841,972	$1,800,579
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$369,957	$357,220
Interest bearing	1,311,871	1,283,032
Total Deposits	1,681,828	1,640,252
Securities sold under agreements to repurchase	12,708	9,880
Accrued interest payable	7,635	7,198
Other liabilities	14,994	15,674
Total Liabilities	1,717,165	1,673,004
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2026 issued 7,839,743 shares; outstanding 7,414,465 shares;
2025 issued 7,822,622 shares; outstanding 7,547,344 shares;	7,840	7,823
Surplus	29,565	29,223
Retained earnings	137,026	133,287
Accumulated other comprehensive loss	(42,005)	(38,098)
Treasury stock, at cost: 425,278 and 275,278 shares at March 31, 2026 and
December 31, 2025, respectively	(7,619)	(4,660)
Total Stockholders' Equity	124,807	127,575
Total Liabilities and Stockholders' Equity	$1,841,972	$1,800,579

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2026	2025

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$14,968	$13,959
Securities, taxable	2,326	1,970
Securities, non-taxable	298	297
Short-term investments, including federal funds sold	912	712
Total Interest Income	18,504	16,938
INTEREST EXPENSE
Deposits	7,037	7,063
Securities sold under agreements to repurchase and federal
funds purchased	26	45
Short-term borrowings	-	2
Total Interest Expense	7,063	7,110
Net Interest Income	11,441	9,828
PROVISION FOR CREDIT LOSSES	20	47
Net Interest Income after Provision for Credit Losses	11,421	9,781
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	67	69
Debit card interchange fees	234	216
Other service fees	207	173
Bank owned life insurance	208	171
Total Other Non-Interest Income	716	629
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,865	3,588
Occupancy and equipment	1,146	1,092
Data processing	960	741
Advertising and promotion	253	224
Professional fees	288	299
FDIC insurance	210	195
Loan & real estate	56	75
Charitable contributions	243	224
Other	538	464
Total Other Non-Interest Expenses	7,559	6,902

Income Before Income Taxes	4,578	3,508
INCOME TAX EXPENSE	839	621
Net Income	$3,739	$2,887

BASIC EARNINGS PER SHARE	$0.50	$0.38

DILUTED EARNINGS PER SHARE	$0.50	$0.38

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2026		2025

	(In Thousands)

Net Income		$3,739		$2,887
Change in Accumulated Other Comprehensive Loss:
Unrealized holding (loss) gain on securities available for sale	(4,946)		3,487
Less: reclassification adjustment for realized gains	-		-
	(4,946)		3,487
Income tax effect	1,039		(732)
Net unrealized (loss) gain	(3,907)		2,755
Other comprehensive (loss) income, net of tax		(3,907)		2,755
Comprehensive (Loss) Income		$(168)		$5,642

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2026
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2025	$7,823	$29,223	$133,287	$(38,098)	$(4,660)	$127,575
Net income	-	-	3,739	-	-	3,739
Other comprehensive loss, net of tax	-	-	-	(3,907)	-	(3,907)
Common stock grants to directors, 16,031 shares	16	294	-	-	-	310
Compensation expense recognized on stock grants, net of unearned compensation expense of $275	-	28	-	-	-	28
Shares issued under employee stock purchase plan, 1,090 shares	1	20	-	-	-	21
Purchase of treasury stock under stock repurchase plan, 125,000 shares at $19.70 per share and 25,000 shares at $19.55 per share	-	-	-	-	(2,959)	(2,959)
BALANCE - MARCH 31, 2026	$7,840	$29,565	$137,026	$(42,005)	$(7,619)	$124,807

	Three Months Ended March 31, 2025
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2024	$7,793	$28,802	$123,259	$(50,635)	$(2,739)	$106,480
Net income	-	-	2,887	-	-	2,887
Other comprehensive income, net of tax	-	-	-	2,755	-	2,755
Common stock grants to directors, 16,845 shares	17	250	-	-	-	267
Compensation expense recognized on stock grants, net of unearned compensation expense of $223	-	32	-	-	-	32
Shares issued under employee stock purchase plan, 1,005 shares	1	15	-	-	-	16
BALANCE - MARCH 31, 2025	$7,811	$29,099	$126,146	$(47,880)	$(2,739)	$112,437

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,739	$2,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20	47
Amortization of deferred loan costs	106	86
Depreciation	269	260
Net accretion of investment security premiums and discounts	(190)	(308)
Stock compensation expense	338	299
Income on bank owned life insurance	(208)	(171)
Increase in accrued interest receivable	(6)	(221)
Decrease in other assets	1,006	1,334
Increase (decrease) in accrued interest payable	437	(961)
Decrease in other liabilities	(680)	(568)
Net Cash Provided by Operating Activities	4,831	2,684
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(34,309)	(66,482)
Maturities, calls and principal repayments of securities available for sale	21,877	24,094
Net increase in loans	(4,716)	(4,665)
Net redemption of restricted investment in bank stock	-	625
Purchases of premises and equipment	(175)	(78)
Net Cash Used in Investing Activities	(17,323)	(46,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	41,576	58,988
Net increase in securities sold under agreements to repurchase	2,828	1,824
Decrease in short-term borrowings	-	(15,625)
Proceeds from Employee Stock Purchase Plan	21	16
Purchase of treasury stock under stock repurchase plan	(2,959)	-
Net Cash Provided by Financing Activities	41,466	45,203
Net Increase in Cash and Cash Equivalents	28,974	1,381
CASH AND CASH EQUIVALENTS - BEGINNING	112,859	96,522
CASH AND CASH EQUIVALENTS - ENDING	$141,833	$97,903

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$6,626	$8,071

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Certain amounts in the 2025 consolidated financial statements may have been reclassified to conform to 2026 presentation. These reclassifications had no effect on 2025 net income.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies of the Company as applied in the interim financial statements presented herein are substantially the same as those followed on an annual basis as presented in the Company’s Form 10-K for the year ended December 31, 2025.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At March 31, 2026 and December 31, 2025, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
March 31, 2026:
U.S. Treasury securities	$73,059	$268	$(68)	$73,259
U.S. Government agency obligations	21,642	39	(138)	21,543
Municipal bonds	72,567	20	(13,122)	59,465
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	235,509	3	(40,173)	195,339
Total	$402,777	$330	$(53,501)	$349,606

December 31, 2025:
U.S. Treasury securities	$75,484	$713	$-	$76,197
U.S. Government agency obligations	16,599	126	(4)	16,721
Municipal bonds	72,586	45	(11,605)	61,026
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	225,486	86	(37,586)	187,986
Total	$390,155	$970	$(49,195)	$341,930

The amortized cost and fair value of securities as of March 31, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
March 31, 2026:
Due in one year or less	$32,973	$33,024
Due after one year through five years	60,356	60,404
Due after five years through ten years	13,475	12,778
Due after ten years	60,464	48,061
	167,268	154,267
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	235,509	195,339
Total	$402,777	$349,606

There were no sales of securities for the three months ended March 31, 2026 and 2025.

Securities with a carrying value of $139.4 million and $141.4 million at March 31, 2026 and December 31, 2025, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2026:	(In Thousands)
U.S. Treasury securities	$24,906	$(68)	$-	$-	$24,906	$(68)
U.S. Government agency obligations	12,312	(138)	-	-	12,312	(138)
Municipal bonds	10,579	(720)	46,281	(12,402)	56,860	(13,122)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage-backed securities -
residential	27,933	(370)	165,314	(39,803)	193,247	(40,173)
Total Temporarily Impaired Securities	$75,730	$(1,296)	$211,595	$(52,205)	$287,325	$(53,501)
	.
December 31, 2025:
U.S. Government agency obligations	$2,496	$(4)	$-	$-	$2,496	$(4)
Municipal bonds	10,542	(549)	47,856	(11,056)	58,398	(11,605)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage-backed securities -
residential	9,844	(24)	171,122	(37,562)	180,966	(37,586)
Total Temporarily Impaired Securities	$22,882	$(577)	$218,978	$(48,618)	$241,860	$(49,195)

The Company had two hundred ten (210) securities in an unrealized loss position at March 31, 2026 and one hundred eighty-nine (189) securities in an unrealized loss position at December 31, 2025. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors. The Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis without realizing losses on these securities. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by the credit of government agencies, and are a result of the increased market interest rates since the time of purchase, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at March 31, 2026 and December 31, 2025.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.0 million as of March 31, 2026 and December 31, 2025. The Bank had ACBB stock at a carrying value of $40 thousand at March 31, 2026 and December 31, 2025.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of March 31, 2026.

Note 5 – Loans and Credit Quality

The following table presents the composition of loans receivable at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026		December 31, 2025
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$562,468	43.44%	$564,829	43.78%
Commercial construction	9,814	0.76%	6,298	0.49%
Commercial	31,305	2.42%	30,824	2.39%
Residential real estate	690,690	53.33%	687,689	53.29%
Consumer	629	0.05%	620	0.05%
Total loans	1,294,906	100.00%	1,290,260	100.00%
Unearned origination fees	981		980
Allowance for credit losses	(12,096)		(12,039)
Net Loans	$1,283,791		$1,279,201

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of March 31, 2026 by year of origination:

	2026	2025	2024	2023	2022	Prior	Revolving	Total

	(In Thousands)
Commercial
real estate
Pass	$6,629	$61,480	$48,268	$56,437	$140,739	$242,633	$5,739	$561,925
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	543	-	543
Total	6,629	61,480	48,268	56,437	140,739	243,176	5,739	562,468

Commercial
construction
Pass	304	8,290	79	1,060	-	26	-	9,759
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	55	55
Total	304	8,290	79	1,060	-	26	55	9,814

Commercial
Pass	4,002	4,511	4,116	1,071	1,760	8,420	6,648	30,528
Special Mention	387	-	132	-	170	88	-	777
Substandard	-	-	-	-	-	-	-	-
Total	4,389	4,511	4,248	1,071	1,930	8,508	6,648	31,305

Residential
real estate
Pass	26,451	82,269	64,179	48,516	77,632	359,779	30,246	689,072
Special Mention	-	-	-	-	-	388	-	388
Substandard	-	-	-	54	123	1,053	-	1,230
Total	26,451	82,269	64,179	48,570	77,755	361,220	30,246	690,690

Consumer
Pass	11	128	19	29	27	1	408	623
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	6	-	-	-	-	6
Total	11	128	25	29	27	1	408	629
Total
Loans Receivable	$37,784	$156,678	$116,799	$107,167	$220,451	$612,931	$43,096	$1,294,906

The Company had gross charge-offs of $6 thousand during three months ended March 31, 2026. This $6 thousand gross charge-off was due to one (1) commercial loan originated in 2014.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of December 31, 2025 by year of origination:

	2025	2024	2023	2022	2021	Prior	Revolving	Total

	(In Thousands)
Commercial
real estate
Pass	$61,483	$48,975	$57,134	$141,938	$49,261	$199,960	$5,524	$564,275
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	554	-	554
Total	61,483	48,975	57,134	141,938	49,261	200,514	5,524	564,829

Commercial
construction
Pass	3,407	1,750	1,060	-	-	26	-	6,243
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	55	55
Total	3,407	1,750	1,060	-	-	26	55	6,298

Commercial
Pass	6,014	4,674	1,140	1,980	379	8,459	7,282	29,928
Special Mention	-	142	-	208	131	15	400	896
Substandard	-	-	-	-	-	-	-	-
Total	6,014	4,816	1,140	2,188	510	8,474	7,682	30,824

Residential
real estate
Pass	86,973	66,032	52,927	79,384	131,541	238,877	30,307	686,041
Special Mention	-	-	-	-	-	395	-	395
Substandard	-	-	56	125	579	493	-	1,253
Total	86,973	66,032	52,983	79,509	132,120	239,765	30,307	687,689

Consumer
Pass	147	36	32	33	2	-	370	620
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	147	36	32	33	2	-	370	620
Total
Loans Receivable	$158,024	$121,609	$112,349	$223,668	$181,893	$448,779	$43,938	$1,290,260

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans at March 31, 2026 and December 31, 2025, respectively:

.	March 31, 2026			December 31, 2025
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$543	$543		$554	$554
Commercial construction (1)	55	55		55	55
Commercial	-	-		-	-
Residential real estate (1)	1,172	1,176		1,201	1,204
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-	-
Commercial (2)	15	15	15	15	15	15
Residential real estate (1)	554	554	98	562	562	100
Consumer (2)	6	6	6	-	-	-
Total:
Commercial real estate	$543	$543	$-	$554	$554	$-
Commercial construction	55	55	-	55	55	-
Commercial	15	15	15	15	15	15
Residential real estate	1,726	1,730	98	1,763	1,766	100
Consumer	6	6	6	-	-	-
	$2,345	$2,349	$119	$2,387	$2,390	$115

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

The following table presents non-accrual loans by classes of the loan portfolio:

	March 31, 2026	December 31, 2025

(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	-	-
Residential real estate	470	482
Consumer	-	-
Total	$470	$482

As of March 31, 2026, there were five (5) loans in non-accrual status in the amount of $470 thousand. These loans are all collateral dependent non-accrual loans and did not have a required related allowance. There was no interest income recognized for the three months ended March 31, 2026 on these non-accrual loans. As of December 31, 2025, there were five (5) loans in non-accrual status in the amount of $482 thousand. These loans are all collateral dependent non-accrual loans and did not have a required related allowance. There was interest income of $7 thousand recognized for the year ended December 31, 2025 on these non-accrual loans. As of March 31, 2025, there were four (4) loans in non-accrual status in the amount of $474 thousand, of which one (1) loan of $15 thousand was non-collateral dependent and required a related allowance of $15 thousand. The remaining collateral dependent non-accrual loans did not have a required related allowance. There was no interest income recognized for three months ended March 31, 2025 on these non-accrual loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2026 and December 31, 2025, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

March 31, 2026	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$562,468	$562,468	$-
Commercial construction	-	-	-	-	9,814	9,814	-
Commercial	-	-	-	-	31,305	31,305	-
Residential real estate	1,129	255	119	1,503	689,187	690,690	-
Consumer	9	-	6	15	614	629	6
Total	$1,138	$255	$125	$1,518	$1,293,388	$1,294,906	$6
December 31, 2025
Commercial real estate	$-	$-	$-	$-	$564,829	$564,829	$-
Commercial construction	-	-	-	-	6,298	6,298	-
Commercial	6	-	-	6	30,818	30,824	-
Residential real estate	432	246	-	678	687,011	687,689	-
Consumer	-	6	-	6	614	620	-
Total	$438	$252	$-	$690	$1,289,570	$1,290,260	$-

At March 31, 2026 and December 31, 2025, the Company had no foreclosed assets and no mortgage loans collateralized by residential real estate in the process of foreclosure.

The following tables detail the activity in the allowance for credit losses for the three months ended March 31, 2026 and March 31, 2025, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

Allowance for credit losses	(In Thousands)
Three Months Ending March 31, 2026
Beginning Balance - December 31, 2025	$5,963	$64	$455	$5,530	$27	$12,039
Charge-offs	-	-	(6)	-	-	(6)
Recoveries	-	-	-	-	-	-
Provisions (credits) on loans	(20)	36	21	22	4	63
Ending Balance - March 31, 2026	$5,943	$100	$470	$5,552	$31	$12,096

Allowance for credit losses
Three Months Ending March 31, 2025
Beginning Balance - December 31, 2024	$5,897	$257	$536	$5,446	$30	$12,166
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provisions (credits) on loans	88	(10)	(9)	(13)	-	56
Ending Balance - March 31, 2025	$5,985	$247	$527	$5,433	$30	$12,222

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for credit losses and the related loan portfolio disaggregated based on impairment methodology at March 31, 2026 and December 31, 2025:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

	(In Thousands)
March 31, 2026
Allowance for Credit Losses
Ending Balance	$5,943	$100	$470	$5,552	$31	$12,096
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$-	$-	$98	$-	$98
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$15	$-	$6	$21
Ending balance: collectively evaluated for impairment	$5,943	$100	$455	$5,454	$25	$11,977

Loans Receivable
Ending balance	$562,468	$9,814	$31,305	$690,690	$629	$1,294,906
Ending balance: individually evaluated for impairment - real estate collateral dependent	$543	$55	$-	$1,726	$-	$2,324
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$15	$-	$6	$21
Ending balance: collectively evaluated for impairment	$561,925	$9,759	$31,290	$688,964	$623	$1,292,561

December 31, 2025
Allowance for Credit Losses
Ending Balance	$5,963	$64	$455	$5,530	$27	$12,039
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$-	$-	$100	$-	$100
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$15	$-	$-	$15
Ending balance: collectively evaluated for impairment	$5,963	$64	$440	$5,430	$27	$11,924

Loans Receivable
Ending balance	$564,829	$6,298	$30,824	$687,689	$620	$1,290,260
Ending balance: individually evaluated for impairment - real estate collateral dependent	$554	$55	$-	$1,763	$-	$2,372
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$15	$-	$-	$15
Ending balance: collectively evaluated for impairment	$564,275	$6,243	$30,809	$685,926	$620	$1,287,873

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaling $2.7 million and $2.6 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

Based on the guidance in ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restructuring their loans and the modification to the terms of the loan are more than minor. If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification.

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the allowance for credit losses. The Company had no new loan modifications to borrowers experiencing financial difficulties in the three months ended March 31, 2026 and March 31, 2025.

There were $55 thousand and $56 thousand of modifications to borrowers experiencing financial difficulties that were outstanding at March 31, 2026 and December 31, 2025, respectively. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the three months ended March 31, 2026 and March 31, 2025, there were $55 thousand and $0 of modifications, respectively, to borrowers experiencing financial difficulties that experienced a payment default (loans ninety days or more past due) within the prior twelve months. The 2026 modification has since been brought current.

Note 6 – Deposits

The components of deposits at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
	(In Thousands)

Demand, non-interest bearing	$369,957	$357,220
Demand, NOW and money market, interest bearing	293,237	281,285
Savings	450,750	449,883
Time, $250 thousand and over	190,882	184,378
Time, other	377,002	367,486
Total deposits	$1,681,828	$1,640,252

At March 31, 2026, the scheduled maturities of time deposits are as follows (in thousands):

2026 (remainder of the year)	$460,018
2027	88,579
2028	18,197
2029	227
2030	801
2031	62
$567,884

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying assets. At March 31, 2026, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $720.4 million, of which $720.2 million is available for borrowing at March 31, 2026. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. The Bank had an outstanding FHLB letter of credit in the amount of $160 thousand as of March 31, 2026. There were no FHLB short-term or long-term advances outstanding as of March 31, 2026 or December 31, 2025. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2026 and December 31, 2025. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at March 31, 2026 and December 31, 2025. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible equity ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible equity ratio drop below 2%. If the Company’s net tangible equity ratio drops below 0%, the commitment is cancelled.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees at the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of mergers, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At March 31, 2026, there were 322,454 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of three years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the three months ended March 31, 2026, there have been 317,659 awards granted. During the three months ended March 31, 2026 and 2025, there were 16,031 and 16,845 awards granted, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense for restricted stock awards of $338 thousand and $299 thousand, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 90% of the fair market value of such shares on the date of purchase. The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 36,446 shares have been issued as of March 31, 2026. The Company

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

recognized discount expense in relation to the ESPP of $2 thousand and $1 thousand during the three months ended March 31, 2026 and March 31, 2025, respectively.

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

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended March 31,
	2026			2025

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding (losses) gains on securities available for sale	$(4,946)	$1,039	$(3,907)	$3,487	$(732)	$2,755
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(4,946)	$1,039	$(3,907)	$3,487	$(732)	$2,755

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three months ended March 31, 2026 and 2025.

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended March 31, 2026 and 2025	(In Thousands)
Balance January 1, 2026	$(38,098)
Other comprehensive loss before reclassifications	(3,907)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(3,907)
Balance March 31, 2026	$(42,005)

Balance January 1, 2025	$(50,635)
Other comprehensive income before reclassifications	2,755
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	2,755
Balance March 31, 2025	$(47,880)

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

	Three Months Ended
	March 31,
	2026	2025

	(Dollars In Thousands, Except Share and Per Share Data)
Net income	$3,739	$2,887

Weighted average shares outstanding	7,535,984	7,636,972
Dilutive effect of potential common shares, stock options	-	-
Diluted weighted average common shares outstanding	7,535,984	7,636,972

Basic earnings per share	$0.50	$0.38
Diluted earnings per share	$0.50	$0.38

There were no stock options not considered in computing diluted earnings per common share for the three months ended March 31, 2026 and March 31, 2025.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at March 31, 2026 and December 31, 2025, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$73,259	$-	$73,259
U.S. Government agency obligations	-	21,543	-	21,543
Municipal bonds	-	59,465	-	59,465
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	195,339	-	195,339
March 31, 2026 Securities available for sale	$-	$349,606	$-	$349,606

U.S. Treasury securities	$-	$76,197	$-	$76,197
U.S. Government agency obligations	-	16,721	-	16,721
Municipal bonds	-	61,026	-	61,026
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	187,986	-	187,986
December 31, 2025 Securities available for sale	$-	$341,930	$-	$341,930

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 and December 31, 2025, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
March 31, 2026 Loans individually evaluated for credit losses	$-	$-	$456	$456
December 31, 2025 Loans individually evaluated for credit losses	$-	$-	$462	$462

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

At March 31, 2026, of the loans individually evaluated for credit losses having an aggregate balance of $2.3 million, $1.8 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

determined to meet or exceed the balance owed on the loan. Of the remaining $575 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $119 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At both March 31, 2026 and December 31, 2025 the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
March 31, 2026:
Loans individually evaluated for credit losses	$456	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-20.6%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.9%)
December 31, 2025:
Loans individually evaluated for credit losses	$462	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-20.6%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.9%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2026 and December 31, 2025:

			(Level 1)
			Quoted	(Level 2)
			Prices in	Significant	(Level 3)
			Active	Other	Significant
	Carrying	Fair Value	Markets for	Observable	Unobservable
	Amount	Estimate	Identical Assets	Inputs	Inputs

	(In Thousands)
March 31, 2026:
Financial assets:
Cash and cash equivalents	$141,833	$141,833	$141,833	$-	$-
Securities available-for-sale	349,606	349,606	-	349,606	-
Loans receivable, net of allowance	1,283,791	1,199,003	-	-	1,199,003
Restricted investments in bank stock	1,051	1,051	-	1,051	-
Accrued interest receivable	4,282	4,282	-	4,282	-
Financial liabilities:
Deposits	1,681,828	1,679,140	-	1,679,140	-
Securities sold under agreements to
repurchase and federal funds purchased	12,708	12,708	-	12,708	-
Accrued interest payable	7,635	7,635	-	7,635	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2025:
Financial assets:
Cash and cash equivalents	$112,859	$112,859	$112,859	$-	$-
Securities available-for-sale	341,930	341,930	-	341,930	-
Loans receivable, net of allowance	1,279,201	1,194,392	-	-	1,194,392
Restricted investments in bank stock	1,051	1,051	-	1,051	-
Accrued interest receivable	4,276	4,276	-	4,276	-
Financial liabilities:
Deposits	1,640,252	1,638,830	-	1,638,830	-
Securities sold under agreements to
repurchase and federal funds purchased	9,880	9,880	-	9,880	-
Accrued interest payable	7,198	7,198	-	7,198	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2026. Current performance does not guarantee and may not be indicative of similar performance in the future.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2025. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for credit losses and the appropriate level of the allowance for credit losses. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Credit Losses and Reserve for Unfunded Loan Commitments” and “Credit Risk and Loan Quality,” contained on the following pages.

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

•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts including the ongoing hostilities in Iran, which could impact business and economic conditions in the United States and abroad;

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

•the effects of negative publicity on the Company’s reputation; and

•other factors that may affect future results of the Company, as well as the risks described in the Company’s Form 10-K for the year ended December 31, 2025 and subsequent filings with the SEC.

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

At March 31, 2026, the Company continued to be in a strong financial and operational condition. The Bank’s March 31, 2026 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at March 31, 2026 was 0.04% and the ratio of non-performing assets to total assets was 0.03%. The Company had its most recent Community Reinvestment Act (“CRA”) examination in 2025 and received a “satisfactory” rating.

The Company’s assets increased by $41.4 million from $1.80 billion at December 31, 2025 to $1.84 billion at March 31, 2026. The increase was due to an increase of $29.0 million in cash and cash equivalents, an increase of $7.7 million in securities available for sale, and an increase of $4.6 million in net loans receivable. The $29.0 million increase in cash and cash equivalents was due to an increase in deposits of $41.6 million, an increase in securities sold under agreement to repurchase of $2.8 million, $21.9 million in principal pay downs on mortgage-backed securities, calls, and maturities within the securities available for sale portfolio, offset by the net loan growth of $4.6 million and the purchase of $34.3 million in securities available for sale. The $7.7 million increase in securities was net of an increase in unrealized losses of $4.9 million. The current unrealized loss position of the securities portfolio is due to the increase in market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio.

The Company's deposits increased by $41.6 million from $1.64 billion at December 31, 2025 to $1.68 billion at March 31, 2026. The increase in deposits was due to an increase of $28.8 million in interest bearing deposits and an increase of $12.7 million in non-interest bearing deposits. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which serves to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Company’s success in attracting new deposit relationships is, in part, due to the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company continues to take advantage of deposit opportunities created by mergers, name changes, competitive branch hour and service adjustments and/or branch closures in the Company’s market area, and by attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable remained relatively flat at $1.28 billion at March 31, 2026 and December 31, 2025, reflecting an actual increase of $4.6 million. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to creditworthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See the expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended March 31, 2026 was $3.7 million, compared to net income for the three months ended March 31, 2025 of $2.9 million, an increase of $852 thousand, or 29.5%. Basic and diluted earnings per share increased to $0.50 for the three months ended March 31, 2026, as compared to $0.38 for the three months ended March 31, 2025. The difference in net income for the three months ended March 31, 2026 and March 31, 2025 resulted primarily from an increase in interest income of $1.6 million, a decrease in interest expense of $47 thousand, a decrease of $27 thousand in the provision for credit losses, and an increase of $87 thousand in non-interest income, offset by an increase of $657 thousand in non-interest expenses.

RESULTS OF OPERATIONS

Net Interest Income

The Company determines interest rate spread and margin on both a US GAAP and tax equivalent basis. The use of tax equivalent basis in determining interest rate spread and margin is considered a non-US GAAP measure. The Company believes the use of this measure provides meaningful information to the reader of the consolidated financial statements when comparing taxable and nontaxable assets. However, it is supplemental to US GAAP which is used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for US GAAP measures. In addition, the non-US GAAP measure may not be comparable to non-US GAAP measures reported by other companies. The tax rate used to calculate the tax equivalent adjustments was 21% for 2026 and 2025.

Total interest income for the three months ended March 31, 2026 increased $1.6 million to $18.5 million, as compared to $16.9 million for the three months ended March 31, 2025. Average earning assets were $1.74 billion for the three months ended March 31, 2026 as compared to $1.64 billion for the three months ended March 31, 2025. The tax equivalent yield on average earning assets was 4.34% for the first quarter of 2026 compared to 4.21% for the first quarter of 2025.

Total interest expense remained relatively flat at $7.1 million for the three months ended March 31, 2026 and March 31, 2025, reflecting an actual decrease of $47 thousand. Average interest bearing liabilities were $1.30 billion for the three months ended March 31, 2026 and $1.23 billion for the three months ended March 31, 2025. The yield on average interest bearing liabilities was 2.20% and 2.34% for the first quarter of 2026 and 2025, respectively. Over the past year the Company has experienced a consistent decrease in the cost of funds with reductions observed in each successive quarter. This downward trend reflects more favorable market conditions and strategic financial management. The Company’s cost of funds was 1.73%, 1.75%, and 1.82% for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

Net interest income for the three months ended March 31, 2026 was $11.4 million, compared to $9.8 million for the three months ended March 31, 2025. The increase in net interest income is, in part, the result of an increase in the average balances of taxable loans, an increase in the average balances of taxable and non-taxable investments, and an increase in the average balances of interest bearing deposits with banks, along with an increase in the rates of taxable and non-taxable loans and taxable investments. Also contributing to the increase in net interest income was a decrease in the average balance of savings accounts, along with a decrease in the rates of interest bearing demand deposits, NOW and money markets, savings, certificates of deposits, and securities sold under agreement to repurchase and other borrowings. The increase in net interest income was offset by a decrease in the average balance of non-taxable loans, an increase in the average balance of interest bearing demand deposits, NOW and money markets, an increase in the average balance of certificates of deposit, and an increase in the average balance of securities sold under agreement to repurchase, along with a decrease in the rate of non-taxable investments, fed funds sold, and interest bearing deposits with banks. The Company’s net interest margin is 2.66% on a US GAAP basis and 2.70% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2026, as compared to 2.43% on a US GAAP basis and 2.46% on a tax equivalent (non-US GAAP) basis for the three months ended March 31, 2025.

The tables below set forth average balances and corresponding yields for the corresponding periods ended March 31, 2026 and 2025, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended March 31,
	2026			2025
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)

ASSETS
Loans - taxable (2)	$1,269,684	$14,729	4.70%	$1,242,876	$13,706	4.47%
Loans - non-taxable (1)	25,104	239	4.89%	26,627	253	4.88%
Investment securities - taxable	303,455	2,326	3.11%	269,447	1,970	2.97%
Investment securities - non-taxable (1)	42,360	298	3.61%	40,352	297	3.78%
Federal funds sold	1,000	9	3.65%	1,000	11	4.46%
Interest bearing deposits with banks	99,714	903	3.67%	64,161	701	4.43%
TOTAL INTEREST EARNING ASSETS	1,741,317	18,504	4.34%	1,644,463	16,938	4.21%
Less allowance for credit losses	(12,072)			(12,180)
Other assets	79,865			83,062
TOTAL ASSETS	$1,809,110			$1,715,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$280,440	$903	1.31%	$268,037	$928	1.40%
Savings	447,593	888	0.80%	454,441	957	0.85%
Certificates of deposit	564,059	5,246	3.77%	501,584	5,178	4.19%
Securities sold under agreements to repurchase and other borrowings	10,949	26	0.96%	6,938	47	2.75%
TOTAL INTEREST BEARING LIABILITIES	1,303,041	7,063	2.20%	1,231,000	7,110	2.34%

Non-interest bearing demand deposits	352,783			350,150
Other liabilities	22,364			23,137
Stockholders' equity	130,922			111,058
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,809,110			$1,715,345

Net interest income		$11,441			$9,828
Tax equivalent adjustments
Loans		64			67
Investments		79			79
Total tax equivalent adjustments		143			146
Net interest income on a tax equivalent basis		$11,584			$9,974
Net interest spread (US GAAP basis)			2.12%			1.84%
Net interest margin (US GAAP basis)			2.66%			2.43%
Net interest spread (non-US GAAP basis) (3)			2.14%			1.87%
Net interest margin (non-US GAAP basis) (3)			2.70%			2.46%
Cost of funds			1.73%			1.82%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% for the three months ended March 31, 2026 and 2025, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin are calculated on a fully tax equivalent basis at a tax rate of 21% for the three months ended March 31, 2026 and 2025, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended
	March 31, 2026
	compared to March 31, 2025
	(In Thousands)
	Due to change in:
	Total
	Change	Volume	Rate
Interest-earning assets:
Loans - taxable	$1,023	$296	$727
Loans - non-taxable	(14)	(14)	-
Investment securities - taxable	356	249	107
Investment securities - non-taxable	1	15	(14)
Federal funds sold	(2)	-	(2)
Interest bearing deposits with banks	202	388	(186)
Total net change in income on
interest-earning assets	1,566	934	632

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	(25)	43	(68)
Savings	(69)	(14)	(55)
Certificates of deposit	68	645	(577)
Total deposits	(26)	674	(700)
Securities sold under agreements to
repurchase and other borrowings	(21)	27	(48)
Total net change in expense on
interest-bearing liabilities	(47)	701	(748)
Change in net interest income	$1,613	$233	$1,380

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

For the three months ended March 31, 2026, the provision for credit losses on loans was $63 thousand and the credit for credit losses on unused commitments was $43 thousand, compared to provision for credit losses on loans of $56 thousand and the credit for credit losses on unused commitments of $9 thousand for the three months ended March 31, 2025. In the three months ended March 31, 2026 there were charge-offs of $6 thousand and no recoveries. In the three months ended March 31, 2025 there were no charge-offs and no recoveries.

The provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its March 31, 2026 allowance for credit loss levels. The allowance for credit losses is $12.1 million as of March 31, 2026, which is 0.93% of total loans receivable, compared to $12.2 million or 0.96% of total loans receivable as of March 31, 2025. At December 31, 2025, the allowance for credit losses was $12.0 million, which represented 0.93% of total loans receivable. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable portfolio:

3

	Three Months Ended
	March 31,
	2026	2025

	(In Thousands)
Loans receivable at end of period	$1,294,906	$1,272,243
Allowance for credit losses:
Balance, beginning	$12,039	$12,166
Provision for credit losses	63	56
Loans charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	(6)	-
Residential real estate	-	-
Consumer	-	-
Total loans charged off	(6)	-
Recoveries of loans previously charged off:
Commercial real estate	-	-
Commercial construction	-	-
Commercial	-	-
Residential real estate	-	-
Consumer	-	-
Total recoveries	-	-
Net charge offs	(6)	-
Balance at end of period	$12,096	$12,222
Allowance for credit losses to loans receivable at end of period	0.93%	0.96%

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded commitments at a level that management believes is adequate to absorb probable losses. At March 31, 2026 and December 31, 2025, a $133 thousand and $176 thousand unfunded commitment reserve was reported, respectively, on the Consolidated Balance Sheets in other liabilities.

Non-interest Income

Total non-interest income was $716 thousand for the three months ended March 31, 2026, compared to $629 thousand for the same period in 2025. The increase is, in part, attributable to an increase in bank owned life insurance of $37 thousand, an increase of $18 thousand in debit card interchange fees, and an increase in other service fees of $34 thousand primarily due to overdraft fees and certificate of deposit penalty fees.

Non-interest Expense

Non-interest expenses increased $657 thousand from $6.9 million for the three months ended March 31, 2025 to $7.6 million for the three months ended March 31, 2026. The increase in non-interest expenses is, in part, attributable to a $277 thousand increase in salaries and employee benefits due to annual increases in salaries and bonuses, an increase in employer payroll taxes, an increase in contributions to retirement plans, and an increase in health insurance cost, offset by a decrease in stock grant expense and a decrease in non-qualified pension expense. Additional increases in non-interest expenses are attributable to an increase of $54 thousand in occupancy and equipment expenses in part due to an increase in rent, occupancy, utilities, and software depreciation, an increase of $219 thousand in data processing expenses due, in part, to the implementation of a new content management software, costs associated with a new general ledger system, an increase in ATM network fees, and an increase in maintenance contracts, an increase of $29 thousand in advertising and promotion expenses, an increase of $19 thousand in charitable contributions, and an increase of $74 thousand in other expenses primarily due to increases in operating expenses and bank shares tax, offset by a decrease of $19 thousand in loan and real estate expense. The Company’s efficiency ratio, a non-GAAP measure, was 62.2% and 66.0% for the three months ended March 31, 2026 and 2025, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended March 31, 2026 totaled $839 thousand, or 18.3% of income before taxes, compared to income taxes for the three months ended March 31, 2025 totaling $621 thousand, or 17.7% of income before taxes. The increase in the tax rate is, in part, the result of the change in the mix of taxable and tax free loans and investments, offset by an increase in income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of March 31, 2026. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in longer-term market interest rates over the prior quarter. Selling of securities would not be expected as a primary source of short term liquidity given the unrealized losses currently in the portfolio.

Total securities at March 31, 2026 were $349.6 million compared to $341.9 million at December 31, 2025. The increase in the investment portfolio resulted from the purchase of four (4) Treasury bonds, four (4) government agency bonds, and four (4) mortgage-backed securities totaling $34.3 million, offset by principal pay downs on mortgage-backed securities, the call of two (2) government agency bonds, the maturity of four (4) Treasury bonds, and the maturity of one (1) mortgage-backed security totaling $21.9 million, and an increase in unrealized losses of $4.9 million. The carrying value of the securities portfolio as of March 31, 2026 includes a net unrealized loss of $53.2 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $48.2 million at December 31, 2025. The current unrealized loss position of the securities portfolio is due to increasing market interest rates during 2022 through 2023 in response to economic conditions since initial purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, securities in an unrealized loss position at March 31, 2026. Further, management reviewed the Company's securities as of March 31, 2026 and concluded there were no credit-related declines in fair value. The effective duration of the securities portfolio is approximately 5 to 6 years at March 31, 2026. The Company remains focused on strategically assessing and managing the portfolio to address the unrealized losses, while remaining opportunistic in executing sales that preserve earnings and minimizing realized losses.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Net loans receivable remained relatively flat at $1.28 billion at March 31, 2026 and December 31, 2025, reflecting an actual increase of $4.6 million. The gross loan-to-deposit ratio decreased to 77% at March 31, 2026, compared to 79% at December 31, 2025. The Company’s loan portfolio at March 31, 2026 was comprised of residential real estate and consumer loans of $691.3 million, an increase of $3.0 million from December 31, 2025, and commercial loans of $603.6 million, an increase of $1.6 million from December 31, 2025. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The Company’s allowance for credit losses was $12.1 million and $12.0 million at March 31, 2026 and December 31, 2025, respectively, an increase of $57 thousand. At March 31, 2026 and December 31, 2025, the allowance for credit losses represented 0.93% of total loans receivable. The Company’s non-performing loans to total loans receivable were 0.04% at March 31, 2026, March 31, 2025, and December 31, 2025. In the three months ended March 31, 2026 there were charge-offs of $6 thousand and no recoveries. In the three months ended March 31, 2025 there were no charge-offs and no recoveries. The aggregate balances of non-performing loans are included in the following table.

At March 31, 2026, approximately 97% of the Company’s loan portfolio is collateralized by real estate. Our loan portfolio includes a large amount of commercial real estate loans. Management believes the commercial real estate loan portfolio is well-diversified. At March 31, 2026 and December 31, 2025, high volatility commercial real estate exposures were $8.4 million and $3.5 million, respectively. Commercial real estate loans are originated primarily within Lehigh and Northampton counties, are within the Company’s underwriting criteria, and generally include the guarantee of one or more of the borrowers’ affiliates. At March 31, 2026, the Company’s office space portfolio included no exposure to properties in major metropolitan markets. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. The Company monitors these types of loans closely, obtaining updated appraisals on loans when required. As detailed in the Allowance for Credit Losses table, the Company had no charge-offs in this category in 2026. During the year ended December 31, 2025, the Company had $136 thousand in commercial real estate charge-offs. The Company believes it has taken the appropriate steps to implement appropriate risk management practices for its commercial real estate loan portfolio, which are subject to regulatory examination.

The details for non-performing loans and assets are included in the following table:

	March 31, 2026	December 31, 2025	March 31, 2025

	(In Thousands)
Non-accrual - commercial	$-	$-	$151
Non-accrual - consumer	470	482	323
Loans past due 90 or more days, accruing interest	6	-	-
Total nonperforming loans	476	482	474
Foreclosed assets	-	-	-
Total nonperforming assets	$476	$482	$474
Nonperforming loans to total loans	0.04%	0.04%	0.04%
Nonperforming assets to total assets	0.03%	0.03%	0.03%
Non-accrual loans to total loans	0.04%	0.04%	0.04%
Allowance to non-accrual loans	2573.62%	2497.72%	2578.48%
Net charge-offs to average loans	0.00%	0.01%	0.00%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $94 thousand from December 31, 2025 to March 31, 2026. This decrease is primarily due to depreciation on existing premises and equipment, offset by new purchases.

Deposits

Total deposits at March 31, 2026 increased by $41.6 million to $1.68 billion from $1.64 billion at December 31, 2025. The increase in the Company’s deposits was due to an increase of $24.7 million in demand, NOW and money market deposits, an increase of $867 thousand in savings, and an increase of $16.0 million in time deposits. Included in the above mentioned increase was a $12.1 million increase in non-interest bearing demand business deposits and a $626 thousand increase in non-interest bearing demand personal deposits. Included in total deposits at March 31, 2026 were personal deposits of $1.15 billion, business deposits of $425.8 million, and municipal deposits of $110.6 million. Included in total deposits at December 31, 2025 were personal deposits of $1.15 billion, business deposits of $397.1 million, and municipal deposits of $95.7 million. The Company continues to see steady increases in new deposit accounts and customer relationships as bank mergers and sales of branches disrupt the local banking environment. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at March 31, 2026 and December 31, 2025 was $560.8 million and $554.9 million, respectively.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $141.8 million at March 31, 2026, compared to $112.9 million at December 31, 2025.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. As noted above, selling of securities would not be a primary source of short term liquidity given the unrealized losses currently in the portfolio. At March 31, 2026, the Company had $349.6 million of available for sale securities, compared to $341.9 million at December 31, 2025. At March 31, 2026, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $720.4 million, of which $720.2 million is available for borrowing at March 31, 2026. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. The Bank had an outstanding FHLB letter of credit in the amount of $160 thousand as of March 31, 2026. There were no FHLB short-term or long-term advances outstanding as of March 31, 2026 or December 31, 2025. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at March 31, 2026 and December 31, 2025. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at March 31, 2026 and December 31, 2025. Advances from this line are unsecured.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect the various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $192.7 million and $198.0 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, there was a $133 thousand and $176 thousand allowance for credit losses required for off-balance sheet arrangements, respectively. At March 31, 2026 and December 31, 2025, the Company had letters of credit outstanding of $6.6 million and $6.7 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $124.8 million as of March 31, 2026, representing a net decrease of $2.8 million from December 31, 2025. The decrease was the result of a $3.9 million increase in accumulated other comprehensive loss and treasury stock purchases of $3.0 million, offset by net income of $3.7 million, an increase in common stock of $17 thousand, and an increase in surplus of $342 thousand due to employee stock purchases and stock grants with compensation expense. The accumulated other comprehensive loss is excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $16.83 and $16.90 at March 31, 2026 and December 31, 2025, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of March 31, 2026, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	March 31, 2026	December 31, 2025

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$166,428	$165,452
Tier 2, allowable portion of allowance for credit losses	12,229	12,215
Total capital	$178,657	$177,667

Common equity tier 1 capital ratio	14.3%	14.4%
Tier 1 risk based capital ratio	14.3%	14.4%
Total risk based capital ratio	15.4%	15.4%
Tier 1 leverage ratio	9.0%	9.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	March 31, 2026	December 31, 2025

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$166,812	$165,673
Tier 2, allowable portion of allowance for credit losses	12,229	12,215
Total capital	$179,041	$177,888

Common equity tier 1 capital ratio	14.3%	14.4%
Tier 1 risk based capital ratio	14.3%	14.4%
Total risk based capital ratio	15.4%	15.5%
Tier 1 leverage ratio	9.0%	9.1%

Note: Unrealized gains and losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary source of market risk is interest rate risk. A principal objective of the Company’s asset/liability management policy is to minimize the Company’s exposure to changes in interest rates by an ongoing review of the maturity and repricing of interest earning assets and interest bearing liabilities. The Asset Liability Committee (ALCO), included as part of the Board of Directors meetings, oversees this review, which establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a company’s earnings resulting from a movement in market interest rates. The Company monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Beginning in 2022 through 2023, the Federal Reserve raised its key interest rate in an attempt to tame inflation. Conversely, in September 2024 the Federal Reserve decreased its key interest rate by 50 basis points and by 25 basis points in November 2024, December 2024, September 2025, October 2025, and December 2025. The Company’s asset/liability management policy, monthly and quarterly financial reports, along with simulation modeling, supplies management with guidelines to evaluate and manage rate sensitivity.

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at March 31, 2026 compared to the twelve-month forecast of the balance sheet at December 31, 2025, discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months, and personal and business money market accounts reprice every month. Management reviews all assumptions on a periodic basis and believes current assumptions support market conditions. The Company is liability sensitive, which means if interest rates fall, interest income will fall slower than interest expense and interest income will likely increase. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income
	March 31, 2026	December 31, 2025
Down 100 basis points	2.5%	2.8%
Down 200 basis points	4.0%	4.1%

Up 100 basis points	-3.3%	-3.6%
Up 200 basis points	-6.7%	-7.6%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer, First Executive Officer, and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended March 31, 2026, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report, the reader should carefully consider the factors discussed in “Risk Factors” included within the Company’s 2025 Form 10-K and subsequent filings with the SEC. There are no material changes to such risk factors. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Caution About Forward-looking Statements.”

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2025, the Company publicly announced that the Board of Directors authorized the adoption of a stock repurchase program for up to $5.0 million of its outstanding common stock. The stock repurchase program became effective October 31, 2025. Through December 31, 2025, the Company had purchased 108,301 shares totaling $1.91 million. The following sets forth the number of shares of common stock repurchased by the Company, and the average paid for such shares, during the first quarter of 2026.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2026	N/A	N/A	N/A	N/A
February 1 - 28, 2026	N/A	N/A	N/A	N/A
March 1 - 31, 2026	150,000	$19.68	150,000	$144,068
Total	150,000	$19.68	150,000

Cumulatively under the stock repurchase program through March 31, 2026, there has been 258,301 shares purchased with a total dollar value of $4,855,932, leaving an approximate dollar value of shares that may be repurchased under the plan of $144,068 as disclosed above.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: May 13, 2026	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: May 13, 2026	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer and Secretary

Dated: May 13, 2026	By:	/s/ Jeffrey C. Skumin
Jeffrey C. Skumin
Executive Vice President and Chief Financial Officer