Form 10-Q
period 2026-06-30
Embassy Bancorp, Inc.
filed 2026-08-13
CIK 1449794

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

COMMON STOCK
Number of shares outstanding as of August 7, 2026	($1.00 Par Value)	7,405,604
	(Title Class)	(Outstanding Shares)

Embassy Bancorp, Inc.

Embassy Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets (Current Period Unaudited)

	June 30,	December 31,
ASSETS	2026	2025

	(In Thousands, Except Share Data)
Cash and due from banks	$16,748	$13,459
Interest bearing demand deposits with banks	115,193	98,400
Federal funds sold	1,000	1,000
Cash and Cash Equivalents	132,941	112,859
Securities available for sale	347,888	341,930
Restricted investment in bank stock	1,126	1,051
Loans receivable, net of allowance for credit losses of $12,456 in 2026; $12,039 in 2025	1,307,876	1,279,201
Premises and equipment, net of accumulated depreciation	2,743	2,879
Bank owned life insurance	38,678	37,974
Accrued interest receivable	4,453	4,276
Other assets	23,341	20,409
Total Assets	$1,859,046	$1,800,579
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$403,210	$357,220
Interest bearing	1,290,481	1,283,032
Total Deposits	1,693,691	1,640,252
Securities sold under agreements to repurchase	7,747	9,880
Accrued interest payable	7,389	7,198
Other liabilities	22,165	15,674
Total Liabilities	1,730,992	1,673,004
Stockholders' Equity:
Common stock, $1 par value; authorized 20,000,000 shares;
2026 issued 7,840,882 shares; outstanding 7,405,604 shares;
2025 issued 7,822,622 shares; outstanding 7,547,344 shares	7,841	7,823
Surplus	29,617	29,223
Retained earnings	137,077	133,287
Accumulated other comprehensive loss	(38,647)	(38,098)
Treasury stock, at cost: 435,278 and 275,278 shares at June 30, 2026 and
December 31, 2025, respectively	(7,834)	(4,660)
Total Stockholders' Equity	128,054	127,575
Total Liabilities and Stockholders' Equity	$1,859,046	$1,800,579

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$15,403	$14,404	$30,371	$28,363
Securities, taxable	2,458	2,248	4,784	4,218
Securities, non-taxable	298	297	596	594
Short-term investments, including federal funds sold	1,088	777	2,000	1,489
Total Interest Income	19,247	17,726	37,751	34,664
INTEREST EXPENSE
Deposits	7,122	7,270	14,159	14,333
Securities sold under agreements to repurchase and federal
funds purchased	21	37	47	82
Short-term borrowings	-	-	-	2
Total Interest Expense	7,143	7,307	14,206	14,417
Net Interest Income	12,104	10,419	23,545	20,247
PROVISION (CREDIT) FOR CREDIT LOSSES	384	(178)	404	(131)
Net Interest Income after Provision (Credit) for Credit Losses	11,720	10,597	23,141	20,378
OTHER NON-INTEREST INCOME
Merchant and credit card processing fees	71	59	138	128
Debit card interchange fees	269	243	503	459
Other service fees	219	170	426	343
Bank owned life insurance	496	464	704	635
Total Other Non-Interest Income	1,055	936	1,771	1,565
OTHER NON-INTEREST EXPENSES
Salaries and employee benefits	3,827	3,827	7,692	7,415
Occupancy and equipment	1,119	1,033	2,265	2,125
Data processing	1,035	952	1,995	1,693
Advertising and promotion	293	218	546	442
Professional fees	316	269	604	568
FDIC insurance	212	196	422	391
Loan & real estate	82	89	138	164
Charitable contributions	340	313	583	537
Other	559	508	1,097	972
Total Other Non-Interest Expenses	7,783	7,405	15,342	14,307

Income Before Income Taxes	4,992	4,128	9,570	7,636
INCOME TAX EXPENSE	869	691	1,708	1,312
Net Income	$4,123	$3,437	$7,862	$6,324

BASIC EARNINGS PER SHARE	$0.56	$0.45	$1.05	$0.83

DILUTED EARNINGS PER SHARE	$0.56	$0.45	$1.05	$0.83

DIVIDENDS PER SHARE	$0.55	$0.48	$0.55	$0.48

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2026		2025

	(In Thousands)
Net Income		$4,123		$3,437
Change in Accumulated Other Comprehensive Loss:
Unrealized holding gain on securities available for sale	4,251		2,611
Less: reclassification adjustment for realized gains	-		-
	4,251		2,611
Income tax effect	(893)		(549)
Net unrealized gain	3,358		2,062
Other comprehensive income, net of tax		3,358		2,062
Comprehensive Income		$7,481		$5,499

	Six Months Ended June 30,
	2026		2025

	(In Thousands)

Net Income		$7,862		$6,324
Change in Accumulated Other Comprehensive Loss:
Unrealized holding (loss) gain on securities available for sale	(695)		6,098
Less: reclassification adjustment for realized gains	-		-
	(695)		6,098
Income tax effect	146		(1,281)
Net unrealized (loss) gain	(549)		4,817
Other comprehensive (loss) income, net of tax		(549)		4,817
Comprehensive Income		$7,313		$11,141

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2026
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2025	$7,823	$29,223	$133,287	$(38,098)	$(4,660)	$127,575
Net income	-	-	3,739	-	-	3,739
Other comprehensive loss, net of tax	-	-	-	(3,907)	-	(3,907)
Common stock grants to directors, 16,031 shares	16	294	-	-	-	310
Compensation expense recognized on stock grants, net of unearned compensation expense of $275	-	28	-	-	-	28
Shares issued under employee stock purchase plan, 1,090 shares	1	20	-	-	-	21
Purchase of treasury stock under stock repurchase plan, 125,000 shares at $19.70 per share and 25,000 shares at $19.55 per share	-	-	-	-	(2,959)	(2,959)
BALANCE - MARCH 31, 2026	$7,840	$29,565	$137,026	$(42,005)	$(7,619)	$124,807

Net income	-	-	4,123	-	-	4,123
Other comprehensive income, net of tax	-	-	-	3,358	-	3,358
Dividend declared, $0.55 per share	-	-	(4,072)	-	-	(4,072)
Compensation expense recognized on stock grants, net of unearned compensation expense of $247	-	28	-	-	-	28
Shares issued under employee stock purchase plan, 1,140 shares	1	24	-	-	-	25
Purchase of treasury stock under stock repurchase plan, 10,000 shares at $21.45 per share	-	-	-	-	(215)	(215)
BALANCE - JUNE 30, 2026	$7,841	$29,617	$137,077	$(38,647)	$(7,834)	$128,054

Embassy Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2025
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	(In Thousands, Except Share Data)
BALANCE - DECEMBER 31, 2024	$7,793	$28,802	$123,259	$(50,635)	$(2,739)	$106,480
Net income	-	-	2,887	-	-	2,887
Other comprehensive income, net of tax	-	-	-	2,755	-	2,755
Common stock grants to directors, 16,845 shares	17	250	-	-	-	267
Compensation expense recognized on stock grants, net of unearned compensation expense of $223	-	32	-	-	-	32
Shares issued under employee stock purchase plan, 1,005 shares	1	15	-	-	-	16
BALANCE - MARCH 31, 2025	$7,811	$29,099	$126,146	$(47,880)	$(2,739)	$112,437

Net income	-	-	3,437	-	-	3,437
Other comprehensive income, net of tax	-	-	-	2,062	-	2,062
Dividend declared, $0.48 per share	-	-	(3,669)	-	-	(3,669)
Compensation expense recognized on stock grants, net of unearned compensation expense of $196	-	27	-	-	-	27
Shares issued under employee stock purchase plan, 1,107 shares	1	17	-	-	-	18
BALANCE - JUNE 30, 2025	$7,812	$29,143	$125,914	$(45,818)	$(2,739)	$114,312

See notes to consolidated financial statements (unaudited).

Embassy Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,862	$6,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	404	(131)
Amortization of deferred loan costs	219	176
Depreciation	554	528
Net accretion of investment security premiums and discounts	(336)	(599)
Stock compensation expense	366	326
Income on bank owned life insurance	(704)	(635)
Increase in accrued interest receivable	(177)	(504)
(Increase) decrease in other assets	(255)	735
Increase (decrease) in accrued interest payable	191	(383)
Decrease in other liabilities	(112)	(878)
Net Cash Provided by Operating Activities	8,012	4,959
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(39,295)	(81,519)
Maturities, calls and principal repayments of securities available for sale	32,978	40,754
Net increase in loans	(29,298)	(13,817)
Net (purchase) redemption of restricted investment in bank stock	(75)	612
Purchases of premises and equipment	(418)	(383)
Net Cash Used in Investing Activities	(36,108)	(54,353)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	53,439	57,248
Net (decrease) increase in securities sold under agreements to repurchase	(2,133)	3,032
Decrease in short-term borrowings	-	(15,625)
Proceeds from Employee Stock Purchase Plan	46	34
Purchase of treasury stock under stock repurchase plan	(3,174)	-
Net Cash Provided by Financing Activities	48,178	44,689
Net Increase (Decrease) in Cash and Cash Equivalents	20,082	(4,705)
CASH AND CASH EQUIVALENTS - BEGINNING	112,859	96,522
CASH AND CASH EQUIVALENTS - ENDING	$132,941	$91,817

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$14,015	$14,800
Federal income taxes paid	$2,050	$1,350

Non-cash Investing and Financing Activities:

Right of use assets obtained in exchange for new operating lease liabilities	$2,531	$-
Dividend declared	$4,072	$3,669

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

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. Subsequent to June 30, 2026, in July 2026, the Company purchased two (2) government agency bonds and one (1) mortgage-backed security totaling $10.0 million.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities Available For Sale

At June 30, 2026 and December 31, 2025, respectively, the amortized cost and fair values of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
June 30, 2026:
U.S. Treasury securities	$68,112	$129	$(116)	$68,125
U.S. Government agency obligations	23,186	10	(332)	22,864
Municipal bonds	72,546	35	(11,444)	61,137
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	232,964	60	(37,262)	195,762
Total	$396,808	$234	$(49,154)	$347,888

December 31, 2025:
U.S. Treasury securities	$75,484	$713	$-	$76,197
U.S. Government agency obligations	16,599	126	(4)	16,721
Municipal bonds	72,586	45	(11,605)	61,026
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	225,486	86	(37,586)	187,986
Total	$390,155	$970	$(49,195)	$341,930

The amortized cost and fair value of securities as of June 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
June 30, 2026:
Due in one year or less	$32,631	$32,638
Due after one year through five years	58,877	58,637
Due after five years through ten years	13,360	12,694
Due after ten years	58,976	48,157
	163,844	152,126
U.S. Government Sponsored Enterprise (GSE) - Mortgage-backed securities - residential	232,964	195,762
Total	$396,808	$347,888

There were no sales of securities for the three and six months ended June 30, 2026 and 2025.

Securities with a carrying value of $155.2 million and $141.4 million at June 30, 2026 and December 31, 2025, respectively, were subject to agreements to repurchase, pledged to secure public deposits, or pledged for other purposes required or permitted by law.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2026:	(In Thousands)
U.S. Treasury securities	$29,867	$(116)	$-	$-	$29,867	$(116)
U.S. Government agency obligations	17,123	(332)	-	-	17,123	(332)
Municipal bonds	10,736	(635)	47,299	(10,809)	58,035	(11,444)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage-backed securities -
residential	18,203	(194)	164,038	(37,068)	182,241	(37,262)
Total Temporarily Impaired Securities	$75,929	$(1,277)	$211,337	$(47,877)	$287,266	$(49,154)
	.
December 31, 2025:
U.S. Government agency obligations	$2,496	$(4)	$-	$-	$2,496	$(4)
Municipal bonds	10,542	(549)	47,856	(11,056)	58,398	(11,605)
U.S. Government Sponsored Enterprise
(GSE) - Mortgage-backed securities -
residential	9,844	(24)	171,122	(37,562)	180,966	(37,586)
Total Temporarily Impaired Securities	$22,882	$(577)	$218,978	$(48,618)	$241,860	$(49,195)

The Company had two hundred seven (207) securities in an unrealized loss position at June 30, 2026 and one hundred eighty-nine (189) securities in an unrealized loss position at December 31, 2025. The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit-related factors or noncredit-related factors. The Company does not intend to sell the securities and has the intent and ability to hold them for a period of time sufficient for recovery of their amortized cost basis without realizing losses on these securities. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the unrealized loss only represents temporary impairment of the securities, which are predominantly backed by the credit of government agencies, and are a result of the increased market interest rates since the time of purchase, and not the credit quality of the issuer. As such, no allowance for credit losses was required on securities available for sale in an unrealized loss position at each of June 30, 2026 and December 31, 2025.

Note 4 – Restricted Investment in Bank Stock

Restricted investments in bank stock consist of FHLBank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank (“ACBB”) stock. The restricted stocks are carried at cost. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The Bank had FHLB stock at a carrying value of $1.1 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively. The Bank had ACBB stock at a carrying value of $40 thousand at June 30, 2026 and December 31, 2025.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Based upon its evaluation of the foregoing criteria, management believes no impairment charge is necessary related to the FHLB or ACBB stock as of June 30, 2026.

Note 5 – Loans and Credit Quality

The following table presents the composition of loans receivable at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026		December 31, 2025
		Percentage of		Percentage of
	Balance	total Loans	Balance	total Loans

	(Dollars in Thousands)

Commercial real estate	$563,654	42.72%	$564,829	43.78%
Commercial construction	11,563	0.88%	6,298	0.49%
Commercial	31,791	2.41%	30,824	2.39%
Residential real estate	711,878	53.96%	687,689	53.29%
Consumer	443	0.03%	620	0.05%
Total loans	1,319,329	100.00%	1,290,260	100.00%
Unearned origination fees	1,003		980
Allowance for credit losses	(12,456)		(12,039)
Net Loans	$1,307,876		$1,279,201

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention (potential weakness), substandard (well defined weakness) and doubtful (full collection unlikely) within the Company's internal risk rating system as of June 30, 2026 by year of origination:

	2026	2025	2024	2023	2022	Prior	Revolving	Total

	(In Thousands)
Commercial
real estate
Pass	$25,455	$60,489	$47,615	$55,275	$139,210	$229,021	$6,055	$563,120
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	534	-	534
Total	25,455	60,489	47,615	55,275	139,210	229,555	6,055	563,654

Commercial
construction
Pass	447	9,975	-	1,061	-	25	-	11,508
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	55	55
Total	447	9,975	-	1,061	-	25	55	11,563

Commercial
Pass	6,831	4,074	3,980	1,003	1,671	7,825	6,241	31,625
Special Mention	-	-	-	-	-	14	-	14
Substandard	-	-	-	-	-	-	152	152
Total	6,831	4,074	3,980	1,003	1,671	7,839	6,393	31,791

Residential
real estate
Pass	66,482	78,920	61,910	46,540	74,619	347,942	33,682	710,095
Special Mention	-	-	57	-	-	511	-	568
Substandard	-	-	-	53	118	1,044	-	1,215
Total	66,482	78,920	61,967	46,593	74,737	349,497	33,682	711,878

Consumer
Pass	15	104	17	25	22	-	260	443
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	15	104	17	25	22	-	260	443
Total
Loans Receivable	$99,230	$153,562	$113,579	$103,957	$215,640	$586,916	$46,445	$1,319,329

The Company had gross charge-offs of $21 thousand during the six months ended June 30, 2026, respectively. The $21 thousand gross charge-offs for the six months ended June 30, 2026 was due to one (1) commercial loan charge-off of $6 thousand originated in 2014, one (1) consumer loan charge-off of $9 thousand originated in 2016, and one (1) consumer loan charge-off of $6 thousand originated in 2024.

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value and related allowance for credit losses of individually analyzed loans at June 30, 2026 and December 31, 2025, respectively:

.	June 30, 2026			December 31, 2025
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
	(In Thousands)
With no related allowance recorded:
Commercial real estate (1)	$534	$534		$554	$554
Commercial construction (1)	55	55		55	55
Commercial	-	-		-	-
Residential real estate (1)	1,210	1,213		1,201	1,204
Consumer	-	-		-	-
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial construction	-	-	-	-	-	-
Commercial (2)	166	166	166	15	15	15
Residential real estate (1)	548	548	96	562	562	100
Consumer	-	-	-	-	-	-
Total:
Commercial real estate	$534	$534	$-	$554	$554	$-
Commercial construction	55	55	-	55	55	-
Commercial	166	166	166	15	15	15
Residential real estate	1,758	1,761	96	1,763	1,766	100
Consumer	-	-	-	-	-	-
	$2,513	$2,516	$262	$2,387	$2,390	$115

1.All loans are real estate collateral dependent.

2.All loans are non-collateral dependent loans.

The following table presents non-accrual loans by classes of the loan portfolio:

	June 30, 2026	December 31, 2025

	(In Thousands)
Commercial real estate	$-	$-
Commercial construction	-	-
Commercial	152	-
Residential real estate	516	482
Consumer	-	-
Total	$668	$482

As of June 30, 2026, there were seven (7) loans in non-accrual status in the amount of $668 thousand, of which one (1) loan of $152 thousand, included in commercial loans above, is non-collateral dependent and required a related allowance of $152 thousand. The remaining collateral dependent non-accrual loans did not have a required related allowance. There was interest income of $1 thousand recognized for three and six months ended June 30, 2026 on these non-accrual loans. As of December 31, 2025, there were five (5) loans in non-accrual status in the amount of $482 thousand. These loans are all collateral dependent non-accrual loans and did not have a required related allowance. There was interest income of $7 thousand recognized for the year ended December 31, 2025 on these non-accrual loans. As of June 30, 2025, there were four (4) loans in non-accrual status in the amount of $485 thousand. These loans are all collateral dependent non-accrual loans and did not have a required related allowance. There was interest income recognized of $2 thousand for the three and six months ended June 30, 2025 on these non-accrual loans.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2026 and December 31, 2025, respectively:

			Greater				Loan
			than				Receivables >
	30-59 Days	60-89 Days	90 Days	Total		Total Loan	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

June 30, 2026	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$563,654	$563,654	$-
Commercial construction	-	-	-	-	11,563	11,563	-
Commercial	-	596	152	748	31,043	31,791	-
Residential real estate	964	11	175	1,150	710,728	711,878	-
Consumer	-	-	-	-	443	443	-
Total	$964	$607	$327	$1,898	$1,317,431	$1,319,329	$-
December 31, 2025
Commercial real estate	$-	$-	$-	$-	$564,829	$564,829	$-
Commercial construction	-	-	-	-	6,298	6,298	-
Commercial	6	-	-	6	30,818	30,824	-
Residential real estate	432	246	-	678	687,011	687,689	-
Consumer	-	6	-	6	614	620	-
Total	$438	$252	$-	$690	$1,289,570	$1,290,260	$-

At June 30, 2026 and December 31, 2025, the Company had no foreclosed assets and no mortgage loans collateralized by residential real estate in the process of foreclosure.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the activity in the allowance for credit losses for the three and six months ended June 30, 2026 and June 30, 2025, respectively:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

Allowance for credit losses	(In Thousands)
Three Months Ending June 30, 2026
Beginning Balance - March 31, 2026	$5,943	$100	$470	$5,552	$31	$12,096
Charge-offs	-	-	-	-	(15)	(15)
Recoveries	-	-	-	-	-	-
Provisions on loans	29	18	148	166	14	375
Ending Balance - June 30, 2026	$5,972	$118	$618	$5,718	$30	$12,456

Six Months Ending June 30, 2026
Beginning Balance - December 31, 2025	$5,963	$64	$455	$5,530	$27	$12,039
Charge-offs	-	-	(6)	-	(15)	(21)
Recoveries	-	-	-	-	-	-
Provisions on loans	9	54	169	188	18	438
Ending Balance - June 30, 2026	$5,972	$118	$618	$5,718	$30	$12,456

Allowance for credit losses
Three Months Ending June 30, 2025
Beginning Balance - March 31, 2025	$5,985	$247	$527	$5,433	$30	$12,222
Charge-offs	(136)	-	(15)	-	(1)	(152)
Recoveries	-	-	-	-	-	-
Provisions (credits) on loans	(56)	(53)	(51)	1	(6)	(165)
Ending Balance - June 30, 2025	$5,793	$194	$461	$5,434	$23	$11,905

Six Months Ending June 30, 2025
Beginning Balance - December 31, 2024	$5,897	$257	$536	$5,446	$30	$12,166
Charge-offs	(136)	-	(15)	-	(1)	(152)
Recoveries	-	-	-	-	-	-
Provisions (credits) on loans	32	(63)	(60)	(12)	(6)	(109)
Ending Balance - June 30, 2025	$5,793	$194	$461	$5,434	$23	$11,905

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the allocation for credit losses and the related loan portfolio disaggregated based on impairment methodology at June 30, 2026 and December 31, 2025:

	Commercial Real Estate	Commercial Construction	Commercial	Residential Real Estate	Consumer	Total

	(In Thousands)
June 30, 2026
Allowance for Credit Losses
Ending Balance	$5,972	$118	$618	$5,718	$30	$12,456
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$-	$-	$96	$-	$96
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$166	$-	$-	$166
Ending balance: collectively evaluated for impairment	$5,972	$118	$452	$5,622	$30	$12,194

Loans Receivable
Ending balance	$563,654	$11,563	$31,791	$711,878	$443	$1,319,329
Ending balance: individually evaluated for impairment - real estate collateral dependent	$534	$55	$-	$1,758	$-	$2,347
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$166	$-	$-	$166
Ending balance: collectively evaluated for impairment	$563,120	$11,508	$31,625	$710,120	$443	$1,316,816

December 31, 2025
Allowance for Credit Losses
Ending Balance	$5,963	$64	$455	$5,530	$27	$12,039
Ending balance: individually evaluated for impairment - real estate collateral dependent	$-	$-	$-	$100	$-	$100
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$15	$-	$-	$15
Ending balance: collectively evaluated for impairment	$5,963	$64	$440	$5,430	$27	$11,924

Loans Receivable
Ending balance	$564,829	$6,298	$30,824	$687,689	$620	$1,290,260
Ending balance: individually evaluated for impairment - real estate collateral dependent	$554	$55	$-	$1,763	$-	$2,372
Ending balance: individually evaluated for impairment - non-collateral dependent	$-	$-	$15	$-	$-	$15
Ending balance: collectively evaluated for impairment	$564,275	$6,243	$30,809	$685,926	$620	$1,287,873

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaling $2.6 million at both June 30, 2026 and December 31, 2025, and is excluded from the estimate of credit losses.

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

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the allowance for credit losses. The Company had no new loan modifications to borrowers experiencing financial difficulties in the three and six months ended June 30, 2026 and June 30, 2025.

There were $53 thousand and $56 thousand of modifications to borrowers experiencing financial difficulties that were outstanding at June 30, 2026 and December 31, 2025, respectively. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the three and six months ended June 30, 2026 and June 30, 2025, there were $53 thousand and $0 of modifications, respectively, to borrowers experiencing financial difficulties that experienced a payment default (loans ninety days or more past due) within the prior twelve months. The 2026 modification has since been brought current.

Note 6 – Deposits

The components of deposits at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
	(In Thousands)

Demand, non-interest bearing	$403,210	$357,220
Demand, NOW and money market, interest bearing	289,280	281,285
Savings	442,212	449,883
Time, $250 thousand and over	186,361	184,378
Time, other	372,628	367,486
Total deposits	$1,693,691	$1,640,252

At June 30, 2026, the scheduled maturities of time deposits are as follows (in thousands):

2026 (remainder of the year)	$355,587
2027	177,908
2028	24,368
2029	227
2030	828
2031	71
$558,989

Note 7 – Short-term and Long-term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and FHLB short term advances generally represent overnight or less than twelve month borrowings. Long term advances from the FHLB are for periods of twelve months or more and are generally less than sixty months. The Bank has an agreement with the FHLB, which allows for borrowings up to a percentage of qualifying

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

assets. At June 30, 2026, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $737.2 million, of which $737.1 million is available for borrowing at June 30, 2026. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. The Bank had an outstanding FHLB letter of credit in the amount of $172 thousand as of June 30, 2026. There were no FHLB short-term or long-term advances outstanding as of June 30, 2026 or December 31, 2025. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2026 and December 31, 2025. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at June 30, 2026 and December 31, 2025. Advances from this line are unsecured. Under the terms of this facility, availability under the revolving line of credit would be reduced to $5.0 million should the Company’s net tangible equity ratio drop below 5% and availability would be reduced to $2.0 million should the Company’s net tangible equity ratio drop below 2%. If the Company’s net tangible equity ratio drops below 0%, the commitment is cancelled.

Note 8 – Stock Incentive Plan and Employee Stock Purchase Plan

Stock Incentive Plan:

The Company maintains the Embassy Bancorp, Inc. Stock Incentive Plan (the “SIP”), originally adopted by the Company’s shareholders effective June 16, 2010 and subsequently amended, restated, and approved on June 20, 2019. The SIP authorizes the Board of Directors, or a committee authorized by the Board of Directors, to award a stock based incentive to (i) designated officers (including officers who are directors) and other designated employees of the Company and its subsidiaries, and (ii) non-employee members of the Board of Directors and advisors and consultants to the Company and its subsidiaries. The SIP provides for stock based incentives in the form of incentive stock options as provided in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, restricted stock and deferred stock awards. The term of the option, the amount of time for the option to vest after grant, if any, and other terms and limitations will be determined at the time of grant. Options granted under the SIP may not have an exercise period that is more than ten years from the time the option is granted. The maximum number of shares of common stock authorized for issuance under the SIP is 756,356. The SIP provides for appropriate adjustments in the number and kind of shares available for grant or subject to outstanding awards under the SIP to avoid dilution in the event of mergers, stock splits, stock dividends or other changes in the capitalization of the Company. The SIP expires on June 20, 2029. At June 30, 2026, there were 322,454 shares available for issuance under the SIP.

The Company grants shares of restricted stock, under the SIP, to certain members of its Board of Directors as compensation for their services, in accordance with the Company’s Non-employee Directors Compensation program adopted in October 2010. The Company also grants restricted stock to certain officers under individual agreements with these officers. Some of these restricted stock awards vest immediately, while the remainder vest over the service period of three years. Management recognizes compensation expense for the fair value of the restricted stock awards on a straight-line basis over the requisite service period. Since inception of the plan and through the six months ended June 30, 2026, there have been 317,659 awards granted. There were no awards granted during the three months ended June 30, 2026 and 2025, while the Company recognized compensation expense for prior restricted stock awards of $28 thousand and $27 thousand, respectively. During the six months ended June 30, 2026 and 2025, there were 16,031 and 16,845 awards granted, respectively and the Company recognized compensation expense for restricted stock awards of $366 thousand and $326 thousand, respectively.

Employee Stock Purchase Plan:

On January 1, 2017, the Company implemented the Embassy Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting held on June 16, 2016. Under the ESPP, each employee of the Company and its subsidiaries who is employed on an offering date and customarily is scheduled to work at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate. The purchase price for shares purchased under the ESPP is 90% of the fair market value of such shares on the date of purchase. The purchase price may be adjusted from time to time by the Board of Directors; provided, however, that the discount to fair market value shall not exceed 15%.  The Company has authorized 350,000 shares of its common stock for the ESPP, of which 37,586 shares have been issued as of June 30, 2026. The Company recognized discount expense in relation to the ESPP of $3 thousand and $1 thousand during the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recognized discount expense in relation to the ESPP of $5 thousand and $2 thousand during the six months ended June 30, 2026 and June 30, 2025, respectively.

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

The components of other comprehensive (loss) income both before tax and net of tax are as follows:

	Three Months Ended June 30,
	2026			2025

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding gains on securities available for sale	$4,251	$(893)	$3,358	$2,611	$(549)	$2,062
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive income	$4,251	$(893)	$3,358	$2,611	$(549)	$2,062

	Six Months Ended June 30,
	2026			2025

	(In Thousands)

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in accumulated other comprehensive loss:
Unrealized holding (losses) gains on securities available for sale	$(695)	$146	$(549)	$6,098	$(1,281)	$4,817
Reclassification adjustments for gains on securities transactions included in net income (A),(B)	-	-	-	-	-	-
Total other comprehensive (loss) income	$(695)	$146	$(549)	$6,098	$(1,281)	$4,817

A.Realized gains on securities transactions included in gain on sales of securities in the accompanying Consolidated Statements of Income, as applicable.

B.Tax effect included in income tax expense in the accompanying Consolidated Statements of Income.

There were no realized gains on securities available for sale for the three and six months ended June 30, 2026 and 2025.

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the accumulated other comprehensive loss, net of tax, is as follows:

Securities
Available
for Sale
Three Months Ended June 30, 2026 and 2025	(In Thousands)
Balance March 31, 2026	$(42,005)
Other comprehensive income before reclassifications	3,358
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	3,358
Balance June 30, 2026	$(38,647)

Balance March 31, 2025	$(47,880)
Other comprehensive income before reclassifications	2,062
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	2,062
Balance June 30, 2025	$(45,818)

Six Months Ended June 30, 2026 and 2025
Balance January 1, 2026	$(38,098)
Other comprehensive loss before reclassifications	(549)
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive loss during the period	(549)
Balance June 30, 2026	$(38,647)

Balance January 1, 2025	$(50,635)
Other comprehensive income before reclassifications	4,817
Amounts reclassified from accumulated other comprehensive loss	-
Net other comprehensive income during the period	4,817
Balance June 30, 2025	$(45,818)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars In Thousands, Except Share and Per Share Data)

Net income	$4,123	$3,437	$7,862	$6,324

Weighted average shares outstanding	7,412,390	7,644,154	7,473,846	7,640,583
Dilutive effect of potential common shares, stock options	-	-	-	-
Diluted weighted average common shares outstanding	7,412,390	7,644,154	7,473,846	7,640,583

Basic earnings per share	$0.56	$0.45	$1.05	$0.83
Diluted earnings per share	$0.56	$0.45	$1.05	$0.83

All stock options were considered in computing diluted earnings per common share for the three and six months ended June 30, 2026 and June 30, 2025.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy utilized at June 30, 2026 and December 31, 2025, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total

	(In Thousands)
U.S. Treasury securities	$-	$68,125	$-	$68,125
U.S. Government agency obligations	-	22,864	-	22,864
Municipal bonds	-	61,137	-	61,137
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	195,762	-	195,762
June 30, 2026 Securities available for sale	$-	$347,888	$-	$347,888

U.S. Treasury securities	$-	$76,197	$-	$76,197
U.S. Government agency obligations	-	16,721	-	16,721
Municipal bonds	-	61,026	-	61,026
U.S. Government Sponsored Enterprise (GSE) -
Mortgage-backed securities - residential	-	187,986	-	187,986
December 31, 2025 Securities available for sale	$-	$341,930	$-	$341,930

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 and December 31, 2025, respectively, are as follows:

	(Level 1)	(Level 2)
	Quoted	Significant	(Level 3)
	Prices in Active	Other	Significant
	Markets for	Observable	Unobservable
Description	Identical Assets	Inputs	Inputs	Total
(In Thousands)
June 30, 2026 Loans individually evaluated for credit losses	$-	$-	$452	$452
December 31, 2025 Loans individually evaluated for credit losses	$-	$-	$462	$462

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2026, of the loans individually evaluated for credit losses having an aggregate balance of $2.5 million, $1.8 million did not require a valuation allowance because the value of the collateral, including estimated selling costs, securing the loan was determined to meet or exceed the balance owed on the loan. Of the remaining $714 thousand in loans individually evaluated for credit losses, an aggregate valuation allowance of $262 thousand was required to reflect what was determined to be a shortfall in the value of the collateral as compared to the balance on such loans.

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

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets would be included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At both June 30, 2026 and December 31, 2025, the Company had no real estate properties acquired through, or in lieu of, foreclosure.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

	(Dollars In Thousands)
June 30, 2026:
Loans individually evaluated for credit losses	$452	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-20.6%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.9%)
December 31, 2025:
Loans individually evaluated for credit losses	$462	Appraisal of real estate collateral	Appraisal adjustments (1)	0% to -25% (-20.6%)
		and pending agreement of sale	Liquidation expenses (2)	0% to -10.0% (-7.9%)

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

Embassy Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2026 and December 31, 2025:

			(Level 1)
			Quoted
			Prices in	(Level 2)
			Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Fair Value	Identical	Observable	Unobservable
	Amount	Estimate	Assets	Inputs	Inputs

	(In Thousands)
June 30, 2026:
Financial assets:
Cash and cash equivalents	$132,941	$132,941	$132,941	$-	$-
Securities available-for-sale	347,888	347,888	-	347,888	-
Loans receivable, net of allowance	1,307,876	1,213,951	-	-	1,213,951
Restricted investments in bank stock	1,126	1,126	-	1,126	-
Accrued interest receivable	4,453	4,453	-	4,453	-
Financial liabilities:
Deposits	1,693,691	1,689,722	-	1,689,722	-
Securities sold under agreements to
repurchase and federal funds purchased	7,747	7,747	-	7,747	-
Accrued interest payable	7,389	7,389	-	7,389	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

December 31, 2025:
Financial assets:
Cash and cash equivalents	$112,859	$112,859	$112,859	$-	$-
Securities available-for-sale	341,930	341,930	-	341,930	-
Loans receivable, net of allowance	1,279,201	1,194,392	-	-	1,194,392
Restricted investments in bank stock	1,051	1,051	-	1,051	-
Accrued interest receivable	4,276	4,276	-	4,276	-
Financial liabilities:
Deposits	1,640,252	1,638,830	-	1,638,830	-
Securities sold under agreements to
repurchase and federal funds purchased	9,880	9,880	-	9,880	-
Accrued interest payable	7,198	7,198	-	7,198	-
Off-balance sheet financial instruments:
Commitments to grant loans	-	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Embassy Bancorp, Inc. (the “Company”) as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, respectively. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2026. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

•the impact of losses from Artificial Intelligence (AI) related scams or fraudulent activity;

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

At June 30, 2026, the Company continued to be in a strong financial and operational condition. The Bank’s June 30, 2026 capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The Company’s ratio of non-performing loans to total loans at June 30, 2026 was 0.05% and the ratio of non-performing assets to total assets was 0.04%. The Company had its most recent Community Reinvestment Act (“CRA”) examination in 2025 and received a “satisfactory” rating.

The Company’s assets increased by $58.5 million from $1.80 billion at December 31, 2025 to $1.86 billion at June 30, 2026. The increase was due to an increase of $20.1 million in cash and cash equivalents, an increase of $6.0 million in securities available for sale, and an increase of $28.7 million in net loans receivable. The $20.1 million increase in cash and cash equivalents was due to an increase in deposits of $53.4 million, $33.0 million in principal pay downs on mortgage-backed securities, calls, and maturities within the securities available for sale portfolio, offset by the net loan growth of $28.7 million, the purchase of $39.3 million in securities available for sale, and a decrease in securities sold under agreement to repurchase of $2.1 million. The $6.0 million increase in securities was net of an increase in unrealized losses of $695 thousand. The current unrealized loss position of the securities portfolio is due to the increase in market interest rates in response to economic conditions since purchase and not due to the credit quality of the investment portfolio.

The Company's deposits increased by $53.4 million from $1.64 billion at December 31, 2025 to $1.69 billion at June 30, 2026. The increase in deposits was due to an increase of $46.0 million in non-interest bearing deposits and an increase of $7.4 million in interest bearing deposits. The Company continues to seek deposits using a highly effective relationship building, sales and marketing effort, which serves to further increase the Company’s overall presence in the market it serves, along with deposit relationships developed as a result of cross-marketing efforts to its loan and other non-depository banking service customers. The Company’s success in attracting new deposit relationships is, in part, due to the increased usage of the Company’s online banking platform, competitively offered rates, and the continued convenience and efficiency of our branch network and branch personnel. The Company continues to take advantage of deposit opportunities created by mergers, name changes, competitive branch hour and service adjustments and/or branch closures in the Company’s market area, and by attracting new customers looking to relocate to a local, reputable community bank.

Net loans receivable increased by $28.7 million from $1.28 billion at December 31, 2025 to $1.31 billion at June 30, 2026. The market continues to be very competitive and the Company is committed to maintaining a high-quality portfolio that returns a reasonable market rate. While the past and current economic and competitive conditions in the marketplace have created more competition for loans to creditworthy customers, the Company continues to expand its market presence and pipeline, and continues to focus on developing a reputation as being a market leader in both commercial and consumer/mortgage lending. Management believes that this combination of relationship building, cross marketing and responsible underwriting will translate into continued long-term growth of a portfolio of quality loans and core deposit relationships. The Company continues to monitor the interest rate exposure of its interest-bearing assets and liabilities. See the expanded discussion under the Financial Condition: Loans section below.

Net income for the three months ended June 30, 2026 was $4.1 million, compared to net income for the three months ended June 30, 2025 of $3.4 million, an increase of $686 thousand, or 20.0%. Basic and diluted earnings per share increased to $0.56 for the three months ended June 30, 2026, as compared to $0.45 for the three months ended June 30, 2025. The difference in net income for the three months ended June 30, 2026 and June 30, 2025 resulted primarily from an increase in interest income of $1.5 million, a decrease in interest expense of $164 thousand, and an increase of $119 thousand in non-interest income, offset by an increase of $378 thousand in non-interest expenses and an increase of $562 thousand in the provision for credit losses.

Net income for the six months ended June 30, 2026 was $7.9 million, compared to net income for the six months ended June 30, 2025 of $6.3 million, an increase of $1.5 million, or 24.3%. Basic and diluted earnings per share increased to $1.05 for the six months ended June 30, 2026, as compared to $0.83 for the six months ended June 30, 2025. The difference in net income for the six months ended June 30, 2026 and June 30, 2025 resulted primarily from an increase in interest income of $3.1 million, a decrease in interest expense of $211 thousand, and an increase of $206 thousand in non-interest income, offset by an increase of $1.0 million in non-interest expenses and an increase of $535 thousand in the provision for credit losses.

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

Total interest income for the three months ended June 30, 2026 increased $1.5 million to $19.2 million, as compared to $17.7 million for the three months ended June 30, 2025. Average earning assets were $1.77 billion for the three months ended June 30, 2026, as compared to $1.68 billion for the three months ended June 30, 2025. The tax equivalent yield on average earning assets was 4.39% for the second quarter of 2026 compared to 4.27% for the second quarter of 2025.

Total interest expense for the three months ended June 30, 2026 decreased $164 thousand to $7.1 million, as compared to $7.3 million for the three months ended June 30, 2025. Average interest bearing liabilities were $1.32 billion for the three months ended June 30,

2026 and $1.27 billion for the three months ended June 30, 2025. The yield on average interest bearing liabilities was 2.18% and 2.31% for the second quarter of 2026 and 2025, respectively. Over the past year the Company has experienced a consistent decrease in the cost of funds with reductions observed in each successive quarter. This downward trend reflects more favorable market conditions and strategic financial management. The Company’s cost of funds was 1.69%, 1.75%, and 1.82% for the three months ended June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

Net interest income for the three months ended June 30, 2026 was $12.1 million, compared to $10.4 million for the three months ended June 30, 2025. The increase in net interest income is, in part, the result of an increase in the average balances of taxable loans, an increase in the average balances of taxable and non-taxable investments, and an increase in the average balances of interest bearing deposits with banks, along with an increase in the rates of taxable and non-taxable loans and taxable investments. Also contributing to the increase in net interest income was a decrease in the average balance of savings accounts, along with a decrease in the rates of interest bearing demand deposits, NOW and money markets, savings, certificates of deposits, and securities sold under agreement to repurchase. The increase in net interest income was offset by a decrease in the average balance of non-taxable loans, an increase in the average balance of interest bearing demand deposits, NOW and money markets, an increase in the average balance of certificates of deposit, and an increase in the average balance of securities sold under agreement to repurchase, along with a decrease in the rate of non-taxable investments, fed funds sold, and interest bearing deposits with banks. The Company’s net interest margin is 2.74% on a US GAAP basis and 2.77% on a tax equivalent (non-US GAAP) basis for the three months ended June 30, 2026, as compared to 2.50% on a US GAAP basis and 2.52% on a tax equivalent (non-US GAAP) basis for the three months ended June 30, 2025.

Total interest income for the six months ended June 30, 2026 increased $3.1 million to $37.8 million, as compared to $34.7 million for the six months ended June 30, 2025. Average earning assets were $1.76 billion for the six months ended June 30, 2026 as compared to $1.66 billion for the six months ended June 30, 2025. The tax equivalent yield on average earning assets was 4.36% for the second quarter of 2026 compared to 4.25% for the second quarter of 2025.

Total interest expense for the six months ended June 30, 2026 decreased $211 thousand to $14.2 million, as compared to $14.4 million for the six months ended June 30, 2025. Average interest bearing liabilities were $1.31 billion for the six months ended June 30, 2026 and $1.25 billion for the six months ended June 30, 2025. The yield on average interest bearing liabilities was 2.19% and 2.33% for the six months ended June 30, 2026 and 2025, respectively. The Company’s cost of funds was 1.71% and 1.82% for the six months ended June 30, 2026 and June 30, 2025, respectively.

Net interest income for the six months ended June 30, 2026 was $23.5 million, compared to $20.2 million for the six months ended June 30, 2025. The increase in net interest income is, in part, the result of an increase in the average balances of taxable loans, an increase in the average balances of taxable and non-taxable investments, and an increase in the average balances of interest bearing deposits with banks, along with an increase in the rates of taxable and non-taxable loans and taxable investments. Also contributing to the increase in net interest income was a decrease in the average balance of savings accounts, along with a decrease in the rates of interest bearing demand deposits, NOW and money markets, savings, certificates of deposits, and securities sold under agreement to repurchase and other borrowings. The increase in net interest income was offset by a decrease in the average balance of non-taxable loans, an increase in the average balance of interest bearing demand deposits, NOW and money markets, an increase in the average balance of certificates of deposit, and an increase in the average balance of securities sold under agreement to repurchase, along with a decrease in the rate of non-taxable investments, fed funds sold, and interest bearing deposits with banks. The Company’s net interest margin is 2.70% on a US GAAP basis and 2.73% on a tax equivalent (non-US GAAP) basis for the six months ended June 30, 2026, as compared to 2.46% on a US GAAP basis and 2.50% on a tax equivalent (non-US GAAP) basis for the six months ended June 30, 2025.

The tables below set forth average balances and corresponding yields for the corresponding periods ended June 30, 2026 and 2025, respectively:

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (quarter to date)

	Three Months Ended June 30,
	2026			2025
			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)

ASSETS
Loans - taxable (2)	$1,281,504	$15,164	4.75%	$1,248,669	$14,153	4.55%
Loans - non-taxable (1)	25,010	239	4.85%	26,541	251	4.80%
Investment securities - taxable	308,679	2,458	3.19%	295,172	2,248	3.05%
Investment securities - non-taxable (1)	41,368	298	3.66%	38,785	297	3.89%
Federal funds sold	1,000	9	3.61%	1,000	11	4.41%
Interest bearing deposits with banks	115,886	1,079	3.73%	68,877	766	4.46%
TOTAL INTEREST EARNING ASSETS	1,773,447	19,247	4.39%	1,679,044	17,726	4.27%
Less allowance for credit losses	(12,159)			(12,136)
Other assets	82,636			83,629
TOTAL ASSETS	$1,843,924			$1,750,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits, NOW and money market	$287,700	$969	1.35%	$281,400	$1,000	1.43%
Savings	448,022	927	0.83%	457,996	981	0.86%
Certificates of deposit	570,311	5,226	3.68%	520,899	5,289	4.07%
Securities sold under agreements to repurchase and other borrowings	9,394	21	0.90%	6,219	37	2.39%
TOTAL INTEREST BEARING LIABILITIES	1,315,427	7,143	2.18%	1,266,514	7,307	2.31%

Non-interest bearing demand deposits	377,327			347,105
Other liabilities	22,922			23,332
Stockholders' equity	128,248			113,586
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,843,924			$1,750,537

Net interest income		$12,104			$10,419
Tax equivalent adjustments
Loans		64			67
Investments		79			79
Total tax equivalent adjustments		143			146
Net interest income on a tax equivalent basis		$12,247			$10,565
Net interest spread (US GAAP basis)			2.19%			1.93%
Net interest margin (US GAAP basis)			2.74%			2.50%
Net interest spread (non-US GAAP basis) (3)			2.21%			1.96%
Net interest margin (non-US GAAP basis) (3)			2.77%			2.52%
Cost of funds			1.69%			1.82%

(1)Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% for the three months ended June 30, 2026 and 2025, respectively.

(2)The average balance of taxable loans includes loans in which interest is no longer accruing.

(3)Non-US GAAP net interest spread and net interest margin are calculated on a fully tax equivalent basis at a tax rate of 21% for the three months ended June 30, 2026 and 2025, respectively.

Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential (year to date)

	Six Months Ended June 30,

	2026			2025

			Tax			Tax
	Average		Equivalent	Average		Equivalent
	Balance	Interest	Yield	Balance	Interest	Yield

	(Dollars In Thousands)

ASSETS
Loans - taxable (2)	$1,275,627	$29,892	4.73%	$1,245,789	$27,859	4.52%
Loans - non-taxable (1)	25,057	479	4.88%	26,584	504	4.85%
Investment securities - taxable	306,081	4,784	3.15%	282,380	4,218	3.02%
Investment securities - non-taxable (1)	41,861	596	3.63%	39,564	594	3.84%
Federal funds sold	1,000	18	3.63%	1,000	22	4.45%
Interest bearing deposits with banks	107,845	1,982	3.71%	66,532	1,467	4.46%
TOTAL INTEREST EARNING ASSETS	1,757,471	37,751	4.36%	1,661,849	34,664	4.25%
Less allowance for credit losses	(12,116)			(12,158)
Other assets	81,258			83,347
TOTAL ASSETS	$1,826,613			$1,733,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits,
NOW and money market	$284,090	$1,872	1.33%	$274,755	$1,928	1.42%
Savings	447,809	1,815	0.82%	456,228	1,938	0.86%
Certificates of deposit	567,202	10,472	3.72%	511,295	10,467	4.14%
Securities sold under agreements to repurchase and other borrowings	10,167	47	0.93%	6,577	84	2.58%
TOTAL INTEREST BEARING LIABILITIES	1,309,268	14,206	2.19%	1,248,855	14,417	2.33%

Non-interest bearing demand deposits	365,123			348,619
Other liabilities	22,644			23,235
Stockholders' equity	129,578			112,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,826,613			$1,733,038

Net interest income		$23,545			$20,247
Tax equivalent adjustments
Loans		127			134
Investments		158			158
Total tax equivalent adjustments		285			292
Net interest income on a tax equivalent basis		$23,830			$20,539
Net interest spread (US GAAP basis)			2.16%			1.88%
Net interest margin (US GAAP basis)			2.70%			2.46%
Net interest spread (non-US GAAP basis) (3)			2.17%			1.92%
Net interest margin (non-US GAAP basis) (3)			2.73%			2.50%
Cost of funds			1.71%			1.82%

3.Yields on tax exempt assets have been calculated on a fully tax equivalent basis at a tax rate of 21% for the six months ended June 30, 2026 and 2025, respectively.

4.The average balance of taxable loans includes loans in which interest is no longer accruing.

5.Non-US GAAP net interest spread and net interest margin are calculated on a fully tax equivalent basis at a tax rate of 21% for the six months ended June 30, 2026 and 2025, respectively.

The table below demonstrates the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities:

	Three Months Ended			Six Months Ended
	June 30, 2026			June 30, 2026
	compared to June 30, 2025			compared to June 30, 2025
	(In Thousands)
	Due to change in:			Due to change in:
	Total			Total
	Change	Volume	Rate	Change	Volume	Rate
Interest-earning assets:
Loans - taxable	$1,011	$372	$639	$2,033	$667	$1,366
Loans - non-taxable	(12)	(14)	2	(25)	(29)	4
Investment securities - taxable	210	103	107	566	354	212
Investment securities - non-taxable	1	20	(19)	2	34	(32)
Federal funds sold	(2)	-	(2)	(4)	-	(4)
Interest bearing deposits with banks	313	523	(210)	515	911	(396)
Total net change in income on
interest-earning assets	1,521	1,004	517	3,087	1,937	1,150

Interest-bearing liabilities:
Interest bearing demand deposits,
NOW and money market	(31)	22	(53)	(56)	65	(121)
Savings	(54)	(21)	(33)	(123)	(36)	(87)
Certificates of deposit	(63)	502	(565)	5	1,145	(1,140)
Total deposits	(148)	503	(651)	(174)	1,174	(1,348)
Securities sold under agreements to
repurchase and other borrowings	(16)	19	(35)	(37)	46	(83)
Total net change in expense on
interest-bearing liabilities	(164)	522	(686)	(211)	1,220	(1,431)
Change in net interest income	$1,685	$482	$1,203	$3,298	$717	$2,581

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

For the three months ended June 30, 2026, the provision for credit losses on loans was $375 thousand and the provision for credit losses on unused commitments was $9 thousand, compared to credit for credit losses on loans of $165 thousand and the credit for credit losses on unused commitments of $13 thousand for the three months ended June 30, 2025. In the three months ended June 30, 2026 there were charge-offs of $15 thousand and no recoveries. In the three months ended June 30, 2025 there were charge-offs of $152 thousand and no recoveries.

For the six months ended June 30, 2026, the provision for credit losses on loans was $438 thousand and the credit for credit losses on unused commitments was $34 thousand, compared to credit for credit losses on loans of $109 thousand and the credit for credit losses on unused commitments of $22 thousand for the six months ended June 30, 2025. In the six months ended June 30, 2026 there were charge-offs of $21 thousand and no recoveries. In the six months ended June 30, 2025 there were charge-offs of $152 thousand and no recoveries.

The provision for credit losses is a function of the allowance for credit loss methodology that the Company uses to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. See the discussion below under “Credit Risk and Loan Quality” regarding the Company’s considerations of its June 30, 2026 allowance for credit loss levels. The allowance for credit losses is $12.5 million as of June 30, 2026, which is 0.94% of total loans receivable, compared to $11.9 million or 0.93% of total loans receivable as of June 30, 2025. At December 31, 2025, the allowance for credit losses was $12.0 million, which represented 0.93% of total loans receivable. Based principally on loan growth, economic conditions, asset quality, and loan-loss experience, including that of comparable institutions in the Company’s market area, the allowance is believed to be adequate to absorb any losses expected in the portfolio. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate, or that material increases will not be necessary should the quality of the loans deteriorate. The Company has not participated in any sub-prime lending activity.

The activity in the allowance for credit losses is shown in the following table, as well as period end loans receivable and the allowance for credit losses as a percent of the total loans receivable portfolio:

3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In Thousands)
Loans receivable at end of period	$1,319,329	$1,281,066	$1,319,329	$1,281,066
Allowance for credit losses:
Balance, beginning	$12,096	$12,222	$12,039	$12,166
Provision (credit) for credit losses	375	(165)	438	(109)
Loans charged off:
Commercial real estate	-	(136)	-	(136)
Commercial construction	-	-	-	-
Commercial	-	(15)	(6)	(15)
Residential real estate	-	-	-	-
Consumer	(15)	(1)	(15)	(1)
Total loans charged off	(15)	(152)	(21)	(152)
Recoveries of loans previously charged off:
Commercial real estate	-	-	-	-
Commercial construction	-	-	-	-
Commercial	-	-	-	-
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Total recoveries	-	-	-	-
Net charge offs	(15)	(152)	(21)	(152)
Balance at end of period	$12,456	$11,905	$12,456	$11,905
Allowance for credit losses to loans receivable at end of period	0.94%	0.93%	0.94%	0.93%

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded commitments at a level that management believes is adequate to absorb probable losses. At June 30, 2026 and December 31, 2025, a $142 thousand and $176 thousand unfunded commitment reserve was reported, respectively, on the Consolidated Balance Sheets in other liabilities.

Non-interest Income

Total non-interest income was $1.1 million for the three months ended June 30, 2026, compared to $936 thousand for the same period in 2025. The increase is, in part, attributable to an increase in bank owned life insurance of $32 thousand, an increase of $26 thousand in debit card interchange fees, and an increase in other service fees of $49 thousand primarily due to an increase in overdraft fees and wire fees.

Total non-interest income was $1.8 million for the six months ended June 30, 2026, compared to $1.6 million for the same period in 2025. The increase is, in part, attributable to an increase in bank owned life insurance of $69 thousand, an increase of $44 thousand in debit card interchange fees, and an increase in other service fees of $83 thousand primarily due to an increase in overdraft fees and wire fees.

Non-interest Expense

Non-interest expenses increased $378 thousand from $7.4 million for the three months ended June 30, 2025 to $7.8 million for the three months ended June 30, 2026. The increases in non-interest expenses are attributable to an increase of $86 thousand in occupancy and equipment expenses in part due to software depreciation, an increase of $83 thousand in data processing expenses due to costs associated with a new general ledger system, an increase in network support costs and maintenance contracts, an increase of $75 thousand in advertising and promotion expenses, an increase of $47 thousand in professional fees, an increase of $27 thousand in charitable contributions, and an increase of $51 thousand in other expenses primarily due to increases in operating expenses, bank shares tax, and shareholder relations. The Company’s efficiency ratio, a non-GAAP measure, was 59.1% and 65.2% for the three months ended June 30, 2026 and 2025, respectively.

Non-interest expenses increased $1.0 million from $14.3 million for the six months ended June 30, 2025 to $15.3 million for the six months ended June 30, 2026. The increase in non-interest expenses is, in part, attributable to a $277 thousand increase in salaries and employee benefits. The Company had a 7.0% increase in full-time equivalent employees from one hundred fourteen (114) at June 30, 2025 to one hundred twenty-two (122) at June 30, 2026. New hires included a commercial lender and various branch and operational personnel. The increase in the number of employees, together with the annual increases in salaries and bonuses, an increase in employer payroll taxes, offset by a decrease in health insurance costs, a decrease in non-qualified pension expense, and an increase in deferred loan costs, resulted in an increase in overall salary and benefits. Additional increases in non-interest expenses are attributable to an increase of $140 thousand in occupancy and equipment expenses in part due to an increase in rent, occupancy, utilities, and software depreciation, an increase of $302 thousand in data processing expenses due, in part, to the implementation of a new content management software, costs associated with a new general ledger system, an increase in ATM network fees, and an increase in maintenance contracts, an increase of $104 thousand in advertising and promotion expenses, an increase of $46 thousand in charitable contributions, and an increase of $125 thousand in other expenses primarily due to increases in operating expenses and bank shares tax, offset by a decrease in debit card production expenses and check printing expenses. The Company’s efficiency ratio, a non-GAAP measure, was 60.6% and 65.6% for the six months ended June 30, 2026 and 2025, respectively.

A breakdown of other expenses can be found in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes for the three months ended June 30, 2026 totaled $869 thousand, or 17.4% of income before taxes, compared to income taxes for the three months ended June 30, 2025 totaling $691 thousand, or 16.7% of income before taxes. The increase in the tax rate is, in part, the result of the change in the mix of taxable and tax free loans and investments, offset by an increase in income on bank owned life insurance.

The provision for income taxes for the six months ended June 30, 2026 totaled $1.7 million, or 17.8% of income before taxes, compared to income taxes for the six months ended June 30, 2025 totaling $1.3 million, or 17.2% of income before taxes. The increase in the tax rate is, in part, the result of the change in the mix of taxable and tax free loans and investments, offset by an increase in income on bank owned life insurance.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio continues to be classified, in its entirety, as “available for sale.” Management believes that a portfolio classification of available for sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time, but not necessarily to maturity. Such securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The portfolio is structured to provide a return on investments while providing a consistent source of liquidity and meeting strict risk standards. Investment securities consist primarily of mortgage-backed securities issued by FHLMC or FNMA, taxable and non-taxable municipal bonds, government agency bonds, and Treasury bonds. The Company holds no high-risk or direct internationally exposed securities or derivatives as of June 30, 2026. The Company has not made any investments in non-U.S. government agency mortgage backed securities or sub-prime loans. The current liquidity of the portfolio has been impacted by the increase in longer-term market interest rates over the prior quarter. Selling of securities would not be expected as a primary source of short term liquidity given the unrealized losses currently in the portfolio.

Total securities at June 30, 2026 were $347.9 million compared to $341.9 million at December 31, 2025. The increase in the investment portfolio resulted from the purchase of four (4) Treasury bonds, five (5) government agency bonds, and five (5) mortgage-backed securities totaling $39.3 million, offset by principal pay downs on mortgage-backed securities, the call of two (2) government agency bonds, the maturity of six (6) Treasury bonds, the maturity of three (3) mortgage-backed securities, and the maturity of one (1) government agency bond totaling $33.0 million, and an increase in unrealized losses of $695 thousand. The carrying value of the securities portfolio as of June 30, 2026 includes a net unrealized loss of $48.9 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity net of income tax effect. This compares to a net unrealized loss of $48.2 million at December 31, 2025. The current unrealized loss position of the securities portfolio is due to increasing market interest rates during 2022 through 2023 in response to economic conditions since initial purchase. Management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, securities in an unrealized loss position at June 30, 2026. Further, management reviewed the Company's securities as of June 30, 2026 and concluded there were no credit-related declines in fair value. The effective duration of the securities portfolio is approximately 5 to 6 years at June 30, 2026. The Company remains focused on strategically assessing and managing the portfolio to address the unrealized losses, while remaining opportunistic in executing sales that preserve earnings and minimizing realized losses.

Loans

The loan portfolio comprises a major component of the Company’s earning assets. All of the Company’s loans are to domestic borrowers. Net loans receivable were $1.31 billion at June 30, 2026 and $1.28 billion at December 31, 2025, representing an increase of $28.7 million. The gross loan-to-deposit ratio decreased to 78% at June 30, 2026, compared to 79% at December 31, 2025. The Company’s loan portfolio at June 30, 2026 was comprised of residential real estate and consumer loans of $712.3 million, an increase of $24.0 million from December 31, 2025, and commercial loans of $607.0 million, an increase of $5.1 million from December 31, 2025. The Company has not originated, nor does it intend to originate, sub-prime mortgage loans.

Credit Risk and Loan Quality

The Company’s allowance for credit losses was $12.5 million and $12.0 million at June 30, 2026 and December 31, 2025, respectively, an increase of $417 thousand. At June 30, 2026 and December 31, 2025, the allowance for credit losses represented 0.94% and 0.93%, respectively, of total loans receivable. The Company’s non-performing loans to total loans receivable were 0.05% at June 30, 2026, compared to 0.04% at June 30, 2025 and December 31, 2025. In the three months ended June 30, 2026 there were charge-offs of $15 thousand and no recoveries. In the three months ended June 30, 2025 there were charge-offs of $152 thousand and no recoveries. In the six months ended June 30, 2026 there were charge-offs of $21 thousand and no recoveries. In the six months ended June 30, 2025 there were charge-offs of $152 thousand and no recoveries. The aggregate balances of non-performing loans are included in the following table.

At June 30, 2026, approximately 97% of the Company’s loan portfolio is collateralized by real estate. Our loan portfolio includes a large amount of commercial real estate loans. Management believes the commercial real estate loan portfolio is well-diversified. At June 30, 2026 and December 31, 2025, high volatility commercial real estate exposures were $10.1 million and $3.5 million, respectively. Commercial real estate loans are originated primarily within Lehigh and Northampton counties, are within the Company’s underwriting criteria, and generally include the guarantee of one or more of the borrowers’ affiliates. At June 30, 2026, the Company’s office space portfolio included no exposure to properties in major metropolitan markets. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. The Company monitors these types of loans closely, obtaining updated appraisals on loans when required. As detailed in the Allowance for Credit Losses table, the Company had no charge-offs in this category in 2026. During the year ended December 31, 2025, the Company had $136 thousand in commercial real estate charge-offs. The Company believes it has taken the appropriate steps to implement appropriate risk management practices for its commercial real estate loan portfolio, which are subject to regulatory examination.

The details for non-performing loans and assets are included in the following table:

	June 30, 2026	December 31, 2025	June 30, 2025

	(In Thousands)
Non-accrual - commercial	$152	$-	$-
Non-accrual - consumer	516	482	485
Loans past due 90 or more days, accruing interest	-	-	-
Total nonperforming loans	668	482	485
Foreclosed assets	-	-	-
Total nonperforming assets	$668	$482	$485
Nonperforming loans to total loans	0.05%	0.04%	0.04%
Nonperforming assets to total assets	0.04%	0.03%	0.03%
Non-accrual loans to total loans	0.05%	0.04%	0.04%
Allowance to non-accrual loans	1864.67%	2497.72%	2454.64%
Net charge-offs to average loans	0.00%	0.01%	0.01%

Premises and Equipment

Company premises and equipment, net of accumulated depreciation, decreased $136 thousand from December 31, 2025 to June 30, 2026. This decrease is primarily due to depreciation on existing premises and equipment, offset by new purchases.

Deposits

Total deposits at June 30, 2026 increased by $53.4 million to $1.69 billion from $1.64 billion at December 31, 2025. The increase in the Company’s deposits was due to an increase of $54.0 million in demand, NOW and money market deposits and an increase of $7.1 million in time deposits, offset by a decrease of $7.7 million in savings. Included in the above mentioned increase was a $39.1 million increase in non-interest bearing demand business deposits and a $6.9 million increase in non-interest bearing demand personal deposits. Included in total deposits at June 30, 2026 were personal deposits of $1.14 billion, business deposits of $443.9 million, and municipal deposits of $108.5 million. Included in total deposits at December 31, 2025 were personal deposits of $1.15 billion, business deposits of $397.1 million, and municipal deposits of $95.7 million. The Company continues to see steady increases in new deposit accounts and customer relationships as bank mergers and sales of branches disrupt the local banking environment. The estimated amount of uninsured assessable deposits, including related interest accrued and unpaid, at June 30, 2026 and December 31, 2025 was $585.8 million and $554.9 million, respectively.

Liquidity

Liquidity represents the Company’s ability to meet the demands required for the funding of loans and to meet depositors’ requirements for use of their funds. The Company’s sources of liquidity are cash balances, due from banks, and federal funds sold. Cash and cash equivalents were $132.9 million at June 30, 2026, compared to $112.9 million at December 31, 2025.

Additional asset liquidity sources include principal and interest payments from the investment security and loan portfolios. Long-term liquidity needs may be met by selling unpledged securities available for sale, selling or participating loans, or raising additional capital. As noted above, selling of securities would not be a primary source of short term liquidity given the unrealized losses currently in the portfolio. At June 30, 2026, the Company had $347.9 million of available for sale securities, compared to $341.9 million at December 31, 2025. At June 30, 2026, the Bank had a maximum borrowing capacity for short-term and long-term FHLB advances of approximately $737.2 million, of which $737.1 million is available for borrowing at June 30, 2026. This borrowing capacity with the FHLB includes a line of credit of $150.0 million. The Bank had an outstanding FHLB letter of credit in the amount of $172 thousand as of June 30, 2026. There were no FHLB short-term or long-term advances outstanding as of June 30, 2026 or December 31, 2025. All FHLB borrowings are secured by qualifying assets of the Bank.

The Bank has a federal funds line of credit with the ACBB of $10.0 million, of which none was outstanding at June 30, 2026 and December 31, 2025. Advances from this line are unsecured.

The Bank is also eligible to borrow under the Federal Reserve Bank’s discount window borrowing programs.

The Company has a revolving line of credit facility with the ACBB of $7.5 million, of which none was outstanding at June 30, 2026 and December 31, 2025. Advances from this line are unsecured.

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

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect the various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These off-balance sheet arrangements consist of unfunded loans and commitments, as well as lines of credit made under the same standards as on-balance sheet instruments. These unused commitments totaled $198.7 million and $198.0 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, there was a $142 thousand and $176 thousand allowance for credit losses required for off-balance sheet arrangements, respectively. At June 30, 2026 and December 31, 2025, the Company had letters of credit outstanding of $6.3 million and $6.7 million, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management is of the opinion that the Company’s liquidity is sufficient to meet its anticipated needs.

Capital Resources and Adequacy

Total stockholders’ equity was $128.1 million as of June 30, 2026, representing a net increase of $479 thousand from December 31, 2025. The increase was the result of net income of $7.9 million, an increase in common stock of $18 thousand, and an increase in surplus of $394 thousand due to employee stock purchases and stock grants with compensation expense, offset by a $549 thousand increase in accumulated other comprehensive loss, treasury stock purchases of $3.2 million, and dividends declared of $4.1 million. The accumulated other comprehensive loss is excluded from both the Bank’s and the Company’s Tier 1 regulatory capital calculations.

The Company’s tangible book value per share, calculated as total stockholders’ equity divided by outstanding common stock shares, was $17.29 and $16.90 at June 30, 2026 and December 31, 2025, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements.

The regulations require that banks maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined in the regulations), and Tier 1 capital to average assets (as defined in the regulations). As of June 30, 2026, the Bank met the minimum requirements. In addition, the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” (as defined in the regulations).

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios:

Consolidated Bank

	June 30, 2026	December 31, 2025

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$166,448	$165,452
Tier 2, allowable portion of allowance for credit losses	12,598	12,215
Total capital	$179,046	$177,667

Common equity tier 1 capital ratio	14.1%	14.4%
Tier 1 risk based capital ratio	14.1%	14.4%
Total risk based capital ratio	15.2%	15.4%
Tier 1 leverage ratio	8.8%	9.1%

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

The following table provides the Company’s risk-based capital ratios and leverage ratios:

Consolidated Corporation

	June 30, 2026	December 31, 2025

	(Dollars In Thousands)
Tier 1, common stockholders' equity	$166,701	$165,673
Tier 2, allowable portion of allowance for credit losses	12,598	12,215
Total capital	$179,299	$177,888

Common equity tier 1 capital ratio	14.1%	14.4%
Tier 1 risk based capital ratio	14.1%	14.4%
Total risk based capital ratio	15.2%	15.5%
Tier 1 leverage ratio	8.8%	9.1%

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

Based on a twelve-month forecast of the balance sheet, the following table sets forth the Company’s interest rate risk profile at June 30, 2026 compared to the twelve-month forecast of the balance sheet at December 31, 2025, discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. For income simulation purposes, personal and business savings accounts reprice every two months, personal and business NOW accounts reprice every two months, and personal and business money market accounts reprice every two months. Management reviews all assumptions on a periodic basis and believes current assumptions support market conditions. The Company is liability sensitive, which means if interest rates fall, interest income will fall slower than interest expense and interest income will likely increase. The impact on net interest income, illustrated in the following table, would vary if different assumptions were used or if actual experience differs from that indicated by the assumptions.

Change in Interest Rates	Percentage Change in Net Interest Income
	June 30, 2026	December 31, 2025
Down 100 basis points	2.2%	2.8%
Down 200 basis points	3.5%	4.1%

Up 100 basis points	-2.7%	-3.6%
Up 200 basis points	-5.6%	-7.6%

Item 4 – Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer, First Executive Officer, and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, and they have concluded that, as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. There were no significant changes to our internal controls over financial reporting or in the other factors that could significantly affect our internal controls over financial reporting during the quarter ended June 30, 2026, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2025, the Company publicly announced that the Board of Directors authorized the adoption of a stock repurchase program for up to $5.0 million of its outstanding common stock. The stock repurchase program became effective October 31, 2025. Through March 31, 2026, the Company had purchased 258,301 shares totaling $4.9 million. On June 1, 2026, the Company publicly announced the Board of Directors amended its existing common stock repurchase program to authorize the repurchase of up to an additional $5 million of its outstanding common stock. The expanded stock repurchase program became effective June 1, 2026. The following sets forth the number of shares of common stock repurchased by the Company, and the average paid for such shares, during the second quarter of 2026.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2026	N/A	N/A	N/A	$144,068
May 1 - 31, 2026	N/A	N/A	N/A	$144,068
June 1 - 30, 2026	10,000	$21.45	10,000	$4,929,568
Total	10,000	$21.45	10,000

Cumulatively under the stock repurchase program through June 30, 2026, there has been 268,301 shares purchased with a total dollar value of $5,070,432, leaving an approximate dollar value of shares that may be repurchased under the plan of $4,929,568 as disclosed above.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

EMBASSY BANCORP, INC.
(Registrant)

Dated: August 13, 2026	By:	/s/ David M. Lobach, Jr.
David M. Lobach, Jr.
President and Chief Executive Officer

Dated: August 13, 2026	By:	/s/ Judith A. Hunsicker
Judith A. Hunsicker
First Executive Officer,
Chief Operating Officer and Secretary

Dated: August 13, 2026	By:	/s/ Jeffrey C. Skumin
Jeffrey C. Skumin
Executive Vice President and Chief Financial Officer